Form 10-Q
period 1996-04-20
AU BON PAIN CO INC
filed 1996-06-04
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-Q

   (Mark one)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 20, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______

             Commission file number   0-19253

                              Au Bon Pain Co., Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                               04-2723701
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

19 Fid Kennedy Avenue, Boston, MA                                   02210
(Address of principal executive offices)                         (Zip code)

                                 (617) 423-2100
              (Registrant's telephone number, including area code)

          ____________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No
                                ------       -------

         As of May 30, 1996, 10,019,856 shares and 1,665,362 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX



PART I.       FINANCIAL INFORMATION                       PAGE
- - -------       ---------------------                       ----


    ITEM 1.  FINANCIAL STATEMENTS........................   3

             Consolidated Balance Sheets as of
             April 20, 1996 and December 30, 1995........   3

             Consolidated Statements of Operations
             for the sixteen weeks ended
             April 20, 1996 and April 22, 1995...........   4

             Consolidated Statements of Cash Flows
             for the sixteen weeks ended
             April 20, 1996 and April 22, 1995...........   5

             Notes to Consolidated Financial Statements..   6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS..................................   8



PART II.     OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............  12

Item 1.  Financial Statements

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         April 20,         December 30,
                                                           1996                1995
                                                       ------------        ------------
ASSETS                                                  (unaudited)
Current assets:
         Cash and cash equivalents ............        $  3,422,642        $  6,419,646
         Accounts receivable ..................           5,809,772           6,595,708
         Inventories ..........................           7,645,806           7,776,222
         Prepaid expenses .....................           4,819,810           2,696,591
         Refundable income taxes ..............             616,515             694,053
         Deferred income taxes ................           2,936,095           2,936,095
                                                       ------------        ------------
              Total current assets ............          25,250,640          27,118,315
                                                       ------------        ------------

Property and equipment, less accumulated
  depreciation and amortization ...............         122,545,065         121,155,401
                                                       ------------        ------------
Other assets:
         Notes receivable .....................           2,299,188           2,253,578
         Intangible assets, net of accumulated
           amortization .......................          34,678,448          35,109,939
         Deferred financing costs .............             460,102             479,247
         Deposits and other ...................           5,290,615           4,789,101
         Deferred income taxes ................           2,112,682           2,112,682
              Total other assets ..............          44,841,035          44,744,547
                                                       ------------        ------------
              Total assets ....................        $192,636,740        $193,018,263
                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable .....................        $ 11,879,554        $ 10,320,830
         Accrued expenses .....................          10,783,094          11,617,889
         Current maturities of long term debt .           8,399,000           4,333,000
                                                       ------------        ------------
              Total current liabilities .......          31,061,648          26,271,719
Long term debt, less current maturities .......          36,519,856          42,502,362
Convertible Subordinated Notes ................          30,000,000          30,000,000
                                                       ------------        ------------
              Total liabilities ...............          97,581,504          98,774,081
                                                       ------------        ------------

Minority interest .............................             923,553           1,005,995
Stockholder's equity:
 Common stock, $.0001 par value:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;
   issued and outstanding none and 20,000
   in 1996 and 1995, respectively .............                   0                   2
  Class A, shares authorized 50,000,000;
   issued and outstanding 9,993,282 and
   9,929,278 in 1996 and 1995, respectively ...                 999                 993
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,681,282 and
   1,706,878 in 1996 and 1995, respectively ...                 168                 171
 Additional paid-in capital ...................          66,987,689          66,891,534
 Retained earnings ............................          27,142,827          26,345,487
                                                       ------------        ------------
              Total stockholders' equity ......          94,131,683          93,238,187
                                                       ------------        ------------
                  Total liabilities and
                    stockholders' equity ......        $192,636,740        $193,018,263
                                                       ============        ============

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 for the sixteen weeks ended
                                                ------------------------------
                                                 April 20,           April 22,
                                                   1996                1995
                                                -----------        -----------
Revenues:
    Restaurant sales ...................        $66,729,410        $60,014,548
    Franchise sales and other revenues .          2,711,374          2,970,897
                                                -----------        -----------
                                                 69,440,784         62,985,445

Costs and expenses:
    Cost of food and paper products ....         24,286,080         21,274,256
    Restaurant operating expenses:
        Labor ..........................         17,978,928         16,739,549
        Occupancy ......................          7,392,950          5,684,160
        Other ..........................          7,646,834          7,183,112
                                                -----------        -----------
                                                 33,018,712         29,606,821

    Depreciation and amortization ......          4,856,512          4,588,004
    General and administrative expenses           4,439,512          3,988,204
                                                -----------        -----------
                                                 66,600,816         59,457,285
                                                -----------        -----------

Operating income .......................          2,839,968          3,528,160
Interest expense, net ..................          1,300,083            731,856
Other expense, net .....................            560,422            450,209
Minority interest ......................             10,248             17,396
                                                -----------        -----------
Income before provision for income taxes            969,215          2,328,699

Provision for income taxes .............            171,875            728,800
                                                -----------        -----------
Net income .............................        $   797,340        $ 1,599,899
                                                ===========        ===========

Net income per common share ............        $      0.07        $      0.14
                                                ===========        ===========
Weighted average number of common and
  common equivalent shares outstanding .         11,831,325         11,731,083
                                                ===========        ===========

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                           for the sixteen weeks ended
                                                                        ---------------------------------
                                                                         April 20,             April 22,
                                                                            1996                 1995
                                                                        ------------         ------------
Cash flows from operations:
     Net income ................................................        $    797,340         $  1,599,899
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization .............................           4,856,512            4,588,004
     Amortization of deferred financing
       costs ...................................................              42,810               20,716
     Provision for losses on accounts
       receivable ..............................................              21,280               18,460
     Minority interest .........................................              10,248               17,396
     Expenditures towards closing of stores ....................            (114,712)                  --

Changes in operating assets and liabilities:
     Accounts receivable .......................................             764,656              (55,137)
     Inventories ...............................................             130,416             (149,449)
     Prepaid expenses ..........................................          (2,123,219)          (2,371,272)
     Refundable income taxes ...................................              77,538                   --
     Accounts payable ..........................................           1,558,724            2,716,531
     Accrued expenses ..........................................            (720,083)            (469,619)
                                                                        ------------         ------------

       Net cash provided by operating
         activities ............................................           5,301,510            5,915,529
                                                                        ------------         ------------

Cash flows from investing activities:
     Additions to property and equipment .......................          (5,796,747)         (13,663,112)
     Payments received on notes receivable .....................              19,390               17,903
     Increase in intangible assets .............................             (17,938)              (1,283)
     Increase in deposits and other ............................            (501,514)          (6,698,728)
     Increase in notes receivable ..............................             (65,000)                  --
                                                                        ------------         ------------

       Net cash used in investing
         activities ............................................          (6,361,809)         (20,345,220)
                                                                        ------------         ------------

Cash flows from financing activities:
     Exercise of employee stock options ........................              96,156              166,254
     Proceeds from long term debt issuance
       net of deferred financing costs .........................          19,598,827           31,508,000
     Principal payments on long term debt ......................         (21,515,333)         (16,336,362)
     Deferred financing costs ..................................             (23,665)             (11,870)
     Decrease in minority interest .............................             (92,690)            (132,633)
                                                                         -----------         ------------
       Net cash (used) provided by
         financing activities ..................................          (1,936,705)          15,193,389
                                                                        ------------         ------------

Net (decrease) increase in cash and cash
  equivalents ..................................................          (2,997,004)             763,698
                                                                        ------------         ------------
Cash and cash equivalents, at beginning of
  period .......................................................           6,419,646              992,432
                                                                         -----------         ------------
Cash and cash equivalents, at end of period ....................         $ 3,422,642         $  1,756,130
                                                                         ===========         ============

Supplemental cash flow information: Cash paid in the period for:
     Interest ..................................................        $  1,778,729         $  1,034,349
     Income taxes ..............................................        $    182,058         $    773,792

Notes to Consolidated Financial Statements


Note A - Basis of Presentation

         The accompanying unaudited, consolidated financial statements of Au Bon Pain Co., Inc. and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 30, 1995.

         The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year.


Note B - Franchise Fees

         Fees from the sale of area development rights and individual franchises are recognized as revenue upon the completion of all commitments related to the agreements and, for the sale of individual franchises, upon the commencement of franchise operations.


Note C - Earnings Per Share

         Income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for stock options and convertible debt. Fully diluted net income per share has not been presented as the amount would not differ significantly from that presented.


Note D - Commitments

         The Company currently has international franchise development agreements with developers in Japan, Chile, certain other South American countries, Thailand, Indonesia and The Philippines. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its croissants, muffins and cookies from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.

Note E - Company-Owned Life Insurance

         During fiscal year 1994, the Company established a company-owned life insurance program covering a substantial portion of its employees. At April 20, 1996, the cash surrender value and prepaid premiums of $57.5 million and the insurance policy loans of $56.1 million were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments of 10.96%.


Note F - Non-Recurring Charge

         During the third quarter of fiscal year 1995, the Company recorded a non-recurring pre-tax charge of $8.5 million (of which $363,000 was accrued as of April 20, 1996) principally to cover the expected costs of closing certain under-performing restaurants. The components of the non-recurring charge include cash costs of approximately $2.1 million for lease obligations, professional and consulting services, employee relocation and termination costs and noncash charges of approximately $6.4 million related to fixed asset disposals. This amount has been reflected in the consolidated statements of operations as a non-recurring charge. Amounts included in the non-recurring charge were based on the Company's best business judgment under prevailing circumstances, and on assumptions which may be revised over time as circumstances change. The store closures are expected to be completed early in fiscal 1996. For the sixteen weeks ended April 20, 1996 and April 22, 1995, the stores to be closed had sales of $3,186,674 and $3,710,167, respectively, and pre-tax losses of $233,047 and $478,909, respectively.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:

                                              for the sixteen weeks ended
                                              ---------------------------
                                                April 20,      April 22,
                                                  1996           1995
                                              ------------    -----------
Revenues:
     Restaurant sales ....................         96.1%         95.3%
     Franchise sales and other revenues ..          3.9           4.7
                                                  -----         -----
                                                  100.0%        100.0%

Costs and expenses:
     Cost of food and paper products .....         35.0%         33.8%
     Restaurant operating expenses .......         47.5          47.0
     Depreciation and amortization .......          7.0           7.3
     General and administrative ..........          6.4           6.3
                                                  -----         -----
                                                   95.9          94.4
                                                  -----         -----
Operating margin .........................          4.1           5.6
Interest expense, net ....................          1.9           1.2
Other expense, net .......................          0.8           0.7
                                                  -----         -----
Income before provision for income taxes .          1.4           3.7
Provision for income taxes ...............          0.2           1.2
                                                  -----         -----
Net income ...............................          1.2%          2.5%
                                                  -----         -----


General

         The Company's revenues are derived from restaurant sales and franchise sales and other revenues. Franchise sales and other revenues include sales of frozen dough products to franchisees and others, royalty income and franchise fees. Certain expenses (cost of food and paper products, restaurant operating expenses, and depreciation and amortization) relate primarily to restaurant sales, while general and administrative expenses relate to all areas of revenue generation.

         The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.


Results of Operations

         Total revenues for the sixteen weeks ended April 20, 1996 increased 10.2% to $69.4 million from $63.0 million for the comparable period of 1995. The increase was due to an 11.2% increase in restaurant sales, stemming from the 35 new Company-operated Au Bon Pain and Saint Louis Bread bakery cafes opened throughout 1995. The Saint Louis Bread business unit restaurant sales increased 59% to $15.7 million, while in the Au Bon Pain business unit total revenues increased only nominally to $51.1 million. Comparable restaurant sales for the full first quarter decreased by 2.9% in the Au Bon Pain business unit and increased by .2% in the Saint Louis Bread business unit. Weather significantly affected comparable restaurant sales in both concepts during the first three four-week periods of the quarter. In the Au Bon Pain business unit, comparable restaurant sales were negatively impacted by record levels of snow in the Northeast as well as the government shutdown. However, with the start of the roll-out of a new hot sandwich program late in the first quarter, comparable restaurant sales rebounded positively. At Saint Louis Bread, comparable restaurant sales improved significantly as the impact of unfavorable weather receded, reaching a 6.9% increase in the fourth period of the first quarter of 1996 versus the comparable period of 1995. The improvement in comparable restaurant sales at Saint Louis Bread was driven largely through the successful introduction of a new sourdough bagel statement and continued improvement in operational execution.

         Operating income in the first quarter of 1996 decreased 20% to $2,840,000 versus $3,528,000 in the 1995 first quarter, as operating margin was 4.1% in the first quarter of 1996 versus 5.6% in the first quarter of 1995. The first quarter, 1996 operating margin of 4.1% was also lower than the 4.7% operating margin reported in the immediately preceding fourth quarter of 1995.

         Operating margin in the Au Bon Pain business unit in the first quarter of 1996 was 2.6 points below that of the first quarter of 1995. The Au Bon Pain business unit results were impacted by several factors. First, the comparable restaurant sales decline unfavorably impacted occupancy costs on a percentage basis, reflecting the relatively fixed nature of these costs. Second, the continued poor performance in those stores in the process of being closed contributed significantly to the operating margin decline. Finally, costs associated with the initial stages of transitioning of the Company's frozen dough manufacturing to a new facility currently under construction in Missouri and changes in the mix of products sold in the Au Bon Pain stores along with higher flour prices reduced the manufacturing contribution per dollar of retail sales and raised percentage food cost. These structural impediments offset an .8 point improvement in percentage labor cost in the first quarter of 1996 versus the comparable quarter of 1995. Operating margin in the Au Bon Pain business unit in the first quarter of 1996 decreased by .4 points versus the first quarter of 1995. Food and paper costs and restaurant operating expenses improved by 1.3 points over the immediately preceding quarter due to new systems and management focus. However, negative leverage of depreciation and amortization and general and administrative expenses increased these expenses by 1.7 points due to seasonality and weather and the resulting lower average unit sales.

         At the Saint Louis Bread business unit, operating margin in the first quarter of 1996 was 3.2 points higher than the first quarter of 1995. The improvement was principally driven by a 2.5 point improvement in percentage restaurant operating expenses and a 1.3 point improvement in general and administrative expenses as a percentage of sales. The improvement in these expenses more than offset somewhat higher percentage food and paper costs due principally to higher cost within the local commissary production system resulting from the new, relatively inefficient commissaries opened in 1995 and changes in the mix associated with the new bagel program roll-out. Versus the immediately preceding fourth quarter of 1995, operating margin decreased by 1.4 points due to negative leverage from seasonally lower average sales volumes in the first quarter of 1996.

         The significantly lower operating income in the first quarter of 1996 as compared with the comparable period of 1995, combined with higher interest expense of $1.3 million versus $731,000 in the first quarter of 1995, resulted in a decrease in net income to $797,000 in the first quarter of 1996 versus $1.6 million in the first quarter of 1995. The higher interest expense was due primarily to greater average long-term debt outstanding. The provision for income taxes decreased in the first quarter of 1996 to 17.7% of pretax income, from 31.3% of pretax income in the first quarter of 1995 due to fixed deductions associated with the company-owned life insurance program.


Liquidity and Capital Resources

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes and maintaining or remodeling existing bakery cafes, working capital and acquisitions. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Total capital expenditures for the sixteen weeks ended April 20, 1996 of $5.8 million were related primarily to the construction of a second frozen dough production facility in Mexico, Missouri. The expenditures were funded by net proceeds of an $8.6 million industrial revenue bond issued by the City of Mexico, Missouri in connection with the construction of the new production facility and by net cash from operating activities of $5.3 million.

         In July 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 3.9% on April 20, 1996.

         In December 1993, the Company issued the 1993 Notes. The 1993 Notes are convertible into shares of the Company's Class A Common Stock, at a conversion price per share of $25.50, subject to adjustment. Beginning in December 1997, the Company may, at its option, redeem all or any part of the 1993 Notes upon the payment of the principal amount together with a premium based upon a declining percentage of the principal amount.

         At April 20, 1996, the Company had a $35.5 million unsecured revolving line of credit which bore interest at either the commercial bank's prime rate or LIBOR plus an amount ranging between .75% and 2.0%, depending upon certain financial tests. At April 20, 1996, $30.6 million was outstanding under the line of credit and an additional $1.8 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. Beginning January 1, 1996, availability under the line of credit began to reduce from $38 million by $633,000 monthly through maturity on April 30, 1997. In addition, at April 20, 1996 the Company had a $3.6 million term loan outstanding, collateralized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

         Management is currently in the process of arranging debt financing to increase the Company's total debt capacity. Management believes that its current financial position is sufficiently strong to enable it to be successful in obtaining the additional financing. In the event the Company is unable to obtain the additional financing, the Company will need to reduce its planned 1996 capital expenditures for new stores to utilize a portion of the cash flow from operations to reduce the unsecured line of credit.

         In 1996, the Company currently anticipates spending approximately $20 million for capital expenditures, principally for the opening new bakery cafes and completion of the construction of the second frozen dough facility in Mexico, Missouri. The Company expects to fund these expenditures principally through internally generated cash flow and the remaining net proceeds of the industrial revenue bond.

PART II. OTHER INFORMATION


Item 6   Exhibits and reports on Form 8-K.

(a)      27.  Financial Data Schedule

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended April 20, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AU BON PAIN CO., INC.
                                             (Registrant)



         Dated:  June 3, 1996                By:  /S/ LOUIS I. KANE
                                                  ------------------------------
                                                  Louis I. Kane
                                                  Co-Chairman






         Dated:  June 3, 1996                By:  /S/ RONALD M. SHAICH
                                                  ------------------------------
                                                  Ronald M. Shaich
                                                  Co-Chairman and
                                                  Chief Executive Officer






         Dated:  June 3, 1996                By:  /S/ ANTHONY J. CARROLL
                                                  ------------------------------
                                                  Anthony J. Carroll
                                                  Vice President and
                                                  Chief Financial Officer