Form 10-Q
period 1996-07-13
AU BON PAIN CO INC
filed 1996-08-27
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                            -------------------------

                                    FORM 10-Q

   (Mark one)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

        For the quarterly period ended July 13, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

        Commission file number   0-19253
                                 -------

                              Au Bon Pain Co., Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               04-2723701
   ---------------------------------              -------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

     19 Fid Kennedy Avenue, Boston, MA                    02210
  ----------------------------------------             ----------
  (Address of principal executive offices)             (Zip code)

                                 (617) 423-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                          -----------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X    No
                        -----     -----

     As of August 22, 1996, 10,049,720 shares and 1,647,399 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX


PART I.        FINANCIAL INFORMATION                        PAGE
- -------        ---------------------                        ----

     ITEM 1.   FINANCIAL STATEMENTS........................   3

               Consolidated Balance Sheets as of
               July 13, 1996 and December 30, 1995.........   3

               Consolidated Statements of Operations
               for the twelve and twenty-eight weeks
               ended July 13, 1996 and July 15, 1995.......   4

               Consolidated Statements of Cash Flows
               for the twenty-eight weeks ended
               July 13, 1996 and July 15, 1995.............   5

               Notes to Consolidated Financial Statements..   6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..................................   8



PART II.       OTHER INFORMATION
- --------       -----------------

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS............................  11

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............  11

Item 1.   Financial Statements

                              AU BON PAIN CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      July 13,      December 30,
                                                        1996            1995
                                                    ------------    ------------
ASSETS                                              (unaudited)
- ------
Current assets:
     Cash and cash equivalents .................    $  8,620,582    $  6,419,646
     Accounts receivable .......................       6,124,708       6,595,708
     Inventories ...............................       8,332,262       7,776,222
     Prepaid expenses ..........................       2,560,182       2,696,591
     Refundable income taxes ...................         611,470         694,053
     Deferred income taxes .....................       2,936,095       2,936,095
                                                    ------------    ------------
          Total current assets .................      29,185,299      27,118,315
                                                    ------------    ------------

Property and equipment, less accumulated
  depreciation and amortization ................     122,267,758     121,155,401
                                                    ------------    ------------
Other assets:
     Notes receivable ..........................       2,677,160       2,253,578
     Intangible assets, net of accumulated
       amortization ............................      34,352,595      35,109,939
     Deferred financing costs ..................         551,624         479,247
     Deposits and other ........................       4,767,576       4,789,101
     Deferred income taxes .....................       2,112,682       2,112,682
                                                    ------------    ------------
          Total other assets ...................      44,461,637      44,744,547
                                                    ------------    ------------
          Total assets .........................    $195,914,694    $193,018,263
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
     Accounts payable ..........................    $ 15,451,866    $ 10,320,830
     Accrued expenses ..........................       9,336,529      11,617,889
     Current maturities of long term debt ......       8,099,000       4,333,000
                                                    ------------    ------------
          Total current liabilities ............      32,887,395      26,271,719
Long-term debt, less current maturities ........      37,177,729      42,502,362
Convertible Subordinated Notes .................      30,000,000      30,000,000
                                                    ------------    ------------
          Total liabilities ....................     100,065,124      98,774,081
                                                    ------------    ------------

Minority interest ..............................         914,003       1,005,995
                                                    ------------    ------------
Stockholders' equity:
 Common stock, $.0001 par value:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;
   issued and outstanding none and 20,000
   in 1996 and 1995, respectively ..............               -               2
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,039,856 and
   9,929,278 in 1996 and 1995, respectively ....           1,004             993
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,665,362 and
   1,706,878 in 1996 and 1995, respectively ....             167             171
 Additional paid-in capital ....................      67,178,153      66,891,534
 Retained earnings .............................      27,756,243      26,345,487
                                                    ------------    ------------
          Total stockholders' equity ...........      94,935,567      93,238,187
                                                    ------------    ------------
          Total liabilities and
            stockholders' equity ...............    $195,914,694    $193,018,263
                                                    ============    ============

                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                           for the 12 weeks ended         for the 28 weeks ended
                         --------------------------    ----------------------------
                           July 13,       July 15,       July 13,        July 15,
                             1996           1995           1996            1995
                         -----------    -----------    ------------    ------------

Revenues:
  Restaurant sales ...   $51,930,819    $49,573,309    $118,660,229    $109,587,857
  Franchise sales and
   other revenues ....     2,497,853      1,915,887       5,209,227       4,886,784
                         -----------    -----------    ------------    ------------
                          54,428,672     51,489,196     123,869,456     114,474,641

Costs and expenses:
  Cost of food and
    paper products ...    19,150,944     17,491,251      43,437,024      38,765,507
  Restaurant operating
    expenses:
      Labor ..........    13,845,981     13,444,585      31,824,909      30,184,134
      Occupancy ......     6,974,822      6,479,983      14,367,772      12,164,143
      Other ..........     6,313,494      6,638,023      13,960,328      13,821,135
                         -----------    -----------    ------------    ------------
                          27,134,297     26,562,591      60,153,009      56,169,412

  Depreciation and
    amortization .....     3,657,092      3,422,961       8,513,604       8,010,965
  General and
    administrative
    expenses .........     3,154,768      2,603,391       7,594,280       6,591,595
                         -----------    -----------    ------------    ------------
                          53,097,101     50,080,194     119,697,917     109,537,479
                         -----------    -----------    ------------    ------------

Operating income .....     1,331,571      1,409,002       4,171,539       4,937,162
Interest expense, net        893,252        770,560       2,193,335       1,502,416
Other expense, net ...       871,642        370,710       1,432,064         820,919
Minority interest ....        (6,313)       (30,539)          3,935         (13,143)
                         -----------    -----------    ------------    ------------
Income (loss) before
  provision for
  income taxes .......      (427,010)       298,271         542,205       2,626,970

Provision (benefit) for
  income taxes .......    (1,040,426)       (32,128)       (868,551)        696,672
                         -----------    -----------    ------------    ------------
Net income ...........   $   613,416    $   330,399    $  1,410,756    $  1,930,298
                         ===========    ===========    ============    ============

Net income per
  common share .......   $      0.05    $      0.03    $       0.12    $       0.16
                         ===========    ===========    ============    ============
Weighted average
  number of common
  and common
  equivalent shares
  outstanding ........    11,854,218     11,715,570      11,885,023      11,718,530
                         ===========    ===========    ============    ============

                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              for the 28 weeks ended
                                                           ----------------------------
                                                             July 13,        July 15,
                                                               1996            1995
                                                           ------------    ------------

Cash flows from operations:
     Net income ........................................   $  1,410,756    $  1,930,298
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization .....................      8,513,604       8,011,001
     Amortization of deferred financing costs ..........         74,917          36,253
     Provision for losses on accounts receivable .......         37,240          34,612
     Minority interest .................................          3,935           4,253
     Expenditures towards closing of stores ............       (123,736)              -

Changes in operating assets and liabilities:
     Accounts receivable ...............................        433,760           6,476
     Inventories .......................................       (556,040)       (811,745)
     Prepaid expenses ..................................        136,409      (2,740,326)
     Refundable income taxes ...........................         82,583               -
     Accounts payable ..................................      5,131,036         803,259
     Accrued expenses ..................................     (2,576,624)        898,228
                                                           ------------    ------------

       Net cash provided by operating activities .......     12,986,840       8,172,309
                                                           ------------    ------------

Cash flows from investing activities:
     Additions to property and equipment ...............     (8,840,559)    (23,408,109)
     Payments received on notes receivable .............         51,375          31,622
     Increase in intangible assets .....................        (28,058)         (1,283)
     Decrease in deposits and other ....................         21,525         152,108
     Increase in notes receivable ......................       (474,957)              -
                                                           ------------    ------------

       Net cash used in investing activities ...........     (9,270,674)    (23,225,662)
                                                           ------------    ------------

Cash flows from financing activities:
     Exercise of employee stock options ................        286,624         306,097
     Proceeds from long-term debt issuance
       net of deferred financing costs .................     36,970,366      47,499,376
     Principal payments on long-term debt ..............    (38,528,999)    (32,567,524)
     Deferred financing costs ..........................       (147,294)        (30,437)
     (Decrease) in minority interest ...................        (95,927)       (228,472)
                                                           ------------    ------------

       Net cash (used) provided by financing
         activities ....................................     (1,515,230)     14,979,040
                                                           ------------    ------------

Net increase (decrease) in cash and cash
  equivalents ..........................................      2,200,936         (74,313)
                                                           ------------    ------------
Cash and cash equivalents, at beginning of period ......      6,419,646         992,432
                                                           ------------    ------------
Cash and cash equivalents, at end of period.............   $  8,620,582    $    918,119
                                                           ============    ============

Supplemental cash flow information:
  Cash paid in the period for:
     Interest ..........................................   $  3,269,574    $  2,509,383
     Income taxes ......................................   $    271,209    $  1,045,005

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


Note D - Commitments

     The Company currently has international franchise development agreements with developers in Chile, certain other South American countries, Thailand, Indonesia, The Philippines, and the Canary Islands. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its croissants, muffins and cookies from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.

Note E - Company-Owned Life Insurance

     During fiscal year 1994, the Company established a company-owned life insurance program covering a substantial portion of its employees. At July 13, 1996, the cash surrender value and prepaid premiums of $66.7 million and the insurance policy loans of $65.7 million were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments of 10.96%.


Note F - Non-Recurring Charge

     During the third quarter of fiscal year 1995, the Company recorded a non-recurring pre-tax charge of $8.5 million (of which $124,000 was accrued as of July 13, 1996) principally to cover the expected costs of closing certain under-performing restaurants. The components of the non-recurring charge include cash costs of approximately $2.1 million for lease obligations, professional and consulting services, employee relocation and termination costs and noncash charges of approximately $6.4 million related to fixed asset disposals. This amount has been reflected in the consolidated statements of operations as a non-recurring charge. Amounts included in the non-recurring charge were based on the Company's best business judgment under prevailing circumstances, and on assumptions which may be revised over time as circumstances change. The store closures are expected to be completed in fiscal 1996. As of August 22, 1996, nine stores have been closed in 1996. For the twelve weeks ended July 13, 1996 and July 15, 1995, the stores included in the reserve had sales of $2,062,906 and $2,941,865, respectively, and pre-tax losses of $387,321 and $533,384, respectively. For the twenty-eight weeks ended July 13, 1996 and July 15, 1995, the stores included in the reserve had sales of $5,249,580 and $6,652,032, respectively, and pre-tax losses of $620,368 and $1,012,293, respectively.


Note G - Subsequent Event

     On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:

                                        For the              For the
                                     12 weeks ended      28 weeks ended
                                   ------------------  ------------------
                                   July 13,  July 15,  July 13,  July 15,
                                     1996      1995      1996      1995
                                   --------  --------  --------  --------

Revenues:
     Restaurant sales............    95.4%     96.3%     95.8%     95.7%
     Franchise sales and other
       revenues..................     4.6       3.7       4.2       4.3
                                    -----     -----     -----     -----
                                    100.0%    100.0%    100.0%    100.0%

Costs and expenses:
     Cost of food and paper
       products..................    35.2%     34.0%     35.1%     33.8%
     Restaurant operating
       expenses..................    49.9      51.6      48.6      49.1
     Depreciation and
       amortization..............     6.7       6.6       6.9       7.0
     General and administrative..     5.8       5.1       6.0       5.8
                                    -----     -----     -----     -----
                                     97.6      97.3      96.6      95.7
                                    -----     -----     -----     -----

Operating margin.................     2.4       2.7       3.4       4.3
Interest expense, net............     1.6       1.5       1.8       1.3
Other expense, net...............     1.6       0.7       1.2       0.7
Minority interest................       -      (0.1)        -         -
                                    -----     -----     -----     -----
Income before provision for
  income taxes...................    (0.8)      0.6       0.4       2.3
Provision for income taxes.......    (1.9)        -      (0.7)      0.6
                                    -----     -----     -----     -----
Net income........................    1.1%      0.6%      1.1%      1.7%
                                    =====     =====     =====     =====


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

Results of Operations

     Total revenues increased 5.7% in the second quarter of 1996 to $54.4 million from $51.5 million in the second quarter of 1995. For the year-to-date period, total revenues increased 8.2% versus the previous year-to-date. Restaurant sales increased 4.7% for the twelve weeks ended July 13, 1996 to 51.9 million from 49.6 million for the comparable quarter of 1995, principally due to the combined impact of the 35 new Company-operated Au Bon Pain and Saint Louis Bread bakery cafes opened throughout 1995. The Saint Louis Bread business unit restaurant sales increased 35.3% to $12.6 million for the second quarter and 47.4% year-to-date. The Au Bon Pain business unit total revenues increased only nominally to $41.6 million and $95.1 million for the second quarter and first half of 1996, respectively. Comparable restaurant sales for the second quarter increased by 0.9% in the Au Bon Pain business unit and increased by 9.1% in the Saint Louis Bread business unit. Completion of the roll-out of a new sandwich program in the Au Bon Pain business unit during the quarter helped to increase sales, despite unusual softness in sales during the Fourth of July holiday week. The improvement in comparable restaurant sales at Saint Louis Bread was driven principally though the successful introduction of a new sourdough bagel statement and continued improvement in operational execution.

     Operating income in the second quarter of 1996 decreased 5% to 1,332,000 versus 1,409,000 in the 1995 second quarter, as operating margin was 2.4% in the second quarter of 1996 versus 2.7% in the second quarter of 1995. The decrease in operating margin was primarily due to an increase in food and paper costs as a percentage of sales, which was the result of issues in the Company's manufacturing operation. Significant flour and butter cost increases and the anticipated cost of opening the Company's new production facility in Missouri contributed to higher food and paper costs. Despite the manufacturing related issues, both retail businesses showed margin improvement in retail food costs and restaurant operating expenses in the second quarter of 1996 versus the 1995 second quarter, resulting in higher store-level operating margins versus the prior year for the quarter. In addition, general and administrative costs as a percentage of sales increased principally due to the build-out of the Saint Louis Bread management team.

     Operating margin in Au Bon Pain business unit decreased by 1.4 points in the second quarter of 1996 from the second quarter of 1995. Transition costs associated with the opening of the new production facility in Missouri, along with higher flour and butter costs resulted in a 1.7 point increase in food and paper costs as a percentage of total revenues versus the second quarter of 1995. Partially offsetting the increase was a 1.1 point decrease in percentage restaurant operating expenses in the second quarter of 1996, as programs initiated in early 1996 began to reduce labor and store expenses.

     Operating margin in the Saint Louis Bread business unit improved by 4.1 points in the second quarter of 1996 versus the second quarter of 1995, the third consecutive quarter with significantly improved margins versus the comparable prior year's quarter. Strongly positive same store sales growth helped leverage fixed costs, and focus on operational execution enabled the new management team to reduce percentage restaurant operating expenses by 3.3 points and percentage food and paper costs by 1.5 points in the second quarter of 1996 versus the prior year's second quarter.

     Net income increased to $613,000 in the second quarter of 1996 from $330,000 in the previous year's second quarter, as slightly lower operating income and higher interest expense was more than offset by tax credits stemming from the Company's corporate-owned life insurance program. The COLI program added $827,000 of related expenses to other expense in the second quarter of 1996, also representing the principal factor in the tax benefit of $1.0 million recognized in the quarter.

Liquidity and Capital Resources

     The Company's principal requirements for cash are for capital expenditures for constructing and equipping new bakery cafes and maintaining or remodeling existing bakery cafes, working capital and acquisitions. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

     Total capital expenditures for the twenty-eight weeks ended July 13, 1996 of $8.8 million were related primarily to the construction of a second frozen dough production facility in Mexico, Missouri. The expenditures were funded by net proceeds of an $8.6 million industrial revenue bond issued by the City of Mexico, Missouri in connection with the construction of the new production facility and by net cash from operating activities of $5.3 million.

     In July 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 2.5% on July 13, 1996.

     The Company has a $35 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate or LIBOR plus an amount ranging between .75% and 3.0%, depending upon certain financial tests. At July 13, 1996, $31.0 million was outstanding under the line of credit and an additional $1.8 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, at July 13, 1996 the Company had a $3.6 million term loan outstanding, collateralized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

     The Company currently anticipates spending approximately $20 million in 1996 for capital expenditures, principally for the opening new bakery cafes and completion of the construction of the second frozen dough facility in Mexico, Missouri. The Company expects to fund these expenditures principally through internally generated cash flow and the remaining net proceeds of the industrial revenue bond.

     On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the senior subordinated financing and the Company's existing revolving line of credit, the Company's management believes it has the capital resources necessary to meet its growth goals through 1998.

PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  The annual meeting of shareholders was held on May 23, 1996.

     (b)  Not required.  See Instruction 3.

     (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, and including a separate tabulation with respect to each nominee for office:

1.   Election of Directors.

                                    Class A                  Class B
                              --------------------     --------------------
                                Number of Shares         Number of Votes
                              --------------------     --------------------
                                         Withhold                 Withhold
                                 For     Authority        For     Authority
                              ---------  ---------     ---------  ---------
     Francis W. Hatch         7,670,924    75,580      4,302,318     0
     Ronald M. Shaich         7,671,857    74,647      4,302,318     0

2. To ratify appointment of Coopers & Lybrand L.L.P. as auditors for the Company.

                              Number of Shares         Number of Votes
                              ----------------         ---------------
     For                         9,142,063                12,101,275
     Against                        26,428                    26,428
     Abstain                        17,579                    17,579

3. To transact such other business as may properly come before the meeting.

                              Number of Shares         Number of Votes
                              ----------------         ---------------
     For                       No Vote Taken            No Vote Taken
     Against
     Abstain

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Not applicable.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended July 13, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AU BON PAIN CO., INC.
                                   ---------------------
                                   (Registrant)


     Dated:  August 23, 1996       By:  /s/  LOUIS I. KANE
                                        ----------------------------------------
                                        Louis I. Kane
                                        Co-Chairman




     Dated:  August 23, 1996       By:  /s/  RONALD M. SHAICH
                                        ----------------------------------------
                                        Ronald M. Shaich
                                        Co-Chairman and
                                        Chief Executive Officer




     Dated:  August 23, 1996       By:  /s/  ANTHONY J. CARROLL
                                        ----------------------------------------
                                        Anthony J. Carroll
                                        Vice President and
                                        Chief Financial Officer