Form 10-Q
period 1996-10-05
AU BON PAIN CO INC
filed 1996-11-25
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-Q

   (Mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from          to
                                   ----------  ----------

     Commission file number   0-19253

                              Au Bon Pain Co., Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         04-2723701
 ---------------------------------                       -------------------
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

  19 Fid Kennedy Avenue, Boston, MA                                 02210
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

                                 (617) 423-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                       ----------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X  No
                       ---   ---

     As of November 19, 1996, 10,066,671 shares and 1,647,354 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.

                                      INDEX

PART I.        FINANCIAL INFORMATION                                PAGE
-------        ---------------------                                ----

     ITEM 1.   FINANCIAL STATEMENTS........................           3

               Consolidated Balance Sheets as of October 5,
               1996 and December 30, 1995..................           3

               Consolidated Statements of Operations for
               the twelve and forty weeks ended October 5,
               1996 and October 7, 1995....................           4

               Consolidated Statements of Cash Flows for the
               forty weeks ended October 5, 1996 and
               October 7, 1995.............................           5

               Notes to Consolidated Financial Statements..           6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..................................           8



PART II.       OTHER INFORMATION
--------       -----------------

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............          11

Item 1.   Financial Statements

                              AU BON PAIN CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      October 5,       December 30,
                                                         1996             1995
                                                     ------------      ------------
ASSETS                                                 (unaudited)
------
Current assets:
         Cash and cash equivalents.............      $  4,925,027      $  6,419,646
         Accounts receivable...................         7,773,011         6,595,708
         Inventories...........................         7,991,743         7,776,222
         Prepaid expenses......................         2,305,230         2,696,591
         Refundable income taxes...............           611,255           694,053
         Deferred income taxes.................         2,936,095         2,936,095
                                                     ------------      ------------
              Total current assets.............        26,542,361        27,118,315
                                                     ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization................       118,233,730       121,155,401
                                                     ------------      ------------
Other assets:
         Notes receivable......................         2,306,204         2,253,578
         Intangible assets, net of accumulated
           amortization........................        32,683,935        35,109,939
         Deferred financing costs..............         1,487,105           479,247
         Deposits and other....................         9,959,087         4,789,101
         Deferred income taxes.................         2,112,682         2,112,682
                                                     ------------      ------------
              Total other assets...............        48,549,013        44,744,547
                                                     ------------      ------------
              Total assets.....................      $193,325,104      $193,018,263
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable......................      $ 11,514,211      $ 10,320,830
         Accrued expenses......................         8,522,051        11,617,889
         Current maturities of long-term debt..           703,000         4,333,000
                                                     ------------      ------------
              Total current liabilities........        20,739,262        26,271,719
Long-term debt, less current maturities........        52,159,671        42,502,362
Convertible Subordinated Notes.................        30,000,000        30,000,000
                                                     ------------      ------------
              Total liabilities................       102,898,933        98,774,081
                                                     ------------      ------------

Minority interest..............................           706,227         1,005,995
                                                     ------------      ------------
Stockholders' equity:
 Common stock, $.0001 par value:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;
   issued and outstanding none and 20,000
   in 1996 and 1995, respectively..............                 -                 2
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,076,765 and
   9,929,278 in 1996 and 1995, respectively....             1,008               993
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,647,354 and



   1,706,878 in 1996 and 1995, respectively....               164               171
 Additional paid-in capital....................        67,977,499        66,891,534
 Retained earnings.............................        21,741,273        26,345,487
                                                     ------------      ------------
          Total stockholders' equity...........        89,719,944        93,238,187
                                                     ------------      ------------
          Total liabilities and
            stockholders' equity...............      $193,325,104      $193,018,263
                                                     ============      ============



                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                       For the 12 weeks ended    For the 40 weeks ended
                      ------------------------   -------------------------
                       October 5,   October 7,    October 5,   October 7,
                          1996        1995          1996          1995
                      -----------  -----------   ------------  -----------
Revenues:

  Restaurant sales....$52,858,836  $52,867,206   $171,519,065  $162,455,063
  Franchise sales and
   other revenues.....  2,110,855    2,052,723      7,320,082     6,939,507
                      -----------  -----------   ------------  ------------
                       54,969,691   54,919,929    178,839,147   169,394,570

Costs and expenses:
  Cost of food and
    paper products.... 21,364,946   18,685,490     64,801,970    57,450,997
  Restaurant operating
    expenses:
      Labor........... 14,116,940   13,923,920     45,941,849    44,108,054
      Occupancy.......  7,050,983    7,062,397     21,418,755    19,226,540
      Other...........  6,280,673    7,056,598     20,241,002    20,877,733
                      -----------  -----------   ------------  ------------
                       27,448,596   28,042,915     87,601,606    84,212,327

  Depreciation and
    amortization......  3,869,810    3,418,713     12,383,414    11,429,678
  General and
    administrative
    expenses..........  3,710,231    3,052,852     11,304,511     9,644,447
  Non-recurring
    charge............  4,435,000    8,500,366      4,435,000     8,500,366
                      -----------  -----------   ------------  ------------
                       60,828,583   61,700,336    180,526,501   171,237,815
                      -----------  -----------   ------------  ------------

Operating loss........ (5,858,892)  (6,780,407)    (1,687,354)   (1,843,245)
Interest expense, net.  1,317,752      863,214      3,511,087     2,365,630
Other expense, net....    676,758      414,378      2,108,822     1,235,297
Minority interest.....    (24,618)     (29,101)       (20,683)      (42,244)
                      -----------  -----------    -----------  ------------
Loss before
  benefit for
  income taxes........ (7,828,784)  (8,028,898)    (7,286,580)   (5,401,928)

Benefit from income
  taxes............... (1,813,815)  (3,467,376)    (2,682,366)   (2,770,704)
                      -----------  -----------    -----------   -----------
Net loss..............$(6,014,969) $(4,561,522)   $(4,604,214)  $(2,631,224)
                      ===========  ===========    ===========   ===========

Net loss per
  common share........$     (0.51) $     (0.39)   $     (0.39)  $     (0.22)
                      ===========  ===========    ===========   ===========
Weighted average
  number of common
  and common

  equivalent shares
  outstanding......... 11,720,452   11,730,070     11,695,971    11,718,033
                       ==========   ==========     ==========    ==========

                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the 40 weeks ended
                                                     ------------------------------
                                                      October 5,        October 7,
                                                         1996              1995
                                                     ------------      ------------
Cash flows from operations:
         Net loss...............................    $ (4,604,214)     $ (2,631,224)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
         Depreciation and amortization..........      12,383,414        11,429,678
         Amortization of deferred financing
           costs................................         137,930            53,218
         Provision for losses on accounts
           receivable...........................          23,200            37,815
         Minority interest......................         (20,683)          (42,244)
         Expenditures towards closing of stores.        (649,083)                -
         Non-recurring charge...................       4,435,000         7,923,703

Changes in operating assets and liabilities:
         Accounts receivable....................      (1,200,503)          (30,730)
         Inventories............................        (215,521)       (1,064,933)
         Prepaid expenses.......................         391,361        (3,162,649)
         Refundable income taxes................          82,798                 -
         Accounts payable.......................       1,193,381           166,222
         Accrued expenses.......................      (2,446,755)       (3,213,212)
                                                    ------------      ------------
           Net cash provided by operating
             activities.........................       9,510,325         9,465,644
                                                    ------------      ------------

Cash flows from investing activities:
         Additions to property and equipment....     (11,069,546)      (32,250,088)
         Payments received on notes receivable..          66,509            45,596
         Increase in intangible assets..........         (45,371)         (309,998)
         Decrease in deposits and other.........      (5,169,986)          308,081
         Increase in notes receivable...........        (474,957)                -
                                                    ------------      ------------
           Net cash used in investing
             activities.........................     (16,693,351)      (32,206,409)
                                                    ------------      ------------

Cash flows from financing activities:
         Exercise of employee stock options.....         407,434           481,609
         Proceeds from issuance of warrants.....         678,537                 -
         Proceeds from long-term debt issuance
           net of deferred financing costs......      73,160,975        47,030,453
         Principal payments on long-term debt...     (67,133,666)      (20,782,799)
         Deferred financing costs...............      (1,145,788)                -
         (Decrease) in minority interest........        (279,085)         (287,189)
                                                    ------------      ------------

           Net cash provided by financing
             activities.........................       5,688,407        26,442,074
                                                    ------------      ------------

Net increase (decrease) in cash and cash
  equivalents...............................          (1,494,619)        3,701,309
                                                    ------------      ------------




Cash and cash equivalents, at beginning of
  period....................................           6,419,646           992,432
                                                    ------------      ------------
Cash and cash equivalents, at end of period.        $  4,925,027      $  4,693,741
                                                    ============      ============

Supplemental cash flow information:
  Cash paid in the period for:
         Interest...............................    $  4,006,945      $  3,140,583
         Income taxes...........................    $    286,967      $  1,124,580
  Fixed assets acquired in exchange for note        $    355,822      $          -


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

Note E - Company-Owned Life Insurance

     During fiscal 1994, the Company established a company-owned life insurance program covering a substantial portion of its employees. At October 5, 1996, the cash surrender value and prepaid premiums of $73.5 million and the insurance policy loans of $72.2 million were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments of 10.96%. Tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program, requiring a year-to-date adjustment in the third quarter of 1996.

Note F - Non-Recurring Charges

     At the beginning of fiscal 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121). The statement requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be fully realizable. The statement also establishes standards for evaluating whether an impairment exists and how to quantify the impairment.

     Due to continuing poor performance at certain Au Bon Pain stores, the Company recorded a $4.4 million charge in the third quarter of fiscal 1996.
The charge consists of a $1.4 million and $0.6 million write-down of goodwill and leasehold improvements, respectively, and a $1.4 million write-down of on office building held for resale, in accordance with SFAS No. 121. Additionally, the Company recorded a $1.0 million non-cash charge to write-down the net book value of six stores whose leases expire in fiscal 1997 and will not be renewed.

     During the third quarter of fiscal 1995, the Company recorded a non-recurring pre-tax charge of $8.5 million principally to cover the expected costs of closing certain under-performing restaurants. The components of the non-recurring charge included cash costs of approximately $2.1 million for lease obligations, professional and consulting services, employee relocation and termination costs and noncash charges of approximately $6.4 million related to fixed asset disposals. The store closures are expected to be completed in fiscal 1996. As of October 5, 1996, nine stores have been closed in 1996. For the twelve weeks ended October 5, 1996 and October 7, 1995, the stores included in the reserve had sales of $913,492 and $1,960,494, respectively, and pre-tax losses of $260,403 and $524,032, respectively. For the forty weeks ended October 5, 1996 and October 7, 1995, the stores included in the reserve had sales of $4,037,968 and $6,161,410, respectively, and pre-tax losses of $973,800 and $1,424,755, respectively.

Note G - Subordinated Debenture Financing

     On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events.

Note H - Debt Covenants

     On October 5, 1996 the Company was in violation of certain financial covenants, under its revolving credit agreement. On November 22, 1996, the Company obtained a waiver from its creditors and subsequently classified the long term portion of debt to long term debt.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:

                                                For the              For the
                                             12 weeks ended      40 weeks ended
                                            -----------------   -----------------
                                            Oct. 5,   Oct. 7,   Oct. 5,   Oct. 7,
                                             1996      1995      1996       1995
                                            -------   -------   -------   -------

Revenues:
         Restaurant sales............         96.2%     96.3%     95.9%     95.9%
         Franchise sales and other
           revenues..................          3.8       3.7       4.1       4.1
                                             -----     -----     -----     -----
                                             100.0%    100.0%    100.0%    100.0%

Costs and expenses:
         Cost of food and paper
           products..................         38.9%     34.0%     36.2%     33.9%
         Restaurant operating
           expenses..................         49.9      51.0      49.0      49.7
         Depreciation and
           amortization..............          7.0       6.2       6.9       6.7
         General and administrative..          6.7       5.6       6.3       5.8
         Non-recurring charge........          8.1      15.5       2.5       5.0
                                             -----     -----     -----     -----
                                             110.6     112.3     100.9     101.1
                                             -----     -----     -----     -----

Operating margin.....................        (10.6)    (12.3)     (0.9)     (1.1)
Interest expense, net................          2.4       1.6       2.0       1.4
Other expense, net...................          1.2       0.8       1.2       0.7
Minority interest....................            -      (0.1)     (0.0)        -
                                             -----     -----     -----     -----
Income before provision for
  income taxes.......................        (14.2)    (14.6)     (4.1)     (3.2)
Provision for income taxes...........         (3.3)     (6.3)     (1.5)     (1.6)
                                             -----     -----     -----     -----
Net income...........................        (10.9)%    (8.3)%    (2.6)%    (1.6)%
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

Results of Operations

     Total revenues of $55.0 million in the third quarter of 1996 were essentially unchanged versus the third quarter of 1995. For the year-to-date period, total revenues increased 5.6% versus the previous year-to-date. Restaurant sales of $52.9 million for the twelve weeks ended October 5, 1996 were flat versus the comparable quarter of 1995, as strong growth in sales at Saint Louis Bread were offset by lower sales in the Au Bon Pain business unit due principally to the disposal of certain Au Bon Pain bakery cafes. The Saint Louis Bread business unit restaurant sales increased 24.8% to $13.4 million for the third quarter of 1996 versus the 1995 comparable quarter. The Au Bon Pain business unit total revenues decreased 6% to $41.3 million for the third quarter of 1996 versus the comparable quarter of 1995. Comparable restaurant sales for the third quarter of 1996 decreased by 2.5% in the Au Bon Pain business unit and increased by 11.5% in the Saint Louis Bread business unit. The improvement in comparable restaurant sales at Saint Louis Bread was driven principally by the success of a new sourdough bagel program and continued improvement in operational execution. The Au Bon Pain business unit comparable restaurant sales in the third quarter of 1996 experienced particular softness in the post-lunch/non-peak day-parts, principally attributable to the impact of increased competitive offerings.

     The Company recorded a pre-tax charge in the third quarter of 1996 of $4.4 million ($3.8 million after-tax) principally to reflect the re-evaluation of the carrying values of goodwill and certain other assets under SFAS 121. The write-down affected both store and non-store assets. In the third quarter of 1995, the Company recorded a non-recurring pretax charge of $8.5 million ($5.3 million after tax) principally to reserve for the disposal of certain retail locations and for certain organizational costs associated with the Saint Louis Bread business unit.

     Excluding the pre-tax charges recognized in the third quarters of 1996 and 1995, the Company recorded an operating loss of $1,424,000 in the third quarter of 1996 versus operating income of $1,720,000 in the prior year's third quarter
 . Operating margin before the pre-tax charge was (2.6%) in the third quarter of 1996 versus 3.2% in the third quarter of 1995. The margin decrease was primarily due to significant costs encountered in the start-up phase of the new plant in Mexico, Missouri. Food and paper costs as a percentage of total revenues increased 4.9 points in the third quarter of 1996 over the comparable quarter of 1995 due to the new plant start-up costs and a doubling of butter costs. The increase was partially offset by a decrease in percentage restaurant operating expenses, which decreased by 1.1 points to 49.9% in the third quarter of 1996 versus the previous year's third quarter due principally to store-level expense controls at both the Saint Louis Bread and Au Bon Pain business units. Depreciation and amortization on a percentage basis increased by .8 points to 7.0% of total revenues due to negative leverage of these largely fixed costs on a lower base of sales within the Au Bon Pain business unit and the incremental depreciation associated with the new plant. In addition, percentage general and administrative expenses increased by 1.1 points to 6.7% of total revenues in the third quarter of 1996 due to the combined impact of advance spending on franchise infrastructure and other overhead areas, as well as the negative leverage associated with spreading the fixed costs within general and administrative expenses across essentially unchanged total sales.

     Excluding the charges recorded in the third quarter of 1996 and 1995, the Company recorded a net loss of $2.2 million in the third quarter of 1996 versus net income of $703,000 in the third quarter of 1995. In addition to the lower operating income, the net results were significantly impacted by two other factors. First, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program, requiring a year-to-date adjustment in the third quarter of 1996. In addition, interest expense was $1.3 million in the third quarter of 1996 versus $863,000 in the third quarter of 1995, due to higher average debt outstanding, as well as a higher average rate on outstanding debt.

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

     Total capital expenditures for the forty weeks ended October 5, 1996 of $11.1 million were related primarily to the construction of a second frozen dough production facility in Mexico, Missouri. The expenditures were funded by net proceeds of an $8.6 million industrial revenue bond issued in July, 1995 by the City of Mexico, Missouri in connection with the construction of the new production facility and by net cash from operating activities of $9.5 million. The bond is secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 3.4% on October 5, 1996.

     The Company has a $28 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate or LIBOR plus an amount ranging between .75% and 3.0%, depending upon certain financial tests. At October 5, 1996, $24.4 million was outstanding under the line of credit and an additional $0.9 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, at October 5, 1996 the Company had a $3.6 million term loan outstanding, collateralized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

     The Company currently anticipates spending approximately $13 million in 1996 for capital expenditures, principally for the maintaining and remodeling of existing bakery cafes and the opening new bakery cafes. The Company expects to fund these expenditures principally through internally generated cash flow and the remaining net proceeds of the industrial revenue bond.

     On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the senior subordinated financing and the Company's existing revolving line of credit, the Company's management believes it has the capital resources necessary to meet its growth goals through 1998.

PART II. OTHER INFORMATION
--------------------------
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Not applicable.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended October 5, 1996.

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

                                        AU BON PAIN CO., INC.
                                        ---------------------
                                        (Registrant)

         Dated:  November 21, 1996      By: /S/  LOUIS I. KANE
                                            ---------------------------
                                            Louis I. Kane
                                            Co-Chairman

         Dated:  November 21, 1996      By: /S/  RONALD M. SHAICH
                                            ---------------------------
                                            Ronald M. Shaich
                                            Co-Chairman and
                                            Chief Executive Officer

         Dated:  November 21, 1996      By: /S/  ANTHONY J. CARROLL
                                            ---------------------------
                                            Anthony J. Carroll
                                            Vice President and
                                            Chief Financial Officer