Form 10-K
period 1996-12-28
AU BON PAIN CO INC
filed 1997-03-31
CIK 724606

This document is a copy of the Form 10-K filed on March 31, 1997 pursuant to a Rule 201 temporary hardship exemption.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-K

   (Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)


         For the fiscal year ended December 28, 1996, or

[ ] Transition report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from ______ to ______

         Commission file number 0-19253
                                -------

                              AU BON PAIN CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               04-2723701
--------------------------------                             -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


   19 FID KENNEDY AVENUE, BOSTON, MA                                02210
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip code)

                                 (617) 423-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $.0001 PAR VALUE
                     --------------------------------------
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         Aggregate market value of the registrant's voting stock held by non-affiliates as of March 17, 1997: Class A Common Stock, $.0001 par value:
$64,339,241.

         Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997: Class A Common Stock, $.0001 par value:
10,092,430 shares, Class B Common Stock, $.0001 par value: 1,632,947 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 12, 1997, which will be filed with the Commission on or before April 27, 1997, is incorporated by reference in response to Part III, Items 10, 11, 12 and 13; and certain exhibits to the registrant's Form S-1 Registration Statement (File No. 33-453219), Form S-l Registration Statement (File No. 33-40153), annual reports on Form 10-K for the fiscal years ended December 30, 1995 and December 28, 1996 and Form 8-K filed December 22, 1993, are incorporated by reference in response to Part IV, Item 14.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Au Bon Pain Co., Inc. ("Au Bon Pain" or the "Company") was formed in March 1981 with three Boston area bakeries and one cookie store serving croissants, breads and cookies. As of December 28, 1996, the Company had grown to 231 Company-operated and 58 franchised bakery cafes operating under two concepts: Au Bon Pain, with 177 Company-operated and 48 franchise-operated bakery cafes, and Saint Louis Bread Company ("SLB"), with 54 Company-operated and 10 franchise-operated bakery cafes. Both concepts specialize in high quality food for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages. The Company's bakery cafes are principally located in Boston, other New England cities, New York City, Philadelphia, Pittsburgh, Washington, D.C., Columbus, Cleveland, Cincinnati, St. Louis, Atlanta, Chicago, Minneapolis, Los Angeles and Santiago, Chile. Systemwide sales, which include Company-operated and franchised restaurant sales, were approximately $259 million for the fiscal year ended December 28, 1996.


CONCEPT AND STRATEGY

         Target customers of Au Bon Pain and SLB include urban office employees, suburban dwellers, shoppers, travelers, students and other adults who are time sensitive, yet desire a higher quality breakfast and lunch experience than is typically found at quick service restaurants. The Company's menu is focused on foods in the following categories: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees and cafe beverages. The Company's strategy is to create distinctive food offerings at reasonable prices within these categories which are fresher, of higher quality and of greater variety than those offered by its competitors. In addition, the Company believes its operational excellence, speed of service and convenient locations further differentiate the Company from its competitors. Average revenue per Company-operated bakery cafe open for the full fiscal year ended December 28, 1996 was approximately $940,000 for the Au Bon Pain concept and approximately $1,096,000 for the SLB concept.

         The Company believes that excellence in execution is a key to success in the restaurant industry. The distinctive nature of the Company's menu offerings, the quality of its restaurant operations, the Company's high quality cafe design and the prime locations of its cafes are integral to the Company's success. The Company's operating strategy is to increase overall sales by offering new products that will expand the current business and increase afternoon sales, and by continuing to expand in opening new bakery cafes of both concepts in existing and new markets on both Company-operated and franchise bases and to increase sales in existing bakery cafes through the continued introduction and promotion of distinctive, high quality menu items.


MENU

         The menus of both concepts provide customers with popular food items which the Company believes are fresher, of higher quality and in greater variety than those offered by its competitors. The key menu groups are fresh baked goods, made-to-order sandwiches, soups and cafe beverages. Included within these menu groups are: a variety of freshly baked bagels, croissants, muffins, scones, breads, rolls and sweet goods; sandwiches made-to-order with specialty cheeses, smoked meats, roast beef, hot grilled chicken, albacore tuna and white meat chicken salads; hearty soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. A primary difference in menu between the two concepts is the significant emphasis within the SLB concept on sophisticated European and sourdough breads.

         The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences. New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are introduced in all Au Bon Pain and/or SLB bakery cafes.

         Under the terms of an agreement with Peet's Coffees and Teas, Inc. of Emeryville, CA, a gourmet coffee roaster, the Company offers fresh coffee beans and prepared brews in substantially all of the Company's Au Bon Pain and Saint Louis Bread locations.


MARKETING

         The Company believes it competes on the basis of quality food and service rather than price. Pricing is structured so that customers perceive good value at both Au Bon Pain and Saint Louis Bread (high quality food at reasonable prices). The average customer purchase is approximately $3.06 at Au Bon Pain and $4.98 at SLB. Breakfast and lunch checks typically average $2.05 and $4.23, respectively, at Au Bon Pain and $3.41 and $5.80, respectively, at SLB. The Company attempts to increase its sales through menu development, promotions and by sponsorship of local community charitable events.

         To date, the Company has not advertised extensively; rather, it relies on word of mouth, customer satisfaction and promotional programs to encourage trial by new customers and to make existing customers aware of new menu offerings.


CATERING

         Au Bon Pain operates a catering program which offers a select group of delivered breakfast and luncheon food items appropriate for on-site consumption at corporate functions. Customers place orders by toll-free telephone with trained customer service representatives at the Company's Boston headquarters. Orders are immediately routed utilizing a computerized delivery support system to the most appropriate bakery cafe for preparation and delivery. In 1996, catering sales represented approximately 5.7% of the Au Bon Pain Company-operated restaurant sales. At present, SLB does not offer catering services. With the predominance of SLB cafes in suburban locations, the Company believes that the potential to develop significant catering business at SLB is lower than at Au Bon Pain.


SITE SELECTION

         For both concepts, the Company seeks convenient locations in high-visibility, high-traffic, densely populated areas which are easily accessible to their respective target customers. The Company also operates in regional shopping malls, transportation centers, universities and hospitals. Examples of bakery cafe locations include Copley Place, Brigham and Women's Hospital, South Station and Harvard Business School in Boston; the Empire State Building and World Financial Center in New York City; Commerce Square in Philadelphia; the Pittsburgh Airport in Pittsburgh; 2000 Pennsylvania Avenue in Washington, D.C.; the Merchandise Mart and 200 West Adams in Chicago; the Galleria Mall in St. Louis; Lenox Mall in Atlanta and the Santiago Airport in Santiago, Chile. The Company believes that its menu, history of quality retail operations and bakery cafe designs enable the Company to access locations which may not be available to traditional quick service restaurants.

         The Company is able to cluster its Au Bon Pain bakery cafes within well defined urban markets, with minimal cannibalization of existing restaurant sales because each location typically draws the majority of its customers from within a two block radius. Clustering bakery cafes increases name recognition and provides significant operational and marketing efficiencies. In 1996, the Company opened a total of 3 Au Bon Pain bakery cafes, all in its existing markets. The Company's Au Bon Pain franchisees also opened 12 new bakery cafes domestically and in Chile, the Philippines and Indonesia.

         During 1996, the Company expanded the number of Company-operated SLB bakery cafes by two to 54 locations. The two SLB franchisees expanded from four to five locations in the Springfield market and four to five locations in the Kansas City, Missouri market. In addition, the Company began a broad-based domestic franchising program in 1996 for the SLB concept. The first new franchise operated cafe under the new program will open in 1997.

         Both bakery cafe concepts rely on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding market, obtaining information and/or demographics within that area on quick service breakfast or lunch competitors. Management evaluates the Company's ability to establish a dominant presence within that area, in order to create entry barriers to other bakery cafe competitors. Based on this information, sales and return on investment are projected.

         In the bakery cafe design for both concepts, the Company uses sophisticated fixtures and materials. The design visually reinforces the distinctive difference between the Company's bakery cafes and other quick service restaurants serving breakfast and lunch. Many of the Company's restaurants also feature outdoor cafe seating. The current estimated construction and equipment costs for a typical Au Bon Pain bakery cafe outside of New York City are approximately $425,000 before any landlord construction allowance. The estimated construction and equipment cost for a typical Au Bon Pain bakery cafe in New York City is approximately $830,000 before any landlord construction allowance. The current estimated construction and equipment cost for a typical SLB bakery cafe is approximately $550,000 before any landlord allowance.

         The average bakery cafe size ranges between 2,500 and 3,500 square feet. Currently, all bakery cafes, including franchises, are in leased premises. Lease terms are typically ten years with one or two five-year renewal options periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.


PRODUCTION

         During 1996, the Company completed construction of its $9 million state of the art production facility in Mexico, MO. The new facility is 80,000 square feet and increases capacity three-fold from the level at the production facility in South Boston. Frozen dough products are now produced at both facilities and are then distributed to Company-operated bakery cafes and franchised operations for baking. Baked goods prepared from the plant's frozen dough products represent approximately 30% of the Au Bon Pain business unit's total bakery cafe sales and approximately 20% of the SLB business unit's total bakery cafe sales. There are currently 152 employees at the plant in Mexico, MO.

         The centralized frozen dough production process provides economies of scale in both production and ingredients purchasing. This process enables the bakery cafes to offer consistently high quality, fresh baked goods throughout the day. Finally, centralized production allows the Company to expand its bakery cafe operations without dependence on highly skilled bakers at each location. At start-up, costs to bring the production facility on line decreased manufacturing margins, but margins began to increase toward their historic levels at the end of the year.

         In order to maintain the high quality of its bakery products, the Company maintains tight specifications for its ingredients. The Company is not dependent on any one supplier for its ingredients. Product consistency is ensured by inspection at critical flow points by quality assurance employees. Product sampling occurs both on the factory floor and in a test laboratory to ensure that products are consistent with the Company's high standards.

         Of the Company's 50 Boston-area Au Bon Pain bakery cafes, 32 are supported by a central commissary used for baking and for preparing meat and other menu items which are then delivered to these bakery cafes. These bakery cafes offer the same menu and customer experience as the Company's other Au Bon Pain bakery cafes, but have limited on-site baking capabilities. Each of the Company's SLB bakery cafes is supported by a regional commissary which daily provides principally various unbaked sourdough products for baking and sale within the SLB bakery cafes.


MANAGEMENT INFORMATION SYSTEMS

         Each Company-operated bakery cafe has computerized cash registers to collect point-of-sale transaction data which are used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company's corporate office.

         The Company's in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data and to reduce managers' administrative time. The system supplies sales, bank deposit and variance data to the Company's accounting department in Boston on a daily basis, with which the Company generates weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each bakery cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix and other sales trends.


DISTRIBUTION

         The Company currently utilizes an independent distributor to distribute frozen dough products and other materials to Company-operated Au Bon Pain and SLB bakery cafes. By contracting with an independent distributor, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. The distributor picks up frozen dough products throughout the week from the Company plants. Virtually all other supplies for retail operations, including paper goods, coffee and small-wares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery cafes. The individual bakery cafes order directly from the distributor two to three times a week.

         Franchised bakery cafes operate under individual contracts with either the Company's distributors or other regional distributors.

         The Company's main commodities are coffee, flour and butter. The Company monitors current and future prices and availability of primary commodities in order to minimize the impact of price increases and shortages of supply. On a limited basis, when market conditions are advantageous, the Company may contract to purchase its main commodities for future delivery. All essential food and beverage products are available, or on short notice can be made available, from alternative qualified suppliers.


JOINT VENTURES

         The Company currently operates 15 Au Bon Pain bakery cafes in New York City which are owned under a joint venture agreement between the Company and an independent investor group. Under the terms of this agreement, the Company has an obligation to offer the group up to 49% of the equity in each bakery cafe opened in the metropolitan tri-state area of New York City (New York City, Long Island, Westchester County (NY), Bergen County (NJ), and Fairfield County (CT)). The equity participation percentage is based on the cost of the initial construction upon opening of the bakery cafe. This equity percentage is fixed prior to the date of the respective bakery cafe openings. The group has no obligation to participate in any bakery cafe, and the percentage participation must be elected by the group prior to the opening of the bakery cafe. Each joint venture bakery cafe must purchase all of its frozen dough products from the Company and is operated by the Company under a management agreement under which the Company receives a management fee of 6% of sales of each joint venture bakery cafe. The Company has agreed to provide a guaranty to one or more institutional lenders acceptable to the Company to assist the group in financing its acquisition of up to 5% of the equity in new bakery cafes opened after January 1, 1993. As of December 28, 1996, approximately $115,732 is outstanding under this arrangement.

         The Company also has a 75% interest in Pain Francais, Inc., which owns the bakery cafe located in the GE Building at Rockefeller Center, New York. The other 25% is held by the same joint venture partner. This bakery cafe operates under a management agreement similar to the agreement under which the joint venture bakery cafes are operated.


ACQUISITIONS

ABP MIDWEST, INC.

         On April 8, 1994, the Company acquired substantially all of the assets of its Midwestern franchisee, ABP Midwest, Inc. ("ABP Midwest"), which operated 19 franchised Au Bon Pain bakery cafes in Chicago and Minneapolis/St. Paul. The Company acquired approximately $4.8 million of ABP Midwest's assets and assumed approximately $2.8 million of ABP Midwest's liabilities in consideration for the issuance to ABP Midwest of 370,000 shares of the Company's Class A Common Stock, 20,000 shares of the Company's Class B Preferred Stock (Series 1) and $250,000 in cash, valued in total at $12.5 million. The shares of Class B Preferred Stock (Series 1) have the same rights and preferences as the Company's Class A Common Stock except that they are non-voting shares, and automatically converted to Class A Common Stock on January 1, 1996. Immediately following the acquisition, one of the acquired Chicago locations was closed by the Company.

SAINT LOUIS BREAD COMPANY

         On December 22, 1993, the Company acquired substantially all of the assets of SLB for $24 million and expenses of $751,000, plus assumption of certain liabilities totaling $3.5 million. SLB owned and operated 19 suburban bakery cafes in the greater St. Louis area. The Company has expanded the number of SLB bakery cafes from the 19 locations existing at the date of acquisition to 54 Company-operated locations in principally the suburban St. Louis, Atlanta and Chicago markets. The Company's growth strategy for SLB is to continue to expand SLB in suburban locations in existing markets and to explore opportunities to enter new markets elsewhere in the United States through Company owned units and a broad based domestic franchise program.

          SLB bakery cafes open for the full 12 month period ended December 28, 1996, averaged approximately $1,096,000 in revenues per unit. The current estimated average cost of construction and equipment for a new SLB bakery cafe is approximately $550,000 for the typical store of approximately 3,200 square feet.

         The Company believes that the acquisition of SLB has created a number of opportunities. The SLB suburban bakery cafe concept has proved to be well-suited for suburban locations and offers the Company greater access to these markets, thereby enhancing the Company's long-term growth prospects. In addition, significant opportunities to achieve operating efficiencies have been identified, particularly by providing SLB with frozen dough products produced at the Company's production facility, as well as certain general and administrative services.

         In connection with the SLB acquisition, the Company assumed two area development agreements pursuant to which SLB granted exclusive development rights to two franchisees, Original Bread, Inc. and The Traditional Bakery, Inc. The area development agreement for Original Bread, Inc. covers the cities of Kansas City, St. Joseph and Topeka, Kansas and Kansas City, Missouri. In order to maintain exclusivity, Original Bread, Inc. was required to open a minimum of four bakery cafes within specified time periods beginning July 1994 and continuing through July 1995. Original Bread, Inc. met the minimum opening schedule and has five franchised bakery cafes open to-date.

         The area development agreement for The Traditional Bakery, Inc. covers various counties in Missouri and includes the City of Springfield. In order to maintain exclusivity, The Traditional Bakery, Inc. must open a minimum of five bakery cafes from July 1994 through July 1996. To date, the Traditional Bakery, Inc. has opened five franchised bakery cafes.

         The SLB unit franchise agreements require the payment of an up-front franchise fee of $25,000 to $30,000 and continuing royalties of 4% on sales of products from each bakery cafe. The franchisees are required to purchase all of their frozen dough products from sources approved by the franchisor.

         As a part of the Company's strategy for SLB, the Company is testing a broad-scale domestic franchise program. To date, the Company has entered into franchise development agreements under this program for a total of forty-eight bakery cafes to be located in specific sections of the Tulsa, Oklahoma, Columbus, Ohio, Iowa and the Louisville, Kentucky markets.


FRANCHISES

AU BON PAIN
DOMESTIC

         The Company currently has domestic franchising agreements with eight organizations: Northern Bakers, Inc., CA One, ABP Southern California, Wayne ABP, Inc., R.C. Menzer, Romallso, Inc., The Lauren Group, Inc. and DoubleTree Hotels. At present, the Northern Bakers, Inc. and CA One franchises are the most substantial domestic franchising relationships, each with eight operating cafes. Northern Bakers, Inc. has limited development rights in Maine, New Hampshire, Vermont, Andover, MA, Amherst, MA and portions of northern New York and currently operates bakery cafes in six regional shopping malls in the Northeast, in the Dartmouth-Hitchcock Medical Center in Lebanon, NH and in a suburban shopping center in Shrewsbury, MA. The Company has retained the right to develop or franchise bakery cafes in these territories, subject to Northern Bakers, Inc.'s right of first refusal. CA ONE became a franchisee of Au Bon Pain in October 1986, for the purpose of operating Au Bon Pain bakery cafes in airport terminals. CA One operates bakery cafes in eight airports. The Company may itself or through other franchisees operate in any airport for which CA One does not hold a franchise. CA One will be considered for new airport franchises on a case by case basis. The Company must approve all franchise locations and bakery cafe designs.

         In general, the Company has three potential sources of revenue from its domestic Au Bon Pain franchisees: fees for new locations, royalties on sales by franchisees and revenue from the purchase of frozen dough products by franchisees. New domestic locations, other than airport locations, to be developed by franchisees typically require a $25,000 initial fee per location and a 5% royalty. Airport franchise fees range between $10,000 and $50,000, depending upon passenger traffic and the Company's assistance in obtaining the concession. All domestic franchisees are obligated to use Company-approved ingredients, including Au Bon Pain-produced frozen dough products.

         The Company is not seeking to extend its domestic Au Bon Pain franchise relationships beyond its current franchisees.

INTERNATIONAL

         The Company currently has international franchise development agreements with developers in Chile, Argentina, Brazil and certain other South American countries, Thailand, Indonesia, the Philippines and the Canary Islands. Bakery cafes have been opened to-date in Chile, Indonesia and the Philippines. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. The agreements generally require the payment of up front development fees, which have ranged from $250,000 to $750,000, a franchise fee, typically from $20,000 to $60,000 for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe of 5% of sales. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. Currently, the Company considers international franchising and licensing arrangements as a means of business expansion for its Au Bon Pain concept and is actively pursuing additional international franchising relationships.

SAINT LOUIS BREAD COMPANY

         In 1996, the Company began a broad-based franchising program. Through its acquisition of SLB, the Company assumed certain area development and unit franchise agreements of SLB. The Company is actively seeking to extend its SLB franchise relationships beyond its current franchisees; see "Acquisitions-Saint Louis Bread Company".

EMPLOYEES

          The Company has approximately 1,656 full-time employees, of whom approximately 199 are employed in general or administrative functions principally at or from the Company's executive offices in Boston, Massachusetts; approximately 119 are employed at the Boston frozen dough plant and the commissary; approximately 152 are employed in the Missouri frozen dough plant; approximately 51 are employed in the SLB corporate office in St. Louis, Missouri; approximately 88 are employed in the SLB production facilities in St. Louis, Missouri and Atlanta, Georgia; and approximately 796 and 251 are employed in the Au Bon Pain and SLB retail operations, respectively. The Company also has approximately 5,086 part-time employees, of whom 3,545 and 1,541 are employed in the Au Bon Pain and SLB bakery cafes, respectively. These totals include employees of Pain Francais, Inc. and at the joint venture locations in New York City. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.


TRADEMARKS

         The "Au Bon Pain" and "Au Bon Pain The Bakery Cafe" names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office and in certain foreign countries. In addition, the name "Saint Louis Bread Company" is of material importance to the Company and applications to register as trademarks the name "Saint Louis Bread Company" and "Saint Louis Bread Company and design" have been filed with the United States Patent and Trademark Office.


GOVERNMENT REGULATION

         Each Company-operated and franchised bakery cafe is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire, alcoholic beverage control and other departments. Difficulties or failures in obtaining the required licensing or approval could result in delays or cancellations in the opening of restaurants.

         The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company does not believe that current or potential future regulations of franchises have or will have any material impact on the Company's operations. The Company is subject to the Fair Labor

Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions.

         The Company's Boston frozen dough plant, commissary and SLB dough plants are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

         The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Americans With Disabilities Act, the Company could be required to expend funds to modify its bakery cafes to provide service to, or make reasonable accommodations for the employment of, disabled persons. The Company believes that compliance with the requirements of the Americans With Disabilities Act will not have a material adverse effect on its financial condition, business or operations.


ITEM 2.  PROPERTIES

         All Company-operated bakery cafes are located in leased premises with lease terms typically for ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes and contingent percentage rent based on sales above a stipulated sales level. The joint venture bakery cafes operate in leased premises under similar lease arrangements.

         In 1983, Au Bon Pain built its plant and headquarters in South Boston, Massachusetts. Manufacturing is now done at both production facilities. The executive offices occupy approximately 24,000 square feet. The Company owns the original building plus additions and leases land from the City of Boston. The annual rent is approximately $150,000. The lease expires, assuming exercise of renewal options, in 2017.

         In 1994, the Company purchased an office building in Woburn, MA, originally intended to become the Company's principal executive offices. The building occupies approximately 55,000 square feet, of which approximately 20,000 square feet are leased to third parties for differing periods of up to 10 years, including renewal options periods. The Company has decided to put this building up for sale and no longer intends to relocate the Company's headquarters to this location.

         In 1996, the Company leased short term office space in Waltham, MA to house its Accounting and Development functions.

         In 1996, the Company completed construction of its central production facility on a 20 acre tract of land in Mexico, MO to increase the Company's production capacity. The new facility cost approximately $9 million and began operation in mid-1996. The cost of the facility has been financed primarily by an $8.6 million industrial development bond issued by the City of Mexico, Missouri in July 1995, secured by an $8.7 million letter of credit with a commercial bank through July, 2000, and by equipment lease financing.

         Au Bon Pain operates its commissary in leased premises in Chelsea, Massachusetts under a ten year lease expiring in 1998, with an option to extend for an additional five years.

         SLB leases office space in St. Louis, Missouri for its corporate offices. The offices occupy approximately 5,000 square feet. The annual rent is approximately $31,000. The lease expires, assuming exercise of renewal options, in 2001.

         The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are used.

BAKERY CAFE LOCATIONS

AU BON PAIN BAKERY CAFES:
------------------------

COMPANY-OPERATED:  177 total as of December 28, 1996
----------------

BOSTON MARKET AREA:  50

Arlington Center                                   Hynes Auditorium
Beacon Hill                                        International Place
Bowdoin Square                                     Kendall Square
431 Boylston Street                                Kenmore Square
745 Boylston Street                                Longwood Galleria
Brattle Street                                     Longwood Medical Center Area
Brigham and Women's Hospital                       684 Massachusetts Avenue
Burlington Mall                                    1100 Massachusetts Ave
Cambridgeside Galleria                             101 Merrimac Street
Children's Hospital                                Milk Street
Church Park                                        Natick Mall
Coolidge Corner                                    New England Medical Center
Copley Place                                       360 Newbury Street
Davis Square                                       One Newton Place
Davis Square Train Stop                            Northeastern University
Design Center                                      North Shore Shopping Center
Faneuil Hall Marketplace                           Park Plaza, Statler Building
One Federal Street                                 South Shore Plaza #1
75-101 Federal Street                              South Shore Plaza #2
176 Federal Street                                 South Station
Filene's, Hawley Street                            Square One Mall
15 Harvard Street                                  53 State Street
Harvard Business School                            Winter Street
Harvard Coop at MIT                                Woburn Business Center
Harvard Square                                     Wellesley Center


CALIFORNIA MARKET AREA:  1

353 Sacramento Street, San Francisco


PHILADELPHIA MARKET AREA:  11

841 Chestnut Street                                Mellon Independence Center
Commerce Square                                    Montgomery Mall
The Court at King of Prussia                       2 Penn Center
Graham Building                                    10 Penn Center
Liberty Place                                      30th Street Station
2 Logan Square

WASHINGTON D.C.-BALTIMORE MARKET AREA:  24

700 13th Street, N.W.                             L'Enfant Plaza
10 North Calvert                                  1850 M Street, N.W.
800 North Capital                                 National Place
Commerce Place                                    1001 Pennsylvania Avenue, N.W.
Crystal City                                      1701 Pennsylvania Avenue, N.W.
1401 Eye Street, N.W.                             2000 Pennsylvania Avenue, N.W.
Gallery at Harbor Place                           Pentagon City
601 Indiana Avenue, N.W.                          Springfield Mall
International Square                              Towson Town Center
1615 L Street, N.W.                               Union Station
1724 L Street, N.W.                               1101 Vermont Avenue, N.W.
1801 L Street, N.W.                               Warner Building


GREATER NEW YORK AREA:  41

1251 Avenue of the Americas                       Manhattan Mall
60 Broad Street                                   600 Lexington Avenue
222 Broadway                                      The Mall at Short Hills
684 Broadway                                      Metrotech Plaza
Celanese Building                                 Nanuet Mall
Chanin Building                                   80 Pine Street
Daily News Building                               Port Authority Bus Terminal
54 East 8th Street                                Riverside Square
16 East 44th Street                               Rutgers University
Empire State Building                             One State Street Plaza
73 Fifth Avenue                                   600 Third Avenue
420 Fifth Avenue                                  875 Third Avenue Up
GE Building at Rockefeller Center                 875 Third Avenue Down
101 Hudson Street                                 Time-Warner Communications
J.F. Kennedy Airport                              10 East Union Square
J.F. Kennedy Airport/American Airlines            95 Wall Street
LaGuardia Airport                                 Westchester Mall
425 Lexington Avenue                              World Financial Center
Long Island Jewish Medical Center                 World Financial Center/
                                                    Liberty St.
300 Madison Avenue                                World Trade Center
444 Madison Avenue

OTHER NEW ENGLAND:  14

1 Broadway,                                     Pheasant Lane Mall,
  New Haven, CT                                   Nashua, NH
Avon Marketplace, Avon, CT                      Rockingham Mall, Salem, NH
Buckland Hills Mall, Manchester, CT             Rhode Island Hospital,
                                                  Providence, RI
City Place, Hartford, CT                        Thayer Street, Providence, RI
Fleet Center, Providence, RI                    Warwick Mall, Warwick, RI
Hartford Civic Center, Hartford, CT             Westfarms Malls,
                                                  West. Hartford, CT
Mall of New Hampshire,                          Worcester Commons,
  Manchester, NH                                  Worcester, MA


MIDWEST:  27

3rd & Broad, Columbus, OH                       30 North LaSalle, Chicago, IL
Amoco Building, Chicago, IL                     222 North LaSalle, Chicago, IL
BP Building, Cleveland, OH                      123 North Wacker, Chicago, IL
Carew Tower, Cincinnati, OH                     122 South Michigan, Chicago, IL
Columbus City Center, Columbus, OH              125 South Wacker, Chicago, IL
First Bank Tower,   Minneapolis, MN             600 Superior Ave., Cleveland, OH
Grand Avenue, Milwaukee, WI                     Tower City, Cleveland, OH
IDS Center, Minneapolis, MN                     200 West Adams, Chicago, IL
Illinois Center, Chicago, IL                    180 West Jackson, Chicago, IL
Merchandise Mart, Chicago, IL                   181 West Madison, Chicago, IL
Minnesota Center, Minneapolis, MN               500 West Monroe, Chicago, IL
161 North Clark, Chicago, IL                    Woodfield Mall, Schaumberg, IL
33 North Dearborn, Chicago, IL                  World Trade Center, St. Paul, MN
180 North Michigan, Chicago, IL


PITTSBURGH MARKET AREA:  9

Exton Square Mall                               Pittsburgh Airport-Airside
Fifth Avenue Place                              Pittsburgh Airport-Landside
Oliver Building                                 Ross Park Mall
Oxford Centre                                   USX Tower
2 PPG Place

FRANCHISE-OPERATED/DOMESTIC:  31 total as of December 28, 1996
---------------------------

NORTHERN BAKERS, INC.:  8

Big D Supermarket, Shrewsbury, MA               Dartmouth-Hitchcock Medical
                                                  Center, Lebanon, NH
Cape Cod Mall, Hyannis, MA                      Fox Run Mall, Newington, NH
Carousel Mall, Syracuse, NY                     Maine Mall, South Portland, ME
Crossgates Mall, Albany, NY                     Silver City Galleria,
                                                  Taunton, MA


HOST MARRIOTT:  2

Hartsfield Airport, Concourse B, Atlanta, GA
Hartsfield Airport, Concourse D, Atlanta, GA


FORTUNOFF (WAYNE ABP, INC.):  1

Wayne Town Center, Wayne, NJ


R.C. MENZER:  2

South Hills Village, Pittsburgh, PA
Westmoreland Mall, Greensburg, PA


ROMALLSO, INC.:  1

Roosevelt Field Mall, Garden City, NY


THE LAUREN GROUP, INC.:  1

Crossing Factory Store, Tannersville, PA

DOUBLETREE HOTELS: 3

Jacksonville, FL
San Antonio, TX
Tyson's Corner, VA

ABP SOUTHERN CALIFORNIA, LLC:  5

Brea Mall, Brea, CA                             North County Fair, Escondido, CA
Laguna Hills Mall, Laguna Hills, CA             South Lake Avenue, Pasadena, CA
Montclair Plaza, Montclair, CA

CA ONE SERVICES, INC.  8

Ft. Lauderdale Airport,                         Nashville Airport,
 Ft Lauderdale, FL                               Nashville, TN
Greater Cincinnati Airport,                     Newark International Airport,
 Hebron, KY                                      Newark, NJ
Hancock International Airport,                  San Jose International Airport,
 Syracuse, NY                                    San Jose, CA
Logan International Airport,                    West Palm Beach International
 Boston, MA                                      Airport, West Palm Beach, FL


FRANCHISE-OPERATED/INTERNATIONAL:  17 total as of December 28, 1996
--------------------------------
ABP CHILE:  12

Apoquindo/Hendaya                               New Providencia
Bandera                                         Museum of Pre-Columbian Art
El Bosque Norte                                 Santiago Airport, Counter
El Bosque Sur                                   Santiago Airport, Cart
La Dehasa                                       Santiago Airport, Duty Free
Providencia                                     World Trade Center


ABP PHILIPPINES:  2

EDSA/Shangri-La Mall, Ortegas
Taipan Building, Ortegas


INDONESIA:  3

Landmark Building, Jakarta
Plaza Senayan, Jakarta
Setiabudi Atrium, Jakarta

SAINT LOUIS BREAD COMPANY BAKERY CAFES:
--------------------------------------

Company-Operated: 54 total as of December 28, 1996

GREATER ST. LOUIS MARKET AREA:  31

Ballas, Creve Coeur, MO                         Grand, St. Louis, MO
Baxter, Ballwin, MO                             Kirkwood, MO
Bogey Hills, St. Charles, MO                    Main, St. Charles, MO
Brentwood, St. Louis, MO                        Market, St. Louis, MO
Capriccio, Richmond Heights, MO                 Pine, St. Louis, MO
Cape Girardeau, MO                              Rendezvous Cafe,
                                                  Richmond Heights, MO
Carondelot, Clayton, MO                         Soulard, St. Louis, MO
Central West End, St. Louis, MO                 South 9th Street, Columbia, MO
Chesterfield Mall, Chesterfield, MO             South Central, Clayton, MO
Columbia Mall, Columbia, MO                     Surrey Plaza, Florissant, MO
Crestwood Plaza, St. Louis, MO                  Telegraph Road, St. Louis, MO
Delmar, University City, MO                     Tesson, St. Louis, MO
Esquire, Clayton, MO                            West County, Des Peres, MO
Four Seasons, Chesterfield, MO                  Westport Plaza,
                                                  Maryland Heights., MO
Galleria, Richmond Heights, MO                  Winchester, MO
Gateway One, St. Louis, MO


ATLANTA MARKET AREA:  9

Briarcliff, Atlanta, GA                         Lenox Square, Atlanta, GA
Dunwoody, GA                                    Peachtree, Atlanta, GA
Emory Village, Atlanta, GA                      Sandy Springs, Atlanta, GA
Gwinnett Place, Deluth, GA                      Town Center, Kennesaw, GA
Haywood Mall, Greenville, SC


CHICAGO MARKET AREA:  14

Belleville, IL                                  Orland Square Mall,
                                                  Orland Park, IL
Champaigne, IL                                  St. Clair Square,
                                                  Fairview Heights, IL
Diversey, Chicago, IL                           Stratford Square Mall, IL
Evanston, IL                                    Vernon Hills, IL
Fox Valley, Aurora, IL                          Wheaton, IL
Halsted, Chicago, IL                            Wilmette, IL
LaGrange Park, IL                               Winnetka, IL

FRANCHISE-OPERATED:  10

11319 West 95th St.,                            3265 Falls Parkway,
 Overland Park, KS                               Branson, MO
Lawrence, KS                                    East Sunshine, Springfield, MO
11022 Metcalf, Overland Park, KS                2401 East 32nd Street,
                                                 Joplin, MO
8300 Mission Road,                              1570 East Battlefield,
 Prairie Village, KS                             Springfield, MO
1605 North Rock Road, Wichita, KS               500 South National,
                                                  Springfield, MO


The following table sets forth Company-operated and franchise operated bakery cafes open at the dates indicated:

                           Dec. 26,  Dec. 25  Dec. 31,  Dec. 30,  Dec. 28,
                             1992     1993     1994      1995       1996
                           -------  -------   -------   -------   -------
Company-operated             121       156(1)   213(1)    244(1)     231(1)

Franchise-operated            34        40(2)    31(2)     37(2)      58(2)


(1)Includes 19, 31, 52 and 54 Company-operated SLB bakery cafes at December 25, 1993, December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

(2)Includes 1, 6, 8 and 10 franchise-operated SLB bakery cafes at December 25, 1993, December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the consolidated operations or financial condition of the Company, and will not disrupt the normal operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

         (a)      MARKET INFORMATION.
                  ------------------

         The Company's Class A Common Stock is traded on the Nasdaq National
Market tier of the Nasdaq Stock Market under the symbol ABPCA. The following table sets forth the high and low sale prices as reported by NASDAQ for the fiscal periods indicated.

1995                                            HIGH        LOW
----                                            ----        ---

First quarter...............................   17 1/4      12 3/4
Second quarter..............................   14          10 1/4
Third quarter...............................   11           7 1/4
Fourth quarter..............................   10 3/8       5 7/8

1996

----

First quarter...............................    9 5/16      6 3/4
Second quarter..............................    9           6 7/8
Third quarter...............................    7 1/4       6 1/8
Fourth quarter..............................    8 1/4       5 1/2


         On March 17, 1997, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $6 3/8.

         (b)      HOLDERS.
                  -------

         On March 17, 1997, the Company had approximately 1,527 holders of record of its Class A Common Stock and approximately 97 holders of its Class B Common Stock.

         (c)      DIVIDENDS.
                  ---------

         The Company has never paid cash dividends on its capital stock and has no intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                        FOR THE FISCAL YEARS ENDED
                           -------------------------------------------------
                           Dec. 26,  Dec. 25,  Dec. 31,   Dec. 30,   Dec. 28,
                             1992      1993      1994      1995       1996
                           -------   -------   -------    -------    -------
                                   (in thousands, except per share data)

Revenues:
 Restaurant sales          $89,686  $113,980   $173,436   $216,411   $225,625
 Franchise sales and
  other revenues             7,230     8,935      9,450     10,055     11,309
                           -------  --------   --------   --------   --------
                            96,916   122,915    182,886    226,466    236,934

Costs and expenses:
 Cost of food and
  paper products            31,684    39,695     60,535     77,250     85,631
 Restaurant
  operating expenses        44,584    56,697     85,139    112,161    115,364
 Depreciation and
  amortization               6,608     7,967     11,891     14,879     16,195
 General and
  administrative             5,244     6,757     10,098     12,818     14,979
 Non-recurring
  charge                         -         -          -      8,500      4,435
                           -------  --------   --------   --------   --------
                            88,120   111,116    167,663    225,608    236,604
                           -------  --------   --------   --------   --------

Operating income             8,796    11,799     15,223        858        330
Interest expense, net           34       57       1,727      3,363      5,140
Other (income)
 expense, net                 (311)      (28)        80      2,016      2,513
Minority interest              189       105         78        (94)       (40)

Income(loss) before
 provision for
 income taxes                8,884    11,665     13,338     (4,427)    (7,283)
Provision(benefit)
 for income taxes            3,604     4,844      5,497     (2,813)    (2,918)
                           -------  --------   --------   --------   --------
Net income(loss)           $ 5,280  $  6,821   $  7,841   $ (1,614)  $ (4,365)
                           =======  ========   ========   ========   ========

Net income(loss)
 per common share          $   .48  $    .60   $    .67   $   (.14)  $   (.37)
                           =======  ========   ========   ========   ========
Weighted average
 number of common
 and common
 equivalent shares
 outstanding                10,986    11,353     11,624     11,621     11,705
Comparable restaurant
 sales percentage
 increase for
 Company-operated
 bakery cafes                  7.8%      6.7%      5.8%(1)     0.5%(1)   0.7%


------------
(1) Fiscal 1994 included 53 weeks. The 1994 restaurant sales used in this computation have been adjusted downward to be comparable to fiscal 1993 and fiscal 1995.


                           FOR THE FISCAL YEARS ENDED

                                        FOR THE FISCAL YEARS ENDED
                           -------------------------------------------------
                           Dec. 26,  Dec. 25,  Dec. 31,   Dec. 30,   Dec. 28,
                             1992      1993      1994      1995       1996
                           -------   -------   -------    -------    -------
                                   (in thousands, except per share data)


Consolidated Balance
 Sheet Data:

Working capital            $ 6,619  $  5,817   $ (3,439)  $    846   $  2,696
Total assets                77,036   120,474    165,586    193,018    195,594
Long-term debt, less
 current maturities            299       274     19,095     42,502     49,736
Convertible
 Subordinated Notes                   30,000     30,000     30,000     30,000
Stockholders' equity        68,296    76,098     94,164     93,238     90,056

Company-operated
 bakery cafes open             121       156        213        244        231



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:

                           FOR THE FISCAL YEARS ENDED

                                             Dec. 31,      Dec. 30,     Dec. 28,
                                               1994          1995        1996
                                             --------      --------     -------
Revenues:
    Restaurant sales                            94.8%         95.6%       95.2%
    Franchise sales and other revenues           5.2           4.4         4.8
                                               -----         -----       -----
                                               100.0%        100.0%      100.0%
                                               =====         =====       =====

Costs and expenses:
    Cost of food and paper products             33.1%         34.1%       36.1%
    Restaurant operating expenses               46.6          49.5        48.7
    Depreciation and amortization                6.5           6.6         6.8
    General and administrative                   5.5           5.7         6.3
  Non-recurring charge                            --           3.7         1.9
                                               -----         -----       -----
                                                91.7          99.6        99.8
                                               -----         -----       -----
    Operating margin                             8.3           0.4         0.2
Interest expense, net                            1.0           1.5         2.2
Other expense, net                                --           0.9         1.0

Minority interest                                 --            --          --
                                               -----         -----       -----
Income(loss) before provision
     (benefit) for income taxes                  7.3          (2.0)       (3.0)
Provision(benefit) for income taxes              3.0          (1.3)       (1.2)
                                               -----         -----       -----
Net income(loss)                                 4.3%         (0.7)%      (1.8)%
                                               =====         =====       =====


GENERAL

         The Company's revenues are derived from restaurant sales and franchise sales and other revenues. Franchise sales and other revenues include sales of frozen dough products to franchisees and others, royalty income and franchise fees. Certain expenses (cost of food and paper products, restaurant operating expenses and depreciation and amortization) relate primarily to restaurant sales, while general and administrative expenses relate to all areas of revenue generation.

         The Company's fiscal year ends on the last Saturday in December. The fiscal years from 1994 through 1996 ended on December 31, 1994, December 30, 1995 and December 28, 1996 and included 53, 52 and 52 weeks, respectively. The Company's fiscal year normally consists of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.


RESULTS OF OPERATIONS

         1996 COMPARED TO 1995
         ---------------------

         Restaurant sales from Company-operated bakery cafes increased 4.2% to $226 million in 1996 from $216 million in 1995, due principally to several factors: incremental sales in 1996 over 1995 from the 15 Au Bon Pain and 20 Saint Louis Bread Company-operated bakery cafes opened throughout 1995, strong comparable restaurant sales in the Saint Louis Bread business unit and sales from the 3 Au Bon Pain and 2 Saint Louis Bread Company-operated bakery cafes opened throughout 1996. Company-operated restaurant sales decreased 2.9% in the Au Bon Pain business unit, as additional sales stemming from the new Company-operated bakery cafes opened in 1995 and 1996 were more than offset by the effect on sales of the disposition throughout 1996 of a series of underperforming bakery cafes under an initiative begun in late 1995. Company-operated restaurant sales increased 33.6% in the Saint Louis Bread business unit in 1996 over 1995, due to sales stemming from the new Company-operated bakery cafes opened in 1995 and 1996 and from strong comparable restaurant sales. Comparable restaurant sales in 1996 decreased 1.3%, or $1.96 million, in the Au Bon Pain business unit. In the Saint Louis Bread business unit comparable restaurant sales increased 10.2%, or $3.32 million, in 1996 over the previous year driven by a highly successful bagel product line introduction.

         Operating income declined to $330,000 in 1996 from $858,000 in 1995. Operating income was significantly affected by separate non-recurring charges recorded by the Company of $4.4 million ($3.7 million after-tax) in 1996 and of $8.5 million ($5.3 million after-tax) in 1995. The non-recurring charge recorded in 1996 related principally to the write-down of certain assets in accordance with FAS #121. The non-recurring charge recorded in 1995 related principally to the closure of certain under-performing bakery cafes. Before the non-recurring charges, operating margin decreased in 1996 to 2.0% from 4.1% in 1995, as operating margin improvements at the Saint Louis Bread business unit were more than offset by lower operating margins in the Au Bon Pain business unit, driven primarily by costs associated with the start-up of a new frozen dough manufacturing facility opened during 1996 in Mexico, Missouri.

         Operating margin in the Au Bon Pain business unit declined by 4.3 points in 1996 versus 1995, due principally to start-up costs and inefficiencies related to the opening of the new manufacturing facility and significantly higher commodity costs for butter and flour in 1996 versus the previous year. In total, these manufacturing related costs constituted the majority of the 2.6 point increase to cost of food and paper costs as a percentage of revenues in the Au Bon Pain business unit compared to the prior year. Restaurant operating expenses increased by .4 points in 1996 versus 1995, as percentage increases in occupancy costs due to negative leverage stemming from the slight comparable restaurant sales decline more than offset percentage improvements in both labor costs and controllable expenses at the retail store level. Depreciation and amortization expense as a percentage of revenues increased by .4 points in 1996 due to incremental depreciation related to the new Missouri manufacturing facility and the negative leverage associated with the comparable restaurant sales decline. General and administrative expenses as a percentage of revenues increased by .9 points in 1996 versus 1995 due primarily to greater investment in infrastructure in the international franchise area, information systems and other overhead areas.

         At Saint Louis Bread, operating margin improved by 4.8 points in 1996 versus 1995, as the new management team established at the end of 1995 improved operational focus and control throughout 1996 and the significantly positive comparable restaurant sales increase in 1996 leveraged many of the largely fixed costs within the operations. Percentage food and paper costs decreased by .4 points in 1996 compared to 1995, despite higher allocated costs associated with frozen dough provided by the new manufacturing facility opened during the year. Percentage restaurant operating expenses decreased by 4.2 points driven by improved management controls surrounding labor costs and store-level controllable expenses. Depreciation and amortization expense and general and administrative expenses each decreased by .2 points versus the previous year due to leverage from the significantly higher sales in 1996.

         The lower operating income in 1996 versus 1995, combined with higher interest expense and other expense, net, resulted in a net loss of $4.4 million in 1996, as compared with a net loss of $1.6 million in 1995. The higher interest expense was due primarily to higher average long-term debt outstanding, as higher average interest rate due to the issuance of $15 million senior subordinated debentures in July, 1996 which carry a significantly higher coupon rate than the other outstanding long-term debt.


         1995 COMPARED TO 1994

         Restaurant sales from Company-operated bakery cafes increased 24.8% to $216 million in 1995 from $173 million in 1994, due principally to sales from the 15 Company-operated Au Bon Pain bakery cafes and 20 Company-operated Saint Louis Bread bakery cafes opened throughout 1995, as well as incremental sales in 1995 over 1994 from the 31 Company-operated Au Bon Pain bakery cafes and 12 Saint Louis Bread bakery cafes opened throughout 1994. Company-operated restaurant sales increased 15.9% in the Au Bon Pain business unit and 81.7% in the Saint Louis Bread business unit, respectively, in 1995 over 1994. Comparable restaurant sales increased 1.2%, or $1.6 million, in the Au Bon Pain business unit in 1995. At Saint Louis Bread, comparable restaurant sales decreased 4.3%, or $1.3 million, in 1995 due to cannibalization stemming from the 37% growth in locations in the St. Louis market effected by the Company during 1994 and 1995.

         Operating income decreased to $858,000 in 1995 from $15.2 million in 1994. Operating income was significantly reduced by a non-recurring charge of $8.5 million ($5.3 million after-tax) recorded by the Company in 1995 principally related to the closure of certain under-performing bakery cafes. Before the non-recurring charge, operating margin decreased in 1995 to 4.1% from 8.3% in 1994, due to lower operating margins in both the Au Bon Pain business unit and at Saint Louis Bread.

         Operating margin in the Au Bon Pain business unit decreased by 4 points in 1995 versus 1994, due principally to higher corporate and field human resource costs and to poor operating performance at those stores in the process of being closed. Cost of food and paper products increased by .8 points, reflecting higher percentage food cost in 1995 for coffee, lettuce and flour, and also caused by slightly lower sales of baked goods as a percentage of retail sales. Baked goods have a relatively lower percentage food cost due to the internal production of the products by the Company. Restaurant operating expenses increased by 2.6 points in 1995 over 1994, due to several factors. First, restaurant operating expenses, particularly labor costs, in the underperforming stores in the process of being closed were significantly higher on a percentage basis than in the other Au Bon Pain units. Second, the Company initiated a substantial management transition within the Au Bon Pain field management, increasing human resource costs significantly. In addition, as part of the transition to and introduction of Peet's coffee during 1995, a substantial investment was made in the communication of the product change. Depreciation and amortization increased .2 points in 1995 over 1994, reflecting the fixed nature of those costs in the underperforming units with unusually low sales volumes. General and administrative expenses increased .5 points in 1995, or 26.9 %, due to unusually high corporate human resource costs, as the Company broadened the corporate management group substantially during 1995, initiated new retail training programs during 1995 and increased expenditures in information systems.

         At Saint Louis Bread, operating margin also decreased by 4.0 points in 1995 versus 1994, primarily due to preopening and new market entry costs directly associated with the growth in Company-operated bakery cafes from 31 stores at the end of 1994 to 51 stores at the end of 1995, a 65% growth rate. The high growth rate had significant indirect effects on operating margin throughout 1995, as the earn-out management team in place at Saint Louis Bread throughout 1994 and 1995 was unable to maintain store-level margins at historic levels in the midst of the growth. With the earn-out period concluded at the end of fiscal 1995, the Company has broadened the depth of the management team at Saint Louis Bread. The increase in percentage costs in 1995, as affected by the level of growth in new stores, was in percentage cost of food and paper products and restaurant operating expenses, as both depreciation and amortization and general and administrative expenses decreased in 1995 on a percentage basis versus 1994. The decreases in these percentage costs reflect the fixed components within these cost areas, spread across significantly greater sales.

         The significantly lower operating income in 1995 versus 1994, combined with higher interest expense and other expense, net, resulted in a net loss of $1.6 million in 1995, as compared with net income of $7.8 million in 1994. The higher interest expense was due primarily to greater long-term debt outstanding, as the amount outstanding under the Company's revolving line of credit increased to $34.0 million at the end of 1995 from $18.0 million at the end of 1994. Other expense, net increased to $2.0 million in 1995 from $80,000 in 1994, primarily due to costs associated with a company-owned life insurance program initiated at the end of 1994. The provision for income taxes decreased in 1995 to a benefit of $2.8 million, versus a charge of $5.5 million in 1994. In addition to substantially lower pre-tax income in 1995, the provision for income taxes was reduced by fixed deductions associated with the company-owned life insurance program.

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

         Total capital expenditures in 1996 of $17.0 million were related primarily to the opening of three ABP and two SLB new Company-operated bakery cafes and to the construction of a second frozen dough production facility in Mexico, Missouri. The expenditures were funded by net cash from operating activities of $14.8 million, net proceeds of an $8.6 million industrial revenue bond issued by the City of Mexico, Missouri in connection with the construction of the new production facility and borrowings under the Company's existing lines of credit, described below.

         In April 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 4.3% on December 28, 1996.

         In December 1993, the Company acquired substantially all of the assets of the Saint Louis Bread Company of St. Louis, MO for cash of $24.0 million and expenses of $751,000 plus assumed liabilities of $3.5 million. The acquisition was financed through the sale and issuance by the Company of the 1993 Notes.

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

         In April 1994, the Company acquired substantially all of the assets of ABP Midwest which operated 19 franchised bakery cafes in Chicago and Minneapolis/St. Paul. See Item 1, "Business - Acquisitions".

         At December 28, 1996, the Company had a $28.0 million unsecured revolving line of credit which bore interest at either the commercial bank's prime rate or LIBOR plus an amount ranging between .75% and 2.0%, depending upon certain financial tests. At December 28, 1996, $22.0 million was outstanding under the line of credit and an additional $879,000 of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, the Company had a $3.6 million term loan outstanding, collateralized by certain real estate written down in the third quarter of 1996. See Footnote 6. The term loan matures on March 15, 2000.

          On July 24, 1996, the Company issued $15 million senior sbordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the senior subordinated financing and the Company's existing revolving line of credit, the Company's management believes it has the capital resources necessary to meet its growth goals through 1998.

          In 1997, the Company expects to spend approximately $19 million for capital expenditures, principally for the opening of new bakery cafes. The Company expects to fund these expenditures principally through internally generated cash flow and remaining net proceeds of the industrial revenue bond.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates,", "believes,", "expects," "intends,", "future," and words of similar import which express management's belief, expectations or intentionss regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years that end after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, EARNINGS PER SHARE (IAS 33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following described consolidated financial statements of the Company are included in response to this item:

         Report of Independent Accountants.

         Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996.

         Consolidated Statements of Operations for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

         Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

         Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 30, 1995 and December 28, 1996:

                                                               Net income
                                      Operating       Net      (loss) per
                                        income      income       common
For the years ended        Revenues     (loss)      (loss)       share
-------------------        --------   ---------     ------     ----------
                            (Dollars in thousands, except per share data)

December 30, 1995:
  First quarter            $ 62,985     $ 3,528     $ 1,600     $ .14
  Second quarter             51,489       1,409         330       .03
  Third quarter              54,920      (6,780)     (4,562)     (.39)*
  Fourth quarter             57,072       2,701       1,018       .09
                           --------     -------     -------     -----
                           $226,466     $   858     $(1,614)    $(.14)**
                           ========     =======     =======     =====

December 28, 1996:
  First quarter            $ 69,441     $ 2,840     $   797     $ .07
  Second quarter             54,429       1,331         614       .05
  Third quarter              54,969      (5,859)     (6,015)     (.51)***
  Fourth quarter             58,095       2,018         239       .02
                           --------     -------     -------     -----
                           $236,934     $   330     $(4,365)    $(.37)
                           ========     =======     =======     =====


---------------

* Includes a $5.3 million after-tax charge related principally to the closing of certain underperforming restaurants.

** Due to rounding of quarterly earnings per share and the calculation of full year EPS independently from the quarterly calculation, the sum of the four quarters does not equal the full year.

*** Includes a $3.8 million after-tax charge related principally to the write-down of certain assets.


         The Company reports its quarterly results of operations on the basis of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Au Bon Pain Co., Inc.:

We have audited the accompanying consolidated balance sheets of Au Bon Pain Co., Inc. as of December 30, 1995 and December 28, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Au Bon Pain Co., Inc. as of December 30, 1995 and December 28, 1996, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.


                                                      Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 14, 1997

                              AU BON PAIN CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       Dec. 30,     Dec. 28,
                                                        1995         1996
                                                       --------     --------
ASSETS
------
Current assets:
 Cash and cash equivalents........................... $  6,420     $  2,579
 Accounts receivable, less allowance of $60 and $104
  in 1995 and 1996, respectively.....................    6,596        7,730
 Inventories (Note 3)................................    7,776        8,997
 Prepaid expenses....................................    2,696        2,353
 Refundable income taxes.............................      694        4,540
 Deferred income taxes (Note 12).....................    2,936        1,675
                                                      --------     --------
      Total current assets...........................   27,118       27,874
                                                      --------     --------

Property and equipment, net (Note 4).................  121,155      121,733
                                                      --------     --------
Other assets:
 Notes receivable (Note 5)...........................    2,254        2,291
 Intangible assets, net of accumulated amortization
  of $3,765 and $5,223 in 1995 and 1996, respectively   35,110       32,657
 Deferred financing costs............................      479        1,382
 Deposits and other (Note 13)........................    4,789        9,110
 Deferred income taxes (Note 12).....................    2,113          547
                                                      --------     --------
      Total other assets.............................   44,745       45,987
                                                      --------     --------
      Total assets................................... $193,018     $195,594
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable....................................  $ 10,321    $ 11,141
 Accrued expenses (Note 8)...........................    11,618      13,335
 Current maturities of long-term debt (Note 9).......     4,333         702
                                                       --------    --------
      Total current liabilities......................    26,272      25,178
Long-term debt, less current maturities (Note 9).....    42,502      49,736
Convertible subordinated notes (Note 10).............    30,000      30,000
                                                       --------    --------
      Total liabilities..............................    98,774     104,914
Commitments and contingencies (Notes 9 and 11)
Minority interest....................................     1,006         624
Stockholders' equity (Note 14):
 Preferred stock, $.0001 par value:
  Class B, shares authorized 2,000,000; issued and
   outstanding - 20,000 in 1995 and 1996.............         -           -
 Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000; issued
   and outstanding 9,929,278 and 10,066,671 in 1995
   and 1996, respectively............................         1           1
  Class B, shares authorized 2,000,000; issued and
   outstanding 1,706,878 and 1,647,354 convertible
   to Class A, in 1995 and 1996, respectively........         -           -
 Additional paid-in capital..........................    66,892      68,075
 Retained earnings...................................    26,345      21,980
                                                       --------    --------
      Total stockholders' equity.....................    93,238      90,056
                                                       --------    --------
      Total liabilities and stockholders' equity.....  $193,018    $195,594
                                                       ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                       FOR THE FISCAL YEARS ENDED
                                    ---------------------------------
                                    Dec. 31,     Dec. 30,     Dec. 28,
                                     1994         1995         1996
                                    -------     --------      -------

Revenues:
  Restaurant sales.................$173,436     $216,411     $225,625
  Franchise sales and other
    revenues.......................   9,450       10,055       11,309
                                   --------     --------     --------
                                    182,886      226,466      236,934

Costs and expenses:
  Cost of food and paper products..  60,535       77,250       85,631
  Restaurant operating expenses:
    Labor..........................  44,818       57,860       60,266
    Occupancy......................  21,045       26,709       28,529
    Other..........................  19,276       27,592       26,569
                                   --------     --------     --------
                                     85,139      112,161      115,364
  Depreciation and amortization....  11,891       14,879       16,195
  General and administrative.......  10,098       12,818       14,979
  Non-recurring charge (Note 6)....       -        8,500        4,435
                                   --------     --------     --------
                                    167,663      225,608      236,604
                                   --------     --------     --------
Operating income...................  15,223          858          330
Interest expense, net..............   1,727        3,363        5,140
Other expense, net
  (Note 13)........................      80        2,016        2,513
Minority interest (income) expense.      78          (94)         (40)
                                   --------     --------     --------
Income (loss) before
  provision(benefit) for income
  taxes............................  13,338       (4,427)      (7,283)
Provision(benefit) for income
  taxes (Note 12)..................   5,497       (2,813)      (2,918)
                                   --------     --------     --------
Net income (loss) .................$  7,841     $ (1,614)    $ (4,365)
                                   ========     ========     ========

Net income (loss) per common share.$    .67     $   (.14)    $   (.37)
                                   ========     ========     ========
Weighted number of common and
  common equivalent shares
  outstanding......................  11,624       11,621       11,705
                                   ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                      FOR THE FISCAL YEARS ENDED
                                   ---------------------------------
                                   Dec. 31,     Dec. 30,     Dec. 28,
                                     1994         1995         1996
                                   --------     --------     -------
Cash flows from operations:
  Net income (loss)................$  7,841     $ (1,614)    $ (4,365)
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization..  11,891       14,879       16,195
    Amortization of deferred
      financing costs..............      67           77          308
    Provision for losses on
      accounts receivable..........      90           73           44
    Gain on sale of asset..........       -           31            -
    Minority interest..............      78          (94)         (40)
    Deferred income taxes..........      22       (4,234)       2,827
    Non-recurring charge...........       -        7,770        4,435
Changes in operating assets and
  liabilities:
    Accounts receivable............  (1,225)         119       (1,178)
    Inventories....................  (1,166)      (1,779)      (1,221)
    Prepaid expenses...............     (45)        (355)         343
    Refundable income taxes........    (248)         289       (3,846)
    Accounts payable...............   4,952         (154)         820
    Accrued expenses...............     683          771          453
                                   --------     --------     --------
      Net cash provided by
        operating activities.......  22,940       15,779       14,775
                                   --------     --------     --------

Cash flows from investing activities:
    Additions to property and
      equipment.................... (39,396)     (38,650)     (17,062)
    Acquisition, net of cash
      acquired.....................     (57)           -            -
    Payments received on notes
      receivable...................      56           59           82
    Increase in intangible assets..  (1,302)         (50)         (73)
    Decrease (increase) in
      deposits and other...........  (4,380)       1,450       (4,321)
    Funding of notes receivable....       -         (951)        (475)
                                   --------     --------     --------
      Net cash used in investing
        activities................. (45,079)     (38,142)     (21,849)
                                   --------     --------     --------


The accompanying notes are an integral part of the consolidated financial statements.


                                       for the fiscal years ended
                                    ---------------------------------
                                    Dec. 31,     Dec. 30,     Dec. 28,
                                     1994         1995         1996
                                    --------     --------     -------

Cash flows from financing activities:
    Exercise of employee stock
      options.....................      522          241         504
    Issuance of warrants..........        -            -         679
    Proceeds from long-term debt
      issuance....................   46,937      115,418      87,561
    Principal payments on
      long-term debt..............  (28,763)     (87,713)    (83,958)
    Proceeds from issuance of
      common stock................      294          346           -
    Increase in deferred
      financing costs.............     (442)        (152)     (1,211)
    Decrease in minority interest.     (322)        (349)       (342)
                                   --------     --------    --------
      Net cash provided by
        financing activities......   18,226       27,791       3,233

Net increase (decrease) in cash
  and cash equivalents............   (3,913)       5,428      (3,841)
Cash and cash equivalents, at
  beginning of period.............    4,905          992       6,420
                                   --------     --------    --------
Cash and cash equivalents, at
  end of period................... $    992     $  6,420    $  2,579
                                   ========     ========    ========

Supplemental cash flow information:
   Cash paid during the period for:
    Interest...................... $  1,059     $  4,097    $  4,637
    Income taxes.................. $  6,056     $  1,543    $    370
  Satisfaction of Note Receivable
     in exchange for PP&E.........        -            -    $    356
Reconciliation of assets acquired
  and liabilities assumed:
    Fair Value of assets acquired. $ 12,505            -           -
    Stock Issued.................. $  8,775            -           -
    Cash paid for acquisition..... $    250            -           -
    Liabilities assumed........... $  3,480            -           -


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           for the fiscal years ended
           December 31, 1994, December 30, 1995 and December 28, 1996
                                 (in thousands)

                         Common Stock          Preferred Stock
                      $.0001 Par Value         $.0001 Par Value
                   CLASS A         CLASS B         CLASS B       Additional               Total
                   -------         -------         -------        Paid-In    Retained  Stockholders'
               SHARES  AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL    EARNINGS     EQUITY
               ------  ------   ------  ------  ------  ------    -------    --------  ------------
Balance, Dec.
 26, 1993       9,155     $1     1,916      $-       -     $-     $55,979     $20,118    $76,098
Exercise of
 employee
 stock options     95                                                 522                    522
Income tax
 benefit related
 to stock
 option plan                                                          634                    634
Issuance of
 common stock      24                                                 294                    294
Stock issued for
 acquisition of
 ABP Midwest      370                               20              8,775                  8,775
Conversions of
 Class B to
 Class A          184             (184)
Net income                                                                      7,841      7,841
Balance, Dec.
 31, 1994       9,828     $1     1,732      $-      20     $-     $66,204     $27,959    $94,164
                =====     ==     =====      ==      ==     ==     =======     =======    =======

Exercise of
 employee
 stock options     45                                                 241                    241
Income tax
 benefit related
 to stock option
 plan                                                                 101                    101
Issuance of
 common stock      31                                                 346                    346
Conversions of
 Class B to
 Class A           25              (25)
Net loss                                                                       (1,614)    (1,614)
Balance, Dec.
 30, 1995       9,929     $1     1,707      $-      20     $-     $66,892     $26,345    $93,238
                =====     ==     =====      ==      ==     ==     =======     =======    =======

Exercise of
 employee
 stock options     30                                                 147                    147
Income tax
 benefit related
 to stock option
 plan                                                                  37                     37
Issuance of
 common stock      48                                                 320                    320
Warrants issued
 for debt
 financing                                                            679                    679
Conversions of
 Class B to
 Class A           60              (60)
Net loss                                                                       (4,365)    (4,365)
Balance, Dec.
 28, 1996      10,067     $1     1,647      $-      20     $-     $68,075     $21,980    $90,056
               ======     ==     =====      ==      ==     ==     =======     =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business

         Au Bon Pain Co., Inc. and its subsidiaries operate two retail bakery cafe businesses and two franchising businesses under the concept names "Au Bon Pain" and "Saint Louis Bread Company". Included in franchise sales and other revenues are sales of product to franchisees and others of $7.3 million, $7.4 million and $8.3 million for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively. Included in costs and expenses are charges related to franchise sales of approximately $1.8 million, $1.3 million and $1.9 million for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

2.       Summary of Accounting Policies

         Principles of Consolidation

         The consolidated statements include the accounts of Au Bon Pain Co., Inc., ABP Holdings, Inc., a wholly owned subsidiary, Saint Louis Bread Company, Inc. ("SLB"), a wholly owned subsidiary, and investments in joint ventures in which a majority interest is held (the "Company"). All intercompany balances and transactions have been eliminated.

         Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity at the time of purchase of three months or less to be cash equivalents.


         Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

                              AU BON PAIN CO., INC.

         Property, Equipment and Depreciation

         Property and equipment are stated at cost. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the terms of the leases (including available option periods) or over their useful lives, whichever is shorter. The estimated useful lives used for financial statement purposes are:

         Machinery and equipment................. 3-10 years
         Furniture and fixtures.................. 3-10 years
         Leasehold improvements.................. 10-23 years
         Signs................................... 10 years

         Interest is capitalized in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $272,000, $792,000 and $581,000 in 1994, 1995 and 1996 respectively.

         Intangible Assets

         Intangible assets consist of goodwill arising from the excess cost over the value of net assets of joint ventures, businesses and stores acquired, as well as the original acquisition of the Company. Goodwill is amortized on a straight-line basis over periods ranging from twenty-five to forty years. Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating cash flows from acquired businesses with the carrying value of the related intangibles. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

         Income Taxes

         The provision for income taxes is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted income tax rates in effect in the years in which the

                              AU BON PAIN CO., INC.

differences are expected to reverse. Tax credits are recorded as a reduction in income taxes when utilized. The Company's temporary differences consist primarily of depreciation and amortization and valuation reserves.

         Deferred Financing Costs

         Costs incurred in connection with obtaining debt financing are amortized over the terms of the related debt.

         Franchise and Development Fees

         Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties, both domestically and internationally. Fees from the sale of area development rights are 100% recognized as revenue upon completion of all commitments related to the agreements. Fees from the sale of individual franchise locations are 100% recognized as revenue upon the commencement of franchise operations.

         Capitalization of Certain Development Costs

         The Company capitalizes certain expenses associated with the development and construction of new store locations. Capitalized costs of $4.3 million and $2.4 million as of December 30, 1995 and December 28, 1996, respectively, are recorded as part of the asset to which they relate and are amortized over the asset's useful life.

         Advertising Costs

         Advertising costs are expensed when incurred.

         Pre-Opening Costs

         All pre-opening costs associated with the opening of new retail locations are expensed when incurred.

         Fiscal Year

         The Company's fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 53 weeks for the fiscal year ended December 31, 1994, 52 weeks for the fiscal years ended December 30, 1995 and December 28, 1996.

                              AU BON PAIN CO., INC.

         Income Per Share Data

         Income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for stock options and convertible debt. Fully diluted net income per share has not been presented as the amount would not differ significantly from those presented.

         Fair Value of Financial Instruments

         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 30, 1995 and December 28, 1996, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 30, 1995 and December 28, 1996, based upon quoted market prices for the same or similar issues.

3.       Inventories

         Inventories consist of the following (in thousands):

                                    December 30,       December 28,
                                        1995               1996
                                    -----------        -----------
Production.......................    $  1,878           $  3,071
Retail stores....................       1,983              1,762
Paper goods......................         475                456
Other............................       3,440              3,708
                                     --------           --------
                                     $  7,776           $  8,997
                                     ========           ========

4.       Property and Equipment

         Major classes of property and equipment consist of the following (in thousands):

                                   December 30,       December 28,
                                        1995             1996
                                   -----------        -----------

Leasehold improvements...........    $ 81,897           $ 91,161
Machinery and equipment..........      56,745             59,414
Furniture and fixtures...........      18,972             19,063
Construction in progress.........      16,351             19,585
Signage..........................       3,577              3,634
                                     --------           --------
                                      177,542            192,857
Less accumulated depreciation
  and amortization...............      56,387             71,124
                                     --------           --------
Property and equipment, net......    $121,155           $121,733
                                     ========           ========

         The Company recorded depreciation expense related to these assets of $10.6 million, $13.4 million and $14.7 million in 1994, 1995 and 1996, respectively.

                              AU BON PAIN CO., INC.

5.       Notes Receivable

         Notes receivable relate to the sale of certain retail locations and to the funding for the opening of new locations of a franchisee. These notes bear interest of 8% payable in monthly installments of $16,800 including interest, with a final principal payment due on March 31, 2004.


6.       Non-recurring Charges

         During the third quarter of fiscal 1996, the Company recorded a non-recurring charge of $4.4 million principally to reflect a write-down under Statement of Financial Standards, 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121, adopted at the beginning of fiscal year 1996, establishes accounting standards for recognizing and measuring the impairment of long-lived assets and requires reducing the carrying amount of any impaired asset to fair value. The charge was taken as a result of continued less than expected performance results at certain Au Bon Pain restaurants. The $4.4 million non-cash charge included a $1.4 million goodwill write-down, a $0.6 million fixed asset write-down and a $1.4 million write-down of an office building held for resale. At December 28, 1996, the residual value of the office building held for resale was $4.2 million.. The charge represented a reduction of the carrying amounts of the assets to their estimated fair values as determined by using discounted estimated future cash flows. In addition, the $4.4 million charge included a $1.0 million charge to write-down the book value of six restaurants whose leases expire in 1997 and which will not be renewed. For the fifty-two weeks ended December 30, 1995 and December 28, 1996 the restaurants included in the reserve had sales of $3,662,000 and $3,096,000, respectively and a pre-tax loss of $322,000 and $578,000, respectively.

         During the third quarter of fiscal 1995, the Company recorded a non-recurring pre-tax charge of $8.5 million principally to cover the expected costs of closing certain under-performing restaurants. The components of the non-recurring charge included cash costs of approximately $2.1 million for lease obligations, professional and consulting services, employee relocation and termination costs and non-cash charges of approximately $6.4 million related to fixed asset disposals. The store closures were completed in fiscal 1996 for a total cost of approximately $221,000. As of December 28, 1996, $257,000 was in accrued expenses. The Company anticipates that this amount is adequate to cover any remaining expenses to be incurred in connection with

                              AU BON PAIN CO., INC.

this charge in fiscal 1997. For the fifty-two weeks ended December 30, 1995 and December 28, 1996 the stores included in the reserve had sales of $5,673,000 and $4,247,000, respectively and a pre-tax loss of $946,000 and $1,077,000, respectively.


7.       Acquisitions

         In April, 1994, the Company purchased the assets of ABP Midwest, Inc. for 20,000 shares of the Company's Class B Preferred Stock (Series 1), 370,000 shares of the Company's Class A Common Stock, cash of $250,000, incurred expenses of $650,000 and assumed liabilities of $2.8 million; the total purchase price was $12.5 million. Goodwill arising from the transaction totaled $7.7 million and is being amortized over a twenty-five year period, which approximates the average remaining lives of the leases acquired, including option or renewal periods. The acquisition was accounted for as a purchase and the results of operations of the acquired entity are included in the consolidated statements of operations from the acquisition date.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of ABP Midwest, Inc. had occurred at the beginning of the fiscal year presented, after including the impact of certain adjustments, such as amortization of intangibles, increased interest expense on the acquisition debt and related income tax effects. These results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                       1994
                                               ---------------------
                                               (in thousands, except
                                                 per share amounts)


Revenues..................................           $179,274
Operating income..........................             15,051
Income before provision for income taxes..             13,089
Net income................................              7,581
Net income per common share...............                .65


                              AU BON PAIN CO., INC.

8.       Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                        December 30,  December 28,
                                           1995          1996
                                        -----------   -----------
Accrued insurance....................     $ 1,148       $ 1,310
Rent.................................       2,687         3,503
Payroll and related taxes............       2,507         2,554
Other taxes..........................         524           433
Other................................       4,752         5,535
                                          -------       -------
                                          $11,618       $13,335


9.       Long-term Debt


         Long-term debt consists of the following (in thousands):

                                        December 30,  December 28,
                                            1995          1996
                                        -----------   -----------
Revolving credit line at prime
  (8.25% at December 28, 1996).........   $34,197       $22,000
Term loan - variable rate (8.0% at
December 28, 1996).....................     3,800         3,533
Industrial development bond for
  Mexico, Missouri plant at weekly
  floating rate (4.3% at
  December 28, 1996)...................     8,600         8,300
Loan with Cigna Insurance at prime less
  .75% (7.5% at December 28, 1996).....         -         2,000
Term loan at 7.0% payable in
  annual installments of $50,000
  including interest, due January
  2001.................................       238           205
Senior Subordinated Debenture (11.25%
  at December 28, 1996)................         -        14,400
                                          -------       -------
Total debt.............................    46,835        50,438
Less current maturities................     4,333           702
                                          -------       -------
Total long-term debt...................   $42,502       $49,736
                                          =======       =======


         As of December 30, 1995 and December 28, 1996, the Company had a $38 million and a $28 million unsecured revolving line of credit, respectively. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, the merger, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants, the most restrictive being a debt to net worth ratio. There is a fee of 3/8% of the unused portion of the revolving line of credit. Available unused borrowings totaled approximately $4.0 million at

                              AU BON PAIN CO., INC.

December 30, 1995 and $5.1 million at December 28, 1996. At December 30, 1995 and December 28, 1996 the Company had outstanding letters of credit against the revolving line of credit aggregating $1.7 million and $0.9 million, respectively. Interest is calculated on the $3.5 million term loan at the lower of prime plus .5% or LIBOR plus an amount ranging from 1.25% to 3.0% depending on certain financial test. Interest-only payments are due under the revolving credit line and $3.5 million term loan monthly, in arrears, with principal balance payable at maturity, May 31, 1998 under the revolving credit agreement and March 15, 2000 under the $3.5 million term loan.

         In July, 1995 the Company obtained an industrial development bond issued by the City of Mexico, Missouri, secured by a $8.7 million letter of credit with a commercial bank. The bond matures in July, 2000 and interest is payable monthly at a weekly floating rate, which was 4.3% on December 28, 1996.

         On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging from 11.25% to 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A Common Stock, depending on the term which the debentures remain outstanding and certain future events. At December 28, 1996, 400,000 warrants were issued and outstanding, all of which were vested.

         The Company has recognized interest expense of $1.7 million, $3.4 million and $5.1 million as of December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

         Maturities of debt outstanding at December 28, 1996 are as follows (in thousands):

1997........................... $   702
1998...........................  22,704
1999...........................   2,806
2000...........................  15,110
2001...........................     713
Thereafter.....................   8,403
                                -------
                                $50,438
                                =======


10.      Convertible Subordinated Notes

         In December 1993, the Company issued $30.0 million of its unsecured 4.75% Convertible Subordinated Notes due 2001 ("1993 Notes"). The 1993 Notes are convertible at the holders' option into shares of the Company's Class A Common Stock at $25.50 per

                              AU BON PAIN CO., INC.

share. In December 1997, the Company may, at its option, redeem all or a part of the outstanding 1993 Notes upon payment of a premium. The note agreement requires the Company to maintain minimum permanent capital, as therein defined.


11.      Commitments

         The Company is obligated under noncancelable operating leases for two production facilities, a commissary and retail stores. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Substantially all store leases provide for contingent rental payments based on sales in excess of specified amounts.

         Aggregate minimum requirements under these leases are, as of December
28, 1996, approximately as follows (in thousands):

1997........................... $ 20,076
1998...........................   19,095
1999...........................   18,031
2000...........................   16,494
2001...........................   14,822
Thereafter.....................   52,204
                                --------
                                $140,722
                                ========


         Rental expense under long-term leases was approximately $17.7 million, $22.3 million and $29.3 million in 1994, 1995 and 1996, respectively, which included contingent rentals of approximately $2.2 million, $2.9 million and $3.0 million, respectively.

          The Company currently has international franchise development agreements with developers in Japan, Chile, Brazil, Argentina and certain other South American countries, Thailand, Indonesia and The Philippines. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its frozen dough products from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.

                              AU BON PAIN CO., INC.

12.      Income Taxes Payable

         Provisions(benefit) for income taxes in the consolidated statements of operations is comprised of the following (in thousands):

                        December 31,   December 30,   December 28,
                            1994           1995            1996
                        -----------    -----------    -----------
Current:
  Federal...............  $3,645          $1,202         $(4,281)
  State.................   1,830             219            (281)
                          ------          ------         --------
                           5,475           1,421          (4,562)
                          ------          ------         --------

Deferred:
  Federal...............      15          (3,597)          1,397
  State.................       7            (637)            247
                          ------         -------         -------
                              22          (4,234)          1,644
                          ------         -------         -------
Total provision(benefit)
  for income taxes......  $5,497         $(2,813)        $(2,918)
                          ======         =======         =======


         A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                    1994        1995        1996
                                    ----        ----        ----
Statutory rate (benefit)........... 34.0%      (34.0)%     (34.0)%
State income taxes, net of
  federal tax benefit..............  9.1        (4.0)        2.2
Utilization of tax credits......... (1.2)       (2.8)          -
Charitable contributions........... (1.3)       (4.0)       (3.7)
Company-owned Life Insurance
(See Note 13)......................    -       (28.8)      (15.4)
Non-deductible goodwill and meals
  and entertainment................    -         5.7         9.1
Other, net.........................   .6         4.3         1.8
                                    ----       -----       -----
                                    41.2%      (63.6)%     (40.0)%
                                    ====       =====       =====


                              AU BON PAIN CO., INC.

         The tax effects of the significant temporary differences which comprise the deferred tax assets are as follows (in thousands):

                                    1994        1995         1996
                                    ----        ----         ----
Current assets:
  Pre-opening expenses............ $  19       $    -      $    -
  Receivables reserve.............    41           24          42
  Accrued expenses................   379          402         368
  Tax credit carried forward......     -        1,095         822
  Net operating loss carried
    forward........................    -        1,070         161
  Charitable contribution
    carried forward................    -          219         219
  Other reserves...................    -          126          63
                                   -----       ------      ------
                                     439        2,936       1,675
                                   -----       ------      ------
Non-current assets/liabilities:
  Property, plant and equipment...   285        1,964         799
  Accrued expenses................   634        1,080       1,073
  Goodwill........................  (543)        (931)     (1,325)
                                   -----       ------      ------
                                     376        2,113         547
                                   -----       ------      ------
Total deferred tax asset           $ 815       $5,049      $2,222
                                   =====       ======      ======

         At December 28, 1996, the Company has net operating losses of $12,590,952 which can be carried back three years or carried forward for fifteen years to offset Federal taxable income. In addition, the Company has alternative minimum tax credit carryforwards of approximately $656,000 which are available to reduce future regular Federal income taxes over an indefinite period.


13.      Deposits and Other

         During fiscal 1996, the Company established a $4.5 million deposit with its distributor. This financial arrangement allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion.

         During fiscal year 1994, the Company established a company-owned life insurance program ("COLI") covering a substantial portion of its employees. At December 28, 1996, the cash surrender value and prepaid premiums of $69.3 million and the insurance policy loans of $69.0 million were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 10.02%. Tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax

                              AU BON PAIN CO., INC.

benefits recognized under the Company's COLI program in the third quarter of 1996. The Company included $2.1 million of expenses in other (income) expense, net, relating to COLI in 1996.


14.      Stockholders' Equity

         Class B Preferred Stock

         In April 1994, the Company issued 20,000 shares of Class B Preferred Stock (Series 1) as part of the ABP Midwest acquisition. Holders of these shares of Class B Preferred Stock (Series 1) are entitled to the same rights and preferences as the holders of Class A Common Stock, except that the preferred shares are non-voting.

         Common Stock

         Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder's option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 28, 1996, 5,434,277 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and Class B Preferred Stock (Series 1) and exercise of awards granted under the Company's 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors and conversion of the 1993 Notes (see Note
10).

         Registration Rights

         Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company's expense.

1992 Equity Incentive Plan

         In May 1992, the Company adopted its Equity Incentive Plan ("Equity Plan") to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 950,000 shares of Class A Common Stock was initially reserved for awards under the Equity Plan. The Equity Plan was amended by the Board of Directors and the stockholders in May 1994 to increase the number of shares available thereunder from 950,000 to 2,500,000. Awards under the Equity Plan can be in the form of stock options (both

                              AU BON PAIN CO., INC.

qualified and non-qualified), stock appreciation rights, performance shares, restricted stock or stock units.

         Activity under the Equity Plan and its predecessor is summarized below:

                                                                Wtd. Avg.
                                                     Option     Exercise
                                      SHARES*        PRICE*      PRICE*
                                    ---------    ------------    ------
Outstanding at December 25, 1993.     862,091    $ 3.33-25.88    $14.78
  Granted........................     699,037    $15.38-26.00    $20.79
  Exercised......................     (94,307)   $ 3.33-18.25    $ 5.56
  Canceled.......................     (59,508)   $ 4.50-25.25    $14.70
                                    ---------    ------------    ------
Outstanding at December 31, 1994.   1,407,313    $ 4.17-26.00    $18.50
  Granted........................   1,543,052    $ 6.00-16.00    $ 7.47
  Exercised......................     (45,425)   $ 4.17- 6.25    $ 5.30
  Canceled.......................  (1,473,503)   $ 4.50-26.00    $17.88
                                    ---------    ------------    ------
Outstanding at December 30, 1995.   1,431,437    $ 4.50-21.25    $ 7.32
  Granted........................     742,345    $ 6.00- 8.88    $ 7.67
  Exercised......................     (30,200)   $ 4.50- 6.25    $ 4.87
  Canceled.......................    (211,548)   $ 5.67-20.00    $ 7.92
                                    ---------    ------------    ------
Outstanding at December 28, 1996.   1,932,034    $ 4.50-21.25    $ 7.42
                                    =========    ============    ======

* Adjusted to reflect repricing.


         Options vest over a five year period and must be exercised within ten years from the date of the grant. Of the options at December 28, 1996, 927,325 were vested and exercisable.

         Formula Stock Option Plan for Independent Directors

         On January 27, 1994, the Company's Board of Directors authorized the Formula Stock Option Plan for Independent Directors, as defined in the agreement. This plan authorized a one-time grant of an option to purchase 10,000 shares of the Company's Class A Common Stock at its closing price on January 26, 1994. The plan also allows for independent directors elected after that time to receive a similar option at the closing price for the day immediately preceding the individual's election to the board.

         Each independent director who is first elected as such after the effective date of the Directors' Plan shall receive, as of the date he or she is so elected, a one-time grant of an option to purchase 5,000 shares of Class A Common Stock at a price per share equal to the closing price of the Class A Common Stock as reported by the Nasdaq/National Market System for the trading day immediately preceding the date of the person's election to the board.

                              AU BON PAIN CO., INC.

         In addition, all independent directors serving in such capacity as of the last day of each fiscal year commencing with the fiscal year ending December 31, 1994 receive an option to purchase 5,000 shares of Class A Common Stock at the closing price for the prior day.

         Each option granted is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company has granted 88,248 options under this plan as of December 28, 1996.

         Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB25"), Accounting for Stock Issued to Employees, but requires pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected the disclosure-only alternative and, accordingly, no compensation costs have been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net loss for the years ended December 30, 1995 and December 28, 1996 would have been increased to the pro forma amounts indicated below:

                       1995                         1996
             ------------------------   ------------------------

              Net Loss     Net Loss       Net Loss      Net Loss
           (in thousands)  Per Share   (in thousands)   Per Share

As
Reported      $(1,614)      $(.14)        $(4,365)       $(.37)

Pro
Forma         $(1,819)      $(.16)        $(4,965)       $(.42)



The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

         The fair value of the options granted during 1995 and 1996 is estimated at $341,000 and $1.0 million, respectively, on the date

                              AU BON PAIN CO., INC.

of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 35%, risk-free interest rate of 6.0%, assumed forfeiture of 10% and an expected life of 6 years.

         The following table summarizes information concerning currently outstanding and exercisable options:

                                   Options              Options
                                 OUTSTANDING          EXERCISABLE
                           --------------------   --------------------
                            Weighted
                             Average
   Range of                Remaining   Weighted               Weighted
   Exercise       Number   Contractual  Average      Number    Average
    PRICE      OUTSTANDING    LIFE       PRICE    EXERCISABLE  PRICE
------------   ----------- ----------- --------   ----------- --------
$ 4.50- 6.75     269,328     6.13      $ 6.16      168,482    $ 6.06
$ 6.75-10.13   1,631,653     8.20      $ 7.51      758,255    $ 7.25
$10.13-15.19      29,877     8.36      $12.97            -         -
$15.19-21.25       1,176     6.92      $21.25          588    $21.25
               ---------     ----      ------      -------    ------
               1,932,034     7.93      $ 7.42      927,325    $ 7.04


         1992 Employee Stock Purchase Plan

         In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan ("1992 Purchase Plan") to replace its Employee Stock Purchase Plan. Under the 1992 Purchase Plan, a total of 150,000 shares of Class A Common Stock is reserved for issuance. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee's prior year compensation) at 85% of the fair market value of the Class A Common Stock at the time the option is exercised.

                              AU BON PAIN CO., INC.

Activity under the 1992 Purchase Plan and its predecessor is summarized below:


                                                 Option
                                     Shares       Price
                                     -------   ------------

Outstanding at December 25, 1993..     3,747   $      19.34
  Granted.........................    20,325   $13.60-17.21
  Exercised.......................   (18,137)  $14.19-19.34
  Canceled........................      (366)  $14.19-19.34
                                     -------   ------------
Outstanding at December 31, 1994..     5,569   $      13.60
  Granted.........................    41,154   $ 6.59-11.58
  Exercised.......................   (35,715)  $ 6.59-13.60
  Canceled........................         -   $          -
                                     -------   ------------
Outstanding at December 30, 1995..    11,008   $       7.01
  Granted.........................    42,478   $ 5.53- 7.22
  Exercised.......................   (47,671)  $ 6.07- 7.22
  Canceled........................         -   $          -
                                     -------   ------------
Outstanding at December 28, 1996..     5,815   $       5.53
                                     =======   ============

15.      Employee Benefit Plans

         Employee Savings Plan

         The Au Bon Pain Employee 401(k) Plan ("Savings Plan") was adopted by the Company in 1991 under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount is contributed to the Savings Plan. All amounts vest immediately and are invested in various funds as directed by the participant. The full amount in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death. The Company does not currently contribute to the Savings Plan.

         The Saint Louis Bread Company Employee 401(k) Plan ("SLB Savings Plan") was adopted by the former Saint Louis Bread Company in 1993 under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of SLB, including executive officers, are eligible to participate in the SLB Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount is contributed to the SLB Savings Plan. All participant contributions vest immediately and are invested in various funds as directed by the participant. SLB currently matches 25% of the first 5% of savings contribution. SLB has reserved the right to change the match percent from year to year at its discretion. Matching contributions vest over seven years. The full vested amount in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 20, 1997 by the undersigned, thereunto duly authorized.


                                           AU BON PAIN CO., INC.



                                           By: /s/ Louis I. Kane
                                               -------------------------------
                                               Louis I. Kane
                                               Co-Chairman


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----



/s/ Louis I. Kane                   Co-Chairman                  March 20, 1997
---------------------------
Louis I. Kane



/s/ Ronald M. Shaich                Co-Chairman and Principal    March 20, 1997
---------------------------         Executive Officer
Ronald M. Shaich



/s/ Francis W. Hatch                Director                     March 20, 1997
---------------------------
Francis W. Hatch



/s/ George E. Kane                  Director                     March 20, 1997
---------------------------
George E. Kane



/s/ James R. McManus                Director                     March 20, 1997
---------------------------
James R. McManus



/s/ Henry J. Nasella                Director                     March 20, 1997
---------------------------
Henry J. Nasella



/s/ Joseph P. Shaich                Director                     March 20, 1997
---------------------------
Joseph P. Shaich



/s/ Anthony J. Carroll              Vice President, Treasurer    March 20, 1997
---------------------------         and Principal Financial
Anthony J. Carroll                  and Accounting Officer

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.

      (a)   1.    FINANCIAL STATEMENTS.
                  --------------------

      The following described consolidated financial statements of the Company are included in this report:

            Report of Independent Accountants.

            Consolidated Balance Sheets at December 30, 1995 and December 28, 1996.

            Consolidated Statements of Operations for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Notes to Consolidated Financial Statements.

            2.    FINANCIAL STATEMENT SCHEDULE.
                  ----------------------------

            The following financial statement schedule for the Company is filed herewith:

            Schedule II - Valuations and Qualifying Accounts.

      All other schedules are omitted because not applicable or not required by Regulation S-X.

            3.    EXHIBITS.
                  --------

Exhibit
NUMBER            DESCRIPTION
-------           -----------

3.1 Certificate of Incorporation of Registrant, as amended to June 2, 1991. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.1.1 Certificate of Amendment to Certificate of Incorporation, dated and filed June 3, 1991. Incorporated by reference to Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.1.2 Certificate of Amendment to the Certificate of Incorporation filed on June 2, 1994. Incorporated by reference to Exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.1.3 Certificate of Designations, Preferences and Rights of the Class B Preferred Stock (Series 1), filed November 30, 1994. Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.2 Bylaws of Registrant, as amended to date. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153), Exhibit 3.2.

4.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 17, 1995, among the Registrant, USTrust, the First National Bank of Boston, Citizens Bank of Massachusetts and USTrust, as agent. Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4.1.2 First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 6, 1995, among the Registrant, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., USTrust, the First National Bank of Boston, Citizens Bank of Massachusetts and USTrust, as agent. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

4.1.3 Second Amendment to Amended and Restated Revolving Credit, and Term Loan Agreement, dated as of July 24, 1996, among the Registrant, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc.,

            USTrust, The First National Bank of Boston, Citizens Bank of Massachusetts and USTrust, as agent.*

4.1.4 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 6, 1996, among the Registrant, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., USTrust, The First National Bank of Boston, Citizens Bank of Massachusetts and USTrust, as agent*

4.1.5 Fourth Amendment and Waiver to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 22, 1996, among the Registrant, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., USTrust, The First National Bank of Boston, Citizens Bank of Massachusetts and USTrust, as agent*

4.2         Form of 4.75% Convertible Subordinated Note due 2001.
            Incorporated by reference to Registrant's Form 8-K filed December 22, 1993, Exhibit 4.

4.3.1 Investment Agreement dated as of July 24, 1996 by and between Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd.*

4.3.2 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $3,600,000 from Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Allied Capital Corporation.*

4.3.3 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $7,500,000 from Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Capital Trust Investments, Ltd.*

4.3.4 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $3,900,000 from Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Allied Capital Corporation II.*

10.1 Distribution Service Agreement between the Registrant and the SYGMA Network, Inc., dated December 2, 1994. Incorporated by reference to
            Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.2 Lease from Economic Development and Industrial Corporation to the Registrant, dated December 14, 1982, as amended August 1, 1984 and July 1, 1985. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153), Exhibit 10.8.

10.3.1 Registrant's Non-Qualified Stock Option Plan For Employees and forms of option agreements thereunder. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153), Exhibit 10.10.

10.3.2 Registrant's 1992 Equity Incentive Plan and form of non-qualified option agreement thereunder. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153), Exhibit 10.13.

10.3.3 Registrant's 1992 Employee Stock Purchase Plan. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-453219), Exhibit 10.14.

10.3.4 Registrant's Formula Stock Option Plan for Independent Directors and form of option agreement thereunder, as amended. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.4 Amended and Restated Coffee Supply Agreement by and among Registrant and Peet's Companies, Inc., Peet's Coffee and Tea, Inc., and Peet's Trademark Company, dated as of the 26th day of October, 1994. Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.5 Indenture of Trust dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and Mark Twain Bank, as Trustee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5.1 Loan Agreement dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and ABP Midwest Manufactuing Co., Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5.2 Promissory Note issued by ABP Midwest Manufacturing Co., Inc. in the face amount of $8,741,370.

            Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.6.1 Employment Agreement between the Registrant and Richard Postle. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.+

10.6.2      Employment Agreement between the Registrant and Robert Taft.*+

10.6.3      Employment Letter between the Registrant and Maxwell Abbott.*+

10.6.4      Employment Memorandum between the Registrant and Samuel Yong.*+

10.7.1 Form of Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II, and Capital Trust Investments, Ltd.*

10.7.2 Form of Contingent Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II and Capital Trust Investments, Ltd.*

10.7.3 Form of Stock Purchase Warrant from Au Bon Pain Co., Inc. to Princes Gate Investors, L.P., Acorn Partnership I L.P., PG Investments Limited, PGI Sweden AB and Gregor Von Opel.*

10.7.4 Registration Rights Agreement dated as of July 24, 1996 among Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, Gregor Von Opel and Au Bon Pain Co., Inc.*

10.8.4 Form of Rights Agreement, dated as of October 21, 1996 between the Registrant and State Street Bank and Trust Company. Incorporated by reference to the Registrant's registration statement on Form 8-A (File No. 000-19253).

11.1        Computation of Earnings per Share.*

21          Registrant's Subsidiaries.*

27          Financial Data Schedule.*


------------------

*     Filed herewith.
+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

      (b)   Reports on Form 8-K.

      During the last quarter of the fiscal year covered by this report, the Company filed no report on Form 8-K.