Form 10-Q
period 1997-04-19
AU BON PAIN CO INC
filed 1997-06-03
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                         ------------------------------
                                    FORM 10-Q

   (Mark one)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934


                  For the quarterly period ended April 19, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-19253
                                                -------

                              Au Bon Pain Co., Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   04-2723701
      --------------------------------                  ------------------
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

     19 Fid Kennedy Avenue, Boston, MA                         02210
  ----------------------------------------              ------------------
  (Address of principal executive offices)                   (Zip code)

                                 (617) 423-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X        No
                             -----------      ----------

         As of May 28, 1997, 10,102,330 shares and 1,632,947 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX



PART I.           FINANCIAL INFORMATION                                     PAGE
-------           ---------------------                                     ----

         ITEM 1.  FINANCIAL STATEMENTS.................................       3

                           Consolidated Balance Sheets as of
                           April 19, 1997 and December 28, 1996........       3

                           Consolidated Statements of Operations
                           for the sixteen weeks ended April 19, 1997
                           and April 20, 1996..........................       4

                           Consolidated Statements of Cash Flows
                           for the sixteen weeks ended April 19, 1997
                           and April 20, 1996..........................       5

                           Notes to Consolidated Financial Statements..       6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS..................................       8



PART II.          OTHER INFORMATION
--------          -----------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................      12

Item 1.  Financial Statements

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   April 19,  December 28,
                                                     1997        1996
                                                 ----------   ------------
ASSETS                                           (unaudited)
------
Current assets:
  Cash and cash equivalents.................... $  2,963,789  $  2,578,830
  Accounts receivable, net.....................    7,482,767     7,729,628
  Inventories..................................    9,012,931     8,997,077
  Prepaid expenses.............................    2,593,924     2,353,415
  Refundable income taxes......................    4,520,824     4,539,947
  Deferred income taxes........................    1,675,003     1,675,003
                                                ------------  ------------
      Total current assets.....................   28,249,238    27,873,900
                                                ------------  ------------

Property and equipment, less
  accumulated depreciation and amortization....  121,407,688   121,732,876
                                                ------------  ------------
Other assets:
  Notes receivable.............................    2,269,790     2,290,789
  Intangible assets, net of accumulated
    amortization...............................   32,243,793    32,657,137
  Deferred financing costs.....................    1,262,298     1,382,219
  Deposits and other...........................    6,813,006     9,109,566
  Deferred income taxes........................      547,067       547,067
                                                ------------  ------------
      Total other assets.......................   43,135,954    45,986,778
                                                ------------  ------------
      Total assets............................. $192,792,880  $195,593,554
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable............................. $  8,633,922  $ 11,140,570
  Accrued expenses.............................   11,223,172    13,334,901
  Current maturities of long term debt.........      535,334       702,264
                                                ------------  ------------
      Total current liabilities................   20,392,428    25,177,735
Long term debt, less current maturities........   51,769,105    49,735,887
Convertible Subordinated Notes.................   30,000,000    30,000,000
                                                ------------  ------------
      Total liabilities........................  102,161,533   104,913,622
                                                ------------  ------------

Minority interest..............................      552,858       623,857
Stockholders' equity:
 Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;
   issued and outstanding 20,000
   in 1997 and 1996............................            2             2
 Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,092,430 and
   10,066,671 in 1997 and 1996, respectively...        1,009         1,006
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,632,947 and
   1,647,354 in 1997 and 1996, respectively....          163           165
 Additional paid-in capital....................   68,084,874    68,074,384
 Retained earnings.............................   21,992,441    21,980,518
                                                ------------  ------------
       Total stockholders' equity..............   90,078,489    90,056,075
                                                ------------  ------------
       Total liabilities and stockholders'
         equity................................ $192,792,880  $195,593,554
                                                ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              for the sixteen weeks ended
                                            -------------------------------
                                             April 19,           April 20,
                                               1997                1996
                                            -----------        ------------
Revenues:
     Restaurant sales...................... $67,655,615        $66,729,410
     Franchise sales and other revenues....   3,854,202          2,711,374
                                            -----------        -----------
                                             71,509,817         69,440,784

Costs and expenses:
     Cost of food and paper products.......  25,742,750         24,286,080
     Restaurant operating expenses:
          Labor............................  18,466,866         17,978,928
          Occupancy........................   7,225,966          7,392,950
          Other............................   7,561,351          7,646,834
                                            -----------        -----------
                                             33,254,183         33,018,712

     Depreciation and amortization.........   5,079,077          4,856,512
     General and administrative expenses...   4,913,963          4,439,512
                                            -----------        -----------
                                             68,989,973         66,600,816
                                            -----------        -----------

Operating income...........................   2,519,844          2,839,968
Interest expense, net......................   2,135,164          1,300,083
Other expense, net.........................     271,111            560,422
Minority interest..........................      52,268             10,248
                                            -----------        -----------
Income before provision for income taxes...      61,301            969,215

Provision for income taxes.................      49,378            171,875
                                            -----------        -----------
Net income................................. $    11,923        $   797,340
                                            ===========        ===========

Net income per common share................ $      0.00        $      0.07
                                            ===========        ===========
Weighted average number of common and
  common equivalent shares outstanding.....  11,805,126         11,831,325
                                            ===========        ===========







The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   for the sixteen weeks ended
                                                   ---------------------------
                                                   April 19,        April 20,
                                                     1997             1996
                                                   ---------        ---------
Cash flows from operations:
  Net income................................... $    11,923        $   797,340
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...............   5,079,077          4,856,512
   Amortization of deferred financing costs....     202,208             42,810
   Provision for losses on accounts receivable.      14,329             21,280
   Minority interest...........................      52,268             10,248
   Expenditures towards closing of stores......        -              (114,712)

Changes in operating assets and liabilities:
  Accounts receivable..........................     232,532            764,656
  Inventories..................................     (15,854)           130,416
  Prepaid expenses.............................    (240,509)        (2,123,219)
  Refundable income taxes......................      19,123             77,538
  Accounts payable.............................  (2,506,648)         1,558,724
  Accrued expenses.............................  (2,111,729)          (720,083)
                                                -----------        -----------

    Net cash provided by operating activities..     736,720          5,301,510
                                                -----------        -----------

Cash flows from investing activities:
  Additions to property and equipment..........  (4,317,461)        (5,796,747)
  Payments received on notes receivable........      20,999             19,390
  Decrease (increase) in intangible assets.....     (23,084)           (17,938)
  Decrease (Increase) in deposits and other....   2,296,560           (501,514)
  Increase in notes receivable.................        -               (65,000)
                                                -----------        -----------

    Net cash used in investing  activities.....  (2,022,986)        (6,361,809)
                                                -----------        -----------

Cash flows from financing activities:
  Exercise of employee stock options...........      10,491            96,156
  Proceeds from draw down of revolving line of
   credit......................................  23,637,195        19,598,827
  Principal payments on revolver and other
   long term debt.............................. (21,770,907)      (21,515,333)
  Deferred financing costs.....................     (82,287)          (23,665)
  Decrease in minority interest................    (123,267)         (92,690)
                                                -----------        -----------

    Net cash provided by (used in) financing
     activities................................   1,671,225         (1,936,705)
                                                -----------        -----------

Net (decrease) increase in cash and cash
  equivalents...............................        384,959         (2,997,004)
                                                -----------        -----------
Cash and cash equivalents, at beginning of
  period....................................      2,578,830          6,419,646
                                                -----------        -----------
Cash and cash equivalents, at end of period.    $ 2,963,789        $ 3,422,642
                                                ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


Note A - Basis of Presentation

         The accompanying unaudited, consolidated financial statements of Au Bon Pain Co., Inc. and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 28, 1996.

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


Note D - Commitments

         The Company currently has international franchise development agreements with developers in Chile, certain other South American countries, Thailand, Indonesia, The Philippines and The Canary Islands. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its croissants, muffins and cookies from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.


Note E - Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                             for the sixteen weeks ended
                                             ---------------------------
                                              April 19,         April 20,
                                                1997             1996
                                              --------         --------

Revenues:
  Restaurant sales....................          94.6%             96.1%
  Franchise sales and other revenues..           5.4               3.9
                                               -----             -----
                                               100.0%            100.0%

Costs and expenses:
  Cost of food and paper products.....          36.0%             35.0%
  Restaurant operating expenses.......          46.5              47.5
  Depreciation and amortization.......           7.1               7.0
  General and administrative..........           6.9               6.4
                                               -----             -----
                                                96.5              95.9
                                               -----             -----
Operating margin......................           3.5               4.1
Interest expense, net.................           3.0               1.9
Other expense, net....................           0.3               0.8
Minority interest.....................           0.1               0.0
                                               -----             -----
Income before provision for income
  taxes...............................           0.1               1.4
Provision for income taxes............           0.1               0.2
                                               -----             -----
Net income............................           0.0%              1.2%
                                               -----             -----


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

Results of Operations

         Total revenues for the sixteen weeks ended April 19, 1997 increased 3% to $71.5 million from $69.4 million for the comparable period of 1996. The increase reflects an 18% increase in total revenues to $18.9 million in the first quarter of 1997 in the Saint Louis Bread business unit driven principally by increased comparable restaurant sales. In the Au Bon Pain business unit, total revenues decreased slightly to $53.1 million for the first quarter of 1997, reflecting the disposal of certain restaurants throughout 1996. Comparable restaurant sales at Saint Louis Bread continued at the double-digit pace established in 1996, increasing 14% in the first quarter of 1997 versus the comparable period of 1996, reflecting the impact of the sourdough bagel program first introduced a year ago in the Saint Louis Bread business unit. Comparable restaurant sales for the Au Bon Pain business unit in the first quarter of 1997 increased by a modest 0.7%. The initial rollout of a new hot sourdough bagel program in the Au Bon Pain business unit in the quarter contributed to the sequentially improving comparable restaurant sales trend.

         Operating income in the first quarter of 1997 decreased 11% to $2,520,000 versus $2,840,000 in the first quarter of 1996, as operating margin was 3.5% in the first quarter of 1997 versus 4.1% in the comparable period of 1996. On a sequential basis, the first quarter, 1997 operating margin of 3.5% was equivalent to that of the immediately preceding fourth quarter of 1996. The
0.6 point year-over-year decline in margin was principally a result of higher costs in areas which, management believes, will be leveraged as the Company begins to grow again later in 1997: the new layer of cost associated with the frozen dough facility in Missouri, and additional general and administrative expenses to effect the franchise and Company-operated growth coming later this year. Despite the anticipated year-over-year higher fixed manufacturing overhead costs, the efficiency of the new facility has continued to significantly improve each quarter.

         At the Saint Louis Bread business unit, operating margin in the first quarter of 1997 was 4.7 points higher than the first quarter of 1996. The improvement was principally driven by the leverage of 14% comparable restaurant sales that more than offset the increase in overhead costs to accommodate growth in both company-owned and franchise restaurants. Depreciation and amortization costs were 0.5 points lower and commissary contribution turned positive, with income of 1.5 points versus a loss in the first quarter of 1996 of 0.7 points.

         Operating margin in the Au Bon Pain business unit in the first quarter of 1997 was 2.6 points below that of the first quarter of 1996. The Au Bon Pain business unit results were mainly impacted by higher manufacturing overhead costs combined with lower sales volume, which produced an increase of 1.9 points from the year ago quarter in manufacturing overhead costs. The flat sales in the first quarter of 1997 versus the comparable quarter of 1996 contributed to negative leverage against fixed costs as depreciation and amortization increased 0.2 points. Partially offsetting the higher costs was lower restaurant operating costs of 0.5, driven by lower percentage occupancy costs, as poorly performing stores were closed throughout 1996.

         The significantly lower operating income in the first quarter of 1997 as compared with the comparable period of 1996, combined with higher interest expense of $2.1 million versus $1.3 million in the first quarter of 1996, resulted in a decrease in net income to $12,000 from $797,000 in the first quarter of 1996. The higher interest expense was due to the higher costs associated with the subordinated debt financing completed in the third quarter of 1996, as well as greater average debt outstanding.



Liquidity and Capital Resources

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Total capital expenditures for the sixteen weeks ended April 19, 1997 of $4.4 million were related primarily to the construction of new Saint Louis Bread bakery cafes and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit.

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

         In July 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 4.0% on April 19, 1997.

         On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 500,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the senior subordinated financing and the Company's revolving line of credit, the Company's management believes it has the capital resources necessary to meet its growth goals through 1998.

         At April 19, 1997, the Company had a $28.0 million unsecured revolving line of credit which bore interest at either the commercial bank's prime rate plus 0.5% or LIBOR plus an amount ranging between .75% and 3.0%, depending upon certain financial tests. At April 19, 1997, $24.0 million was outstanding under the line of credit and an additional $0.9 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, at April 19, 1997 the Company had a $3.5 million term loan outstanding, collateralized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

         In 1997, the Company currently anticipates spending approximately $15 million for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing units. The Company expects to fund these expenditures principally through internally generated cash flow.

Certain Factors Affecting Future Operating Results

         Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. In particular, with respect to the statement regarding management's belief that the Company will grow later in 1997, the expected growth is dependent upon the successful execution of business plans by the Company's franchisees and the adequacy of capital available for expansion plans.


Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997.

PART II.   OTHER INFORMATION
--------   -----------------

Item 6 Exhibits and reports on Form 8-K.

(a)      Not applicable.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended April 19, 1997.

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



                                                     AU BON PAIN CO., INC.
                                                     ---------------------
                                                     (Registrant)



         Dated:  June 3, 1997               By:      /S/  LOUIS I. KANE
                                                     ------------------
                                                      Louis I. Kane
                                                      Co-Chairman






         Dated:  June 3, 1997               By:      /S/  RONALD M. SHAICH
                                                     ---------------------
                                                      Ronald M. Shaich
                                                      Co-Chairman and
                                                      Chief Executive Officer






         Dated:  June 3, 1997               By:      /S/  ANTHONY J. CARROLL
                                                     -----------------------

                                                       Anthony J. Carroll
                                                       Senior Vice President and
                                                       Chief Financial Officer