Form 10-Q
period 1997-07-12
AU BON PAIN CO INC
filed 1997-08-26
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                           - - - - - - - - - - - - - -

                                    FORM 10-Q


(Mark one)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended July 12, 1997

                                 OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number   0-19253
                                 ---------


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

         As of August 18, 1997, 10,135,181 shares and 1,632,705 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX


PART I.           FINANCIAL INFORMATION                                 PAGE
-------           ---------------------                                 ----

         ITEM 1.  FINANCIAL STATEMENTS ........................           3

                  Consolidated Balance Sheets as of
                  July 12, 1997 and December 28, 1996 .........           3

                  Consolidated Statements of Operations
                  for the twelve and twenty-eight weeks
                  ended July 12, 1997 and July 13, 1996 .......           4

                  Consolidated Statements of Cash Flows
                  for the twenty-eight weeks ended
                  July 12, 1997 and July 13, 1996 .............           5

                  Notes to Consolidated Financial Statements ..           6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ..................................           8


PART II.          OTHER INFORMATION
--------          -----------------

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ............................          13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............          14

Item 1.  Financial Statements


                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        July 12,        December 28,
                                                         1997               1996
                                                      -----------      -------------
                                                      (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents......................... $    880,128      $  2,578,830
  Accounts receivable, net..........................    8,526,890         7,729,628
  Inventories.......................................    9,288,881         8,997,077
  Prepaid expenses..................................    3,164,319         2,353,415
  Refundable income taxes...........................    4,520,824         4,539,947
  Deferred income taxes.............................    1,675,003         1,675,003
                                                     ------------      ------------
      Total current assets..........................   28,056,045        27,873,900
                                                     ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization.....................  120,803,063       121,732,876
                                                     ------------      ------------
Other assets:
  Notes receivable..................................    2,241,677         2,290,789
  Intangible assets, net of accumulated amortization   31,948,167        32,657,137
  Deferred financing costs..........................    1,162,260         1,382,219
  Deposits and other................................    7,687,012         9,109,566
  Deferred income taxes.............................      547,067           547,067
                                                     ------------      ------------
      Total other assets............................   43,586,183        45,986,778
                                                     ------------      ------------
      Total assets.................................. $192,445,291      $195,593,554
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $  9,675,585      $ 11,140,570
  Accrued expenses..................................   10,065,994        13,334,901
  Current maturities of long term debt..............      333,067           702,264
                                                     ------------      ------------
      Total current liabilities.....................   20,074,646        25,177,735
Long-term debt, less current maturities.............   52,004,492        49,735,887
Convertible Subordinated Notes......................   30,000,000        30,000,000
                                                     ------------      ------------
      Total liabilities.............................  102,079,138       104,913,622
                                                     ------------      ------------

Minority interest...................................      441,118           623,857
                                                     ------------      ------------
Stockholders' equity:
 Common stock, $.0001 par value:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;  issued and
   outstanding none and 20,000 in 1997 and 1996,
   respectively.....................................            -                 2
  Class A, shares authorized 50,000,000;  issued and
   outstanding 10,125,030 and 10,066,671 in 1997 and
   1996, respectively...............................        1,013             1,007
  Class B, shares authorized 2,000,000;  issued and
   outstanding 1,632,947 and 1,647,354 in 1997 and
   1996, respectively...............................          163               165
 Additional paid-in capital.........................   68,097,022        68,074,383
 Retained earnings..................................   21,826,837        21,980,518
                                                     ------------      ------------
      Total stockholders' equity....................   89,925,035        90,056,075
                                                     ------------      ------------
      Total liabilities and stockholders' equity.... $192,445,291      $195,593,554
                                                     ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                  for the 12 weeks ended     for the 28 weeks ended
                                 ------------------------  ------------------------
                                   July 12,    July 13,      July 12,      July 13,
                                     1997        1996          1997          1996
                                 -----------  -----------  ------------  ----------

Revenues:
  Restaurant sales.............. $54,120,469  $51,930,819  $121,776,084  $118,660,229
  Franchise sales and other
    revenues....................   4,699,321    2,497,853     8,553,523     5,209,227
                                 -----------  -----------  ------------  ------------
                                  58,819,790   54,428,672   130,329,607   123,869,456

Costs and expenses:
  Cost of food and paper
   products.....................  20,833,718   19,150,944    46,576,468    43,437,024
  Restaurant operating expenses:
      Labor.....................  15,079,213   13,845,981    33,546,079    31,824,909
      Occupancy.................   7,167,680    6,974,822    14,393,646    14,367,772
      Other.....................   6,578,102    6,313,494    14,139,453    13,960,328
                                 -----------  -----------  ------------  ------------
                                  28,824,995   27,134,297    62,079,178    60,153,009

  Depreciation and amortization.   3,919,262    3,657,092     8,998,339     8,513,604
  General and administrative
    expenses....................   3,753,654    3,154,768     8,667,617     7,594,280
                                 -----------  -----------  ------------  ------------
                                  57,331,629   53,097,101   126,321,602   119,697,917
                                 -----------  -----------  ------------  ------------

Operating income................   1,488,161    1,331,571     4,008,005     4,171,539
Interest expense, net...........   1,608,072      893,252     3,743,236     2,193,335
Other expense, net..............     229,513      871,642       500,624     1,432,064
Minority interest...............     (31,986)      (6,313)       20,282         3,935
                                 -----------  -----------   -----------  ------------
Income (loss) before provision
  for income taxes..............    (317,438)    (427,010)     (256,137)      542,205

Provision (benefit) for income
  taxes.........................    (151,833)  (1,040,426)     (102,455)     (868,551)
                                 -----------  -----------   -----------   -----------
Net income (loss)............... $  (165,605) $   613,416   $  (153,682)  $ 1,410,756
                                 ===========  ===========   ===========   ===========

Net income per common share..... $     (0.01) $      0.05   $     (0.01)  $      0.12
                                 ===========  ===========   ===========   ===========
Weighted average number of
  common and common equivalent
  shares outstanding............  11,748,255   11,854,218    11,741,583    11,885,023
                                 ===========  ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             for the 28 weeks ended
                                                         July 12,              July 13,
                                                          1997                  1996
                                                      ------------           -----------

Cash flows from operations:
      Net income..................................    $ (153,681)            $ 1,410,756
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.................     8,998,339               8,513,604
    Amortization of deferred financing costs......       263,165                  74,917
    Provision for losses on accounts receivable...        29,189                  37,240
    Minority interest.............................        20,282                   3,935
    Deferred income taxes.........................        19,123                       -
    Expenditures towards closing of stores........       712,828                (123,736)

Changes in operating assets and liabilities:
    Accounts receivable...........................      (826,451)                 433,760
    Inventories...................................      (291,804)                (556,040)
    Prepaid expenses..............................      (810,904)                 136,409
    Refundable income taxes.......................             -                   82,583
    Accounts payable..............................    (1,464,985)               5,131,036
    Accrued expenses..............................    (3,268,907)              (2,157,624)
                                                     ------------            -------------

      Net cash provided by operating activities...     3,226,194               12,986,840
                                                     ------------            -------------

Cash flows from investing activities:
    Additions to property and equipment...........    (8,017,600)              (8,840,559)
    Payments received on notes receivable.........        49,112                   51,375
    Increase in intangible assets.................       (54,784)                 (28,058)
    Decrease in deposits and other................     1,422,554                   21,525
    Increase in notes receivable..................             -                 (474,957)
                                                     ------------            -------------

      Net cash used in investing activities.......    (6,600,718)              (9,270,674)
                                                      -----------            -------------

Cash flows from financing activities:
    Exercise of employee stock options............        22,641                  286,624
    Proceeds from long-term debt issuance net
      of deferred financing costs.................    36,658,341               36,970,366
    Principal payments on long-term debt..........   (34,758,933)             (38,528,999)
    Deferred financing costs......................       (43,206)                (147,294)
    (Decrease) in minority interest...............      (203,021)                 (95,927)
                                                     ------------            -------------

      Net cash (used) provided by financing
        activities................................     1,675,822               (1,515,230)
                                                     ------------            -------------

Net increase (decrease) in cash and cash
  equivalents.....................................    (1,698,702)               2,200,936
                                                     ------------            -------------
Cash and cash equivalents, at beginning of period.     2,578,830                6,419,646
                                                     ------------            -------------
Cash and cash equivalents, at end of period.......   $   880,128             $  8,620,582
                                                     ============            =============



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


Note D - Commitments

         The Company currently has international franchise development agreements with developers in Chile, certain other South American countries, Thailand, Indonesia, The Philippines, Malaysia, Singapore, the United Kingdom and the Canary Islands. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its croissants, muffins and cookies from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.


Note E - Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, and in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standards "SFAS 128 and SFAS 129" on the presentation of the financial statements and the disclosure therein. SFAS 131 will be adopted by the fiscal year 1998.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:


                                   For the                  For the
                               12 weeks ended           28 weeks ended
                             ------------------       -------------------
                             July 12,  July 13,       July 12,   July 13,
                               1997      1996           1997       1996
                             --------  --------       --------   --------

Revenues:
  Restaurant sales........   92.0%     95.4%           93.4%     95.8%
  Franchise sales and
    other revenues........    8.0       4.6             6.6       4.2
                            -----     -----           -----     -----
                            100.0%    100.0%          100.0%    100.0%

Costs and expenses:
  Cost of food and
    paper products........   35.4%     35.2%           35.7%     35.0%
  Restaurant operating
    expenses..............   49.0      49.9            47.6      48.6
  Depreciation and
    amortization..........    6.7       6.7             6.9       6.9
  General and
    administrative........    6.4       5.8             6.7       6.1
                            -----     -----           -----     -----
                             97.5      97.6            96.9      96.6
                            -----     -----           -----     -----

Operating margin..........    2.5       2.4             3.1       3.4
Interest expense, net.....    2.7       1.6             2.9       1.8
Other expense, net........    0.4       1.6             0.4       1.2
Minority interest.........   (0.1)        -               -         -
                            -----     -----           -----     -----
Income before provision
  for income taxes........   (0.5)     (0.8)           (0.2)      0.4
Provision for income taxes   (0.2)     (1.9)           (0.1)     (0.8)
                            -----     -----           -----     -----
Net income................   (0.3)%     1.1%           (0.1)%     1.2%
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


Results of Operations

         Total revenues increased 8% in the second quarter of 1997 to $58.8 million from $54.4 million in the second quarter of 1996. The increase reflects a 23% increase in total revenues to $15.7 million in the second quarter of 1997 in the Saint Louis Bread business, driven by a strong year-over-year comparable restaurant sales increase and strong sales at the new bakery cafes opened in both 1996 and 1997 to-date. In the Au Bon Pain business unit, total revenues increased slightly to $43.1 million for the second quarter of 1997 from $41.6 million in the second quarter of 1996. The Au Bon Pain business unit revenues included $1.0 million of development fee income on the signing of country development agreements for the development of Au Bon Pain bakery cafes in the United Kingdom and Malaysia. Comparable restaurant sales at Saint Louis Bread continued at the pace established in 1996, increasing 9.8% in the second quarter of 1997 versus the comparable period of 1996. The second quarter, 1997 comparable restaurant sales increase is particularly notable on top of the 9.1% comparable restaurant sales increase recorded in the second quarter of 1996. Comparable restaurant sales for the Au Bon Pain business unit in the second quarter of 1997 increased by a modest 1.5% versus the comparable quarter of 1996; however, the trendline during the quarter showed consistent improvement, reaching a positive 4.4% increase in the final four weeks of the quarter. This level of same store sales has continued into the third quarter to-date. Improved execution and the roll-out of new products drove sales growth in both business units.

         Operating income increased slightly in the second quarter of 1997 to $1.5 million versus $1.3 million in the comparable quarter of 1996. Operating margin was essentially unchanged at 2.5% in the second quarter of 1997, as significant improvements in operating margin at the Saint Louis Bread business unit were offset by the higher fixed costs associated with the new frozen dough facility opened in the third quarter of 1996 and increased general and administrative costs, particularly, costs associated with supporting the growth in the international franchise business. Saint Louis Bread franchise area agreements have been executed to-date in 13 markets, including: Orlando and Jacksonville, Florida; the Quad Cities of Iowa;, parts of suburban Chicago, Illinois; Louisville/Lexington, Kentucky; Northern New England; Southeastern Massachusetts; Kansas City, Jefferson City and Springfield, Missouri; Cleveland and Columbus, Ohio; and Tulsa, Oklahoma. Saint Louis Bread now has commitments for development of 178 stores. During the second quarter of 1997, Au Bon Pain International has added commitments for development in Malaysia, Singapore, Argentina, Brazil and the United Kingdom to prior commitments in Chile, Indonesia, the Philippines and Thailand. There is now a commitment for development of 132 Au Bon Pain bakery cafes.

         Despite higher operating income in the second quarter of 1997 versus the second quarter of 1996, net income was lower in the second quarter of 1997 versus the comparable quarter of 1996. Interest expense increased to $1.6 million in the second quarter of 1997 versus $.9 million in the second quarter of 1996, due to both higher average debt outstanding and the higher interest rate associated with the new financing completed in the third quarter of 1996. In addition, the wind-down of the Company's corporate-owned life insurance program contributed to a decrease in the income tax benefit recognized in the second quarter of 1997 versus the comparable quarter of 1996.


Liquidity and Capital Resources

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Total capital expenditures for the twenty-eight weeks ended July 12, 1997 of $8.0 million were related primarily to the construction of new Saint Louis Bread bakery cafes and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit.

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

         In July 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 3.55% on July 12, 1997.

         The Company has a $28 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate plus .5 basis points, or LIBOR plus an amount ranging between .75% and 3.0%, depending upon certain financial tests. At July 12, 1997 $24.2 million was outstanding under the line of credit and an additional $.9 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, at July 12, 1997 the Company had a $3.4 million term loan outstanding, collaterialized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

         The Company currently anticipates spending approximately $15 million in 1997 for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing Au Bon Pain bakery cafes. The Company expects to fund these expenditures principally through internally generated cash flow and the use of the Company's revolving line of credit.

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


Certain Factors Affecting Future Operating Results

         Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. In particular, with respect to the statement regarding management's belief that the Company will grow later in 1997, the expected growth is dependent upon the successful execution of business plans by the Company's franchisees and the adequacy of capital available for expansion plans.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, and in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standards "SFAS 128 and SFAS 129" on the presentation of the financial statements and the disclosure therein. SFAS 131 will be adopted by the fiscal year 1998.

PART II.  OTHER INFORMATION
--------  -----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The annual meeting of shareholders was held on June 12, 1997.

         (b)      Not required.  See Instruction 3.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, and including a separate tabulation with respect to each nominee for office:

1. Election of Directors.


                                          Class A                 Class B
                                    ---------------------    ---------------------
                                      Number of Shares         Number of Votes
                                    ---------------------    ---------------------
                                                Withhold                 Withhold
                                        For     Authority       For      Authority
                                    ---------   ---------    ---------   ---------

         Louis I. Kane              7,487,855    597,586     4,006,554      -0-
         James R. McManus           7,484,789    600,652     4,006,554      -0-



2. To ratify appointment of Coopers & Lybrand L.L.P. as auditors for the Company.

                                    Number of Shares        Number of Votes
                                    ----------------        ---------------
         For                           7,977,951               4,006,554
         Against                          60,935                  -0-
         Abstain                          46,555                  -0-


3. To approve an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of Class A Common Stock available for awards thereunder.
                                    Number of Shares         Number of Votes
                                    ----------------         ---------------
         For                           3,123,109               4,006,554
         Against                       1,798,265                  -0-
         Abstain                          82,596                  -0-

4. To approve an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock available for purchase thereunder.

                                     Number of Shares         Number of Votes
                                     ----------------         ---------------
         For                           3,803,461                4,006,554
         Against                       1,118,074                   -0-
         Abstain                          82,435                   -0-

5. To transact such other business as may properly come before the meeting.

                                      Number of Votes
                                      ---------------
                                      No Vote Taken

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Not applicable.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended July 12, 1997.

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



                                        AU BON PAIN CO., INC.
                                        ---------------------
                                        (Registrant)



         Dated:  August 25, 1997        By: /S/ LOUIS I. KANE
                                            ----------------------------

                                            Louis I. Kane
                                            Co-Chairman




         Dated:  August 25, 1997        By: /S/ RONALD M. SHAICH
                                            ----------------------------

                                            Ronald M. Shaich
                                            Co-Chairman and
                                            Chief Executive Officer




         Dated:  August 25, 1997        By: /S/ ANTHONY J. CARROLL
                                            ----------------------------

                                            Anthony J. Carroll
                                            Senior Vice President and
                                            Chief Financial Officer