Form 10-Q
period 1997-10-04
AU BON PAIN CO INC
filed 1997-11-18
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-Q
                                   (Mark one)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended October 4, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

        Commission file number   0-19253
                                ---------

                              Au Bon Pain Co., Inc.
             ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Delaware                                     04-2723701
      ----------------------------                        ----------------
      (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

        19 Fid Kennedy Avenue, Boston, MA                    02210
        ---------------------------------                    -----
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

         As of November 12, 1997, 10,180,874 shares and 1,615,415 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX



PART I. FINANCIAL INFORMATION                                     PAGE
-----------------------------                                     ----

     ITEM 1.  FINANCIAL STATEMENTS...............................  3

              Consolidated Balance Sheets as of
              October 4, 1997 and December 28, 1996..............  3

              Consolidated Statements of Operations
              for the twelve and forty weeks ended
              October 4, 1997 and October 5, 1996................  4

              Consolidated Statements of Cash Flows
              for the forty weeks ended October 4, 1997
              and October 5, 1996................................  5

              Notes to Consolidated Financial Statements.........  6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS......  8


PART II. OTHER INFORMATION
--------------------------

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................... 12

Item 1.  Financial Statements

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  October 4,      December 28,
                                                     1997             1996
                                                ------------     --------------
ASSETS                                           (unaudited)
------
Current assets:
  Cash and cash equivalents.................... $  3,814,164      $  2,578,830
  Accounts receivable, net.....................    9,276,335         7,729,628
  Inventories..................................    9,296,236         8,997,077
  Prepaid expenses.............................    3,535,373         2,353,415
  Refundable income taxes......................    2,872,033         4,539,947
  Deferred income taxes........................    2,258,990         1,675,003
                                                ------------      ------------
      Total current assets.....................   31,053,131        27,873,900
                                                ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization................  117,729,692       121,732,876
                                                ------------      ------------
Other assets:
  Notes receivable.............................    4,790,580         2,290,789
  Intangible assets, net of accumulated
    amortization ..............................   31,644,566        32,657,137
  Deferred financing costs.....................    1,194,295         1,382,219
  Deposits and other...........................    9,339,053         9,109,566
  Deferred income taxes........................      547,067           547,067
                                                ------------      ------------
      Total other assets.......................   47,515,561        45,986,778
                                                ------------      ------------
      Total assets............................. $196,298,384      $195,593,554
                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable............................. $ 12,156,008      $ 11,140,570
  Accrued expenses.............................   11,268,902        13,334,901
  Current maturities of long term debt.........      704,764           702,264
                                                ------------      ------------
      Total current liabilities................   24,129,674        25,177,735
Long-term debt, less current maturities........   50,230,275        49,735,887
Convertible Subordinated Notes.................   30,000,000        30,000,000
                                                ------------      ------------
      Total liabilities........................  104,359,949       104,913,622
                                                ------------      ------------

Minority interest..............................      385,889           623,857
                                                ------------      ------------
Stockholders' equity:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000;
     issued and outstanding none and 20,000
     in 1997 and 1996, respectively............            -                 2
  Common stock, $.0001 par value:
   Class A, shares authorized 50,000,000;
    issued and outstanding 10,144,840 and
    10,066,671 in 1997 and 1996, respectively..        1,014             1,006
   Class B, shares authorized 2,000,000;
    issued and outstanding 1,626,020 and
    1,647,354 in 1997 and 1996, respectively...          163               165
 Additional paid-in capital....................   68,260,348        68,074,384
 Retained earnings.............................   23,291,021        21,980,518
                                                ------------      ------------
      Total stockholders' equity...............   91,552,546        90,056,075
                                                ------------      ------------
      Total liabilities and
       stockholders' equity.................... $196,298,384      $195,593,554
                                                ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                   for the 12 weeks ended   for the 40 weeks ended
                                 ------------------------  -------------------------
                                  October 4,  October 5,    October 4,     October 5,
                                     1997        1996          1997           1996
                                 -----------  -----------  ------------   ----------
Revenues:
  Restaurant sales.............. $56,153,956  $52,858,836  $177,930,040  $171,519,065
  Franchise sales and other
    revenues....................   4,014,229    2,110,855    12,567,752     7,320,082
                                 -----------  -----------  ------------  ------------
                                  60,168,185   54,969,691   190,497,792   178,839,147

Costs and expenses:
  Cost of food and paper
   products.....................  21,288,633   21,364,946    67,865,101    64,801,970
  Restaurant operating expenses:
      Labor.....................  15,339,169   14,116,940    48,885,248    45,941,849
      Occupancy.................   7,177,517    7,050,983    21,571,163    21,418,755
      Other.....................   6,762,642    6,280,673    20,902,095    20,241,002
                                 -----------  -----------  ------------  ------------
                                  29,279,328   27,448,596    91,358,506    87,601,606

  Depreciation and amortization.   3,973,962    3,869,810    12,972,301    12,383,414
  General and administrative
    expenses....................   3,903,652    3,710,231    12,571,269    11,304,511
  Non-recurring charge..........        -       4,435,000          -        4,435,000
                                 -----------  -----------  ------------  ------------
                                  58,445,575   60,828,583   184,767,177   180,526,501
                                 -----------  -----------  ------------  ------------

Operating profit (loss).........   1,722,610   (5,858,892)    5,730,615    (1,687,354)
Interest expense, net...........   1,680,717    1,317,752     5,423,953     3,511,087
Other expense (income), net.....    (354,803)     676,758       145,821     2,108,822
Minority interest...............     (15,943)     (24,618)        4,339       (20,683)
                                 -----------  -----------   -----------  ------------
Income (loss) before provision
  for income taxes..............     412,639   (7,828,784)      156,502    (7,286,580)

Benefit for income taxes........  (1,051,545)  (1,813,815)   (1,154,000)   (2,682,366)
                                 -----------  -----------   -----------   -----------
Net income (loss)............... $ 1,464,184  $(6,014,969)  $ 1,310,502   $(4,604,214)
                                 ===========  ===========   ===========   ===========

Net income (loss) per common
  share......................... $     $0.12  $     (0.51)  $     $0.11   $     (0.39)
                                 ===========  ===========   ===========   ===========
Weighted average number of
  common and common equivalent
  shares outstanding............  12,067,812   11,720,452    11,823,856    11,695,971
                                 ===========  ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        for the 40 weeks ended
                                                     ----------------------------
                                                      October 4,      October 5,
                                                         1997            1996
                                                     ------------   -------------
Cash flows from operations:
         Net income (loss)........................   $ 1,310,502     $(4,604,214)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.................    12,972,301      12,383,414
    Amortization of deferred financing costs......       375,950         137,930
    Provision for losses on accounts receivable...        46,575          23,200
    Minority interest.............................         4,339         (20,683)
    Deferred income taxes.........................      (583,987)           -
    Expenditures towards closing of stores........     1,063,909        (649,083)
    Non-recurring charge..........................          -          4,435,000
    Gain on sale of assets........................      (325,426)           -
    Gain on sale of investment....................      (930,344)           -

Changes in operating assets and liabilities:
    Accounts receivable...........................    (1,593,282)     (1,200,503)
    Inventories...................................      (473,380)       (215,521)
    Prepaid expenses..............................    (1,181,958)        391,361
    Refundable income taxes.......................     1,667,914          82,798
    Accounts payable..............................     1,015,438       1,193,381
    Accrued expenses..............................    (2,065,999)     (2,446,755)
                                                     -----------     -----------

      Net cash provided by operating activities...    11,302,552       9,510,325
                                                     -----------     -----------

Cash flows from investing activities:
    Additions to property and equipment...........   (12,083,345)    (11,069,546)
    Proceeds from sale of assets .................     3,641,043            -
    Proceeds from sale of investment..............     2,000,000            -
    Payments received on notes receivable.........        91,253          66,509
    Increase in intangible assets.................       (78,506)        (45,371)
    Increase in deposits and other................    (1,299,143)     (5,169,986)
    Increase in notes receivable..................    (2,591,044)       (474,957)
                                                     -----------     -----------

      Net cash used in investing activities.......   (10,319,742)    (16,693,351)
                                                     -----------     -----------

Cash flows from financing activities:
    Exercise of employee stock options............       185,969         407,434
    Proceeds from issuance of warrants............          -            678,537
    Proceeds from long-term debt issuance net
      of deferred financing costs.................    46,136,488      73,160,975
    Principal payments on long-term debt..........   (45,639,600)    (67,133,666)
    Deferred financing costs......................      (188,026)     (1,145,788)
    (Decrease) in minority interest...............      (242,307)       (279,085)
                                                     -----------     -----------

      Net cash provided by financing activities...       252,524       5,688,407
                                                     -----------     -----------

Net increase (decrease) in cash and cash
  equivalents.....................................     1,235,334      (1,494,619)
                                                     -----------     -----------
Cash and cash equivalents, at beginning of period.     2,578,830       6,419,646
                                                     -----------     -----------
Cash and cash equivalents, at end of period.......   $ 3,814,164     $ 4,925,027
                                                     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


Note A - Basis of Presentation

         The accompanying unaudited, consolidated financial statements of Au Bon Pain Co., Inc. and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 28, 1996.

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


Note D - Commitments

         The Company currently has international franchise development agreements with developers in Chile, certain other South American countries, Thailand, Indonesia, The Philippines, Malaysia/Singapore, the United Kingdom, the Caribbean Islands and the Canary Islands. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. These agreements generally require the payment of up front development fees, a franchise fee for each Au Bon Pain bakery cafe opened and royalties from the sale of products from each bakery cafe. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. The franchisee is required to purchase all of its croissants, muffins and cookies from the Company until the opening of its own frozen dough plant, subject to importation regulations and restrictions.

Note E - Sale of Assets

         In the third quarter of 1997, the Company sold back to the Company's coffee roaster, Peet's Coffee & Tea, Inc, its investment in Peet's preferred stock. As a result of the sale, the Company recognized a gain of $930,000. In addition, in connection with a Saint Louis Bread franchise development agreement in Champaign, Illinois and an Au Bon Pain franchise development agreement in Philadelphia, both signed during the third quarter, the Company sold a Saint Louis Bread bakery cafe for a gain of $325,000, and eleven Au Bon Pain bakery cafes in the Philadelphia area at net book value, respectively. No gain or loss was recognized on the Au Bon Pain franchise development agreement. Both the gain on the sale of the Peet's investment and the gain on the Saint Louis Bread franchise development agreement were recognized as a component of other expense (income), net.


Note F - Litigation Settlement

         During the third quarter of 1997, the Company entered into a definitive agreement to settle a lawsuit filed by a former vendor of the Company. The Company recorded a charge of $675,000 in the third quarter of 1997 as a component of other expense (income), net, to cover the settlement and other expenses incurred in connection therewith.


Note G - Provision (Benefit) for Income Taxes

         During the third quarter of 1997, the Company recognized a tax benefit of $1 million due to the Company's corporate-owned life insurance (COLI) plan.


Note H - Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, and in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standards "SFAS 128 and SFAS 129" on the presentation of the financial statements and the disclosure therein. SFAS 131 will be adopted in the fiscal year 1998.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:

                                  For the             For the
                              12 weeks ended      40 weeks ended
                            -----------------    ------------------
                             Oct. 4,   Oct. 5,   Oct. 4,    Oct. 5,
                              1997      1996      1997       1996
                            ------     ------    ------      ------

Revenues:
  Restaurant sales........   93.3%      96.2%     93.4%      95.9%
  Franchise sales and
    other revenues........    6.7        3.8       6.6        4.1
                            -----      -----      -----      -----
                           100.0%     100.0%     100.0%     100.0%

Costs and expenses:
  Cost of food and
    paper products........   35.3%      38.9%     35.6%      36.2%
  Restaurant operating
    expenses..............   48.7       49.9      48.0       49.0
  Depreciation and
    amortization..........    6.6        7.0       6.8        6.9
  General and
    administrative........    6.5        6.7       6.6        6.3
  Non-recurring charge....     --        8.1        --        2.5
                            -----      -----      -----      -----
                             97.1      110.6      97.0      100.9
                            -----      -----      -----     -----

Operating margin..........    2.9      (10.6)      3.0       (0.9)
Interest expense, net.....    2.8        2.4       2.8        2.0
Other expense, net........   (0.6)       1.2       0.1        1.2
Minority interest.........      -          -        -          -
                            -----      -----      -----     -----
Income before provision
  for income taxes........    0.7      (14.2)      0.1       (4.1)
Provision for income taxes   (1.7)      (3.3)     (0.6)      (1.5)
                            -----      -----     -----      -----
Net income................    2.4%     (10.9)%     0.7%      (2.6)%
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

Results of Operations

         Total revenues increased 9% in the third quarter of 1997 to $60.2 million from $55.0 million in the third quarter of 1996. The increase reflects a 22% increase in total revenues to $16.7 million in the third quarter of 1997 in the Saint Louis Bread business, driven by a strong year-over-year comparable restaurant sales increase and strong sales at the new bakery cafes opened in both 1996 and 1997 to-date. In the Au Bon Pain business unit, total revenues increased modestly to $43.5 million for the third quarter of 1997 from $41.3 million in the third quarter of 1996. Saint Louis Bread comparable restaurant sales increased 7.2% in the third quarter of 1997 versus the comparable quarter of 1996, which was particularly notable on top of the 11.5% comparable restaurant sales increase recorded in the third quarter of 1996. Comparable restaurant sales for the Au Bon Pain business unit in the third quarter of 1997 increased by 2.9% versus the comparable quarter of 1996, representing the fourth consecutive quarter of sequentially improved same store sales versus the prior year. Improved execution and the roll-out of new products drove sales growth in both business units.

         Operating income increased in the third quarter of 1997 to $1.7 million versus a loss of $1.4 million in the comparable quarter of 1996 before the non-recurring charge taken in the third quarter of 1996. On this basis, operating margin was 2.9% in the third quarter of 1997 versus (2.6)% in the third quarter of 1996, principally reflecting the stabilization and improvement in operating margins at the frozen dough facility which had been brought on-line this time last year. The third quarter improvement also reflects continued operating margin improvement across all business units despite higher overhead spending on a percentage of revenue basis in preparation for greater Company and franchise unit growth in 1998.

         In the third quarter of 1997, three Saint Louis Bread franchise area development agreements were signed, representing commitments for the development of 43 bakery cafes. Saint Louis Bread now has franchise commitments for the development of a total of 221 bakery cafes.

         During the third quarter of 1997, Au Bon Pain International also completed an agreement for the development of 20 bakery cafes in South Florida and the Caribbean Islands, adding to its earlier 1997 commitments for development in Malaysia/Singapore and the United Kingdom. Finally, in the third quarter, the Company entered into an area development agreement towards the development of 17 new bakery cafes in the metropolitan Philadelphia market. As part of the agreement, eleven existing Au Bon Pain bakery cafes owned by the Company were sold to the new franchisee group, ABP Delaware Valley LLC for an amount equal to the carrying net book value of the assets.

Other Expense (Income), net

         In the third quarter of 1997, the Company sold back to the Company's coffee roaster, Peet's Coffee & Tea, Inc, its investment in Peet's preferred stock. As a result of the sale, the Company recognized a gain of $930,000. In addition, in connection with a Saint Louis Bread franchise development agreement in Champaign, Illinois and an Au Bon Pain franchise development agreement in Philadelphia, both signed during the third quarter, the Company sold a Saint Louis Bread bakery cafe for a gain of $325,000, and eleven Au Bon Pain bakery cafe's in the Philadelphia area at net book value, respectively. No gain or loss was recognized on the Au Bon Pain franchise development agreement. Both the gain on the sale of the Peet's investment and the gain on the Saint Louis Bread franchise development agreement were recognized as a component of other expense (income), net.

Litigation Settlement

         During the third quarter of 1997, the Company entered into a definitive agreement to settle a lawsuit filed by a former vendor of the Company. The Company recorded a charge of $675,000 in the third quarter of 1997 as a component of other expense (income), net, to cover the settlement and other expenses incurred in connection therewith.

Liquidity and Capital Resources

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Total capital expenditures for the forty weeks ended October 4, 1997 of $12.0 million were related primarily to the construction of new Saint Louis Bread bakery cafes and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit.

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

         In July 1995, the Company obtained an $8.6 million industrial development bond to fund the construction of a second production facility in Mexico, Missouri. The bond was issued by the City of Mexico, Missouri, and secured by an $8.7 million letter of credit issued by a commercial bank. Interest accrues at a weekly floating rate, which was 3.90% on October 4, 1997.

         The Company has a $26 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate plus .5 basis points, or LIBOR plus an amount ranging between .75% and 3.0%, depending upon certain financial tests. At October 4, 1997 $23.0 million was outstanding under the line of credit and an additional $.9 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. In addition, at October 4, 1997 the Company had a $3.4 million term loan outstanding, collateralized by an office building located in Woburn, MA. The term loan matures on March 15, 2000.

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


Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, and in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standards "SFAS 128 and SFAS 129" on the presentation of the financial statements and the disclosure therein. SFAS 131 will be adopted in the fiscal year 1998.


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

PART II. OTHER INFORMATION
--------------------------
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 10.1 Stock Repurchase Agreement among Au Bon Pain Co., Inc., Peet's Companies, Inc., Peet's Coffee & Tea, Inc., Peet's Trademark Company, and Cooley Godward, LLP dated September 26, 1997.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended October 4, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AU BON PAIN CO., INC.
                                            (Registrant)



         Dated:  November 17, 1997  By:     /S/  LOUIS I. KANE
                                            ---------------------------------
                                            Louis I. Kane
                                            Co-Chairman



         Dated:  November 17, 1997  By:     /S/  RONALD M. SHAICH
                                            ---------------------------------
                                            Ronald M. Shaich
                                            Co-Chairman and
                                            Chief Executive Officer



         Dated:  November 17, 1997  By:     /S/  ANTHONY J. CARROLL
                                            ---------------------------------
                                            Anthony J. Carroll
                                            Senior Vice President and
                                            Chief Financial Officer