Form 10-K
period 1997-12-27
AU BON PAIN CO INC
filed 1998-03-27
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-K

 (Mark one)

   X         Annual report pursuant to Section 13 or 15(d) of the Securities
 -----       Exchange Act of 1934 (Fee required)

             For the fiscal year ended December 27, 1997, or

             Transition report pursuant to Section 13 or l5(d) of the Securities
 -----       Exchange Act of 1934 (No fee required)

             For the transition period from ______ to ______

             Commission file number 0-19253
                                   --------

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

                         Yes    X      No
                            ---------     ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. / /

         Aggregate market value of the registrant's voting stock held by non-affiliates as of March 17, 1998: Class A Common Stock, $.0001 par value:
$85,224,214.

         Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1998: Class A Common Stock, $.0001 par value:
10,252,537 shares, Class B Common Stock, $.0001 par value: 1,605,741 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the Commission on or before April 27, 1998, is incorporated by reference in response to Part III, Items 10, 11, 12 and 13; and certain exhibits to the registrant's Form S-1 Registration Statement (File No. 33-453219), Form S-l Registration Statement (File No. 33-40153), annual reports on Form 10-K for the fiscal years ended December 30, 1995 and December 28, 1996 and Form 8-K filed December 22, 1993, are incorporated by reference in response to Part IV, Item 14.


                               TABLE OF CONTENTS

Securities and Exchange Commission

Item Numbers and Description                                               Page
----------------------------                                               ----
                                     Part I

Item 1    Business

Item 2    Properties

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

                                    Part II

Item 5    Market For Registrant's Common Equity and Related
          Stockholder Matters

Item 6    Selected Financial Data

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 7A   Quantitative and Qualitative Disclosures
          About Market Risk

Item 8    Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    Part III

Item 10   Directors and Executive Officers of the Registrant

Item 11   Executive Compensation

Item 12   Security Ownership of Certain Beneficial
          Owners and Management

Item 13   Certain Relationships and Related Transactions

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Au Bon Pain Co., Inc. ("the Company") was formed in March 1981 with three Boston area bakeries and one cookie store serving croissants, breads and cookies. As of December 27, 1997, the Company had grown to 220 Company-operated and 115 franchised bakery cafes operating under two concepts: Au Bon Pain, with 160 Company-operated and 96 franchise-operated bakery cafes, and Saint Louis Bread Company ("Saint Louis Bread"), which also does business as "Panera Bread" outside of the Saint Louis area, with 60 Company-operated and 19 franchise-operated bakery cafes. Both concepts specialize in high quality food for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages.

         The Au Bon Pain bakery cafes are principally located in Boston, other New England cities, New York City, Connecticut, Washington, D.C., Chicago, Maryland, New Hampshire, New Jersey, California, Philadelphia, Pittsburgh, Rhode Island, Texas, Santiago, Chile, The Philippines, Indonesia, Sao Paulo, Brazil, Bangkok, Thailand and London, England (see "Properties"). System wide sales for Au Bon Pain, which include Company-operated and franchised restaurant sales, were approximately $199 million for the fiscal year ended December 27, 1997.

         The Saint Louis Bread bakery cafes are principally located in St. Louis, Atlanta, Kansas, Detroit and Chicago (see "Properties"). System wide sales for Saint Louis Bread, were approximately $82 million for the fiscal year ended December 27, 1997. The Company believes that the acquisition of Saint Louis Bread has created a number of opportunities. The Saint Louis Bread suburban bakery cafe concept has proved to be well suited for suburban locations and offers the Company greater access to these markets, thereby enhancing the Company's long-term growth prospects.


CONCEPT AND STRATEGY

         Target customers of Au Bon Pain and Saint Louis Bread include urban office employees, suburban dwellers, shoppers, travelers, students and other adults who are time sensitive, yet desire a higher quality breakfast and lunch experience than is typically found at quick service restaurants. The Company's strategy is to create distinctive food offerings at reasonable prices which are fresher, of higher quality and of greater variety than those offered by its competitors. In addition, the Company believes its operational excellence, speed of service and convenient locations further differentiate the Company from its competitors. Average revenue per Company-operated bakery cafe open for the full fiscal year ended December 27, 1997 was approximately $1,014,211 for the Au Bon Pain concept and approximately $1,200,257 for the Saint Louis Bread concept.

         The Company believes that excellence in execution is a key to success in the restaurant industry. The distinctive nature of the Company's menu offerings, the quality of its restaurant operations, the Company's high quality cafe design and the prime locations of its cafes are integral to the Company's success. The Company's operating strategy is to increase overall sales by offering new products that will expand the current business and increase afternoon sales, and by continuing to open new bakery cafes in existing and new markets on both Company-operated and franchise bases and to increase sales in existing bakery cafes through the continued introduction and promotion of distinctive, high quality menu items.


MENU

         The menus of both concepts provide customers with popular food items which the Company believes are fresher, of higher quality and in greater variety than those offered by its competitors. The key menu groups are fresh baked goods, made-to-order sandwiches, soups and cafe beverages. Included within these menu groups are: a variety of freshly baked bagels, breads, croissants, muffins, scones, rolls and sweet goods; sandwiches made-to-order with specialty cheeses, smoked meats, roast beef, hot grilled chicken, albacore tuna and white meat chicken salads; hearty, unique soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. A primary difference in menu between the two concepts is the significant emphasis within the Saint Louis Bread concept on sophisticated European and sourdough breads.

         The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest. New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are introduced in all Au Bon Pain and/or Saint Louis Bread bakery cafes.


MARKETING

         The Company believes it competes on the basis of quality food and service rather than price. Pricing is structured so that customers perceive good value at both Au Bon Pain and Saint Louis Bread (high quality food at reasonable prices). The average customer purchase is approximately $3.09 at Au Bon Pain and $4.92 at

Saint Louis Bread. Breakfast and lunch checks typically average $2.12 and $4.23, respectively, at Au Bon Pain and $3.51 and $5.84, respectively, at Saint Louis Bread. The Company attempts to increase its per location sales through menu development, promotions and by sponsorship of local community charitable events.

         To date, the Company has not advertised extensively; rather, it relies on word of mouth, customer satisfaction and promotional programs to encourage trial by new customers and to make existing customers aware of new menu offerings.


CATERING

         Au Bon Pain operates a catering program which offers a select group of delivered breakfast and luncheon food items appropriate for on-site consumption at corporate functions. Customers place orders by toll-free telephone with trained customer service representatives at the Company's Boston headquarters. Orders are immediately routed utilizing a computerized delivery support system to the most appropriate bakery cafe for preparation and delivery. In 1997, catering sales represented approximately 5.5% of the Au Bon Pain Company-operated restaurant sales. At present, Saint Louis Bread does not offer catering services. With the predominance of Saint Louis Bread cafes in suburban locations, the Company believes that the potential to develop significant catering business at Saint Louis Bread is lower than at Au Bon Pain.


SITE SELECTION

         For both concepts, the Company seeks convenient locations in high-visibility, high-traffic, densely populated areas which are easily accessible to their respective target customers. The Company also operates in regional shopping malls, transportation centers, universities and hospitals. The Company believes that its concepts, menus, history of quality retail operations and bakery cafe designs enable the Company to access locations which may not be available to traditional quick service restaurants. Examples of Au Bon Pain bakery cafe locations include Copley Place, Brigham and Women's Hospital, South Station and Harvard Business School in Boston; the Empire State Building and World Financial Center in New York City; the Pittsburgh Airport in Pittsburgh; 2000 Pennsylvania Avenue in Washington, D.C.; and the Santiago Airport in Santiago, Chile. Examples of Saint Louis Bread bakery cafe locations include the Galleria Mall in St. Louis and the Lenox Square Mall in Atlanta. However, the Saint Louis Bread locations are predominantly sited in strip center suburban retail locations in the markets in which they operate.

         In 1997 the Company opened one Au Bon Pain bakery cafe in an existing market, and franchised 11 of its existing Au Bon Pain bakery cafes in the Philadelphia market. The Company's Au Bon Pain franchisees also opened 38 new bakery cafes domestically and in Chile, the Philippines, Indonesia, Thailand, Brazil and England.

         During 1997, the Company expanded the number of Company-operated Saint Louis Bread bakery cafes by six to 60 locations in existing markets and in the new Saint Louis Bread markets of Boston and Detroit. The Saint Louis Bread franchise-operated locations expanded from 10 locations to 19 locations including new market openings in Tulsa, Oklahoma, Columbus, OH, Louisville, KY and Davenport, IA.

         Both bakery cafe concepts rely on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining information and/or demographics within that area on quick service breakfast or lunch competitors. Management evaluates the Company's ability to establish a dominant presence within that area, in order to create entry barriers to other bakery cafe competitors. Based on this information, sales and return on investment are projected.

         The Company uses sophisticated fixtures and materials in the bakery cafe design for both concepts. The design visually reinforces the distinctive difference between the Company's bakery cafes and other quick service restaurants serving breakfast and lunch. Many of the Company's cafes also feature outdoor cafe seating. The current estimated construction and equipment costs for a typical Au Bon Pain bakery cafe outside of New York City are approximately $475,000 before any landlord construction allowance. The estimated construction and equipment cost for a typical Au Bon Pain bakery cafe in New York City is approximately $830,000 before any landlord construction allowance. The current estimated construction and equipment cost for a typical Saint Louis Bread bakery cafe is approximately $590,000 before any landlord allowance.

         The average bakery cafe size ranges between 2,500 and 4,000 square feet. Currently, all bakery cafes, including franchises, are in leased premises. Lease terms are typically ten years with one or two five-year renewal options periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.


PRODUCTION

         Frozen dough products are produced at two frozen dough facilities and are then distributed to Company operated bakery cafes and franchise for baking. Baked goods prepared from frozen dough products represent approximately 30% of the Au Bon Pain business unit's total bakery cafe sales and approximately 20% of the Saint

Louis Bread business unit's total bakery cafe sales. During 1996, the Company completed construction of the state of the art frozen dough production facility in Mexico, MO. The facility is 80,000 square feet and increased capacity three-fold over the level at the production facility in South Boston. Start-up costs incurred at the Mexico, MO plant significantly reduced 1996 results of operations. In addition, during 1997 the operating efficiencies of the new facility were not sufficient to fully offset the additional overhead costs associated with the facility.

         On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, Au Bon Pain and Saint Louis Bread entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, in their domestic bakery cafes. The Company expects the supply agreements will result in an improved operating margin of approximately .5% of total revenues, along with reduced interest expense. The net proceeds of the sale were used to reduce debt. In addition, approximately $2 million of related receivables at December 27, 1997 will be used to further reduce debt. The Company expects to recognize a pre-tax loss on the sale of the facility of approximately $700,000 in the Company's results of operations for the first quarter of 1998.

         The sale of the frozen dough production facility provides economies of scale in plant production which are reflected in the economics of the five-year supply agreements and allows the Company to take advantage of Bunge's significant purchasing power. The five year supply agreements allow the bakery cafes to continue to offer consistently high quality fresh baked goods as the frozen dough products purchased from Bunge will be made on the same equipment, by the same management team, using the same proprietary processes and specifications as prior to the sale to Bunge.

         The Company also operates a central commissary used for baking and for preparing certain other menu items, which are then delivered to a portion of the Company's Boston-area bakery cafes. During 1998, the Company expects to close the commissary located in Chelsea, Massachusetts and to consolidate certain of the functions currently performed there into the South Boston production facility, while also integrating certain other functions into the Boston-area bakery cafes. The Company does not expect to incur significant costs to close the commissary. Each of the Saint Louis Bread bakery cafes is supported by a regional commissary which daily provides principally unbaked sourdough products for baking and sale within the Saint Louis Bread bakery cafes.

MANAGEMENT INFORMATION SYSTEMS

         Each Company-operated bakery cafe has computerized cash registers to collect point-of-sale transaction data, which are used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company's corporate office.

         The Company's in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data and to reduce managers' administrative time. The system supplies sales, bank deposit and variance data to the Company's accounting department in Boston on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each bakery cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix and other sales trends.

         The Company has not completed its assessment of the impact of the Year 2000 issue. It is management's belief that the primary financial systems are Year 2000 compatible. Testing of those systems for compliance is expected to occur during 1998. Many secondary systems associated with the Company's retail operations will require modifications. It is the Company's belief that existing internal Company resources will be adequate to reprogram these Year 2000 modifications. It is expected that the most significant Year 2000 system issue for the Company is with POS systems used by the Au Bon Pain concept. The Company is in negotiations with several vendors to replace the existing POS systems with new state-of-the-art systems. The new systems are expected to be leased at a net incremental cost of approximately $400,000 annually. The incremental cost of the new system is expected to be substantially offset by labor efficiency savings associated with the new POS system.


DISTRIBUTION

         The Company currently utilizes an independent distributor to distribute frozen dough products and other materials to Company-operated Au Bon Pain and Saint Louis Bread bakery cafes. By contracting with an independent distributor, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. The distributor picks up frozen dough products throughout the week from the plants and delivers to the cafes. Virtually all other supplies for retail operations, including paper goods, coffee and small-wares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery cafes. The individual bakery cafes order directly from the distributor two to three times per week.

         Franchised bakery cafes operate under individual contracts with either the Company's distributor or other regional distributors.


JOINT VENTURES

         The Company currently operates 15 Au Bon Pain bakery cafes in New York City, which are owned under a joint venture agreement between the Company and an independent investor group. Under the terms of this agreement, the Company has an obligation to offer the group up to 49% of the equity in each bakery cafe opened in the metropolitan tri-state area of New York City (New York City, Long Island, Westchester County (NY), Bergen County (NJ), and Fairfield County (CT)). The equity participation percentage is based on the cost of the initial construction upon opening of the bakery cafe. This equity percentage is fixed prior to the date of the respective bakery cafe openings. The group has no obligation to participate in any bakery cafe, and the percentage participation must be elected by the group prior to the opening of the bakery cafe. Each joint venture bakery cafe must purchase all of its frozen dough products from the Company and is operated by the Company under a management agreement under which the Company receives a management fee of 6% of sales of each joint venture bakery cafe. The Company has agreed to provide a guaranty to one or more institutional lenders acceptable to the Company to assist the group in financing its acquisition of up to 5% of the equity in new bakery cafes opened after January 1, 1993. As of December 27, 1997, approximately $83,062 is outstanding under this arrangement.

         The Company also has a 75% interest in Pain Francais, Inc., which owns the bakery cafe located in the GE Building at Rockefeller Center, New York. The other 25% is held by the same joint venture partner. This bakery cafe operates under a management agreement similar to the agreement under which the joint venture bakery cafes are operated.


FRANCHISES

Au Bon Pain
Domestic

         The Company currently has domestic franchising agreements with thirteen organizations: Northern Bakers, Inc., CA One, ABP Southern California, Wayne ABP, Inc., R.C. Menzer, Romallso, Inc., The Lauren Group, Inc., FGR Food Group, Host Marriott Corp., Boston Concessions Group, Inc., Crowne Plaza Ravinia, ABP Delaware Valley, LLC and DoubleTree Hotels. In general, the Company has two sources of revenue from its domestic Au Bon Pain franchisees: fees for new locations and royalties on sales by franchisees. New domestic locations, other than airport locations, to be developed by franchisees typically require a $25,000 initial franchise fee per location and a 5% royalty. Airport franchise fees range between $10,000 and $50,000, depending upon passenger traffic and the Company's assistance in obtaining the concession. All domestic franchisees are obligated to use Company-approved ingredients, including Au Bon Pain-approved frozen dough products.

         In 1997, the Company sold 11 bakery cafes to ABP Delaware Valley for $2.6 million, in connection with the execution of a franchise area development agreement covering certain portions of Pennsylvania, New Jersey and Delaware. The purchase price was funded via a ten-year note with the Company which accrues interest at 8.25% per annum. Under terms of the area development agreement, the franchisee must open 17 new bakery cafes according to a minimum opening schedule in order to maintain development exclusivity in the territory and has the right to open either Au Bon Pain or Saint Louis Bread bakery cafes within the specified territory.


International

         The Company currently has international franchise development agreements with developers in Chile, Argentina, Brazil and certain other South American countries, Thailand, Indonesia, the Philippines, Malaysia, Singapore, England, the Caribbean and the Canary Islands. Bakery cafes have been opened to date in Chile, Indonesia, the Philippines, Thailand, Brazil and England. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. The agreements generally require the payment of up front development fees, which have ranged from $250,000 to $750,000, a franchise fee, typically from $10,000 to $30,000 for each Au Bon Pain bakery cafe opened, depending upon the size of the location, and royalties from the sale of products from each bakery cafe of 5% of sales. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. Currently, the Company considers international franchising and licensing arrangements as a means of business expansion for its Au Bon Pain concept and is actively pursuing additional international franchising relationships.

Saint Louis Bread Company

         In connection with the Saint Louis Bread acquisition in 1993, the Company assumed two area development agreements pursuant to which Saint Louis Bread granted exclusive development rights to two franchisees. One area development agreement covers the cities of Kansas City, St. Joseph and Topeka, Kansas and Kansas City,

Missouri. The second area development agreement covers various counties in Missouri and includes the City of Springfield.

         In 1996, the Company began a broad-based franchising program. The Company is actively seeking to extend its Saint Louis Bread franchise relationships beyond its current franchisees. The Saint Louis Bread unit franchise agreements typically require the payment of an up-front franchise fee of $35,000 and continuing royalties of 4% to 5% on sales from each bakery cafe. The franchisees are required to purchase all of their dough products from sources approved by Saint Louis Bread.

         As of December 27, 1997 the Company has entered into franchise development agreements for a total of 356 bakery cafes to be located in specific sections of the Tulsa, Oklahoma, Columbus, Ohio, Cincinnati, Ohio, Cleveland, Ohio, Iowa, Louisville, Kentucky, Orlando, Florida, Jacksonville, Florida, Massachusetts, Dallas, Texas, Pittsburgh, PA, Tampa, Florida, Illinois, Minnesota, Colorado, Wisconsin and Tennessee markets.


EMPLOYEES

         The Company has approximately 1,378 full-time employees, of whom approximately 170 are employed in general or administrative functions principally at or from the Company's executive offices in Boston, Massachusetts; approximately 84 are employed at the Boston frozen dough plant and the commissary; approximately 61 are employed in the Saint Louis Bread corporate office in St. Louis, MO; approximately 91 are employed in the Saint Louis Bread production facilities in St. Louis, MO, Chicago, IL, Detroit, MI, and Atlanta, GA; and approximately 684 and 288 are employed in the Au Bon Pain and Saint Louis Bread retail operations, respectively. The Company also has approximately 4,141 part-time employees, of whom 2,665 and 1,476 are employed in the Au Bon Pain and Saint Louis Bread bakery cafes, respectively. These totals include employees of Pain Francais, Inc. and at the joint venture locations in New York City. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.


TRADEMARKS

         The "Au Bon Pain" and "Au Bon Pain The Bakery Cafe" names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office and in certain foreign countries. In addition, the name "Saint Louis Bread Company" and "Panera Bread" are of material importance to the Company. "Saint Louis Bread Company" is registered with the United States Patent and Trademark Office. In addition, "Saint Louis Bread Company and design" and "Panera Bread" and "Panera Bread and design" and various other marks of lesser importance have been filed with the United States Patent and Trademark Office.


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

         The Company's Boston frozen dough plant, commissary and Saint Louis Bread dough plants are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

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

         In 1983, Au Bon Pain built its plant and headquarters in South Boston, Massachusetts. The executive offices occupy approximately 24,000 square feet. The Company owns the original building plus additions and leases the land on which these improvements are located from the City of Boston under a long term ground lease. The annual rent is approximately $150,000. The lease expires, assuming exercise of renewal options, in 2017.

         In 1997, the Company leased short-term office space in Waltham, MA to house its Accounting and Development functions.

         In 1996, the Company completed construction of a central production facility on a 20 acre tract of land in Mexico, MO to increase the Company's production capacity. The new facility cost approximately $9 million and began operation in mid-1996. The cost of the facility was financed primarily by an $8.6 million industrial development bond issued by the City of Mexico, Missouri in July 1995, secured by an $8.7 million letter of credit with a commercial bank through July, 2000, and by equipment lease financing. On March 23, 1998 the Company sold the Mexico, MO production facility to Bunge Foods Corp. See "Production".

         Au Bon Pain operates its commissary in leased premises in Chelsea, Massachusetts under a ten year lease expiring in 1998, with an option to extend for an additional five years. Management intends to close this facility in 1998 upon lease expiration. See "Production".

         In 1997, Saint Louis Bread leased new office space in Webster Grove, Mo for its corporate offices. The space occupies approximately 10,300 square feet. The annual rent is approximately $69,500. The lease expires, assuming exercise of renewal options, in 2007.

         The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are used.

BAKERY CAFE LOCATIONS

Au Bon Pain Bakery Cafes:
-------------------------

Company-Operated:  160 total as of December 27, 1997
----------------

Boston Market Area:  46
-----------------------
101 Merrimac Street                          Filene's
1100 Massachusetts Avenue                    Fleet Bank
15 Harvard Street                            Harvard Business School
176 Federal Street                           Harvard Square
431 Boylston Street                          Hynes Auditorium
53 State Street                              International Place
684 Massachusetts Avenue                     Kendall Square
745 Boylston Street                          Longwood Galleria
75-101 Federal Street                        Milk Street
Arlington Center                             MIT
Beacon Hill                                  Natick Mall
Bowdoin Square                               New England Medical Center
Brattle Street                               North Shore Shopping Center
Brigham & Women's Hospital                   Northeastern University
Burlington Mall                              One Newton Place
Cambridgeside Galleria                       Park Plaza
Children's Hospital                          South Shore Plaza
Church Park                                  South Station
Coolidge Corner                              Square One Mall
Copley Place                                 Tower Records
Davis Square                                 Wellesley Center
Design Center South Boston                   Winter Street
Fanueil Hall Market Place                    Woburn Business Center

Other New England:  14
----------------------
Avon Marketplace, Avon, CT                   Rockingham Mall, Salem, NH
City Place, Hartford, CT                     Rhode Island Hospital,
                                               Providence, RI
Fleet Center, Providence, RI                 St. Francis Hospital,
                                               Hartford, CT
Hartford Civic Center, Hartford, CT          Thayer Street, Providence, RI
Mall of New Hampshire,                       Warwick Mall, Warwick, RI
  Manchester, NH
One Broadway, New Haven, CT                  West Farms Malls,
                                               West Hartford, CT
Pheasant Lane Mall, Nashua, NH               Worcester Commons,
                                               Worcester, MA

California Market Area:  1
--------------------------
353 Sacramento Street, San Francisco

Pittsburgh Market Area:  8
--------------------------
Fifth Avenue Place                            Pittsburgh Airport-Landside
Oliver Building                               Ross Park Mall
Oxford Center                                 Two PPG Place
Pittsburgh Airport-Airside                    USX Tower

Washington, D.C. - Baltimore Market Area: 24
--------------------------------------------
10 North Calvert                              800 North Capitol Street
1001 Pennsylvania Avenue, NW                  Commerce Place
1101 Vermont Avenue, NW                       Crystal City
1401 Eye Street                               Gallery at Harbor Place
1615 L Street, NW                             International Square
1701 Pennsylvania Avenue, NW                  L'Enfant Plaza
1724 L Street, NW                             National Place
1801 L Street                                 Pentagon City
1850 M Street                                 Springfield Mall
2000 Pennsylvania Avenue, NW                  Towson Town Center
601 Indiana Avenue                            Union Station
700 13th Street, NW                           Warner Building

Greater New York Area:  41
--------------------------
101 Hudson Street                             Empire State Building
16 East 44th Street                           Exxon Building
222 Broadway                                  JFK Airport-Cart
300 Madison Avenue                            JFK Airport-American Airlines
420 Fifth Avenue                              Laguardia Airport
425 Lexington Avenue                          Long Island Jewish Medical Center
444 Madison Avenue                            Manhattan Mall
54 East 8th Street                            Nanuet Mall
6 Union Square East                           One Metrotech Center
60 Broad Street                               Port Authority
600 Lexington Avenue                          Riverside Square
600 Third Avenue                              Rockefeller Center/GE Building
684 Broadway                                  Rockefeller Center/Time Warner
73 Fifth Avenue                               Rutgers University
80 Pine Street                                Short Hills Mall
875 Third Avenue-Down                         State Street Plaza
875 Third Avenue-Up                           Westchester Mall
95 Wall Street                                World Financial-Down
Celanese Building                             World Financial-Up
Chanin Building                               World Trade Center
Daily News Building

Midwest Market Area:  26
------------------------
122 South Michigan Avenue, Chicago            Amoco Building, Chicago
123 North Wacker Drive, Chicago               BP Building, Cleveland
125 South Wacker Drive, Chicago               Carew Tower, Cincinnati
161 North Clark Street, Chicago               Columbus City Center, Columbus
180 North Michigan Avenue, Chicago            Federal Reserve, Chicago
181 West Madison, Chicago                     Grand Avenue, Milwaukee
200 West Adams, Chicago                       IBM Building, Minneapolis
222 North LaSalle Street, Chicago             IDS Center, Minneapolis
30 North LaSalle Street, Chicago              Illinois Center, Chicago
33 North Dearborn, Chicago                    Merchandise Mart, Chicago
3rd & Broad, Columbus                         St. Paul Center, Minneapolis
500 West Monroe, Chicago                      Tower City, Cleveland
600 Superior Avenue, Cleveland                Woodfield Mall, Schaumburg, IL


Franchise-Operated/Domestic: 59 total as of December 27, 1997

Northern Bakers, Inc.:  8
-------------------------
Big D Supermarket, Shrewsbury, MA             Dartmouth-Hitchcock Medical
                                                Center, Lebanon, NH
Cape Cod Mall, Hyannis, MA                    Fox Run Mall, Newington, NH
Carousel Mall, Syracuse, NY                   Maine Mall, South Portland, ME
Crossgates Mall, Albany, NY                   Silver City Galleria,
                                                Taunton, MA

Host Marriott:  2
-----------------
Hartsfield Airport, Concourse B,              Hartsfield Airport, Concourse D,
  Atlanta, GA                                   Atlanta, GA

Fortunoff (Wayne ABP, Inc.):  1
Wayne Town Center, Wayne, NJ

R.C. Menzer:  2
---------------
South Hills Village,                          Westmoreland Mall,
  Pittsburgh, PA                                Greensburg, PA

Romallso, Inc.:  1
------------------
Roosevelt Field Mall, Garden City, NY

The Lauren Group, Inc.:  2
--------------------------
Choices, Tannersville, PA                     Crossing Factory Store,
                                                Tannersville, PA

DoubleTree Hotels: 14
---------------------
Austin, TX                                    Louisville, KY III
Boise, ID                                     Miami Lakes, FL
Hartsfield International Airport,             Norwalk, CT
  Atlanta, GA
Jacksonville, FL                              O'Hare, Chicago, IL
Largo, MD                                     Philadelphia, PA
Louisville, KY I                              San Antonio, TX
Louisville, KY II                             Tyson's Corner, VA

ABP Southern California, LLC:  5
--------------------------------
Brea Mall, Brea,                              North County Fair, Escondido
Laguna Hills Mall, Laguna Hills               South Lake Avenue, Pasadena
Montclair Plaza, Montclair

Boston Concessions Group: 1
---------------------------
Logan International Airport, Terminal C, Boston

CA One Services, Inc.:  7
-------------------------
Ft. Lauderdale Airport,                       Newark International Airport,
 Ft Lauderdale, FL                             Newark, NJ
Greater Cincinnati Airport,                   San Jose International Airport,
 Hebron, KY                                    San Jose, CA
Hancock International Airport,                West Palm Beach International
 Syracuse, NY                                  Airport, West Palm Beach, FL
Logan International Airport,
 Boston, MA

Crowne Plaza Ravinia: 1
-----------------------
Crowne Plaza, Atlanta

ABP Delaware Valley:  11
------------------------
30th Street Station, Philadelphia             Mellon Building, Philadelphia
Commerce Square                               Montgomery Mall, Philadelphia
Exton Square Mall, Exton, PA                  Ten Penn Center, Philadelphia
Graham Building, Philadelphia                 Two Logan Square, Philadelphia
King of Prussia, PA                           Two Penn Center, Philadelphia
Liberty Place, Philadelphia

FGR Food Corp.:  4
------------------
Dallas-Fort Worth Airport I                   Dallas-Fort Worth Airport III
Dallas-Fort Worth Airport II                  Dallas-Fort Worth Airport IV

Franchise-Operated/International: 37 total as of December 27, 1997

ABP Alimentos y Servicios, Chile:  17
-------------------------------------
Apoquindo/Hendaya                             Museum of Pre-Columbian Art
Bandera                                       New Providencia
El Bosque Norte                               Providencia
El Bosque Sud                                 Ripley
Food Garden                                   Santiago Airport-Cart
Gimnasio                                      Santiago Airport-Counter
Homecenter Las Condes                         Santiago Airport-Duty Free
La Dehasa                                     World Trade Center
Miraflores

GS&P Foods, Inc., The Philippines:  6
-------------------------------------
EDSA/Shangri-La Mall, Ortegas                 Taipan Building, Ortegas
Megamall, Ortegas                             Tektite Building, Manila
PCI Tower, Makati                             Zeta Building, Manila

PT Ayodhia Pina Pangan, Indonesia:  7
-------------------------------------
BNI Building, Jakarta                         Plaza Senayan, Jakarta
BRI Building, Jakarta                         Setia-Budi Atrium, Jakarta
Kunigan Plaza, Jakarta                        Stock Exchange (BEJ), Jakarta
Landmark Building, Jakarta

Royal ABP Co., Ltd, Thailand:  3
--------------------------------
Lake Rajarda                                  Sindhorn
SCB Plaza

BV Hospitality UK Ltd, United Kingdom:  2
-----------------------------------------
225 The Strand, London                        Cheapside, London

ABP Brasil Ltda, Brazil:  2
---------------------------
Alameda Santos/Citibank, Sao Paulo            Birmman Building, Sao Paulo

Saint Louis Bread Company Bakery Cafes:
---------------------------------------

Company-Operated Bakery Cafes: 60 total as of December 27, 1997

Greater St. Louis Market Area:  32
----------------------------------
Ballas, Creve Coeur, MO                       Gateway One, St. Louis, MO
Baxter, Ballwin, MO                           Grand, St. Louis, MO
Bogey Hills, St. Charles, MO                  Kirkwood, MO
Brentwood, St. Louis, MO                      Main, St. Charles, MO
Capriccio, Richmond Heights, MO               Market, St. Louis, MO
Cape Girardeau, MO                            Pine, St. Louis, MO
Carondelot, Clayton, MO                       Rendezvous Cafe,
                                                Richmond Heights, MO
Central West End, St. Louis, MO               Soulard, St. Louis, MO
Chesterfield Mall, Chesterfield, MO           South 9th Street, Columbia, MO
City Museum, St. Louis                        South Central, Clayton, MO
Columbia Mall, Columbia, MO                   Surrey Plaza, Florissant, MO
Crestwood Plaza, St. Louis, MO                Telegraph Road, St. Louis, MO
Delmar, University City, MO                   Tesson, St. Louis, MO
Esquire, Clayton, MO                          West County, Des Peres, MO
Four Seasons, Chesterfield, MO                Westport Plaza,
                                                Maryland Heights., MO
Galleria, Richmond Heights, MO                Winchester, MO

Atlanta Market Area:  9
-----------------------
Briarcliff, Atlanta, GA                       Lenox Square, Atlanta, GA
Dunwoody, GA                                  Peachtree, Atlanta, GA
Emory Village, Atlanta, GA                    Sandy Springs, Atlanta, GA
Gwinnett Place, Deluth, GA                    Town Center, Kennesaw, GA
Haywood Mall, Greenville, SC

Chicago Market Area:  15
------------------------
Belleville, IL                                Park Ridge, IL
Diversey, Chicago, IL                         St. Clair Square,
                                                Fairview Heights, IL
Evanston, IL                                  Stratford Square Mall, IL
Fox Valley, Aurora, IL                        Vernon Hills, IL
Golf & Meachum, Schaumberg, IL                Wheaton, IL
Halsted, Chicago, IL                          Wilmette, IL
LaGrange Park, IL                             Winnetka, IL
Orland Square Mall,
  Orland Park, IL

Massachusetts Market Area:  1
-----------------------------
Vinnin Square, Swampscott, MA

Michigan Market Area:  3
------------------------
City Center, Novi, MI                         Orchard Mall, West Bloomfield, MI
Lathrope Village, Bloomfield, MI

Franchise-Operated Bakery Cafes: 19 total as of December 27, 1997

Traditional Bakery, Inc.:  6
----------------------------
1570 East Battlefield,                        2401 East 32nd Street,
  Springfield, MO                               Joplin, MO
500 South National,                           East Sunshine, Springfield, MO
  Springfield, MO
3265 Falls Parkway,                           3800 East 51st Street, Tulsa, OK
  Branson, MO

Original Bread, Inc.:  6
------------------------
11022 Metcalf, Overland Park, KS              520 West 23rd Street,
                                                Lawrence, KS
11319 West 95th St.,                          1605 North Rock Road, Wichita, KS
  Overland Park, KS
8300 Mission Road,                            Westport, Kansas City, KS
  Prairie Village, KS

SLB of Iowa:  1
---------------
Elmore Crossing, Davenport, IA

Breads of the World:  2
-----------------------
Festival at Sawmill, Dublin, OH               Olentangy Plaza, Columbus, OH

Breads Unlimited:  1
--------------------
Tuttle Crossing Mall, Columbus, OH

SLB of Central Illinois:  1
---------------------------
510 East John Street, Champaign, IL

St.LB Inc.:  1
--------------
Mall of St. Matthews, Louisville, KY

Ozark Breads, Inc.:  1
----------------------
2510 Missouri, Jefferson City, MO

The following table sets forth Company-operated and franchise operated bakery cafes open at the dates indicated:

                           Dec. 25  Dec. 31,  Dec. 30,  Dec. 28,  Dec. 27,
                             1993     1994      1995      1996      1997
                           -------  --------  --------  --------  --------

Company-operated
 Au Bon Pain                 137      182       192        177      160
 Saint Louis Bread            19       31        52         54       60
                             ---      ---       ---        ---      ---
                             156      213       244        231      220

Franchise-operated
 Au Bon Pain                  39       25        29         48       96
 Saint Louis Bread             1        6         8         10       19
                             ---      ---       ---        ---      ---
                              40       31        37         58      115

Total
 Au Bon Pain                 176      207       221        225      256
 Saint Louis Bread            20       37        60         64       79
                             ---      ---       ---        ---      ---
                             196      244       281        289      335

ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 27, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

         (a)      Market Information.
                  -------------------

         The Company's Class A Common Stock is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol ABPCA. The following table sets forth the high and low sale prices as reported by NASDAQ for the fiscal periods indicated.

1996                                             High        Low
----                                            ------      -----
First quarter ..............................    9-5/16      6-3/4
Second quarter .............................    9           6-7/8
Third quarter ..............................    7-1/4       6-1/8
Fourth quarter .............................    8-1/4       5-1/2

1997
----
First quarter ..............................    8-7/16      5-7/8
Second quarter .............................    7-3/8       6
Third quarter ..............................   10-1/4       7
Fourth quarter .............................    9-13/16     7-1/4

         On March 17, 1998, the last sale price for the Class A Common Stock, as reported on the NASDAQ National Market System, was $8 5/16.

         (b)      Holders.
                  --------

         On March 17, 1998, the Company had approximately 1,455 holders of record of its Class A Common Stock and approximately 91 holders of its Class B Common Stock.

         (c)      Dividends.
                  ----------

         The Company has never paid cash dividends on its capital stock and has no intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


                                         For the fiscal years ended
                          -------------------------------------------------------------
                          Dec. 25,     Dec. 31,     Dec. 30,      Dec. 28,     Dec. 27,
                            1993         1994         1995          1996         1997
                          -------      --------     --------      --------     --------
                                     (in thousands, except per share data)

Revenues:
 Restaurant sales         $113,980     $173,436     $216,411      $225,625     $233,212
 Franchise sales and
  other revenues             8,935        9,450       10,055        11,309       17,678
                          --------     --------     --------      --------     --------
                           122,915      182,886      226,466       236,934      250,890

Costs and expenses:
 Cost of food and
  paper products            39,695       60,535       77,250        85,631       90,385
 Restaurant
  operating expenses        56,697       85,139      112,161       115,364      119,537
 Depreciation and
  amortization               7,967       11,891       14,879        16,195       16,862
 General and
  administrative             6,757       10,098       12,818        14,979       16,417
 Non-recurring
  charge                         -            -        8,500         4,435            -
                          --------     --------     --------      --------     --------
                           111,116      167,663      225,608       236,604      243,201
                          --------     --------     --------      --------     --------

Operating income            11,799       15,223          858           330        7,689
Interest expense, net           57        1,727        3,363         5,140        7,204
Other (income)
 expense, net                  (28)          80        2,016         2,513          212
Minority interest              105           78          (94)          (40)         (42)

Income(loss) before
 provision (benefit)
 for income taxes           11,665       13,338       (4,427)       (7,283)         315
Provision(benefit)
 for income taxes            4,844        5,497       (2,813)       (2,918)      (1,492)
                          --------     --------     --------      --------     --------
Net income(loss)          $  6,821     $  7,841     $ (1,614)     $ (4,365)    $  1,807
                          ========     ========     ========      ========     ========

Net income(loss)
 per common share - basic $    .71     $    .60     $   (.14)     $   (.37)    $    .15
                          ========     ========     ========      ========     ========
Net income(loss)
 per common share
 - diluted                $    .69     $    .59     $   (.14)     $   (.37)    $    .15
                          ========     ========     ========      ========     ========
Weighted average
 number of shares
 outstanding - basic        11,042       11,429       11,621        11,705       11,766
Weighted average
 number of shares
 outstanding - diluted      11,353       11,624       11,621        11,705       11,913
Comparable restaurant
 sales percentage
 increase for
 Company-operated
 bakery cafes                  6.7%         5.8%(1)      0.5%          0.7%         3.6%

1 Fiscal 1994 included 53 weeks. The 1994 restaurant sales used in this computation have been adjusted downward to be comparable to fiscal 1993 and fiscal 1995.


                                         For the fiscal years ended
                          -------------------------------------------------------------
                          Dec. 25,     Dec. 31,     Dec. 30,      Dec. 28,     Dec. 27,
                            1993         1994         1995          1996         1997
                          -------      --------     --------      --------     --------
                            (in thousands, except Company-operated bakery cafes open)

Consolidated Balance
 Sheet Data:

Working capital           $  5,817     $ (3,439)    $    846      $ (1,748)    $   (58)
Total assets               120,474      165,586      193,018       196,428     186,516
Long-term debt, less
 current maturities            274       19,095       42,502        49,736      42,527
Convertible
 subordinated notes         30,000       30,000       30,000        30,000      30,000
Stockholders' equity        76,098       94,164       93,238        90,056      92,274

Company-operated
 bakery cafes open             156          213          244           231         220

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:


                                          For the fiscal years ended
                                   ---------------------------------------
                                   Dec. 30,         Dec. 28,      Dec. 27,
                                     1995             1996          1997
                                   --------         --------      --------
Revenues:
    Restaurant sales                 95.6%            95.2%         93.0%
    Franchise sales and
     other revenues                   4.4              4.8           7.0
                                    -----            -----         -----
                                    100.0%           100.0%        100.0%
                                    =====            =====         =====

Costs and expenses:
    Cost of food and paper
     products                        34.1%            36.1%         36.0%
    Restaurant operating
     expenses                        49.5             48.7          47.7
    Depreciation and
     amortization                     6.6              6.8           6.7
    General and
     administrative                   5.7              6.3           6.5
    Non-recurring charge              3.7              1.9             -
                                    -----            -----         -----
                                     99.6             99.8          96.9
                                    -----            -----         -----
Operating margin                      0.4              0.2           3.1
Interest expense, net                 1.5              2.2           2.9
Other expense, net                    0.9              1.0           0.1

Minority interest                      --               --            --
                                    -----            -----         -----
Income(loss) before
    (benefit) from
    income taxes                     (2.0)            (3.0)          0.1
Benefit from
    income taxes                     (1.3)            (1.2)         (0.6)
                                    -----            -----         -----
Net income(loss)                     (0.7)%           (1.8)%         0.7%
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

         The Company's fiscal year ends on the last Saturday in December. The fiscal years from 1995 through 1997 ended on December 30, 1995, December 28, 1996 and December 27, 1997 and included 52, 52 and 52 weeks, respectively. The Company's fiscal year normally consists of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.


Results of Operations

         1997 Compared to 1996
         ---------------------

         Total restaurant sales from Company-operated bakery cafes increased 3.1% to $233 million in 1997 from $226 million in 1996 due to several factors. Incremental sales were generated from the opening of 6 new Saint Louis Bread Company-operated bakery cafes opened throughout 1997 and 3 Au Bon Pain and 2 Saint Louis Bread Company-operated bakery cafes opened throughout 1996. In addition, comparable restaurant sales increases in Saint Louis Bread and Au Bon Pain contributed to the sales growth. Restaurant sales increased 18.3% in the Saint Louis Bread business due to the store openings and strong comparable restaurant sales of 9.3%, which were slightly offset by the sale of one Saint Louis Bread Company-operated restaurant in connection with the execution of a franchise area development agreement. Sales from Company-owned restaurants in the Au Bon Pain business unit declined 1.7% as the sales from new Company-operated restaurants and an increase in comparable restaurant of 1.6% sales were more than offset by the effect of the disposition throughout 1997 of a number of underperforming bakery cafes.

         Other revenues increased to $17.7 million in 1997 from $11.3 million in 1996, principally from growth in wholesale sales to $8.0 million in 1997, from $5.7 million in 1996 and an increase in franchise revenue to $9.4 million in 1997, from $5.5 million in 1996. The wholesale sales increase was due to additional customers and distribution. The franchise revenue increase was driven by the execution of new franchise area development agreements, fees from opening new franchise locations and higher royalty income.

         Operating income increased to $7.7 million in 1997 from $330,000 in 1996. Operating income in 1996 included a non-recurring charge recorded by the Company of $4.4 million ($3.8 million after-tax), related principally to the write-down of certain assets under FAS #121. Before the non-recurring charge, operating income increased 61% in 1997 to $2.9 million above 1996, driven by increased sales and contribution, especially in the Saint Louis Bread division, where a significant increase in franchise contribution combined with sales growth and operational efficiencies drove Saint Louis Bread's operating income to nearly double versus 1996. In addition, manufacturing contribution improved versus 1996, as the new production facility opened in 1996 in Mexico, MO stabilized its operating performance.

         Operating margin in the Au Bon Pain business unit declined by .5 points in 1997 versus 1996, due to higher food and paper costs of 1.2 points caused by higher commodity costs for butter and less than full capacity in the manufacturing facility in Mexico, Missouri. Restaurant operating expenses decreased by .7 points as sales growth and the closing of unprofitable restaurants provided leverage against occupancy and store overhead costs. Depreciation and amortization and general and administrative expenses as a percentage of revenue remained flat with the prior year.

         Operating margin in the Saint Louis Bread business unit increased by
4.3 points versus the prior year, as higher sales leveraged the fixed costs within the operational expenses and significantly higher franchise contribution increased operating margin. Food and paper costs were .4 points lower in 1997 versus 1996, as operational efficiencies offset commodity cost increases. Restaurant operating expenses as a percentage of revenue declined by 1.3 points with the sales improvement providing leverage against occupancy costs, which declined by .5 points, overhead costs, which declined by .1 points and labor, which declined by .6 points. Franchise contribution grew by over 700%, increasing margin by 1.5 points in 1997 versus 1996, as the broad-based franchise program initiated in 1996 for Saint Louis Bread successfully expanded the number of committed stores to 356 total stores.


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

Benefit from Income Taxes

        The Company had a benefit from income taxes of $2.8 million, $2.9 million and $1.5 million for the years ended December 30, 1995, December 28, 1996 and December 27, 1997, respectively, due to federal and state net operating loss carryforwards, tax credit carryforwards and the fact that the Company has incurred net losses. As of December 27, 1997, the Company had federal and state net operating loss carryforwards of approximately $40.0 million, as well as approximately $3.1 million of tax credit carryforwards available for income tax purposes. Approximately $13.1 million of these carryforwards expire in the years 2000-2002, while the remaining $26.9 million expires in the years 2010-2012. For the year ended December 31, 1997, the Company provided a valuation allowance of $1.3 million to reduce its deferred tax asset to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential expiration of charitable contribution deduction carryforwards and certain state net operating loss carryforwards. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred tax assets on an annual basis.


Net income (loss)

         Higher operating income in 1997 versus 1996 and deferred tax assets generated during 1997 from federal net operating loss carryforwards and tax credit carryforwards (see "Benefit from Income Taxes"), partially offset by higher interest costs incurred in 1997, produced a significant increase in net income for the year ended December 27, 1997 versus a net loss of $4.3 million for the year ended December 28, 1996, which included a non-recurring charge of $3.8 million.

         The lower operating income in 1996 versus 1995, combined with higher interest expense and other expense, net resulted in a net loss of $4.4 million in 1996, as compared with a net loss of $1.6 million in 1995. The higher interest expense was due primarily to higher average long-term debt outstanding, as higher average interest rate due to the issuance of $15 million senior subordinated debentures in July, 1996 which carry a significantly higher coupon rate than the other outstanding long-term debt.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $853,000 at December 27, 1997 from $2.6 million at December 28, 1996. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes and maintaining or remodeling existing bakery cafes and working capital. To date, the

Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Net cash provided by net income plus depreciation was $17.3 million in 1997 versus $10.3 million in 1996. A total of $13.5 million was provided by operating activities in 1997 compared to $14.8 million in 1996. In 1997, funds provided by operating activities were primarily the result of an increase in accrued expenses, offset by growth in accounts receivable and a decrease in accounts payable. In 1996, funds provided by operating activities were primarily the result of an increase in accounts payable and accrued expenses, offset by growth in accounts receivable and inventories.

         The Company utilized $7.7 million and $21.8 million for investing activities in 1997 and 1996, respectively. The investing activities in 1997 resulted primarily from three transactions. In the third quarter of 1997, the Company sold its interest in Peet's Coffee and Teas, Incorporated back to Peet's for $2 million in cash, resulting in a pre-tax gain of $930,000. Also in the third quarter of 1997, the Company sold a Saint Louis Bread cafe for $1.1 million in cash in conjunction with the execution of a franchise area development agreement, resulting in a pre-tax gain of $325,000. In the fourth quarter of 1997 the Company sold its Woburn, MA office building for $4.9 million in cash, resulting in a gain of $660,000. The pre-tax gains on these transactions were recognized as a component of other expense, net in the Company's consolidated financial statements for the year ended December 27, 1997. The Company used the proceeds of $3.3 million from these transactions to reduce debt during 1997.

         Total capital expenditures in 1997 of $14.7 million were related primarily to the opening of one Au Bon Pain and six Saint Louis Bread new Company-operated bakery cafes and to the construction of four new local Saint Louis Bread commissaries. The expenditures were mainly funded by net cash from operating activities of $13.5 million and cash proceeds from the non-operating transaction described above.

         The Company utilized $7.5 million and generated $3.2 million from financing activities in 1997 and 1996, respectively. The financing activities in 1997 and 1996 resulted primarily from proceeds from and principal payments on long-term debt, and the issuance of common stock under the Company's employee stock option and employee stock purchase plans.

         In 1998, the Company expects to spend approximately $22.0 million for capital expenditures, principally for the opening of new bakery cafes. The Company expects to fund these expenditures substantially through internally generated cash flow.

         On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at increasing fixed rates over the four year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A common stock, depending on the term which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the Company's existing revolving line of credit, management believes it has the capital resources necessary to meet its growth goals through 1999.

         The Company has a $28.0 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate or LIBOR plus 3.0%, at the Company's option. At December 27, 1997, $18.3 million was outstanding under the line of credit and an additional $1,200,000 of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. The revolving line of credit matures on September 30, 1999.

         On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, Au Bon Pain and Saint Louis Bread entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, in their domestic bakery cafes. The Company expects the supply agreements will result in an improved operating margin of approximately .5% of total revenues, along with reduced interest expense. The net proceeds of the sale were used to reduce the $7.9 million outstanding for the Industrial Revenue Bond and $4.9 million for a permanent reduction to the revolving credit line. This reduction of the revolving credit line reduced the total commitment of the Banks in the Credit Agreement so that the amount available under the revolving credit line decreased to $23.1 million from $28 million (see Note 8). In addition, approximately $2 million of related receivables at December 27, 1997 will be used to further reduce debt. The Company expects to recognize a pre-tax loss on the sale of the facility of approximately $700,000 in the Company's results of operations for the first quarter of 1998. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

         Assuming there is no significant change in the Company's business, the Company believes that the existing cash and cash equivalents as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.


Certain Factors Affecting Future Operating Results

         Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "estimates," "projects," "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from those set forth in the forward-looking statements. The amount of cost to the Company under the new Supply Agreements is dependent upon market fluctuations in commodities prices, particularly flour and butter. Additionally, the Company's operating results may be affected by many factors, including but not limited to, variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition and other factors that may affect retailers in general.

         The Company has not completed its assessment of the impact of the Year 2000 issue. It is management's belief that the primary financial systems are Year 2000 compatible. Testing of those systems for compliance is expected to occur during 1998. Many secondary systems associated with the Company's retail operations will require modifications. It is the Company's belief that existing internal Company resources will be adequate to reprogram these Year 2000 modifications. It is expected that the most significant Year 2000 system issue for the Company is with POS systems used by the Au Bon Pain concept. The Company is in negotiations with several vendors to replace the existing POS systems with new state-of-the-art systems. The new systems are expected to be leased at a net incremental cost of approximately $400,000 annually. The incremental cost of the new system is expected to be substantially offset by labor efficiency savings associated with the new POS system.


Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1998. Reclassifications for earlier periods is required for comprehensive purposes. Management does not expect the statement to have an impact on its financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which public companies report information about their operating segments. SFAS No 131 which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenues. Management is currently evaluating the effects of this change on its reporting of segment information. The company will adopt SFAS No. 131 for its fiscal year ending December 26, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following described consolidated financial statements of the Company are included in response to this item:

         Report of Independent Accountants.

         Consolidated Balance Sheets as of December 28, 1996 and December 27, 1997.

         Consolidated Statements of Operations for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997.

         Consolidated Statements of Cash Flows for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997.

         Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Au Bon Pain Co., Inc.:

         We have audited the accompanying consolidated financial statements and the financial statement schedules of Au Bon Pain Co., Inc. as of December 27, 1997 and December 28, 1996, and for each of the three fiscal years in the period ended December 27, 1997. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Au Bon Pain Co., Inc. as of December 27, 1997 and December 28, 1996, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended December 27, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.

                                                  /s/  Coopers & Lybrand L.L.P.
                                                  -----------------------------
                                                  Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 13, 1998, except for Note 17,
as to which the date is March 23, 1998.

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       Dec. 28,    Dec. 27,
                                                        1996         1997
                                                      ---------    --------
ASSETS
Current assets:
 Cash and cash equivalents........................... $  2,579     $    853
 Accounts receivable, less allowance of $104 and
  $134 in 1996 and 1997, respectively................    7,730        9,427
 Inventories (Note 3)................................    8,997        9,117
 Prepaid expenses....................................    2,353          775
 Refundable income taxes.............................    2,117          596
 Deferred income taxes (Note 11).....................      488          600
                                                      --------     --------
      Total current assets...........................   24,264       21,368
                                                      --------     --------

Property and equipment, net (Note 4).................  121,733      112,232
                                                      --------     --------
Other assets:
 Notes receivable (Note 5)...........................    2,291        4,743
 Intangible assets, net of accumulated amortization
  of $4,702 and $6,121 in 1996 and 1997, respectively   32,657       31,361
 Deferred financing costs............................    1,382          953
 Deposits and other (Note 12)........................    9,110        9,097
 Deferred income taxes (Note 11).....................    4,991        6,762
                                                      --------     --------
      Total other assets.............................   50,431       52,916
                                                      --------     --------
      Total assets................................... $196,428     $186,516
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $ 11,141     $  7,071
 Accrued expenses (Note 7)...........................   14,169       13,917
 Current maturities of long-term debt (Note 8).......      702          438
                                                      --------     --------
      Total current liabilities......................   26,012       21,426
Long-term debt (Note 8) .............................   49,736       42,527
Convertible subordinated notes (Note 9)..............   30,000       30,000
                                                      --------     --------
      Total liabilities..............................  105,748       93,953

Commitments and contingencies (Notes 8 and 10).......        -            -
Minority interest....................................      624          289
Stockholders' equity (Note 13):
 Preferred stock, $.0001 par value:
  Class B, shares authorized 2,000,000; issued and
   outstanding 20,000 and 0 in 1996 and 1997,
   respectively......................................        -            -
 Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000; issued
   and outstanding 10,066,671 and 10,187,042 in 1996
   and 1997, respectively............................        1            1
  Class B, shares authorized 2,000,000; issued and
   outstanding 1,647,354 and 1,610,038 convertible
   to Class A, in 1996 and 1997, respectively........        -            -
 Additional paid-in capital..........................   68,075       68,486
 Retained earnings...................................   21,980       23,787
                                                      --------     --------
      Total stockholders' equity.....................   90,056       92,274
                                                      --------     --------
      Total liabilities and stockholders' equity..... $196,428     $186,516
                                                      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                        for the fiscal years ended
                                    ----------------------------------
                                    Dec. 30,     Dec. 28,     Dec. 27,
                                      1995         1996         1997
                                    --------     --------     --------

Revenues:
  Restaurant sales................  $216,411     $225,625     $233,212
  Franchise sales and other
    revenues......................    10,055       11,309       17,678
                                    --------     --------     --------
                                     226,466      236,934      250,890

Costs and expenses:
  Cost of food and paper products.    77,250       85,631       90,385
  Restaurant operating expenses:
    Labor.........................    57,860       60,266       63,593
    Occupancy.....................    26,709       28,529       28,514
    Other.........................    27,592       26,569       27,430
                                    --------     --------     --------
                                     112,161      115,364      119,537
  Depreciation and amortization...    14,879       16,195       16,861
  General and administrative......    12,818       14,979       16,418
  Non-recurring charge (Note 6)...     8,500        4,435            -
                                    --------     --------     --------
                                     225,608      236,604      243,201
                                    --------     --------     --------
Operating income..................       858          330        7,689
Interest expense, net.............     3,363        5,140        7,204
Other expense, net (Notes 4, 12
  and 15).........................     2,016        2,513          212
Minority interest (income)........       (94)         (40)         (42)
                                    --------     --------     --------
Income (loss) before benefit
  from income taxes...............    (4,427)      (7,283)         315
Benefit from income
  taxes (Note 11).................    (2,813)      (2,918)      (1,492)
                                    --------     --------     --------
Net income (loss) ................  $ (1,614)    $ (4,365)    $  1,807
                                    ========     ========     ========

Net income (loss) per common share
 - basic                            $   (.14)    $   (.37)    $    .15
                                    ========     ========     ========
Net income (loss) per common share
 - diluted                          $   (.14)    $   (.37)    $    .15
                                    ========     ========     ========
Weighted average number of shares
  outstanding - basic..............   11,621       11,705       11,766
                                    ========     ========     ========
Weighted average number of shares
  outstanding - diluted............   11,621       11,705       11,913
                                    ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            for the fiscal years ended
                                        ----------------------------------
                                        Dec. 30,     Dec. 28,     Dec. 27,
                                         1995         1996         1997
                                        --------     --------     --------
Cash flows from operations:
  Net income (loss)...................  $ (1,614)    $ (4,365)    $  1,807
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization.....    14,879       16,195       16,861
    Amortization of deferred
      financing costs.................        77          308          619
    Provision for losses on
      accounts receivable.............        73           44           49
    Minority interest.................       (94)         (40)         (42)
    Deferred income taxes.............    (4,234)        (430)      (1,883)
    Non-recurring charge..............     7,770        4,435            -
    Gain on sale of investment........         -            -         (930)
    Gain on sale of property and
      equipment.......................         -            -         (986)
    Loss on disposal of property and
      equipment.......................        31            -          308
Changes in operating assets and
  liabilities:
    Accounts receivable...............       119       (1,178)      (1,747)
    Inventories.......................    (1,779)      (1,221)        (294)
    Prepaid expenses..................      (355)         343        1,514
    Refundable income taxes...........       289       (1,423)       1,521
    Accounts payable..................      (154)         820       (4,070)
    Accrued expenses..................       771        1,287          769
                                        --------     --------     --------
      Net cash provided by operating
        activities....................    15,779       14,775       13,496
                                        --------     --------     --------

Cash flows from investing activities:
    Additions to property and
      equipment.......................   (38,650)     (17,062)     (14,681)
    Proceeds from sale of property
      and equipment...................         -            -        6,044
    Proceeds from sale of investment..         -            -        2,000
    Payments received on notes
      receivable......................        59           82          139
    Increase in intangible assets.....       (50)         (73)        (122)
    Decrease (increase) in deposits
      and other.......................     1,450       (4,321)      (1,058)
    Increase in notes receivable......      (951)        (475)           -
                                        --------     --------     --------
      Net cash used in investing
        activities....................   (38,142)     (21,849)      (7,678)
                                        --------     --------     --------

The accompanying notes are an integral part of the consolidated financial statements.

                                            for the fiscal years ended
                                         ---------------------------------
                                         Dec. 30,     Dec. 28,    Dec. 27,
                                           1995         1996         1997
                                         --------     --------    --------

Cash flows from financing activities:
    Exercise of employee stock
      options.........................       241          184         168
    Issuance of warrants..............         -          679           -
    Proceeds from long-term debt
      issuance........................   115,418       87,561      57,530
    Principal payments on
      long-term debt..................   (87,713)     (83,958)    (65,003)
    Proceeds from issuance of
      common stock....................       346          320         243
    Increase in deferred
      financing costs.................      (152)      (1,211)       (189)
    Decrease in minority interest.....      (349)        (342)       (293)
                                        --------     --------    --------
      Net cash provided by (used
        in) financing activities......    27,791        3,233      (7,544)

Net increase (decrease) in cash
  and cash equivalents................     5,428       (3,841)     (1,726)
Cash and cash equivalents, at
  beginning of period.................       992        6,420       2,579
                                        --------     --------    --------
Cash and cash equivalents, at
  end of period.......................  $  6,420     $  2,579    $    853
                                        ========     ========    ========

Supplemental cash flow information:
  Cash paid during the period for:
         Interest.....................  $  4,097    $   4,637    $  6,602
         Income taxes.................  $  1,543    $     370    $    700
  Satisfaction of Notes Receivable
         in exchange for PP&E.........  $      -    $     356    $      -
  Note received from sale of
      property and equipment..........  $      -    $       -    $  2,591

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           for the fiscal years ended
           December 30, 1995, December 28, 1996 and December 27, 1997
                                 (in thousands)

                           Common Stock         Preferred Stock
                        $.0001 Par Value        $.0001 Par Value
                    Class A         Class B          Class B      Additional               Total
                    -------         -------          -------       Paid-In    Retained  Stockholders'
                Shares  Amount   Shares   Amount  Shares  Amount   Capital    Earnings     Equity
                ------  ------   ------   ------  ------  ------  ----------  --------   ------------
Balance, Dec.
 26, 1994       9,828     $1     1,732      $-      20     $-      $66,204     $27,959    $94,164
Exercise of
 employee
 stock options     45                                                  241                    241
Income tax
 benefit related
 to stock option
 plan                                                                  101                    101
Issuance of
 common stock      31                                                  346                    346
Conversions of
 Class B to
 Class A           25              (25)
Net loss                                                                        (1,614)    (1,614)
                -----     --     -----      --      --     --      -------     -------    -------
Balance, Dec.
 30, 1995       9,929     $1     1,707      $-      20     $-      $66,892     $26,345    $93,293
                -----     --     -----      --      --     --      -------     -------    -------

Exercise of
 employee
 stock options     30                                                  147                    147
Income tax
 benefit related
 to stock option
 plan                                                                   37                     37
Issuance of
 common stock      48                                                  320                    320
Warrants issued
 for debt
 financing                                                             679                    679
Conversions of
 Class B to
 Class A           60              (60)
Net loss                                                                        (4,365)    (4,365)
               ------     --     -----      --      --     --      -------     -------    -------
Balance, Dec.
 28, 1996      10,067     $1     1,647      $-      20     $-      $68,075     $21,980    $90,056
               ------     --     -----      --      --     --      -------     -------    -------

Exercise of
 employee
 stock options     23                                                  152                    152
Income tax
 benefit related
 to stock option
 plan                                                                   16                     16
Issuance of
 common stock      40                                                  243                    243
Conversions of
 Class B to
 Class A           37              (37)
Conversions of
 preferred stock
 to Class A
 common stock      20                              (20)
Net income                                                                       1,807      1,807
               ------     --     -----      --      --     --      -------     -------    -------
Balance, Dec.
 27, 1997      10,187     $1     1,610      $-       0     $-      $68,486     $23,787    $92,274
               ======     ==     =====      ==      ==     ==      =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO. INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business

         Au Bon Pain Co., Inc. and its subsidiaries operate two retail bakery cafe businesses and two franchising businesses under the concept names "Au Bon Pain" and "Saint Louis Bread Company". Certain Saint Louis Bread Company stores began operating under the name "Panera Bread" during 1997. Included in franchise sales and other revenues are sales of product to franchisees and others of $7.4 million, $8.3 million and $11.7 million for the fiscal years ended December 30, 1995, December 28, 1996 and December 27,1997, respectively. Included in costs and expenses are charges related to franchise sales of approximately $1.3 million, $1.9 million and $2.6 million for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997, respectively.


2.       Summary of Accounting Policies

         Principles of Consolidation

         The consolidated statements include the accounts of Au Bon Pain Co., Inc., ABP Holdings, Inc., a wholly owned subsidiary, Saint Louis Bread Company, Inc. ("Saint Louis Bread"), a wholly owned subsidiary, ABP Midwest Manufacturing, a wholly owned subsidiary, and investments in joint ventures in which a majority interest is held (the "Company"). All intercompany balances and transactions have been eliminated.

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

         Reclassifications

         Certain items in the prior year financial statements have been reclassified to conform to current year presentation.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Interest is capitalized in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $792,000, $581,000 and $70,780 in 1995, 1996 and 1997 respectively.

         Intangible Assets

         Intangible assets consist of goodwill arising from the excess cost over the value of net assets of joint ventures, businesses and stores acquired, as well as the original acquisition of the Company. Goodwill is amortized on a straight-line basis over periods ranging from twenty-five to forty years. Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income from acquired businesses with the carrying value of the related intangibles. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors.

         Income Taxes

         The provision for income taxes is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted income tax rates in effect in the years in which the differences are expected to reverse.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's temporary differences consist primarily of depreciation and amortization and reserves.

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

         Capitalization of Certain Development Costs

         The Company capitalizes certain expenses associated with the development and construction of new store locations. Capitalized costs of $2.4 million and $2.7 million as of December 28, 1996 and December 27, 1997, respectively, are recorded as part of the asset to which they relate and are amortized over the asset's useful life.

         Advertising Costs

         Advertising costs are expensed when incurred.

         Pre-Opening Costs

         All pre-opening costs associated with the opening of new retail locations are expensed when incurred.

         Fiscal Year

         The Company's fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 52 weeks for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997.

         Income Per Share Data

         Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, warrants and preferred stock. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted EPS. SFAS 128 has been adopted in the Company's 1997 financial statements with comparable disclosures for the prior year.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Fair Value of Financial Instruments

         The carrying amount of the Company's long term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments.

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1998. Reclassifications for earlier periods is required for comprehensive purposes. Management does not expect the statement to have a material impact on its financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which public companies report information about their operating segments. SFAS No. 131 which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenues. Management is currently evaluating the effects of this change on its reporting of segment information. The company will adopt SFAS No. 131 for its fiscal year ending December 26, 1998.


3.       Inventories

         Inventories consist of the following (in thousands):

                                    December 28,       December 27,
                                        1996               1997
                                    ------------       ------------
Production.......................     $  3,071           $  3,389
Retail stores....................        1,762              1,680
Paper goods......................          456                392
Smallwares.......................        3,161              3,008
Other............................          547                648
                                      --------           --------
                                      $  8,997           $  9,117
                                      ========           ========

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       Property and Equipment

         Major classes of property and equipment consist of the following (in thousands):

                                    December 28,       December 27,
                                        1996               1997
                                    ------------       ------------
Leasehold improvements...........     $ 91,161           $101,619
Machinery and equipment..........       59,414             63,319
Furniture and fixtures...........       19,063             18,603
Construction in progress.........       19,585              1,083
Signage..........................        3,634              3,515
                                      --------           --------
                                       192,857            188,139
Less accumulated depreciation
  and amortization...............       71,124             75,907
                                      --------           --------
Property and equipment, net......     $121,733           $112,232
                                      ========           ========

         In the fourth quarter of 1997 the Company sold its Woburn, MA office building for $4.9 million in cash, resulting in a gain of $660,000. The gain was recognized as a component of other expense, net.

         In the third quarter of 1997, the Company sold a Saint Louis Bread cafe for $1.1 million in cash in conjunction with the execution of a franchise area development agreement, resulting in a pre-tax gain of $325,000. The gain was recognized as a component of other expense, net.

         The Company recorded depreciation expense related to these assets of $13.4 million, $14.7 million and $15.4 million in 1995, 1996 and 1997, respectively.


5.       Notes Receivable

         Notes receivable relate to the sale of certain retail locations and to the funding for the opening of new locations of a franchisee. In the third quarter of fiscal 1997 the Company franchised 11 of its existing ABP stores in the Philadelphia market to ABP Delaware Valley LLC. As part of the sale the Company received a note receivable in the amount of $2.6 million which bears interest at the rate of 8.25% per annum. There was no gain or loss recognized on the transaction. The note requires monthly principal and interest payments of $28,765 commencing in November 1997 which reflect an interest rate of 6.00%. The difference of 2.25% interest shall accrue with respect to the outstanding principal amount of this note. Commencing November 4, 1999, ABP Delaware Valley LLC will make the scheduled payment plus any accrued interest until it is paid in full. The note matures August 11, 2007.

         In addition, the Company holds five additional notes receivable with two other franchisees with an outstanding principal balance of $2.2 million at December 27, 1997. These notes bear interest at between 8.00% and 9.25%. Two of these notes require monthly payments while the remaining three notes require payments of interest with a balloon payment of $1.4 million due in 2004. The notes mature between 2003 and 2004.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       Non-recurring Charges

         During the third quarter of fiscal 1996, the Company recorded a non-recurring charge of $4.4 million principally to reflect a write-down under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of". SFAS 121, adopted at the beginning of fiscal year 1996, establishes accounting standards for recognizing and measuring the impairment of long-lived assets and requires reducing the carrying amount of any impaired asset to fair value. The charge was taken as a result of continued less than expected performance results at certain Au Bon Pain restaurants. The $4.4 million non-cash charge included a $1.4 million goodwill write-down, a $0.6 million fixed asset write-down and a $1.4 million write-down of an office building held for resale. The charge represented a reduction of the carrying amounts of the assets to their estimated fair values as determined by using discounted estimated future cash flows. In addition, the $4.4 million charge included a $1.0 million charge to write-down the book value of six restaurants whose leases expired in 1997 and which were not renewed. For the fifty-two weeks ended December 28, 1996 and December 27, 1997 the restaurants included in the reserve had sales of $3,096,000 and $1,559,000, respectively and a pre-tax loss of $578,000 and $313,000, respectively.

         During the third quarter of fiscal 1995, the Company recorded a non-recurring pre-tax charge of $8.5 million principally to cover the expected costs of closing certain under-performing restaurants. The components of the non-recurring charge included cash costs of approximately $2.1 million for lease obligations, professional and consulting services, employee relocation and termination costs and non-cash charges of approximately $6.4 million related to fixed asset disposals. The store closures were completed in fiscal 1996 for a total cost of approximately $221,000. For the fifty-two weeks ended December 28, 1996 and December 27, 1997 the stores included in the reserve had sales of $4,247,000 and $0, respectively and a pre-tax loss of $946,000 and $209,000, respectively.


7.       Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                       December 28,     December 27,
                                          1996             1997
                                       ------------     ------------
Accrued insurance....................    $ 1,310          $ 1,384
Rent.................................      3,503            3,799
Payroll and related taxes............      2,554            2,182
Interest.............................      1,319            1,390
Other................................      4,649          $ 5,162
                                         -------          -------
                                         $13,335          $13,917
                                         =======          =======

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       Long-term Debt

         Long-term debt consists of the following (in thousands):

                                          December 28,  December 27,
                                              1996          1997
                                          ------------  ------------
Revolving credit line at prime + .5%
  (9.00% at December 27, 1997).........     $22,000       $18,326
Term loan - variable rate................     3,533             -
Industrial development bond for
  Mexico, Missouri plant at weekly
  floating rate (4.25% at
  December 27, 1997)...................       8,300         7,900
Loan with Cigna Insurance at prime less
  .75% (7.75% at December 27, 1997).....      2,000         2,000
Term loan at 7.0% payable in
  annual installments of $50,000
  including interest, due January
  2001.................................         205           169
Senior Subordinated Debenture (13.00%
  at December 27, 1997)................      14,400        14,570
                                            -------       -------
Total debt.............................      50,438        42,965
Less current maturities................         702           438
                                            -------       -------
Total long-term debt...................     $49,736       $42,527
                                            =======       =======

         As of both December 28, 1996 and December 27, 1997, the Company had a $28 million unsecured revolving line of credit. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, the merger, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants, the most restrictive being a debt to net worth ratio. There is a fee of 3/8% of the unused portion of the revolving line of credit. Available unused borrowings totaled approximately $5.1 million at December 28, 1996 and $8.5 million at December 27, 1997. At December 28, 1996 and December 27, 1997 the Company had outstanding letters of credit against the revolving line of credit aggregating $0.9 million and $1.2 million, respectively. Interest is calculated on the $3.5 million term loan at the lower of prime plus .5% or LIBOR plus an amount ranging from 1.25% to 3.0% depending on certain financial tests. Interest-only payments are due under the revolving credit line monthly, in arrears, with principal balance payable at maturity September 30, 1999.

         In March 1995, the Company signed a note for the purpose of purchasing a building in Woburn, MA. The Company had originally planned to move their corporate offices to this location. Principal and interest on the note were paid quarterly, with interest being calculated based on the applicable Eurodollar rate plus .75%. Under the term loan, the Company had the right, at its election, to repay the outstanding amount as a whole or in part, at any time without penalty or premium. The Company sold the building in December of 1997 and retired the note which had a balance of $3.2 million.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In July, 1995 the Company obtained an industrial development bond issued by the City of Mexico, Missouri, secured by a $8.7 million letter of credit with a commercial bank. The bond matures in July, 2000 and interest is payable monthly at a weekly floating rate, which was 4.25% on December 27, 1997.

         On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging from 11.25% to 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A Common Stock, depending on the term which the debentures remain outstanding and certain future events. At December 27, 1997, 400,000 warrants were issued and outstanding, all of which were vested.

         The Company has recognized interest expense of $3.4 million, $5.1 million and $7.2 million as of December 30, 1995, December 28, 1996, and December 27, 1997, respectively.

         Maturities of debt outstanding at December 27, 1997 are as follows (in thousands):

1998........................... $   438
1999...........................  20,867
2000...........................  15,013
2001...........................     447
2002...........................     500
Thereafter.....................   5,700
                                -------
                                $42,965
                                =======


9.       Convertible Subordinated Notes

         In December 1993, the Company issued $30.0 million of its unsecured 4.75% Convertible Subordinated Notes due 2001 ("1993 Notes"). The 1993 Notes are convertible at the holders' option into shares of the Company's Class A Common Stock at $25.50 per share. In December 1997, the Company could have, at its option, redeemed all or a part of the outstanding 1993 Notes upon payment of a premium. The Company did not redeem all or part of the outstanding notes. The note agreement requires the Company to maintain minimum permanent capital, as therein defined.


10.      Commitments

         The Company is obligated under noncancelable operating leases for a production facility, a commissary and retail stores. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Substantially all store leases provide for contingent rental payments based on sales in excess of specified amounts.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Aggregate minimum requirements under these leases are, as of December 27, 1997, approximately as follows (in thousands):

1998........................... $ 20,047
1999...........................   18,473
2000...........................   17,217
2001...........................   15,010
2002...........................   12,914
Thereafter.....................   40,907
                                --------
                                $124,568
                                ========

         Rental expense under long-term leases was approximately $22.3 million, $29.3 million and $24.5 million in 1995, 1996 and 1997, respectively, which included contingent rentals of approximately $2.9 million, $3.0 million and $3.0 million, respectively.


11.      Income Taxes Payable

         The benefit from income taxes in the consolidated statements of operations is comprised of the following (in thousands):

                         December 30,   December 28,   December 27,
                             1995           1996           1997
                         ------------   ------------   ------------
Current:
  Federal...............   $ 1,202        $(1,650)      $   259
  State.................       219           (838)          132
                           -------        -------       -------
                             1,421         (2,488)          391
                           -------        -------       -------

Deferred:
  Federal...............    (3,597)          (365)       (1,433)
  State.................      (637)           (65)         (450)
                           -------        -------       -------
                            (4,234)          (430)       (1,883)
                           -------        -------       -------
Total benefit from
  income taxes..........   $(2,813)       $(2,918)      $(1,492)
                           =======        =======       =======


         A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                      1995        1996       1997
                                     ------      ------     ------
Statutory rate (benefit)...........  (34.0)%     (34.0)%     34.0%
State income taxes, net of
  federal tax benefit..............   (4.0)        2.2     (432.8)
Utilization of tax credits.........   (2.8)          -          -
Charitable contributions...........   (4.0)       (3.7)     (89.9)
Company-owned Life Insurance
(See Note 12)......................  (28.8)      (15.4)    (451.0)
Non-deductible goodwill and meals
  and entertainment................    5.7         9.1       51.0
Other, net.........................    4.3         1.8        (.4)
Change in valuation allowance......      -           -      415.4
                                     -----       -----     ------
                                     (63.6)%     (40.0)%   (473.7)%
                                     =====       =====     ======

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The tax effects of the significant temporary differences which comprise the deferred tax assets are as follows (in thousands):

                                       1996        1997
                                     --------    ------
Current assets:
  Receivables Reserve.............   $   42      $   56
  Accrued Expenses................      368         544
  Other reserves...................      78           -
                                      -----      ------
                                        488         600
Non-current assets/liabilities:
  Property, plant and equipment....     799         443
  Accrued expenses.................   1,073       1,135
  Goodwill.........................  (1,325)     (1,648)
  Tax credit carried forward.......   2,862       3,368
  Net operating loss carried
    forward........................   1,363       4,484
  Charitable contribution carried
    forward .......................     219         296
  Other reserves...................       -          (8)
                                     ------      ------
                                      4,991       8,070

    Total Deferred Tax Asset.......   5,479       8,670
    Valuation Allowance............       -      (1,308)
                                     ------      ------
Total net deferred tax asset.......  $5,479      $7,362
                                     ======      ======


         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential expiration of charitable contribution deduction carryforwards and certain state net operating loss carryforwards. The Company estimates that after filing its federal income tax returns for the year ended December 27, 1997, it will have net operating losses of $5,844,000 which can be carried forward from thirteen to fifteen years to offset Federal taxable income. The Company also estimates that after filing its state income tax returns for the year ended December 27, 1997 it will have state net operating losses of $13,142,000 which can be carried forward from three to five years and $20,693,000 which can be carried forward from thirteen to fifteen years to offset state taxable income. The Company has Federal jobs tax credit carryforwards of approximately $594,000 which expire in twelve to thirteen years. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $2,499,000 which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.      Deposits and Other

         During fiscal 1997, the Company established a $4.3 million deposit with its distributor. This financial arrangement allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion.

         In the third quarter of 1997, the Company sold its interest in Peet's Coffee and Teas, Incorporated back to Peet's for $2 million in cash, resulting in a pre-tax gain of $930,000. The gain was recognized as a component of other expense, net.

         During fiscal year 1994, the Company established a company-owned life insurance program ("COLI") covering a substantial portion of its employees. At December 27, 1997, the cash surrender value and prepaid premiums of $75.9 million and the insurance policy loans of $74.8 million were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 10.3%. Tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program in the third quarter of 1996. The Company included $.5 million of expenses in other (income) expense, net, relating to COLI in 1997.


13.      Stockholders' Equity

         Class B Preferred Stock

         In April 1994, the Company issued 20,000 shares of Class B Preferred Stock (Series 1) as part of the ABP Midwest acquisition. In 1997 these shares were converted to Class A Common Stock.

         Common Stock

         Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder's option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 27, 1997, 7,589,719 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company's 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors and conversion of the 1993 Notes (see Note 9).

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Registration Rights

         Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company's expense.

         1992 Equity Incentive Plan

         In May 1992, the Company adopted its Equity Incentive Plan ("Equity Plan") to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 950,000 shares of Class A Common Stock was initially reserved for awards under the Equity Plan. The Equity Plan was amended by the Board of Directors and the stockholders in May 1994 and June 1997 to increase the number of shares available thereunder from 950,000 to 2,500,000, and from 2,500,000 to 4,300,000 respectively. Awards under the Equity Plan can be in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock or stock units.

         Activity under the Equity Plan and its predecessor is summarized below:

                                              Weighted Average
                                    Shares    Exercise Price
                                  ----------  ----------------
Outstanding at December 31, 1994   1,407,313       $18.50
  Granted.......................   1,543,052       $ 7.47
  Exercised.....................     (45,425)      $ 5.30
  Canceled......................  (1,473,503)      $17.88
                                  ----------       ------
Outstanding at December 30, 1995   1,431,437       $ 7.32
  Granted.......................     742,345       $ 7.67
  Exercised.....................     (30,200)      $ 4.87
  Canceled......................    (211,548)      $ 7.92
                                  ----------       ------
Outstanding at December 28, 1996   1,932,034       $ 7.42
  Granted.......................   1,226,169       $ 7.49
  Exercised.....................     (23,148)      $ 6.56
  Canceled......................    (143,537)      $ 8.05
                                  ----------       ------
Outstanding at December 27, 1997   2,991,518       $ 7.44
                                  ==========       ======


         Options vest over a five year period and must be exercised within ten years from the date of the grant. Of the options at December 27, 1997, 1,168,134 were vested and exercisable.

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

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         Each option granted is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company has granted 113,248 options under this plan as of December 27, 1997.

         Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected the disclosure-only alternative and, accordingly, no compensation costs have been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) for the years ended December 28, 1996 and December 27, 1997 would have been increased to the pro forma amounts indicated below:


                   1995                        1996                      1997
         -------------------------  -------------------------  -------------------------
          Net Loss       Net Loss    Net Loss       Net Loss    Net Income    Net Income
         (in thousands)  Per Share  (in thousands)  Per Share  (in thousands) Per Share
As
Reported  $(1,614)       $(.14)      $(4,365)       $(.37)      $1,807        $.15

Pro
Forma     $(1,819)       $(.16)      $(4,965)       $(.42)      $  953        $.08

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

         The fair value of the options granted during 1995, 1996 and 1997 is $3.20 per share, $3.46 per share and $3.69 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 35% in 1995 and 1996 and 40% in 1997, risk-free interest rate of 6.14% in 1995, 5.99% in 1996 and 6.38% in 1997, and an expected life of 6 years.

         The following table summarizes information concerning currently outstanding and exercisable options:

                             Options                     Options
                           Outstanding                 Exercisable
               --------------------------------  ----------------------
                            Weighted
                             Average
   Range of                Remaining   Weighted                Weighted
   Exercise       Number   Contractual  Average      Number     Average
    Price      Outstanding    Life       Price    Exercisable   Price
------------   ----------- ----------- --------   -----------  --------
$ 4.50- 6.75      259,013     6.13      $ 6.16       141,780    $ 6.04
$ 6.75-10.13    2,711,240     8.20      $ 7.51     1,020,003    $ 7.32
$10.13-15.19       20,089     8.36      $13.07         5,812    $12.91
$15.19-21.25        1,176     6.92      $21.25           539    $23.16
                ---------     ----      ------     ---------    ------
                2,991,518     7.93      $ 7.44     1,168,134    $ 7.20


         1992 Employee Stock Purchase Plan

         In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan ("1992 Purchase Plan") to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was amended in June 1997 by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 150,000 to 350,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee's prior year compensation) at 85% of the fair market value of the Class A Common Stock at the date of purchase.


14.      Employee Benefit Plans

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

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


disability or death. The Company does not currently contribute to the Savings Plan.

         The Saint Louis Bread Company Employee 401(k) Plan ("Saint Louis Bread Savings Plan") adopted by the former Saint Louis Bread Company in 1993 under
Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the "Saint Louis Bread Savings Plan" was merged into the Au Bon Pain "Savings Plan". Plan participants of the "Saint Louis Bread Savings Plan" retained the matching contributions made through 1996 with a vesting schedule of seven years. There has been no further matching as of December 27, 1997.


15.      Litigation Settlement

         During the third quarter of 1997, the Company entered into a definitive agreement to settle a lawsuit filed by a former vendor of the Company. The Company recognized a charge of $675,000 in the third quarter of 1997 as a component of other expense(income), net, to cover the settlement and other expenses incurred in connection therewith.


16.      Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              For the fiscal years ended
                                       ---------------------------------------
                                       Dec. 30,       Dec. 28,        Dec. 27,
                                         1995           1996           1997
                                       --------       --------        --------

Net income (loss) used in net
  income (loss) per common share
  - basic                              $ (1,614)      $ (4,365)       $  1,807
Net income (loss) used in net
  income (loss) per common share
  - diluted                            $ (1,614)      $ (4,365)       $  1,807

Weighted average number of
  shares outstanding - basic             11,621         11,705          11,766
    Effect of dilutive securities:
      Employee stock options                 --             --              42
      Stock warrants                         --             --             105
                                       --------       --------        --------
Weighted average number of shares
  outstanding - diluted                  11,621         11,705          11,913
Net income (loss) per common
  share - basic                        $  (0.14)      $  (0.37)       $   0.15
Net income (loss) per common
  share - diluted                      $  (0.14)      $  (0.37)       $   0.15


         During 1995, 1996 and 1997, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


issuance of $30 million of convertible subordinated notes (see Note 9). These shares were not included in the computation of diluted earnings per share for the fiscal years ended December 30, 1995, December 28, 1996 or December 27, 1997 because the addition of interest expense, after the effect of income taxes, of $855,000 to net income (loss) would have been antidilutive.

         During 1995 and 1996, options to purchase 422,080 and 248,450 shares of common stock at an average price of $6.69 and $5.77 per share, respectively, and warrants to purchase 0 and 96,000 shares of common stock at $5.62 per share were outstanding but were not included in the computation of diluted earnings per share for the fiscal years ended December 30, 1995 or December 28, 1996 because the effect would have been antidilutive.


17.  Subsequent Event

         On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, Au Bon Pain and Saint Louis Bread entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, in their domestic bakery cafes. The Company expects the supply agreements will result in an improved operating margin of approximately .5% of total revenues, along with reduced interest expense. The net proceeds of the sale were used to reduce the $7.9 million outstanding for the Industrial Revenue Bond and $4.9 million for a permanent reduction to the revolving credit line. This reduction of the revolving credit line reduced the total commitment of the Banks in the Credit Agreement so that the amount available under the revolving credit line decreased to $23.1 million from $28 million (see Note 8). In addition, approximately $2 million of related receivables at December 27, 1997 will be used to further reduce debt. The Company expects to recognize a pre-tax loss on the sale of the facility of approximately $700,000 in the Company's results of operations for the first quarter of 1998. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before April 27, 1998. If for any reason such a statement is not filed within such period, this Report will be appropriately amended.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1. FINANCIAL STATEMENTS.

         The following described consolidated financial statements of the Company are included in this report:

             Report of Independent Accountants.

             Consolidated Balance Sheets at December 28, 1996 and December 27, 1997.

             Consolidated Statements of Operations for the years ended December 30, 1995, December 28, 1996 and December 27, 1997.

             Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 28, 1996 and December 27, 1997.

             Consolidated Statements of Stockholders' Equity for the years ended December 30, 1995, December 28, 1996 and December 27, 1997.

             Notes to Consolidated Financial Statements.

             2. FINANCIAL STATEMENTS SCHEDULE.
                -----------------------------

             The following financial statement schedule for the Company is filed herewith:

             Schedule II - Valuations and Qualifying Accounts.


                                                                     Schedule II

                             AU BON PAIN CO., INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

================================================================================
                                   Balance at                          Balance
                                   beginning                            at end
Description:                       of period   Additions   Deductions  of period
--------------------------------------------------------------------------------
Allowance for Doubtful Accounts

Fiscal Year ended Dec. 30, 1995      $ 76       $   73        $89       $   60
Fiscal Year ended Dec. 28, 1996      $ 60       $   69        $25       $  104
Fiscal Year ended Dec. 27, 1997      $104       $   49        $19       $  134

Valuation Allowance

Fiscal Year ended Dec. 27, 1997      $  0       $1,308        $ 0       $1,308

         All other schedules are omitted because not applicable or not required by Regulation S-X.

             3. EXHIBITS.
                --------

Exhibit
 NUMBER           DESCRIPTION
-------           -----------
2.1 Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement, dated as of March 23, 1998.*

3.1 Certificate of Incorporation of Registrant, as amended to June 2, 1991. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

4.1.1 Amended and Restated Revolving Credit Agreement dated as of February 13, 1998 among the Issuer, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., BankBoston, N.A., USTrust and BankBoston N.A. as Agent.*

4.1.2 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of BankBoston, N.A.*

4.1.3 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of USTrust.*

4.2 Form of 4.75% Convertible Subordinated Note due 2001. Incorporated by reference to Registrant's Form 8-K filed December 22, 1993,
             Exhibit 4.

4.3.1 Investment Agreement dated as of July 24, 1996 by and between Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 4.3.1 of Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

4.3.2 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $3,600,000 from Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Allied Capital Corporation. Incorporated by reference to Exhibit
             4.3.2 of Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

4.3.3 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $7,500,000 to Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Capital Trust Investments, Ltd. Incorporated by reference to
             Exhibit 4.3.3 of Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

4.3.4 Senior Subordinated Debenture dated as of July 24, 1996 in the amount of $3,900,000 from Au Bon Pain Co., Inc., Saint Louis Bread Company, Inc., and ABP Midwest Manufacturing Co., Inc. payable to Allied Capital Corporation II. Incorporated by reference to Exhibit
             4.3.4 of Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

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

10.5.1 Loan Agreement dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and ABP Midwest Manufacturing Co., Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5.2 Promissory Note issued by ABP Midwest Manufacturing Co., Inc. in the face amount of $8,741,370. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.6.1 Employment Agreement between the Registrant and Richard Postle. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.+

10.6.2 Employment Agreement between the Registrant and Robert Taft. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.6.3 Employment Agreement between the Registrant and Maxwell Abbott. Incorporated by reference to Exhibit 10.6.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.6.4 Employment Letter between the Registrant and Samuel Yong. Incorporated by reference to Exhibit 10.6.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.7.1 Form of Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II, and Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 10.7.1 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.7.2 Form of Contingent Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II and Capital Trust Investments, Ltd. Incorporated by reference to
             Exhibit 10.7.2 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.7.3 Form of Stock Purchase Warrant from Au Bon Pain Co, Inc. to Princes Gate Investors, L.P., Acorn Partnership I L.P., PG Investments Limited, PGI Sweden AB and Gregor Von Open. Incorporated by reference to Exhibit 10.7.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.7.4 Registration Rights Agreement dated as of July 24, 1996 among Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, Gregor Von Open and Au Bon Pain Co., Inc., Incorporated by reference to
             Exhibit 10.7.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.8.4 Form of Rights Agreement, dated as of October 21, 1996 between the Registrant and State Street Bank and Trust Company. Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 000-19253).

10.9 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998.*

10.10 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998.*

21 Registrant's Subsidiaries. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

23.1         Consent of Coopers & Lybrand L.L.P.*

27           Financial Data Schedule.*

--------------------------
* Filed herewith.
+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                              AU BON PAIN CO., INC.



                              By: /S/  LOUIS I. KANE
                                  ---------------------------------------------
                                  Louis I. Kane
                                  Co-Chairman

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature                    Title                             Date
---------                    -----                             ----



/S/  LOUIS I. KANE           Co-Chairman                      March 25, 1998
--------------------------
Louis I. Kane



/S/  RONALD M. SHAICH        Co-Chairman and                  March 25, 1998
--------------------------   Principal Executive
Ronald M. Shaich             Officer



/S/  FRANCIS W. HATCH        Director                         March 25, 1998
--------------------------
Francis W. Hatch



/s/  GEORGE E. KANE          Director                         March 27, 1998
--------------------------
George E. Kane



                             Director                         _________________
--------------------------
James R. McManus



/S/  HENRY J. NASELLA        Director                         March 25, 1998
--------------------------
Henry J. Nasella



/S/  JOSEPH P. SHAICH        Director                         March 25, 1998
--------------------------
Joseph P. Shaich



/S/  ANTHONY J. CARROLL      Senior Vice President,           March 25, 1998
---------------------------  Treasurer and Principal
Anthony J. Carroll           Accounting Officer

                                 Exhibit Index


Exhibit                       Item                                                   Page
-------                       ----                                                   ----
2.1          Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP
             Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement,
             dated as of March 23, 1998.*

4.1.1        Amended and Restated Revolving Credit Agreement dated as of
             February 13, 1998 among the Issuer, Saint Louis Bread Company,
             Inc., ABP Midwest Manufacturing Co., Inc., BankBoston, N.A.,
             USTrust and BankBoston N.A. as Agent.*

4.1.2        Amended and Restated Revolving Credit Note dated as of February 13,
             1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest
             Manufacturing Co., Inc. in favor of BankBoston, N.A.*

4.1.3        Amended and Restated Revolving Credit Note dated as of February 13,
             1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest
             Manufacturing Co., Inc. in favor of USTrust.*

10.9         Bakery Product Supply Agreement by and between Bunge Foods
             Corporation and Saint Louis Bread Company, Inc. dated as of March
             23, 1998.*

10.10        Bakery Product Supply Agreement by and between Bunge Foods
             Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998.*

23.1         Consent of Coopers & Lybrand L.L.P.*

27           Financial Data Schedule.*