Form 10-K/A
period 1997-12-27
AU BON PAIN CO INC
filed 1998-04-27
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                   FORM 10-K/A

                         -------------------------------

                                  AMENDMENT TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                         COMMISSION FILE NUMBER 0-19253

                         -------------------------------

                              AU BON PAIN CO., INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         04-2723701
             --------                                         ----------
   (State or other jurisdiction                             (I.R.S. employer
        of incorporation or                               identification No.)
           organization)

19 FID KENNEDY AVENUE,BOSTON, MASSACHUSETTS                     02210
-------------------------------------------                  ----------
  (Address of principal executive offices)                   (Zip Code)


                                 (617) 423-2100
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1
                                 ---------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 27, 1997 on Form 10-K as set forth in the pages attached hereto:


     1. Part III: Item 10 - Directors and Executive Officers of the Registrant.

     2. Part III: Item 11 - Executive Compensation.

     3. Part III: Item 12 - Security Ownership of Certain Beneficial Owners
                  and Management.

     4. Part III: Item 13 - Certain Relationships and Related Transactions.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        Background Information Regarding Directors and Executive Officers

        The following table and biographical descriptions sets forth information regarding the principal occupation, other affiliations, committee memberships and age, for each Director in office and the executive officers of the Company who are not Directors, based on information furnished to the Company by each director and officer. The following information is as of April 17, 1998 unless otherwise noted.

                                                                                  Term as a
        Name                          Age      Position with Company            Director Ends
        ----                          ---      ---------------------            -------------

    George E. Kane (3).........        93      Director                               1998
    Henry J. Nasella (1)(2)....        51      Director                               1998
    Francis W. Hatch (1)(2)(3).        72      Director                               1999
    Louis I. Kane..............        67      Co-Chairman, Director                  2000
    James R. McManus (1)(2)....        64      Director                               2000
    Ronald M. Shaich...........        44      Co-Chairman, Director, Chief           1999
                                               Executive Officer

------------

(1)  Member of the Compensation and Stock Option Committee.
(2)  Member of the Committee on Nominations.
(3)  Member of the Audit Committee.

        GEORGE E. KANE, Director since November 1988. Mr. Kane was a Director of the Company from March 1981 to December 1985 and a Director Emeritus from December 1985 to November 1988. Mr. Kane retired in 1970 as President of Garden City Trust Company (now University Trust Company). Mr. Kane is an Honorary Director of USTrust. Mr. Kane is the father of Louis I. Kane.

        HENRY J. NASELLA, Director since June 1995. Mr. Nasella has been the President, Chief Executive Officer and Chairman of Star Markets Company, Inc. from September 1994. From January 1994 to September 1994, he was a principal of Phillips-Smith Specialty Venture Capital. From 1988 to July 1993, Mr. Nasella served as the President and Chief Operating Officer of Staples, Inc. Mr. Nasella served as President and Chief Executive Officer of Staples USA (Domestic) from 1992 to July 1993. Mr. Nasella currently is a member of the Board of Visitors of Northeastern University School of Business and a member of the Board of Trustees of Northeastern University Corporation.

        FRANCIS W. HATCH, Director since February 1983. Mr. Hatch is a trustee of certain private trusts, and also serves as a director of various corporations.

        LOUIS I. KANE, Director since 1981, co-founder of the Company and Co-Chairman of the Board since January 1988. From January 1988 to May 1994, Mr. Kane served as Co-Chief Executive Officer of the Company. From March 1981 to January 1988, Mr. Kane served as Chairman and Chief Executive Officer of the Company. Beginning in August 1978, Mr. Kane was Chief Executive Officer of Au Bon Pain Corporation, an operator of French bakeries and a predecessor of the Company.

        JAMES R. MCMANUS, Director since October 1987. Since 1971, Mr. McManus has been Chairman, Chief Executive Officer and founder of Marketing Corporation of America, Westport, Connecticut, a marketing consulting and marketing services firm which advises companies in the consumer products and services industry. Mr. McManus is also a director of First Brands Corporation. On February 1, 1994, Mr. McManus resigned as President and Chief Executive Officer of Business Express, Inc., a regional airline operating in the northeastern United States. On January 22, 1996, a petition for Chapter XI Bankruptcy Protection was filed against Business Express, Inc. in federal Bankruptcy Court in Manchester, New Hampshire by Saab Aircraft of America and two of its operating subsidiaries.

        RONALD M. SHAICH, Director since 1981, co-founder of the Company, Co-Chairman of the Board since January 1988 and Chief Executive Officer since May 1994. From January 1988 to May 25, 1994, Mr. Shaich served as Co-Chief Executive Officer of the Company.

Executive Officers Who Are Not Directors

        MAXWELL T. ABBOTT, 51, Senior Vice President Technical Services since June 1995. Prior to that time and for the five years preceding December 27, 1997, Mr. Abbott was Senior Vice President - Research and Development of Long John Silver's, Inc.

        MARK A. BORLAND, 45, Executive Vice President since January 1993 and President, Manufacturing Services Division since January 1995. Prior to January 1995 and from May 1992, Mr. Borland served as Executive Vice President of Au Bon Pain Retail Operations and Manufacturing Operations. Prior to May 1992, Mr. Borland served as Vice President Manufacturing Operations of the Company.

        ANTHONY J. CARROLL, 46, Senior Vice President and Chief Financial Officer since November 1988. Mr. Carroll has also served as Treasurer of the Company since 1992.

        MARIEL CLARK, 41, Senior Vice President Corporate Human Resources since July 1994. Prior to that and since January 1993, Ms. Clark served as Vice President Human Resources. From November 1990 to June 1992, Ms. Clark served as a principal of Bridges.

        THOMAS R. HOWLEY, 47, Vice President, General Counsel and Assistant Secretary since January 1993. Prior to that time and for the five years preceding December 28, 1996, Mr. Howley was an attorney with the law firm of Rackemann, Sawyer & Brewster.

        RICHARD C. POSTLE, 49, Executive Vice President and President, Saint Louis Bread Company, Inc. since August 1995. From August 1994 through August 1995, Mr. Postle was President and Chief Operating Officer of Checker Drive-In Restaurants, Inc. From January 1992 through August 1994, Mr. Postle was Senior Vice President, Operations of KFC-USA. From 1988 through December 1991, Mr. Postle was Chief Operating Executive of Brice Foods Inc.

        ROBERT TAFT, 45, Executive Vice President since February 1997 and President, Au Bon Pain Retail Stores Business Unit since October 1996. From June 1996 to October 1996, Mr. Taft was Executive Vice President of Golden Corral and from November 1993 to May 1996 he was President and Chief Executive Officer of Papa Gino's. Mr. Taft was previously President of Skippers, Inc.

        SAMUEL H. YONG, 48, Executive Vice President and President, International and Trade Channels Business Unit since January 1994. From April 1989 to December 1993, Mr. Yong served as Managing Director for Burger King Asia Pacific Private, Ltd.


                        COMPLIANCE WITH SECTION 16(a) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and Nasdaq. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        In accordance with the provisions of Item 405 of Regulation S-K, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 27, 1997, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were satisfied, with the exception of a Form 4 that was not timely filed on behalf of James R. McManus.


Item 11. Executive Compensation.

                               COMPENSATION TABLES

        The following tables set forth information concerning the compensation paid or accrued by the Company during the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997, to or for the Company's Chief Executive Officer and its four other most highly compensated executive officers whose salary and bonus combined exceeded $100,000 for fiscal year 1997 (hereinafter referred to as the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                            Annual                                                         Long-Term
                          Compensation                                                    Compensation
                          ------------                                                    -------------       All Other
     Name and                                Salary        Bonus       Other Annual       Options/SARs      Compensation
  Principal Position          Year            ($)           ($)          Comp. ($)            (#)                ($)
  ------------------          ----           ------        -----       ------------       -------------     ------------
Ronald M. Schaich             1997          250,000           -           1,428            400,000(a)
  Co-Chairman and Chief       1996          249,519           -           1,428                -
  Executive Officer           1995          241,346           -           1,428            100,000(b)

Louis I. Kane                 1997          250,000           -          17,640            400,000(a)
  Co-Chairman                 1996          249,519           -          17,640                -
                              1995          241,346           -           9,828            100,000(b)

Richard C. Postle             1997          295,192        75,000         8,846             10,000
  President, Saint Louis      1996          250,000        75,000         7,436             35,000(c)
  Bread Business Unit         1995           77,885           -           1,538             46,822             35,000(f)

Robert C. Taft (e)            1997          250,000        88,850         5,924             10,000
  President, Au Bon           1996           42,308        21,150         1,826             50,000(d)
  Pain Retail Stores
  Business Unit

Samuel H.  Yong               1997          175,377        51,465         5,975             45,000
  President, International    1996          170,000        57,375         6,600             13,763
  and Trade Channels          1995          161,634        67,575         6,600             16,259
  Business Unit

(a) Consists of a ten-year option, vesting equally over a five year period beginning June 12, 1997 and is subject to continued employment.
(b) Consists of an option for 100,000 shares granted in fiscal 1996 in order to reflect compensation earned for performance in fiscal 1995.
(c) Includes of an option for 5,000 shares granted in fiscal 1997 in order to reflect compensation earned for performance in fiscal 1996.
(d) Represents a one time hire grant.
(e) Mr. Taft began his employment with the Company in October 1996.
(f) Represents one time relocation payment.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                           ----------------------------
                                             Percent of                                                  Potential Realizable
                           Number of            Total                                                    Annual Rates of Stock
                          Securities          Options /                                                 Valued at Assumed Price
                          Underlying            SARs                                                         Appreciation
                           Options /         Granted to                                                 Prices for Option Term
                             SARs             Employees        Exercise or                                       ($)*
                            Granted           in Fiscal        Base Price         Expiration            -----------------------
        Name                  (#)               Year            ($ / Sh)             Date                  5%              10%
        ----                  ---               ----            --------             ----                  --              ---
Ronald M. Shaich           400,000            32.6%              $7.50               6/12/07           $1,886,684      $4,781,227

Louis I. Kane              400,000            32.6%              $7.50               6/12/07           $1,886,684      $4,781,227

Richard C. Postle           10,000             0.8%              $8.63               12/2/07              $54,274        $137,540

Robert C. Taft              10,000             0.8%              $8.63               12/2/07              $54,274        $137,540

Samuel H. Yong              45,000             3.7%              $7.88               8/21/07             $223,006        $565,141

* The dollar amounts in this table are the result of calculations at stock appreciation rates specified by the Securities and Exchange Commission and are not intended to forecast actual future appreciation rates of the Company's stock price.


                        FISCAL YEAR-END OPTION/SAR VALUES

                                                        Number of Securities
                                                       Underlying Unexercised
                                                    Options / SARs at FY-End (#)
                                                    ----------------------------
Name                                                Exercisable / Unexercisable
----                                                ---------------------------
Ronald M. Shaich.................................         277,330/400,000

Louis I. Kane....................................         277,330/400,000

Richard C. Postle................................          11,706/80,116

Robert C. Taft...................................           -- / 60,000

Samuel H. Yong...................................          58,115/39,003

The Board of Directors and Its Committees

        The Company's Board of Directors held five meetings, including one action by written consent, during fiscal year 1997. The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee and a Committee on Nominations.

        The Audit Committee, which held two meetings in fiscal year 1997, meets with the Company's auditors and principal financial personnel to review the results of the annual audit. The Audit Committee also reviews the scope of, and establishes fees for, audit and non-audit services performed by the independent accountants, reviews the independence of the independent accountants and the adequacy and effectiveness of the Company's internal accounting controls. The Audit Committee consists of two members, currently Messrs. George E. Kane and Francis W. Hatch, and is reconstituted annually.

        The Compensation and Stock Option Committee ("Compensation Committee"), which held three meetings in fiscal year 1997, establishes the compensation, including stock options and other incentive arrangements, of the Company's Co-Chairmen and Chief Executive Officer. It also administers the Company's 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan. The Compensation Committee consists of three members, currently Messrs. Francis W. Hatch, James
R. McManus and Henry J. Nasella, and is reconstituted annually.

        The Committee on Nominations was established in November 1995 and held no meetings in 1997. The Committee on Nominations consists of three members, currently Messrs. Francis W. Hatch, James R. McManus and Henry J. Nasella, and is reconstituted annually. The Committee on Nominations selects nominees for election as Directors and will consider written recommendations from any stockholder of record with respect to nominees for Directors of the Company.

        All Directors attended at least 75% of the meetings of the Board and of the committees of which they are members in fiscal 1997.


Compensation Committee Interlocks and Insider Participation

        None of the members of the Compensation Committee has interlocking or other relationships with other boards or with the Company that would call into question his independence as a Committee member.


Compensation of Directors

        Directors who are not employees of the Company receive a quarterly fee ranging from $3,000 to $3,500 for serving on the Board, plus reimbursement of out-of-pocket expenses for attendance at each Board or committee meeting.

        Under a formula-based stock option plan for independent directors (the "Directors' Plan"), as amended by the stockholders at the 1995 Annual Meeting of Stockholders, each current Director who is not an employee or principal stockholder of the Company ("Independent Director") first elected after the effective date of the Directors' Plan will receive, upon his or her election to the board, a one-time grant of an option to purchase 5,000 shares of Class A Common stock. All Independent Directors who serve as such at the end of each of the Company's fiscal years will receive an option to purchase 5,000 shares of Class A Common Stock. All such options will have an exercise price per share equal to the fair market value of a share of Class A Common Stock as of the close of the market the trading day immediately preceding the grant date, will be fully vested when granted, and will be exercisable for a period of 10 years.

Report of the Compensation Committee

        This report is made by the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors, the committee which is responsible for establishing the compensation, including base salary and incentive compensation, for the Company's Co-Chairman of the Board, Louis I. Kane and its Co-Chairman and Chief Executive Officer, Ronald M. Shaich.

    Philosophy

        The Compensation Committee seeks to set the compensation of the Company's Chief Executive Officer and Co-Chairmen at levels which are competitive with companies of similar size in the Company's industry. Messrs. Kane and Shaich share the overall responsibilities of Chairman of the Board of Directors. Mr. Shaich also has the overall responsibilities of Chief Executive and Chief Operating Officer. In addition to his responsibilities as Co-Chairman, Mr. Kane is actively involved in a number of areas of the Company, including real estate development, finance and international franchise development. The Compensation Committee examined compensation structures for the chief executive and chief operating officers of companies in the restaurant industry using generally available source material from business periodicals and other sources, and sought to structure the Chief Executive Officer's and Co-Chairmen's compensation at a competitive level appropriate to the comparable companies' group. The companies examined for purposes of evaluating and setting compensation of the Chief Executive Officer and Co-Chairmen are not necessarily included in the "Standard & Poor's 400 - MidCap Restaurant Index" used in the Stock Performance Graph set forth under "Stock Performance" below.

    Compensation Structure

        As can be seen from the Summary Compensation Table included under "Compensation Tables" below, the compensation of the Chief Executive Officer and Co-Chairmen consists of two principal parts, salary and bonus, each of which is reviewed annually by the Committee. The compensation of the Chief Executive Officer and Co-Chairmen is structured to be competitive within the Company's industry and is based upon the general performance of the Company.

    Components of Compensation

        Salary. The salary shown in the Summary Compensation Table represents the fixed portion of compensation for the Chief Executive Officer and Co-Chairmen for the year. Changes in salary depend upon overall Company performance as well as levels of base salary paid by companies of similar size in the Company's industry.

        Bonus. The cash bonus is the principal incentive-based compensation paid annually to the Chief Executive Officer and Co-Chairmen. The Chief Executive Officer and Co-Chairmen will receive a bonus in a predetermined amount if the Company achieves its net income objective for the fiscal year. A higher bonus is paid if the Company exceeds the net income objective by a predetermined percentage. In determining the bonus amount, the Compensation Committee seeks to create an overall compensation package for the Chief Executive Officer and Co-Chairmen which is at the mid-point for comparable companies in the restaurant industry. For 1997, the Company did not achieve the net income objective and, therefore, no cash bonuses were paid to the Chief Executive Officer and Co-Chairmen.

        The Chief Executive Officer and Co-Chairmen may elect to take their respective bonuses in the form of 10-year, fully vested stock options for that number of shares of the Company's Class A Common Stock that could be purchased with an amount equal to two times the cash value of his bonus. The exercise price of the option equals the fair market value of the Company's Class A Common Stock on the date of grant.

        Stock Options. Neither Mr. Kane nor Mr. Shaich participates in either the Performance-Based Option Program under the Company's 1992 Equity Incentive Plan or the 1992 Employee Stock Purchase Plan. In order to provide what the Compensation Committee believes to be appropriate and continuing long-term incentives to its Chief Executive Officer and Co-Chairmen, and in order to align more fully the interests of the stockholders and the Chief Executive Officer and Co-Chairmen, the Compensation Committee on June 12, 1997 granted, to each of Messrs. Kane and Shaich a 10-year option, vesting equally over a five-year period (subject to continued employment), to purchase 400,000 shares of the Company's Class A Common Stock at an exercise price equal to the fair market value of a share of the Class A Common Stock calculated immediately preceding the date of grant. These grants were made in order to retain the services of Messrs. Kane and Shaich over the next five years, at a minimum. As these options have exercise prices equal to the market value of the Company's Class A Common Stock on the grant date, they provide incentive for the creation of stockholder value over the long term since their full benefit cannot be realized unless there occurs over time an appreciation in the price of the Company's Class A Common Stock. The Compensation Committee considers the number of shares to be an appropriate incentive for the Chief Executive officer and Co-Chairmen to continue to focus on building stockholder value. The Compensation Committee has not determined whether any ongoing program of long-term incentive compensation should or will be adopted with respect to its Chief Executive Officer and Co-Chairmen.

Deductibility of Executive Compensation

        The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Code which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. Based on such review, the Compensation Committee believes that the limitation will have no effect on the Company in 1998.

                                   Respectfully submitted,


                                   James R. McManus
                                   Chairman
                                   Francis W. Hatch
                                   Henry J. Nasella

Report of the Chief Executive Officer

        This report is made by the Company's Chief Executive Officer, who is responsible for establishing the compensation, including salary, bonus and incentive compensation, for all of the Company's executive officers other than the Chief Executive Officer and Co-Chairmen of the Board.

    Philosophy

        In compensating its executive officers, the Chief Executive Officer seeks to structure a salary, bonus and incentive compensation package that will help attract and retain talented individuals and align the interests of the executive officers with the interests of the Company's stockholders.

    Components of Compensation

        There are two components to the compensation of the Company's executive officers: annual cash compensation (consisting of salary and bonus incentives) and long-term incentives.

        Cash Compensation. The Company participates annually in an industry-specific survey of executive officers, which serves as the basis for determining total target cash compensation packages, which are crafted individually for each executive officer. The individual's compensation consists of a base salary and contingent compensation based on actual performance against agreed-to expectations of performance. The individual compensation packages are structured so that, if the executive officer attains the expected level of achievement of each performance goal, the cash compensation of the executive officer will be approximately at the 75th percentile of the compensation of individuals occupying similar positions in the industry, using generally available surveys of executive compensation within the retail industry for companies with comparable revenues.

        At the beginning of each fiscal year, the Chief Executive Officer and each executive officer establish a series of individual performance goals which are specific to the executive's responsibilities. These goals seek to measure performance of each executive officer's job responsibilities: for executive officers whose responsibilities are operational in nature, attainment of operating group goals and objectives is stressed, and for corporate staff officers, overall Company performance measured by earnings-per share growth is utilized. Currently, the maximum potential cash bonus for the Company's executive officers, as a percentage of base salary, ranges from 20% to 60%.

        Thus, the Company's cash compensation practices seek to motivate executives by requiring excellent performance measured against both internal goals and competitive performance.

        Long-Term Incentive Compensation. The second element of executive compensation, long-term incentive compensation, currently takes the form of stock options granted under the Company's 1992 Equity Incentive Plan. Currently, stock options are granted under the Performance-Based Option program, which consists of a series of guidelines which provide for the periodic granting of specific amounts of stock options, denominated in dollars rather than in numbers of shares, depending upon the executive's position within the Company. Existing holdings of stock or stock options are not a factor in determining the dollar value of an individual executive officer's award.

        As is the case with short-term incentive compensation, at the beginning of each fiscal year, the Chief Executive Officer and each executive officer establish a series of individual performance goals specifically related to the executive's responsibilities and designed to measure execution of these responsibilities. In addition, a Company-wide performance goal measured in earnings-per-share growth is established. Further consideration is given to each executive officer's accountability and/or level of responsibility for managing one or more aspects of the Company's overall business. These factors are weighted for each executive officer, with greater emphasis and value being placed on those factors which could have a greater impact on the Company's long-term profitability. An individual executive officer's performance against each of these criteria is then graded at one of five levels: significantly less than expected, less than expected, as expected, exceeds expectation, and significantly exceeds expectation. Awards of options are then made based upon a dollar value, which increases as the executive officer achieves higher grades for overall performance.

        As often as seems appropriate, but at least annually, the Chief Executive Officer reviews the Company's executive compensation program to judge its consistency with the Company's compensation philosophy, whether it supports the Company's strategic and financial objectives, and whether it is competitive within the Company's industry.

Deductibility of Executive Compensation

        The Chief Executive Officer has reviewed the potential consequences for the Company of Section 162(m) of the Code which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. Based on such review, the Chief Executive Officer believes that the limitation will have no effect on the Company in 1998.

                                      Respectfully submitted,


                                      Ronald M. Shaich
                                      Chief Executive Officer


Severance Arrangements

        Pursuant to certain employment agreements, the Company has agreed to provide each of Messrs. Postle and Taft with severance benefits equal to one year's base salary plus car allowance and insurance benefits if employment is terminated other than for cause.

                          TOTAL RETURN TO STOCKHOLDERS
                 (Assumes $100 investment on December 31, 1992)

        The following graph and chart compare the cumulative annual stockholder return on the Company's Common Stock over the period commencing December 31, 1992 through December 31, 1997 to that of the total return index for the NASDAQ Stock Market (U.S. Companies) and the Standard & Poor's 400 - MidCap Restaurant Index, assuming the investment of $100 on December 31, 1992. In calculating total annual stockholder return, reinvestment of dividends is assumed. The stock performance graph and chart below are not necessarily indicative of future price performance.

                              [INSERT GRAPH HERE]

                                                S&P
  Measurement Period        Au Bon           400-MidCap            NASDAQ
(Fiscal Year Covered)        Pain            Restaurants          Composite

      12/31/92              $100.00            $100.00             $100.00
      12/31/93              $ 85.85            $125.23             $114.79
      12/31/94              $ 60.38            $ 86.54             $111.99
      12/29/95              $ 31.13            $ 85.49             $164.60
      12/31/96              $ 24.53            $ 82.00             $202.46
      12/31/97              $ 28.54            $ 89.89             $247.29

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                      OWNERSHIP OF AU BON PAIN COMMON STOCK

        The following table sets forth certain information as of March 31, 1998, with respect to the Company's Class A and Class B Common Stock owned by (1) each director of the Company, (2) the executive officers named in the Summary Compensation Table, (3) all directors and executive officers of the Company as a group, and (4) each person who is known by the Company to beneficially own more than five percent of the Company's capital stock. Unless otherwise indicated in the footnotes to the table, all stock is owned of record and beneficially by the persons listed in the table.+

                                                Class A Common               Class B Common
Name and, with respect to owner              ---------------------        ---------------------     Combined Voting
   of more than 5%, address                  Number     Percent (1)       Number     Percent (2)    Percentage (3)
------------------------------               ------     -----------       ------     -----------    --------------
Ronald M. Shaich+......................     304,865(4)      2.89%        1,097,710       68.36%           23.4%
  Co-Chairman, Director and
  Chief Executive Officer
  c/o Au Bon Pain Co., Inc.
  19 Fid Kennedy Avenue
  Boston, MA  02210

Louis I. Kane..........................     278,580(5)      2.65%          130,436        8.12%            2.7%
  Co-Chairman and Director
  c/o Au Bon Pain Co., Inc.
  19 Fid Kennedy Avenue
  Boston, MA  02210

Francis W. Hatch.......................      49,880(6)(7)       *           42,013        2.61%            1.2%
  Director

George E. Kane.........................      23,942(6)(8)       *           20,000        1.24%              *
  Director

James R. McManus.......................      38,542(6)(9)       *               --          --               *
  Director

Henry J. Nasella.......................      20,080(10)         *               --          --               *
  Director

Samuel H. Yong.........................      64,408(11)         *               --          --               *
  President, International & Trade Channels

Richard C. Postle......................      12,670(12)         *               --          --               *
  President, Saint Louis Bread

Robert Taft............................       2,247(13)         *               --          --               *
  Executive Vice President and
  President, Au Bon Pain Retail Stores

                                                Class A Common               Class B Common
Name and, with respect to owner              ---------------------        ---------------------     Combined Voting
   of more than 5%, address                  Number     Percent (1)       Number     Percent (2)    Percentage (3)
------------------------------               ------     -----------       ------     -----------    --------------

All Directors and officers as
  a group (13 persons)+................     895,828(14)     8.74%        1,310,070       81.58%          30.4%

Morgan Stanley Group Inc. (15)(16).....   1,331,215        12.98%               --           --           8.8%
  1251 Avenue of the Americas
  New York, NY  10020

PG Investors, Inc. (15)(17)............   1,326,468        12.93%               --           --           8.8%
  1251 Avenue of the Americas
  New York, NY  10020

Princes Gate Investors, L.P. (15)(18)..     993,896         9.69%               --           --           6.6%
  1251 Avenue of the Americas
  New York, NY  10020

Brown Capital Management...............   1,210,550        11.81%               --           --           8.0%
  809 Cathedral Street
  Baltimore, MD  21201

Acorn Investment Trust,
  Series Designated Acorn Fund (19)....     634,000         6.18%               --           --           4.2%
  227 West Monroe Street, Suite 3000
  Chicago, IL  60606

Wanger Asset Management, L.P. (20).....     634,000         6.18%               --           --           4.2%
  227 West Monroe Street, Suite 3000
  Chicago, IL  60606

Fund Asset Management, L.P. (21).......   1,166,800        11.37%               --           --           7.7%
  c/o Merrill Lynch & Co., Inc.
  World Financial Center, North Tower
  250 Vesey Street
  New York, NY  10281

Dimensional Fund Advisors Inc..........     509,550         4.96%               --           --           3.4%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401 (22)

-------------

+ Does not include options to purchase 23,542 shares of Class A Common Stock exercisable within 60 days of March 31, 1998 and 140,000 shares of Class
     B Common Stock held by Mr. Joseph Shaich, a director of the Company on March 31, 1998. Mr. Shaich died on April 16, 1998. Ronald Shaich and Joseph Shaich entered into an agreement pursuant to which Ronald Shaich agreed to purchase all such shares of stock within 60 days of Joseph Shaich's death. If Ronald Shaich acquires such shares, his combined voting percentage will be 26.3% and the combined voting percentage of officers and directors as a group will be 33.1%.

* Less than one percent.

(1) Percentage ownership of Class A Common Stock is based on 10,254,301 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 1998 held by the stockholder or group.

(2) Percentage ownership of Class B Common Stock is based on 1,605,741 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 1998 held by the stockholder or group.

(3) This column represents voting power rather than percentage of equity interest as each share of Class A Common Stock is entitled to one vote while each share of Class B Common Stock is entitled to three votes.

(4)  Includes options exercisable within 60 days for 277,330 shares.

(5) Consists of (a) 1,200 shares owned by Mr. Kane's spouse and as to which Mr. Kane disclaims beneficial ownership; and (b) options exercisable within 60 days for 277,330 shares.

(6) Includes options for 23,542 shares exercisable within sixty days of March 31, 1998 pursuant to the Directors' Plan for independent directors.

(7) Includes 22,338 shares owned by Mr. Hatch's spouse and as to which Mr. Hatch disclaims beneficial ownership.

(8)  Also includes 400 shares owned by Mr. Kane.

(9)  Also includes 15,000 shares owned by Mr. McManus.

(10) Consists of 1,000 shares jointly owned by Mr. Nasella and his spouse and options for 19,080 shares exercisable within sixty days of March 31, 1998 pursuant to the Directors' Plan for independent directors.

(11) Consists of (a) options for 64,388 shares exercisable within sixty days of March 31, 1998, and (b) 20 shares in custodial accounts for Mr. Yong's minor children and as to which Mr. Yong disclaims any beneficial ownership.

(12) Includes 964 shares owned by Mr. Postle and options for 11,706 shares exercisable within sixty days of March 31, 1998.

(13) Consists of 2,247 shares of which 895 shares are held in custodial accounts for Mr. Taft's children and as to which Mr. Taft disclaims any beneficial ownership.

(14) Includes options for 801,050 shares exercisable within sixty days of March 31, 1998.

(15) Information included is based solely upon a Schedule 13D filed with the Commission, jointly on behalf of Morgan Stanley Group Inc. ("MS Group"), PG Investors, Inc. ("PGI") and Princes Gate Investors, L.P. ("Princes Gate L.P."). PGI Investors, Inc. is a wholly-owned subsidiary of Morgan Stanley Group Inc., and is the general partner of Princes Gate L.P. On December 22, 1993, the Company issued to several purchasers, including Princes Gate L.P., $30,000,000 in aggregate principal amount of 4.75% Convertible Subordinated Notes due 2001 (the "Notes"). The Notes are convertible into fully paid and non-assessable shares of Class A Common Stock at a conversion price (subject to adjustment) equal to $25.50 principal amount for each share of Class A Common Stock, or currently 1,176,468 shares of Class A Common Stock in the aggregate.

(16) Includes (a) 4,247 shares of Class A Common Stock owned by its wholly-owned subsidiary, Morgan Stanley & Co. Incorporated ("MS & Co.") in its capacity as a market-maker in the Company's Class A Common Stock, (b) 500 shares of Class A Common Stock over which MS & Co. exercises discretionary authority on behalf of customers, and (c) since PGI exercises investment management, voting and/or disposition control over all of the Notes and the underlying shares of Class A Common Stock obtainable upon conversion of the Notes, 1,176,468 shares of Class A Common Stock obtainable upon conversion of the Notes. In connection with a financing transaction consummated in July 1996, also includes a Class A Common Stock purchase warrant issued for 150,000 shares, exercisable at $5.62 per share through July 24, 2001.

(17) Since PGI exercises investment management, voting and disposition control over the Notes and the underlying shares of Class A Common Stock obtainable upon conversion of the Notes, includes 1,176,468 shares of Class A Common Stock obtainable upon conversion of the Notes. In connection with a financing transaction consummated in July 1996, also includes a Class A Common Stock purchase warrant issued for 150,000 shares, exercisable at $5.62 per share through July 24, 2001.

(18) Includes 881,504 shares of Class A Common Stock obtainable upon conversion of the Notes currently held by Princes Gate L.P. In connection with a financing transaction consummated in July 1996, also includes a Class A Common Stock purchase warrant issued for 112,392 shares, exercisable at $5.62 per share through July 24, 2001.

(19) Power over voting and disposition of these securities is shared with Wanger Asset Management, L.P., which is the investment adviser of Acorn Investment Trust, Series Designated Acorn Fund.

(20) Includes 634,000 shares beneficially owned by Acorn Investment Trust, Series Designated Acorn Fund (the "Trust"), with respect to which the Trust has delegated to Wanger Asset Management, L.P. ("WAM") shared voting power and shared dispositive power. WAM serves as investment adviser to the Trust.

(21) Merrill Lynch & Co., Inc. ("ML&Co."), Merrill Lynch Group, Inc. ("ML Group"), and Princeton Services, Inc. ("PSI"), are parent holding companies pursuant to the Securities Exchange Act of 1934. PSI is the general partner of Fund Asset Management, L.P. (d/b/a) Fund Asset Management ("FAM"), and Merrill Lynch Asset Management L.P. (d/b/a) Merrill Lynch Asset Management ("MLAM"). The following entities, (a) ML&Co., (b) ML Group, a wholly-owned direct subsidiary of ML&Co., and (c) PSI, a wholly-owned direct subsidiary of ML Group, may all be deemed to be the beneficial owner of certain of these shares by virtue of PSI being the general partner of FAM and MLAM. FAM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and may be deemed to be the beneficial owner of certain of these shares by virtue of its acting as investment adviser to one or more investment companies and to one or more private accounts. One registered investment company advised by FAM, Merrill Lynch Special Value Fund, Inc., is the beneficial owner of these shares, and is a reporting person. MLAM is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and may be deemed to be the beneficial owner of these shares by virtue of its acting as investment adviser to one or more investment companies registered under Section 8 of the Investment Company Act and to one or more private accounts. ML&Co., ML Group and PSI disclaim beneficial ownership of these shares

(22) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 509,500 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


Item 13.  Certain Relationships and Related Transactions.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no Certain Relationships or Related Transactions during the fiscal year ended December 27, 1997 to report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AU BON PAIN CO., INC.


                                   By: /s/ Louis I. Kane
                                       ---------------------------------------
                                       Louis I. Kane, Co-Chairman of the Board

Date:  April 27, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Louis I. Kane                              /s/ Ronald M. Schaich
---------------------------------------        -------------------------------------------
Louis I. Kane, Co-Chairman of the Board        Ronald M. Schaich, Co-Chairman of the Board
   and Director                                  and Chief Executive Officer


/s/ Anthony J. Carroll                         /s/ Francis W. Hatch
---------------------------------------        -------------------------------------------
Anthony J. Carroll, Chief                      Francis W. Hatch, Director
   Financial Officer


/s/ George E. Kane                             /s/ Henry J. Nasella
---------------------------------------        -------------------------------------------
George E. Kane, Director                       Henry J. Nasella, Director


/s/ James R. McManus
---------------------------------------
James R. McManus, Director


All dated:  April 27, 1998