Form 10-Q
period 1998-04-18
AU BON PAIN CO INC
filed 1998-06-02
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                         - - - - - - - - - - - - - -
                                    FORM 10-Q

   (Mark one)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
            EXCHANGE ACT OF 1934

            For the quarterly period ended April 18, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to ______

            Commission file number   0-19253

                              Au Bon Pain Co., Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                04-2723701
     ---------------------------------              ------------------
     (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)              Identification No.)

     19 Fid Kennedy Avenue, Boston, MA                  02210
     ---------------------------------------          ----------
     (Address of principal executive offices)         (Zip code)

                                 (617) 423-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                     --------------------------------------
             (Former name, former address and former fiscal year,
                         if changed from last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X         No
                            ------          ------

      As of May 28, 1998, 10,290,459 shares and 1,605,575 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX


PART I.           FINANCIAL INFORMATION                                    PAGE
-------           ---------------------                                    ----

      ITEM 1.     FINANCIAL STATEMENTS....................................   3

                  Consolidated Balance Sheets as of April 18, 1998
                  and December 27, 1997...................................   3

                  Consolidated Statements of Operations
                  for the sixteen weeks ended April 18, 1998
                  and April 19, 1997......................................   4

                  Consolidated Statements of Cash Flows
                  for the sixteen weeks ended April 18, 1998
                  and April 19, 1997......................................   5

                  Notes to Consolidated Financial Statements..............   6


      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..............................................   8


PART II.          OTHER INFORMATION
--------          -----------------

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................  13


Item 1.     Financial Statements


                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  April 18,       December 27,
                                                    1998              1997
                                                  ---------       ------------
ASSETS                                           (unaudited)
------
Current assets:
  Cash and cash equivalents.................... $    786,417      $    853,025
  Accounts receivable, net.....................    6,342,923         9,427,190
  Inventories..................................    6,191,181         9,116,794
  Prepaid expenses.............................    2,724,780           775,036
  Refundable income taxes......................      595,916           595,916
  Deferred income taxes........................      600,040           600,040
                                                ------------      ------------
      Total current assets.....................   17,241,257        21,368,001
                                                ------------      ------------

Property and equipment, less
  accumulated depreciation and amortization....  101,673,803       112,231,916
                                                ------------      ------------
Other assets:
  Notes receivable.............................    4,664,227         4,742,994
  Intangible assets, net of accumulated
    amortization...............................   30,983,224        31,360,459
  Deferred financing costs.....................    1,124,029           952,591
  Deposits and other...........................   11,178,713         9,097,477
  Deferred income taxes........................    6,761,983         6,761,983
                                                ------------      ------------
      Total other assets.......................   54,712,176        52,915,504
                                                ------------      ------------
      Total assets............................. $173,627,236      $186,515,421
                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable............................. $  7,035,472      $  7,070,881
  Accrued expenses.............................   11,910,051        13,917,058
  Current maturities of long term debt.........       40,800           438,100
                                                ------------      ------------
      Total current liabilities................   18,986,323        21,426,039
Long term debt, less current maturities........   33,572,147        42,526,752
Convertible Subordinated Notes.................   30,000,000        30,000,000
                                                ------------      ------------
      Total liabilities........................   82,558,470        93,952,791
                                                ------------      ------------

Minority interest..............................      221,233           287,847
Stockholders' equity:
Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,269,628 and
   10,187,042 in 1998 and 1997, respectively...        1,027             1,019
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,605,741 and
   1,610,038 in 1998 and 1997, respectively....          161               161
 Additional paid-in capital....................   69,008,204        68,485,661
 Retained earnings.............................   21,838,141        23,787,942
                                                ------------      ------------
       Total stockholders' equity..............   90,847,533        92,274,783
                                                ------------      ------------
       Total liabilities and stockholders'
         equity................................ $173,627,236      $186,515,421
                                                ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                for the sixteen weeks ended
                                                ----------------------------
                                                  April 18,       April 19,
                                                    1998            1997
                                                ------------      --------
Revenues:
      Restaurant sales.......................   $69,719,739       $67,655,615
      Franchise sales and other revenues.....     5,243,544         3,854,202
                                                -----------       -----------
                                                 74,963,283        71,509,817

Costs and expenses:
      Cost of food and paper products........    28,066,774        25,742,750
      Restaurant operating expenses:
            Labor............................    19,437,842        18,466,866
            Occupancy........................     7,065,071         7,225,966
            Other............................     7,716,556         7,561,351
                                                -----------       -----------
                                                 34,219,469        33,254,183

      Depreciation and amortization..........     5,267,800         5,079,077
      General and administrative expenses....     5,474,491         4,913,963
      Non-recurring charge...................     1,210,000                 -
                                                -----------       -----------
                                                 74,238,534        68,989,973

Operating income.............................       724,749         2,519,844
Interest expense, net........................     2,126,741         2,135,164
Other expense, net...........................       137,565           271,111
Loss on sale of assets.......................       734,823              -
Minority interest............................        17,422            52,268
                                                -----------       -----------
Income (loss) before benefit from income
  taxes......................................    (2,291,802)           61,301

Income tax expense (benefit).................      (342,000)           49,378
                                                -----------       -----------
Net income (loss)............................   $(1,949,802)      $    11,923
                                                ===========       ===========

Net income (loss) per common share - basic...   $     (0.16)      $      0.00
                                                ===========       ===========
Net income (loss) per common share - diluted.   $     (0.16)      $      0.00
                                                ===========       ===========
Weighted average number of common and common
  equivalent shares outstanding - basic......    11,839,546        11,746,410
                                                ===========       ===========
Weighted average number of common and common
  equivalent shares outstanding - diluted....    11,839,546        11,865,082
                                                ===========       ===========






The accompanying notes are an integral part of the consolidated financial statements.

                             AU BON PAIN CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                for the sixteen weeks ended
                                                ---------------------------
                                                  April 18,       April 19,
                                                    1998            1997
                                                ------------      --------
Cash flows from operations:
  Net income................................... $(1,949,802)      $    11,923
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization...............   5,267,800         5,079,077
   Amortization of deferred financing costs....     242,408           202,208
   Provision for losses on accounts receivable.      17,935            14,329
   Minority interest...........................      17,422            52,268
   Loss on disposal of assets..................   1,210,000                 -
   Non-recurring charge .......................     734,823

Changes in operating assets and liabilities:
  Accounts receivable..........................   1,157,805           232,532
  Inventories..................................     723,344           (15,854)
  Prepaid expenses.............................  (2,139,959)         (240,509)
  Refundable income taxes......................           -            19,123
  Accounts payable.............................     (35,409)       (2,506,648)
  Accrued expenses.............................  (2,100,414)       (2,111,729)
                                                -----------       -----------

    Net cash provided by operating activities..   3,145,953           736,720
                                                -----------       -----------

Cash flows from investing activities:
  Additions to property and equipment..........  (4,351,295)       (4,317,461)
  Proceeds from sale of assets.................  12,693,917                 -
  Payments received on notes receivable........      78,767            20,999
  Decrease (increase) in intangible assets.....     (59,197)          (23,084)
  Decrease (Increase) in deposits and other....  (2,240,253)        2,296,560
                                                -----------       -----------

    Net cash provided by (used in) investing
     Activities................................   6,121,939        (2,022,986)
                                                -----------       -----------

Cash flows from financing activities:
  Exercise of employee stock options...........     388,208            10,491
  Proceeds from draw down of revolving line
   of credit...................................  29,536,195        23,637,195
  Principal payments on revolver and other
   long term debt.............................. (38,888,100)      (21,770,907)
  Proceeds from issuance of common stock.......     134,343                 -
  Deferred financing costs.....................    (421,110)          (82,287)
  Decrease in minority interest................     (84,036)         (123,267)
                                                -----------       -----------

    Net cash provided by (used in) financing
     activities................................  (9,334,500)        1,671,225
                                                -----------       -----------

Net (decrease) increase in cash and cash
  equivalents..................................     (66,608)          384,959
                                                -----------       -----------
Cash and cash equivalents, at beginning of
  period.......................................     853,025         2,578,830
                                                -----------       -----------
Cash and cash equivalents, at end of period.... $   786,417       $ 2,963,789
                                                ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


Note A - Basis of Presentation

      The accompanying unaudited, consolidated financial statements of Au Bon Pain Co., Inc. and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 27, 1997.

      The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year.


Note B - Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share.


                                           for the sixteen weeks ended
                                          -----------------------------
                                           April 18,         April 19,
                                              1998             1997
                                          ------------      -----------
Net income (loss) used in net income
  (loss) per common share - basic....     $(1,949,802)      $    11,923
Net income (loss) used in net income
  (loss) per common share - diluted..     $(1,949,802)      $    11,923
Weighted average number of shares
  outstanding - basic................      11,839,546        11,746,410
    Effect of dilutive securities:
      Employee stock options.........               -            36,186
      Stock warrants.................               -            82,486
                                          -----------       -----------
Weighted average number of shares
  outstanding - diluted..............      11,839,546        11,865,082
Net income (loss) per common share -
  basic..............................     $     (0.16)      $      0.00
Net income (loss) per common share -
  diluted.............................    $     (0.16)      $      0.00


Note C

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which changes the manner in which public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 26, 1998.

Note D - Non-recurring charge

      During the first quarter of 1998, the company recorded a $1.2 million non-cash charge to write-down the net book value of eight underperforming stores whose leases expire in 1998 and will not be renewed. The charge is included as a separate component of operating expenses. For the sixteen weeks ended April 18, 1998 and April 19, 1997, the stores included in the reserve had sales of $869,000 and $1,238,000, respectively, and pre-tax losses of $175,000 and $73,000 respectively.

Note E - Loss on sales of assets

      On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash, and recognized a loss of $735,000. In conjunction with the sale, Au Bon Pain and Saint Louis Bread entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, in their domestic bakery cafes. The Company expects the supply agreements will result in an improved operating margin of approximately .5% of total revenues, along with reduced interest expense. The net proceeds of the sale were used to reduce the $7.9 million outstanding for the Industrial Revenue Bond and $4.9 million for a permanent reduction to the revolving credit line. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

Certain Factors Affecting Future Operating Results

      Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The forward-looking statements involve known or unknown risks and uncertainties. The Company's actual results could differ materially from those set forth in the forward-looking statements. The amount of cost to the Company under the Supply Agreements is dependent on market fluctuations in commodities prices, particularly flour and butter. Additionally, the Company's operating results may be affected by many factors, including but not limited to, variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition and other factors that may affect retailers in general.

      The Company has not completed its assessment of the impact of the Year 2000 issue. It is management's belief that the primary financial systems are Year 2000 compatible. Testing of those systems for compliance is expected to occur during 1998. Many secondary systems associated with the Company's retail operations will require modifications. It is the Company's belief that existing internal Company resources will be adequate to reprogram these Year 2000 modifications. It is expected that the most significant Year 2000 system issue for the Company is with POS systems used by the Au Bon Pain concept. The Company is in negotiation with several vendors to replace the exiting POS systems with new state-of-the-art systems. The new systems are expected to be leased at a net incremental cost of approximately $400,000 annually. The incremental cost of the new system is expected to be substantially offset by labor efficiency savings associated with the new POS system.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:


                                               for the sixteen weeks ended
                                               ---------------------------
                                               April 18,         April 19,
                                                 1998              1997
                                               ---------         ---------
Revenues:
  Restaurant sales....................          93.0%             94.6%
  Franchise sales and other revenues..           7.0               5.4
                                               -----             -----
                                               100.0%            100.0%

Costs and expenses:
  Cost of food and paper products.....          37.4%             36.0%
  Restaurant operating expenses.......          45.7              46.5
  Depreciation and amortization.......           7.0               7.1
  General and administrative..........           7.3               6.9
  Non-recurring charge................           1.6                --
                                               -----             -----
                                                99.0              96.5
                                               -----             -----
Operating margin......................           1.0               3.5
Interest expense, net.................           2.9               3.0
Other expense, net....................           0.2               0.3
Loss on sale of assets................           1.0                --
Minority interest.....................           0.0               0.1
                                               -----              ----
Income (loss) before provision for
  Income taxes........................          (3.1)              0.1
Provision for income taxes............           0.5               0.1
                                               -----             -----
Net income (loss).....................          (2.6)%             0.0%
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

Results of Operations

         Total revenues for the sixteen weeks ended April 18, 1998 increased 3% to $75.0 million from $71.5 million for the comparable period of 1997. The increase reflects a 22% increase in total revenues to $23.1 million in the first quarter of 1998 in the Saint Louis Bread Co./Panera Bread business unit driven principally by increased comparable restaurant sales and the opening of seven and two company owned stores 1997 and 1998, respectively. Comparable restaurant sales at Saint Louis Bread Co./Panera Bread continued at a strong pace increasing 6.5% in the first quarter of 1998 versus the comparable period of 1997. In the Au Bon Pain business unit, total revenues decreased slightly to $51.8 million for the first quarter of 1998, reflecting the closing of certain restaurants in 1997 and the franchising of eleven stores in the Philadelphia market in the third quarter of 1997. Comparable restaurant sales for the Au Bon Pain business unit in the first quarter of 1998 increased by 2.8%, the fifth consecutive quarter of positive same store sales, fueled by the ABP 2000 concept realignment program which has produced sales gains on average of over 20% in the first year after conversion.

         Operating income in the first quarter of 1998 decreased 23% to $1,935,000 (before the $1.2 million non-recurring charge), versus $2,520,000 in the first quarter of 1997, as operating margin was 2.6% in the first quarter of 1998 versus 3.5% in the comparable period of 1997. The 0.9 point year-over-year decline in margin was a result of weakened margins in the Manufacturing Business during the months prior to the sale of the Mexico, Missouri facility affecting food costs in both business units.

         At the Saint Louis Bread Co./Panera Bread business unit, operating income increased 13%. These improved results were achieved despite increased food cost from the manufacturing transition and a significant increase in general and administrative expenses in the quarter to support the Business Unit's projected 63% unit growth in 1998 over 1997. During the first quarter of 1998, two Saint Louis Bread Co./Panera Bread franchise area development agreements were signed, representing commitments for the development of 45 bakery cafes and increasing the number of franchise commitments to a total of 401 bakery cafes to be developed.

         Operating margin in the Au Bon Pain business unit in the first quarter of 1998 was 1.6 points below that of the first quarter of 1997, as the Au Bon Pain business unit results were significantly impacted by the higher food costs stemming from inefficiencies in the Manufacturing Facility prior to the sale. Increased same store sales of 2.8% and lower restaurant operating costs of .8% partially offset the higher food costs.

         In the first quarter of 1998, the Au Bon Pain International and Trade Channels business unit increased earnings $546,000 versus the comparable quarter of 1997, despite some sales softness in the Asian markets. Also contributing to a strong first quarter were the opening of seven new bakery cafes and the signing of a development agreement for the future development of nine cafes over five years in Eastern Canada.

         During the first quarter of 1998, the Company recorded a $1.2 million non-cash charge to write-down the net book value of eight underperforming Au Bon Pain stores whose leases expire in 1998 and will not be renewed. The charge is included as a separate component of operating expenses. The closing of eight underperforming stores is expected to improve operating profits going forward by approximately $400,000 pre-tax on an annualized basis.


Net Income

         A one-time $735,000 pre-tax charge related to the previously announced sale of the Mexico, Missouri Manufacturing facility contributed to a net loss in the first quarter of 1998 of $1,950,000 versus net income of $12,000 in the comparable 1997 period. Interest expense was essentially flat at $2,127,000 in the first quarter of 1998 versus $2,135,000 in the comparable period in 1997 with other expense of $138,000 at April 18, 1998 compared to $271,000 at April 19, 1997.


Liquidity and Capital Resources

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         A total of $3,146,000 in the first quarter of 1998 was provided by operating activities versus $737,000 for the comparable period in 1997. Funds provided by operating activities were primarily the result of the sale of assets and decreases in accounts receivable and inventories, offset by increases in prepaid expenses, deposits and accrued expenses. In the first quarter of 1997 cash was generated by an increase in accounts payable offset by a decrease in accrued expenses.

         Total capital expenditures for the sixteen weeks ended April 18, 1998 of $4.4 million were related primarily to the construction of new Saint Louis Bread bakery cafes and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit. Total capital expenditures for the sixteen weeks ended April 19, 1997 were $4.3 million.

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

         On March 23, 1998 the Company sold its Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash, and recognized a loss of $735,000 as a component of "Other Expense (Income), net". In conjunction with the sale, Au Bon Pain and Saint Louis Bread entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, in their domestic bakery cafes. The Company expects the supply agreements will result in an improved operating margin of approximately .5% of total revenues, along with reduced interest expense. The net proceeds of the sale were used to repay the $7.9 million outstanding for the Industrial Revenue Bond and a permanent $4.9 million reduction to the revolving credit line. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

         As of April 18, 1998, the Company had a $23.1 million unsecured revolving line of credit which bore interest at either the commercial bank's prime rate or LIBOR plus 3.0%, at the Company's option. As of April 18, 1998, $16.9 million was outstanding under the line of credit and an additional $1.2 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company.

         In 1998, the Company currently anticipates spending approximately $21.0 million for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing units. The Company expects to fund these expenditures principally through internally generated cash flow.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which changes the manner in which public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 26, 1998.

         Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The forward-looking statements involve known or unknown risks and uncertainties. The Company's actual results could differ materially from those set forth in the forward-looking statements. The amount of cost to the Company under the Supply Agreements is dependent on market fluctuations in commodities prices, particularly flour and butter. Additionally, the Company's operating results may be affected by many factors, including but not limited to, variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition and other factors that may affect retailers in general.

         The Company has not completed its assessment of the impact of the Year 2000 issue. It is management's belief that the primary financial systems are Year 2000 compatible. Testing of those systems for compliance is expected to occur during 1998. Many secondary systems associated with the Company's retail operations will require modifications. It is the Company's belief that existing internal Company resources will be adequate to reprogram these Year 2000 modifications. It is expected that the most significant Year 2000 system issue for the Company is with POS systems used by the Au Bon Pain concept. The Company is in negotiation with several vendors to replace the exiting POS systems with new state-of-the-art systems. The new systems are expected to be leased at a net incremental cost of approximately $400,000 annually. The incremental cost of the new system is expected to be substantially offset by labor efficiency savings associated with the new POS system.

PART II. OTHER INFORMATION
--------------------------


Item 6.  Exhibits and reports on Form 8-K.

(a)      Exhibit 27 Financial Data Schedule.

(b) Au Bon Pain Co., Inc. did not file any reports on Form 8-K during the quarter ended April 18, 1998.

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



                                    AU BON PAIN CO., INC.
                                    ---------------------
                                    (Registrant)






Dated:  June 2, 1998                By:     /S/  LOUIS I. KANE
                                            ------------------
                                            Louis I. Kane
                                            Co-Chairman





Dated:  June 2, 1998                By:     /S/  RONALD M. SHAICH
                                            ---------------------
                                            Ronald M. Shaich
                                            Co-Chairman and
                                            Chief Executive Officer




Dated:  June 2, 1998                By:     /S/  ANTHONY J. CARROLL
                                            -----------------------
                                            Anthony J. Carroll
                                            Senior Vice President and
                                            Chief Financial Officer