Form 10-K/A
period 1997-12-27
AU BON PAIN CO INC
filed 1998-06-12
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------
                                   FORM 10-K/A
                           -------------------------

                                  AMENDMENT TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                         COMMISSION FILE NUMBER 0-19253

                           -------------------------

                              AU BON PAIN CO., INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        04-2723701
              --------                                        ----------
     (State or other jurisdiction                           (I.R.S. employer
          of incorporation or                              identification No.)
            organization)

19 FID KENNEDY AVENUE, BOSTON, MASSACHUSETTS                     02210
--------------------------------------------                     -----
  (Address of principal executive offices)                     (Zip Code)


                                 (617) 423-2100
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 2
                                 ---------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 27, 1997 on Form 10-K as set forth in the pages attached hereto:

     1. Part IV: Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

10.9 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998.*

10.10 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998.*

21 Registrant's Subsidiaries. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

23.1         Consent of Coopers & Lybrand L.L.P.**

27           Financial Data Schedule.*

--------------------------
** The previously filed Consent of Coopers & Lybrand L.L.P. is hereby amended and replaced by Exhibit 23.1 filed herewith.
*  Previously filed.
+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                                     AU BON PAIN CO., INC.


                                     By: /s/ Louis I. Kane
                                         -------------------------------------
                                         Louis I. Kane, Co-Chairman of the Board


Date:  June 12, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Louis I. Kane                         /s/ Ronald M. Shaich
------------------------------------      --------------------------------------
Louis I. Kane, Co-Chairman of             Ronald M. Shaich, Co-Chairman of the
   the Board and Director                 Board, Chief Executive Officer, and
                                          Director (principal executive officer)


/s/ Anthony J. Carroll
------------------------------------      --------------------------------------
Anthony J. Carroll, Chief                 Francis W. Hatch, Director
   Financial Officer (principal
   financial and accounting officer)


                                          /s/ Henry J. Nasella
------------------------------------      --------------------------------------
George E. Kane, Director                  Henry J. Nasella, Director



/s/ James R. McManus
------------------------------------
James R. McManus, Director



All dated:  June 12, 1998

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

10.9         Bakery Product Supply Agreement by and between Bunge Foods
             Corporation and Saint Louis Bread Company, Inc. dated as of March
             23, 1998.*

10.10        Bakery Product Supply Agreement by and between Bunge Foods
             Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998.*

23.1         Consent of Coopers & Lybrand L.L.P.**

27           Financial Data Schedule.*


** The previously filed Consent of Coopers & Lybrand L.L.P. is hereby amended and replaced by Exhibit 23.1 filed herewith.
*  Previously filed.

