Form 10-Q
period 1998-07-11
AU BON PAIN CO INC
filed 1998-08-25
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           - - - - - - - - - - - - - -

                                    FORM 10-Q

(Mark one)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 11, 1998

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

                                 (617) 423-2100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes       X       No
                               -------       -------

     As of August 21, 1998, 10,398,030 shares and 1,572,907 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX


                  FINANCIAL INFORMATION                                PAGE
                  ---------------------                                ----

PART I.  ITEM 1.  FINANCIAL STATEMENTS................................   3
------
                  Consolidated Balance Sheets as of
                  July 11, 1998 and December 27, 1997.................   3

                  Consolidated Statements of Operations
                  for the twelve and twenty-eight weeks
                  ended July 11, 1998 and July 12, 1997...............   4

                  Consolidated Statements of Cash Flows
                  for the twenty-eight weeks ended
                  July 11, 1998 and July 12, 1997.....................   5

                  Notes to Consolidated Financial Statements..........   6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..........................................   8


PART II.          OTHER INFORMATION
--------          -----------------


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.............................................  13

         ITEM 5.  OTHER INFORMATION...................................  13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................  14

Item 1.  Financial Statements


                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        July 11,        December 27,
                                                          1998              1997
                                                          ----              ----
ASSETS                                                (unaudited)
------
Current assets:
  Cash and cash equivalents......................... $    690,052      $    853,025
  Accounts receivable, net..........................    6,698,686         9,427,190
  Inventories.......................................    6,114,877         9,116,794
  Prepaid expenses..................................    2,919,413           775,036
  Refundable income taxes...........................      595,916           595,916
  Deferred income taxes.............................      600,040           600,040
                                                     ------------      ------------
      Total current assets..........................   17,618,984        21,368,001
                                                     ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization.....................  102,475,769       112,231,916
                                                     ------------      ------------
Other assets:
  Notes receivable..................................    4,667,664         4,742,994
  Intangible assets, net of accumulated amortization   30,689,925        31,360,459
  Deferred financing costs..........................    1,036,974           952,591
  Deposits and other................................   11,238,442         9,097,477
  Deferred income taxes.............................    6,761,983         6,761,983
                                                     ------------      ------------
      Total other assets............................   54,394,988        52,915,504
                                                     ------------      ------------
      Total assets.................................. $174,489,741      $186,515,421
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.................................. $  6,682,375      $  7,070,881
  Accrued expenses..................................   12,711,853        13,917,058
  Current maturities of long-term debt..............       40 800           438,100
                                                     ------------      ------------
      Total current liabilities.....................   19,435,028        21,426,039
Long-term debt, less current maturities.............   34,236,294        42,526,752
Convertible Subordinated Notes......................   30,000,000        30,000,000
                                                     ------------      ------------
      Total liabilities.............................   83,671,322        93,952,791
                                                     ------------      ------------

Minority interest...................................      181,588           287,847
Stockholders' equity:
 Common stock, $.0001 par value:
   Preferred stock, $.0001 par value:
    Class B, shares authorized 2,000,000;
    issued and outstanding none
    in 1998 and 1997, respectively
  Class A, shares authorized 50,000,000; issued and
   outstanding 10,398,030 and 10,187,042 in 1998
   and 1997, respectively...........................        1,034             1,019
  Class B, shares authorized 2,000,000; issued and
   outstanding 1,572,907 and 1,610,038 in 1998 and
   1997, respectively...............................          161               161
 Additional paid-in capital.........................   69,576,876        68,485,661
 Retained earnings..................................   21,058,760        23,787,942
                                                     ------------      ------------
      Total stockholders' equity....................   90,636,831        92,274,783
                                                     ------------      ------------
      Total liabilities and stockholders' equity.... $174,489,741      $186,515,421
                                                     ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  for the 12 weeks ended       for the 28 weeks ended
                                  ----------------------      -----------------------
                                   July 11,    July 12,        July 11,        July 12,
                                     1998        1997            1998            1997
                                 -----------   -----------    ------------   ------------
Revenues:
  Restaurant sales.............. $53,942,016   $54,120,469    $123,661,755   $121,776,084
  Franchise sales and other
    revenues....................   3,311,576     4,699,321       8,555,120      8,553,523
                                 -----------   -----------    ------------   ------------
                                  57,253,592    58,819,790     132,216,875    130,329,607
Costs and expenses:
  Cost of food and paper
   products.....................  19,965,766    20,833,718      48,032,540     46,576,468
  Restaurant operating expenses:
      Labor.....................  15,302,104    15,079,213      34,739,946     33,546,079
      Occupancy.................   6,918,325     7,167,680      13,983,396     14,393,646
      Other.....................   6,320,271     6,578,102      14,036,827     14,139,453
                                 -----------   -----------    ------------   ------------
                                  28,540,700    28,824,995      62,760,169     62,079,178

  Depreciation and amortization.   3,934,950     3,919,262       9,202,750      8,998,339
  General and administrative
    expenses....................   4,472,077     3,753,654       9,946,568      8,667,617
  Non-recurring charge..........       --            --          1,210,000         --
                                 -----------   -----------    ------------   ------------
                                  56,913,493    57,331,629     131,152,027    126,321,602
                                 -----------   -----------    ------------   ------------


Operating income................     340,099     1,488,161       1,064,848      4,008,005
Interest expense, net...........   1,407,935     1,608,072       3,534,676      3,743,236
Other expense, net..............      78,440       229,513         216,005        500,624
Loss on sale of assets..........        --           --            734,823         --
Minority interest...............       8,105       (31,986)         25,527         20,282
                                 -----------   ------------   ------------   ------------
Income (loss) before provision
  for income taxes..............  (1,154,381)     (317,438)     (3,446,183)      (256,137)

Provision (benefit) for income
  taxes.........................    (375,000)     (151,833)       (717,000)      (102,455)
                                 -----------   -----------    ------------   ------------
Net income (loss)............... $  (779,381)  $  (165,605)   $ (2,729,183)  $   (153,682)
                                 ===========   ===========    ============   ============

Net income (loss) per
  common share - basic.......... $     (0.07)  $     (0.01)   $      (0.23)  $      (0.01)
                                 ===========   ===========    ============   ============
Net income (loss) per
  common share - diluted........ $     (0.07)  $     (0.01)   $      (0.23)  $      (0.01)
                                 ===========   ===========    ============   ===========
Weighted average number of
  common and common equivalent
  shares outstanding
      - basic...................  11,903,632    11,758,178      11,867,016     11,751,454
                                 ===========   ===========    ============   ============
Weighted average number of
  common and common equivalent
  shares outstanding
      - diluted.................  11,903,632    11,758,178      11,867,016     11,751,454
                                 ===========   ===========    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               for the 28 weeks ended
                                                           ------------------------------
                                                           July 11,            July 12,
                                                             1998                1997
                                                        ------------           --------
Cash flows from operations:
         Net income (loss)............................   $(2,729,183)         $  (153,681)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization.....................     9,202,750            8,998,339
    Amortization of deferred financing costs..........       385,764              263,165
    Provision for losses on accounts receivable.......        30,550               29,189
    Minority interest.................................        25,527               20,282
    Deferred income taxes.............................       -                     19,123
    Non-recurring charge..............................     1,210,000              712,828
    Loss on sale of assets............................       734,823                --
Changes in operating assets and liabilities:
    Accounts receivable...............................       789,426             (826,451)
    Inventories.......................................       799,648             (291,804)
    Prepaid expenses..................................    (2,334,592)            (810,904)
    Accounts payable..................................      (388,506)          (1,464,985)
    Accrued expenses..................................    (1,069,353)          (3,268,907)
                                                         -----------          -----------

      Net cash provided by operating activities.......     6,656,854            3,226,194
                                                         -----------          -----------

Cash flows from investing activities:
    Additions to property and equipment...............    (8,989,727)          (8,017,600)
    Proceeds from sale of assets......................    12,693,917                --
    Payments received on notes receivable.............       120,330               49,112
    Increase in intangible assets.....................       (93,641)             (54,784)
    Decrease/(increase) in deposits and other.........    (2,299,982)           1,422,554
    Increase in notes receivable......................       (45,000)               --
                                                         -----------          -----------
      Net cash provided by (used in)
        investing activities..........................     1,385,897           (6,600,718)
                                                        ------------          -----------

Cash flows from financing activities:
    Exercise of employee stock options................       874,311               22,641
    Proceeds from long-term debt issuance net
      of deferred financing costs.....................    43,396,342           36,658,341
    Principal payments on long-term debt..............   (52,084,100)         (34,758,933)
    Proceeds from issuance of common stock............       216,920                --
    Deferred financing costs..........................      (477,411)             (43,206)
    Decrease in minority interest.....................      (131,786)            (203,021)
                                                         -----------          -----------

      Net cash provided by (used in) financing
        activities....................................    (8,205,724)           1,675,822
                                                         -----------          -----------

Net increase (decrease) in cash and cash
  equivalents.........................................      (162,973)          (1,698,702)
                                                         -----------          -----------
Cash and cash equivalents, at beginning of period.....       853,025            2,578,830
                                                         -----------          -----------
Cash and cash equivalents, at end of period...........   $   690,052          $   880,128
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

                                               for the twelve weeks ended
                                               --------------------------
                                                July 11,       July 12,
                                                  1998           1997
                                               --------        --------
Net income (loss) used in net
  income (loss) per common share
  - basic................................   $  (779,381)       $  (165,605)
                                            ===========        ===========
Net income (loss) used in net
  income (loss) per common share
  - diluted..............................   $  (779,381)       $  (165,605)
                                            ===========        ===========
Weighted average number of shares
  outstanding - basic....................    11,903,632         11,758,178
    Effect of dilutive securities:
      Employee stock options.............          --               --
      Stock warrants.....................          --               --
Weighted average number of shares
      outstanding - diluted..............    11,903,632         11,758,178
                                            ===========        ===========
Net income (loss) per common share
  - basic................................   $      (.07)       $      (.01)
                                            ===========        ===========
Net income (loss) per common share
  - diluted..............................   $      (.07)       $      (.01)
                                            ===========        ===========


Note C - Recent Accounting Pronouncements

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


Note D - Subsequent Events

     On August 12, 1998, Au Bon Pain Co., Inc. (the "Company"), ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the "Subsidiary"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement"), which contemplates (i) the transfer from the Company to the Subsidiary of substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery cafe food service business concept generally known as Au Bon Pain (collectively, the "Au Bon Pain Division") and (ii) the sale of all of the capital stock of the Subsidiary to the Buyer (the "Sale"), whereby the Buyer will become the owner of the Au Bon Pain Division. The Sale will become effective subject to the terms and conditions of the Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing pursuant to previously obtained commitments from Buyer's lenders and investors, of which no assurance can be given. In the event the Sale is consummated, the Company expects to record a non-cash after-tax loss of approximately $20 million in connection with the Sale. The description of the Agreement is qualified in its entirety by reference to Form 8-K and the exhibits attached thereto, including the Agreement, filed with the Commission on August 21, 1998. The purchase price payable to the Company upon the effectiveness of the Sale shall be seventy-eight million dollars ($78,000,000), subject to possible purchase price adjustments, as described in the Agreement.

Item 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                            For the                For the
                                        12 weeks ended          28 weeks ended
                                      --------------------    ------------------
                                      July 11,    July 12,    July 11,  July 12,
                                        1998        1997        1998      1997
                                      --------    --------    --------  --------
Revenues:
  Restaurant sales .............        94.2%       92.0%       93.5%       93.4%
  Franchise sales and
    other revenues .............         5.8         8.0         6.5         6.6
                                       -----       -----       -----       -----
                                       100.0%      100.0%      100.0%      100.0%

Costs and expenses:
  Cost of food and
    paper products .............        34.9%       35.4%       36.3%       35.7%
  Restaurant operating
    expenses ...................        49.8        49.0        47.5        47.6
  Depreciation and
    amortization ...............         6.9         6.7         7.0         6.9
  General and
    administrative .............         7.8         6.4         7.5         6.7
  Non-recurring reserve ........         --          --          0.9         --
                                       -----       -----       -----       -----
                                        99.4        97.5        99.2        96.9
                                       -----       -----       -----       -----

Operating margin ...............         0.6         2.5         0.8         3.1
Interest expense, net ..........         2.5         2.7         2.7         2.9
Other expense, net .............         0.1         0.4         0.2         0.4
Loss of sale on assets .........         --          --          0.5         --
Minority interest ..............         --         (0.1)        --          --
                                       -----       -----       -----       -----
Income (loss) before
  provision (benefit) for
  income taxes .................        (2.0)       (0.5)       (2.6)       (0.2)
Provision (benefit) for
  income taxes .................        (0.6)       (0.2)       (0.5)       (0.1)
                                       -----       -----       -----       -----
Net income (loss) ..............        (1.4)%      (0.3)%      (2.1)%      (0.1)%
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


Results of Operations

     Total revenues for the twelve weeks ended July 11, 1998 decreased 3% to $57.2 million from $58.8 million for the comparable period of 1997, comprising an 18.3% increase in total revenues at the Saint Louis Bread business unit and a 10.3% decrease in total revenues at the Au Bon Pain business unit. Total revenues increased in the Saint Louis Bread/Panera Bread business unit to $18.6 million in the second quarter of 1998, driven principally by positive comparable restaurant sales and incremental revenues from the seven and five company-owned bakery cafes opened in 1997 and 1998 to-date, respectively. Comparable restaurant sales at Saint Louis Bread Co./Panera Bread continued at a moderately strong pace, increasing 2.9% in the second quarter of 1998 versus the comparable period of 1997. This increase is on top of the 9.8% comparable restaurant sales increase of the second quarter of 1997. In the Au Bon Pain business unit, total revenues decreased to $38.7 million for the second quarter of 1998, reflecting the closing of certain restaurants in 1997 and 1998 and the franchising of eleven stores in the Philadelphia market in the third quarter of 1997. Comparable restaurant sales for the Au Bon Pain business unit in the second quarter of 1998 increased by .9%.

     Operating income in the second quarter of 1998 decreased to $340,000, versus $1,492,000 in the second quarter of 1997, as operating margin was .6% in the second quarter of 1998 versus 2.5% in the comparable period of 1997. The 1.9 point year-over-year decline in margin was a result of increased food costs as a percentage of total revenues, particularly butter and previously-contracted-for-coffee, an increase in overall general and administrative expenses, including increased expenses to support the company's 1998 projected growth, and lower contribution in the second quarter of 1998 from the Au Bon Pain International and Trade Channels business unit.

     At the Saint Louis Bread Co./Panera Bread business unit, operating margin decreased .8% in the second quarter of 1998 versus the comparable quarter of 1997 due to increased general and administrative and other infrastructure expenses to support the business unit's projected 63% systemwide unit growth in 1998 over 1997. Operating margin in the Au Bon Pain business unit in the second quarter of 1998 was 3.1 points below that of the second quarter of 1997, as the Au Bon Pain business unit results were significantly impacted by higher percentage food costs, principally in the areas of butter, coffee, and produce costs. In addition, the Au Bon Pain International and Trade Channels business unit earnings decreased significantly versus the comparable quarter of 1997, attributable to some sales softness in the Asian markets and particularly strong fees in the second quarter of 1997.

     During the second quarter of 1998, six Saint Louis Bread Co./Panera Bread franchise area development agreements were signed, representing commitments for the development of 66 bakery cafes and increasing the number of franchise commitments to a total of 452 bakery cafes to be developed. Nine Saint Louis Bread/Panera Bread bakery cafes were opened in the second quarter of 1998, including three company-owned cafes and six franchise-operated cafes. For the Au Bon Pain International and Trade Channels business unit, nine franchise-operated units opened in the second quarter of 1998.


Net Income

     The Company recorded a net loss in the second quarter of 1998 of $779,381 versus a net loss of $165,605 in the comparable 1997 period. Interest expense decreased to $1,408,000 in the second quarter of 1998 versus $1,608,000 in the comparable period in 1997 with other expense of $88,000 at July 11, 1998 compared to $198,000 at July 12, 1997.


Liquidity and Capital Resources

     The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

     For the twenty-eight weeks ended July 11, 1998, operating activities provided $6.7 million versus $3.2 million for the comparable period of 1997. Funds provided by operating activities were primarily the result of the sale of assets and decreases in accounts receivable and inventories, offset by an increase in prepaid expenses and decreases in accrued expenses. In 1997, cash was generated by disposal of assets offset by decreases in accounts payable and accrued expenses.

     Total capital expenditures for the twenty-eight weeks ended July 11, 1998 of $9.0 million were related primarily to the construction of new Saint Louis Bread bakery cafes and commissaries and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit. Total capital expenditures for the twenty-eight weeks ended July 12, 1997 were $8.0 million.

         On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four-year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 500,000 shares of the Company's Class A common stock, depending on the term during which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. With the senior subordinated financing and the Company's revolving line of credit, the Company's management believes it has the capital resources necessary to meet its growth goals through 1998.

     On March 23, 1998 the Company sold its Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. The net proceeds of the sale were used to repay the $7.9 million outstanding for the Industrial Revenue Bond and to reduce amounts outstanding under the revolving credit line. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

     The Company has a $22.0 million unsecured revolving line of credit which bears interest at the commercial bank's prime rate plus .25% to 2.25%, depending upon certain financial tests performed quarterly. As of July 11, 1998, $17.5 million was outstanding under the line of credit and an additional $1.1 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company.

     In 1998, the Company currently anticipates spending approximately $19.0 million for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing units. The Company expects to fund these expenditures principally through internally generated cash flow.

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

     The Company has not completed its assessment of the impact of the Year 2000 issue. It is management's belief that the primary financial systems are Year 2000 compatible. Those systems are being tested for compliance during 1998. Many secondary systems associated with the Company's retail operations will require modifications. It is the Company's belief that existing internal Company resources will be adequate to reprogram these Year 2000 modifications. It is expected that the most significant Year 2000 system issue for the Company is with POS systems used by the Au Bon Pain concept. The Company is in negotiation with several vendors to replace the exiting POS systems with new state-of-the-art systems. The new systems are expected to be leased at a net incremental cost of approximately $400,000 annually for both the Au Bon Pain and Saint Louis Bread concepts. The incremental cost of the new system is expected to be substantially offset by labor efficiency savings associated with the new POS system.

PART II. OTHER INFORMATION
-------- -----------------


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 25, 1998, to consider and vote upon the following matters:

         1. To elect two (2) members of the Board of Directors, each for a three-year term ending at the Company's 2001 Annual Meeting (the "Directors Proposal"); and

         2. To ratify the action of the Board of Directors reappointing Coopers & Lybrand LLP (now known as PricewaterhouseCoopers
             LLP) as auditors for the Company for the fiscal year ending December 26, 1998 (the "Auditors Proposal");

     With respect to the Directors Proposal, each of the following Nominees received the following votes in favor, and withheld, from his nomination:

         Nominee                       For                    Withheld
         -------                       ---                    --------
         George E. Kane             11,830,151                295,742
         Henry J. Nasella           11,866,817                259,076

     Accordingly, Messrs. Kane and Nasella were elected as members of the Board of Directors, each to serve a three-year term expiring at the Company's 2001 Annual Meeting and until his successor has been duly elected and qualified.

     With respect to the Auditors Proposal, 12,097,072 votes were cast for the proposal, 11,288 votes were cast against the proposal, and there were 17,533 abstentions on the proposal. Accordingly, the Auditors Proposal was approved.

Item 5. OTHER INFORMATION

     On August 12, 1998, Au Bon Pain Co., Inc. (the "Company"), ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the "Subsidiary"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement"), which contemplates (i) the transfer from the Company to the Subsidiary of substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery cafe food service business concept generally known as Au Bon Pain (collectively, the "Au Bon Pain Division") and (ii) the sale of all of the capital stock of the Subsidiary to the Buyer (the "Sale"), whereby the Buyer will become the owner of the Au Bon Pain Division. The Sale will become effective subject to the terms and conditions of the Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing pursuant to previously obtained commitments from Buyer's lenders and investors, of which no assurance can be given. In the event the Sale is consummated, the Company expects to record a non-cash after-tax loss of approximately $20 million in connection with the Sale. The description of the Agreement is qualified in its entirety by reference to Form 8-K and the exhibits attached thereto, including the Agreement, filed with the Commission on August 21, 1998. The purchase price payable to the Company upon the effectiveness of the Sale shall be seventy-eight million dollars ($78,000,000), subject to possible purchase price adjustments, as described in the Agreement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule.

         (b) Exhibit 10 - Executive Employment Agreement between the Company and
                          Sam Yong dated June 16, 1998.

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


                                            AU BON PAIN CO., INC.
                                            ---------------------
                                            (Registrant)



Dated:  August 25, 1998                     By: /S/  LOUIS I. KANE
                                            ------------------------------------
                                            Louis I. Kane
                                            Co-Chairman



Dated:  August 25, 1998                     By: /S/  RONALD M. SHAICH
                                            ------------------------------------
                                            Ronald M. Shaich
                                            Co-Chairman and
                                            Chief Executive Officer



Dated:  August 25, 1998                     By: /S/ ANTHONY J. CARROLL
                                            ------------------------------------
                                            Anthony J. Carroll
                                            Senior Vice President and
                                            Chief Financial Officer
