Form 10-Q
period 1998-10-03
AU BON PAIN CO INC
filed 1998-11-17
CIK 724606

SECURITIES AND EXCHANGE COMMISSION D R A F T
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-Q
(Mark one)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 3, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to
                                          ------    ------
           Commission file number   0-19253
                                    -------

                              Au Bon Pain Co., Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-2723701
     ---------------------------------               -------------------
     (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)               Identification No.)

     19 Fid Kennedy Avenue, Boston, MA                     02210
     --------------------------------------------       ------------
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

      As of November 12, 1998, 10,487,213 shares and 1,557,658 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX



PART I.          FINANCIAL INFORMATION                                     PAGE
-------          ---------------------                                     ----
      ITEM 1.    FINANCIAL STATEMENTS..................................      3

                 Consolidated Balance Sheets as of October 3, 1998
                 and December 27, 1997.................................      3

                 Consolidated Statements of Operations for the
                 twelve and forty weeks ended October 3, 1998
                 and October 4, 1997...................................      4

                 Consolidated Statements of Cash Flows
                 for the forty weeks ended October 3, 1998
                 and October 4, 1997...................................      5

                 Notes to Consolidated Financial Statements............      6


      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS............................................      8



PART II.         OTHER INFORMATION
--------         -----------------

      ITEM 5.    OTHER INFORMATION.....................................     14

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................     14


Item 1. Financial Statements

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        October 3,       December 27,
                                                           1998             1997
                                                      ------------      ------------
ASSETS                                                 (unaudited)
------
Current assets:
  Cash and cash equivalents.........................  $    680,240      $    853,025
  Accounts receivable, net..........................     7,065,115         9,427,190
  Inventories.......................................     6,285,697         9,116,794
  Prepaid expenses..................................     2,625,544           775,036
  Refundable income taxes...........................       595,272           595,916
  Deferred income taxes.............................       600,040           600,040
                                                      ------------      ------------
      Total current assets..........................    17,851,908        21,368,001
                                                      ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization.....................   103,669,698       112,231,916
                                                      ------------      ------------
Other assets:
  Notes receivable..................................     4,984,966         4,742,994
  Intangible assets, net of accumulated amortization    30,390,410        31,360,459
  Deferred financing costs..........................       902,434           952,591
  Deposits and other................................    11,327,264         9,097,477
  Deferred income taxes.............................     6,761,983         6,761,983
                                                      ------------      ------------
      Total other assets............................    54,367,057        52,915,504
                                                      ------------      ------------
      Total assets..................................  $175,888,663      $186,515,421
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable..................................  $  7,164,430      $  7,070,881
  Accrued expenses..................................    14,369,276        13,917,058
  Current maturities of long term debt..............        40,800           438,100
                                                      ------------      ------------
      Total current liabilities.....................    21,574,506        21,426,039
Long-term debt, less current maturities.............    34,030,440        42,526,752
Convertible Subordinated Notes......................    30,000,000        30,000,000
                                                      ------------      ------------
      Total liabilities.............................    85,604,946        93,952,791
                                                      ------------      ------------

Minority interest...................................         1,448           287,847
Stockholders' equity:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000; issued and
    outstanding none in 1998 and 1997, respectively.
  Common stock, $.0001 par value:
   Class A, shares authorized 50,000,000; issued
    and outstanding 10,410,421 and 10,144,840 in
    1998 and 1997, respectively.....................         1,042             1,019
   Class B, shares authorized 2,000,000; issued
    and outstanding 1,557,658 and 1,572,907 in 1998
    and 1997, respectively..........................           156               161
 Additional paid-in capital.........................    69,720,343        68,485,661
 Retained earnings..................................    20,560,728        23,787,942
                                                      ------------      ------------
      Total stockholders' equity....................    90,282,269        92,274,783
                                                      ------------      ------------
      Total liabilities and stockholders' equity....  $175,888,663      $186,515,421
                                                      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                 for the 12 weeks ended     for the 40 weeks ended
                                 ------------------------  -------------------------
                                  October 3, October 4,     October 3,    October 4,
                                     1998        1997          1998          1997
                                 -----------  -----------  ------------   ----------
Revenues:
  Restaurant sales.............. $55,529,242  $56,153,956  $179,190,997  $177,930,040
  Franchise sales and other
    revenues....................   2,625,133    4,014,229    10,057,019    12,567,752
                                 -----------  -----------  ------------  ------------
                                  58,154,375   60,168,185   189,248,016   190,497,792

Costs and expenses:
  Cost of food and paper
   products.....................  19,595,843   21,288,633    66,505,149    67,865,101
  Restaurant operating expenses:
      Labor.....................  15,870,570   15,339,169    50,610,516    48,885,248
      Occupancy.................   7,060,020    7,177,517    21,043,416    21,571,163
      Other.....................   6,722,875    6,762,642    20,759,702    20,902,095
                                 -----------  -----------  ------------  ------------
                                  29,653,465   29,279,328    92,413,634    91,358,506

  Depreciation and amortization.   3,952,358    3,973,962    13,155,108    12,972,301
  General and administrative
    expenses....................   4,141,187    3,903,652    14,087,755    12,571,269
  Non-recurring charge..........           -            -     1,210,000             -
                                 -----------  -----------  ------------  ------------
                                  57,342,853   58,445,575   187,371,646   184,767,177
                                 -----------  -----------  ------------  ------------

Operating profit (loss).........     811,522    1,722,610     1,876,370     5,730,615
Interest expense, net...........   1,437,606    1,680,717     4,972,282     5,423,953
Other expense (income), net.....     177,461     (354,803)      393,466       145,821
Loss on sale of assets..........           -            -       734,823             -
Minority interest...............    (105,515)     (15,943)      (79,988)        4,339
                                 -----------  -----------   -----------  ------------
Income (loss) before provision
  for income taxes..............    (698,030)     412,639    (4,144,213)      156,502

Benefit for income taxes........    (200,000)  (1,051,545)     (917,000)   (1,154,000)
                                 -----------  -----------   -----------   -----------
Net income (loss)............... $  (498,030) $ 1,464,184   $(3,227,213)  $ 1,310,502
                                 ===========  ===========   ===========   ===========

Net income (loss) per common
  share - basic................. $    ($0.04) $      0.12   $    ($0.27)  $      0.11
                                 ===========  ===========   ===========   ===========
Net income (loss) per common
  share - diluted............... $    ($0.04) $      0.12   $    ($0.27)  $      0.11
                                 ===========  ===========   ===========   ===========
Weighted average number of
  common and common equivalent
  shares outstanding - basic....  11,966,493   11,769,882    11,896,858    11,756,981
                                 ===========  ===========   ===========   ===========
Weighted average number of
  common and common equivalent
  shares outstanding - diluted..  11,966,493   12,192,048    11,896,858    11,917,501
                                 ===========  ===========   ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         for the 40 weeks ended
                                                      ----------------------------
                                                       October 3,       October 4,
                                                          1998            1997
                                                      ------------      ----------
Cash flows from operations:
      Net income (loss)...........................    $(3,227,213)      $ 1,310,502
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.................     13,155,108        12,972,301
    Amortization of deferred financing costs......        533,988           375,950
    Provision for losses on accounts receivable...         43,165            46,575
    Minority interest.............................        (79,988)            4,339
    Deferred income taxes.........................           -             (583,987)
    Expenditures towards closing of stores........           -            1,063,909
    Non-recurring charge..........................      1,210,000              -
    Loss(Gain) on sale of assets..................        734,823          (325,426)
    Gain on sale of investment....................           -             (930,344)

Changes in operating assets and liabilities:
    Accounts receivable...........................        410,382        (1,593,282)
    Inventories...................................        628,828          (473,380)
    Prepaid expenses..............................     (2,040,723)       (1,181,958)
    Refundable income taxes.......................            644         1,667,914
    Accounts payable..............................         93,549         1,015,438
    Accrued expenses..............................        213,069        (2,065,999)
                                                      -----------       -----------

      Net cash provided by operating activities...     11,675,632        11,302,552
                                                      -----------       -----------

Cash flows from investing activities:
    Additions to property and equipment...........    (13,809,108)      (12,083,345)
    Proceeds from sale of assets..................     12,693,917         3,641,043
    Proceeds from sale of investment..............           -            2,000,000
    Payments received on notes receivable.........        178,028            91,253
    Increase in intangible assets.................       (121,032)          (78,506)
    Increase in deposits and other................     (2,388,804)       (1,299,143)
    Increase in notes receivable..................        (45,000)       (2,591,044)
                                                      -----------       -----------

      Net cash used in investing activities.......     (3,491,999)      (10,319,742)
                                                       ----------       -----------

Cash flows from financing activities:
    Exercise of employee stock options............      1,017,777           185,969
    Proceeds from issuance of warrants............           -                 -
    Proceeds from long-term debt issuance net
      of deferred financing costs.................     56,057,388        46,136,488
    Principal payments on long-term debt..........    (64,951,000)      (45,639,600)
    Proceeds from issuance of common stock........        216,923              -
    Deferred financing costs......................       (491,095)         (188,026)
    (Decrease) in minority interest...............       (206,411)         (242,307)
                                                      -----------       -----------

      Net cash provided by(used in)financing
        activities................................     (8,356,418)          252,524
                                                      -----------       -----------

Net increase (decrease) in cash and cash
  equivalents.....................................       (172,785)        1,235,334
                                                      -----------       -----------
Cash and cash equivalents, at beginning of period.        853,025         2,578,830
                                                      -----------       -----------
Cash and cash equivalents, at end of period.......    $   680,240       $ 3,814,164
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


                                       for the twelve weeks ended
                                      ----------------------------
                                        October 3,     October 4,
                                          1998            1997
                                      ------------     -----------
Net income (loss) used in net
  income (loss) per common share
  - basic............................ $  (498,030)     $ 1,464,184
                                      ===========      ===========
Net income (loss) used in net
  income (loss) per common share
  - diluted.......................... $  (498,030)     $ 1,464,184
                                      ===========      ===========
Weighted average number of shares
  outstanding - basic................  11,966,493       11,769,882
    Effect of dilutive securities:
      Employee stock options.........        -             299,013
      Stock warrants.................        -             123,153
                                      -----------      -----------
Weighted average number of shares
  outstanding - diluted..............  11,966,493       12,192,048
                                      ===========      ===========
Net income (loss) per common share
  - basic............................ $      (.04)     $       .12
                                      ===========      ===========
Net income (loss) per common share
  - diluted.......................... $      (.04)     $       .12
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


Note D - Subsequent Events

      On October 28, 1998, Au Bon Pain Co., Inc. (the "Company"), ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("ABPH"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherrill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), entered into an amendment (the "Amendment") to the Stock Purchase Agreement dated as of August 12, 1998 (the "Original Agreement," and together with the Amendment, the "Amended Agreement"), which Original Agreement was the subject of a Form 8-K filed by the Company on August 21, 1998, the contents of which are hereby incorporated by reference. The Amended Agreement contemplates
(a) the transfer, in the aggregate, from the Company to ABPH and a new Delaware corporation to be formed as a wholly owned subsidiary of the Company ("ABP Newco," and collectively with ABPH, the "Subsidiaries"), of substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery cafe food service and franchise business concept generally known as Au Bon Pain (the "Au Bon Pain Division"), (b) the merger of ABP Newco with and into ABPH, with ABPH being the surviving corporation and (c) the sale of all the capital stock of ABPH to the Buyer, whereby the Buyer will become the owner of the Au Bon Pain Division (the "Sale").

     The Sale will become effective subject to the terms and conditions of the Amended Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing by Buyer (as to which no assurance can be given). With regard to these contingencies, the Buyer has advised the Company that its proposed lender has withdrawn its commitment relative to the acquisition. However, the Buyer has further advised the Company that it is diligently pursuing alternative financing and is actively engaged in speaking with several potential lenders, although there can be no assurance that it will, in fact, be able to secure such financing. The Company intends to seek adequate assurances from the Buyer regarding such alternative financing so that Buyer will be able to perform its obligations under the Amended Agreement.

     In the event the Sale is consummated, the Company expects to record a non-cash after-tax loss of approximately $20 million in connection with the Sale. The description of the Amended Agreement contained herein is qualified in its entirety by reference to (a) the Original Agreement and certain letter agreements with respect to the Sale, attached as Exhibits 2, 10.1 and 10.2, respectively, to the Company's Form 8-K filed August 21, 1998 and incorporated herein by reference and (b) the Amendment, attached as Exhibit 2 to the Company's Form 8-K filed November 6, 1998 and incorporated by reference herein. Pursuant to the Amended Agreement, the purchase price payable to the Company upon the effectiveness of the Sale shall be seventy three million dollars ($73,000,000), subject to possible purchase price adjustments, as described in the Amended Agreement.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


      The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:


                                 For the               For the
                             12 weeks ended        40 weeks ended
                            ------------------   ------------------
                             Oct. 3,   Oct. 4,    Oct. 3,   Oct. 4,
                              1998      1997       1998      1997
                            --------  --------   --------  --------
Revenues:
  Restaurant sales........    95.5%     93.3%      94.7%     93.4%
  Franchise sales and
    other revenues........     4.5       6.7        5.3       6.6
                             -----     -----      -----     -----
                             100.0%    100.0%     100.0%    100.0%

Costs and expenses:
  Cost of food and
    paper products........    33.7%     35.3%      35.2%     35.6%
  Restaurant operating
    expenses..............    51.0      48.7       48.8      48.0
  Depreciation and
    amortization..........     6.8       6.6        7.0       6.8
  General and
    administrative........     7.1       6.5        7.4       6.6
  Non-recurring charge....       -         -        0.6         -
                             -----     -----      -----     -----
                              98.6      97.1       99.0      97.0
                             -----     -----      -----     -----

Operating margin..........     1.4       2.9        1.0       3.0
Interest expense, net.....     2.5       2.8        2.6       2.8
Other (income) expense, net    0.3      (0.6)       0.2       0.1
Loss on sale of assets....       -         -        0.4         -
Minority interests........    (0.2)        -          -         -
                             -----     -----      -----     -----
Income (expense) before
  provision for income
  taxes...................    (1.2)      0.7       (2.2)      0.1
Provision (benefit) for
  income taxes............    (0.3)     (1.7)      (0.5)     (0.6)
                             -----     -----      -----     -----
Net income (loss).........    (0.9)%     2.4%      (1.7)%     0.7%
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


Results of Operations

      Total revenues for the twelve weeks ended October 3, 1998 decreased 3.3% to $58.2 million from $60.2 million for the comparable period of 1997. Total revenues at the Saint Louis Bread business unit increased 17.2% to $19.6 million, while total revenues at the Au Bon Pain business unit decreased 11.3% to $38.6 million. The increase in the Saint Louis Bread/Panera Bread business unit in the third quarter of 1998 was driven by positive comparable restaurant sales, incremental revenues from the fourteen company-owned bakery cafes opened in 1997 and 1998 to-date, and higher franchise income. Comparable restaurant sales at Saint Louis Bread Co./Panera Bread increased 2.0% in the third quarter of 1998 versus the comparable period of 1997. This increase is on top of the 7.2% comparable restaurant sales increase of the third quarter of 1997. In the Au Bon Pain business unit, the decrease in total revenues reflects the closing of certain restaurants in 1997 and 1998 and the franchising of eleven stores in the Philadelphia market in the third quarter of 1997. Comparable restaurant sales for the Au Bon Pain business unit in the third quarter of 1998 decreased by 0.4%.

      Operating income in the third quarter of 1998 decreased to $811,000, versus $1,722,000 in the third quarter of 1997. Operating margin was 1.4% in the third quarter of 1998 versus 2.9% in the comparable period of 1997. The decline in operating income was a result of lower contribution in the quarter in the Au Bon Pain business unit, as the Saint Louis Bread Co./Panera Bread business unit contribution was modestly higher in the third quarter of 1998 versus the comparable quarter of 1997. The lower contribution in the Au Bon Pain business unit was due to several factors. First, the decline in comparable restaurant sales produced a negative leverage against the normal inflationary cost elements, reducing contribution. Second, the Au Bon Pain business unit was significantly impacted by extraordinarily high market prices for butter, increasing food costs. In addition, the level of franchise income from the Au Bon Pain International & Trade Channels area was reduced due both to the Asian economic crisis and to the pending sale of the Au Bon Pain business unit overall.

      Contribution in the Saint Louis Bread business unit in the third quarter of 1998 was only modestly higher than that of the comparable quarter of 1997, as increases in store profits from company-owned cafes and greater franchise income in the 1998 third quarter were largely offset by higher overhead costs, particularly related to the field organization and the commissary infrastructure.


      During the third quarter of 1998, four Saint Louis Bread Co./Panera Bread franchise area development agreements were signed, representing commitments for the development of 102 bakery cafes and increasing the number of franchise commitments to a total of 577 bakery cafes to be developed. Eight Saint Louis Bread/Panera Bread bakery cafes were opened in the third quarter of 1998, including two company-owned cafes and six franchise-operated cafes. Within the Au Bon Pain business unit, five franchise-operated units were opened in the third quarter of 1998.


Net Income

      The Company recorded a net loss in the third quarter of 1998 of $498,030 versus net income of $1,464,184 in the comparable 1997 period. Interest expense decreased to $1,438,000 in the third quarter of 1998 versus $1,680,000 in the comparable period in 1997 with other expense of $177,000 at October 3, 1998 compared to other income of $355,000 at October 4, 1997. The year over year decrease in other income of $532,000 mostly represents the sale of stock and assets consummated in the third quarter of 1997.


Liquidity and Capital Resources

      The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

       For the forty weeks ended October 3, 1998, operating activities provided $11.7 million versus $11.4 million for the comparable period of 1997. Funds provided by operating activities were primarily the result of the sale of assets and decreases in accounts receivable and inventories, offset by an increase in prepaid expenses. In 1997, cash was generated by disposal of assets offset by a decreases in accounts payable and an increase in accounts receivable.

      Total capital expenditures for the forty weeks ended October 3, 1998 of $13.8 million were related primarily to the construction of new Saint Louis Bread bakery cafes and commissaries and the remodeling of existing Au Bon Pain bakery cafes. The expenditures were funded principally by net cash from operating activities and by use of the Company's revolving line of credit. Total capital expenditures for the forty weeks ended October 4, 1997 were $12.0 million.

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

      The Company has a $22.0 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate plus .25% or LIBOR plus 2.75%, at the Company's option. As of October 3, 1998, $17.2 million was outstanding under the line of credit and an additional $1.1 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company.

      In 1998, the Company currently anticipates spending approximately $19.0 million for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing units. The Company expects to fund these expenditures principally through internally generated cash flow.


Impact Of Year 2000

      The "Year 2000 Issue" is the result of manufactured equipment and computer programs using two digits rather than four to define the applicable year. If the Company's equipment and computer programs, with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, generate invoices or engage in similar normal business practices.

      During 1997, The Company formed an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. Internal information technology professionals are working to identify and resolve all significant Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans, including an assessment of issues and development of said remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications. In addition, the Company will be completing vendor notification of Year 2000 compliance requirements to all of its vendors. This notification includes reference to compliance expectations of all vendor supplied equipment.

      While the Company has not yet completed its assessment of the Year 2000 impact, it has determined that the most significant Year 2000 system issue is Point Of Sale (POS) Systems used by the Au Bon Pain concept. The Company is in final negotiations with several vendors to replace the existing POS systems with new state-of-the-art systems. The new systems are expected to be pilot tested in the fourth quarter of 1998 and rollout is expected to begin in the first quarter of 1999. The new systems are expected to be leased at approximately the same cost as the current Au Bon Pain system and are expected to improve labor efficiency at the store level. In addition, vendors for the Company's two major financial systems are reporting that their Year 2000 compliance upgrades should be available for testing in the fourth quarter of 1998. The Company is in the final stage of selecting an outside vendor(s) to test compliance and participate in the integration testing of these functions with the rest of its systems.

      Based on preliminary information, costs of addressing Year 2000 issues have not been determined, but are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future.

     While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner and/or vendor compliance to some extent. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key business partners and/or vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 could have a material adverse impact on the Company. The Company is in the process of establishing contingency plans that would minimize the impact to the Company in the event that the Company or its major vendors fail to implement a Year 2000 solution on a timely basis. The cost of adapting the contingency plans is not expected to be material.


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


Certain Factors Affecting Future Operating Results

     Statements made or incorporated in this Form 10-Q, including any discussion or impact, express or implied, on the Company's anticipated operating results and future earnings per share contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate", "project", "intend", "expect", "future", "anticipates" and similar expressions) which express management's belief, expectations or intentions regarding the Company's future performance. The described sale of the Au Bon Pain Business Unit is subject to a variety of conditions, including but not limited to stockholder approval and government antitrust clearance. In addition, the purchase and sale agreement allows Au Bon Pain Co., Inc. to entertain alternative acquisition proposals, subject to the payment of a termination fee. No assurances can be given that the sale of that unit will be completed on a timely basis, if at all. Moreover, the Company's actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The amount of net proceeds available to the Company is subject to closing adjustments which may result in a lower amount available for expansion of the Saint Louis Bread Co./Panera Bread bakery cafes. The ability of the Company to aggressively expand its business going forward is subject to the availability of sufficient capital to it and the developers party to franchise development agreements with the Company. Additionally, the Company's operating results may be affected by many factors, including but not limited to variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition and other factors that may affect retailers in general. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10-K for the year ended December 27, 1997.

PART II.   OTHER INFORMATION
--------   -----------------

Item 5.    OTHER INFORMATION

      On October 28, 1998, Au Bon Pain Co., Inc. (the "Company"), ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("ABPH"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherrill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), entered into an amendment (the "Amendment") to the Stock Purchase Agreement dated as of August 12, 1998 (the "Original Agreement," and together with the Amendment, the "Amended Agreement"), which Original Agreement was the subject of a Form 8-K filed by the Company on August 21, 1998, the contents of which are hereby incorporated by reference. The Amended Agreement contemplates
(a) the transfer, in the aggregate, from the Company to ABPH and a new Delaware corporation to be formed as a wholly owned subsidiary of the Company ("ABP Newco," and collectively with ABPH, the "Subsidiaries"), of substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery cafe food service and franchise business concept generally known as Au Bon Pain (the "Au Bon Pain Division"), (b) the merger of ABP Newco with and into ABPH, with ABPH being the surviving corporation and (c) the sale of all the capital stock of ABPH to the Buyer, whereby the Buyer will become the owner of the Au Bon Pain Division (the "Sale").

     The Sale will become effective subject to the terms and conditions of the Amended Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing by Buyer (as to which no assurance can be given). With regard to these contingencies, the Buyer has advised the Company that its proposed lender has withdrawn its commitment relative to the acquisition. However, the Buyer has further advised the Company that it is diligently pursuing alternative financing and is actively engaged in speaking with several potential lenders, although there can be no assurance that it will, in fact, be able to secure such financing. The Company intends to seek adequate assurances from the Buyer regarding such alternative financing so that Buyer will be able to perform its obligations under the Amended Agreement.

     In the event the Sale is consummated, the Company expects to record a non-cash after-tax loss of approximately $20 million in connection with the Sale. The description of the Amended Agreement contained herein is qualified in its entirety by reference to (a) the Original Agreement and certain letter agreements with respect to the Sale, attached as Exhibits 2, 10.1 and 10.2, respectively, to the Company's Form 8-K filed August 21, 1998 and incorporated herein by reference and (b) the Amendment, attached as Exhibit 2 to the Company's Form 8-K filed November 6, 1998 and incorporated by reference herein. Pursuant to the Amended Agreement, the purchase price payable to the Company upon the effectiveness of the Sale shall be seventy three million dollars ($73,000,000), subject to possible purchase price adjustments, as described in the Amended Agreement.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit 27 - Financial Data Schedule.

     (b)   The Company filed a Form 8-K on August 21, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                AU BON PAIN CO., INC.
                                                (Registrant)



       Dated:  November 17, 1998         By:    /S/  LOUIS I. KANE
                                                --------------------------------
                                                     Louis I. Kane
                                                     Co-Chairman






       Dated:  November 17, 1998         By:    /S/  RONALD M. SHAICH
                                                --------------------------------
                                                     Ronald M. Shaich
                                                     Co-Chairman and
                                                     Chief Executive Officer






       Dated:  November 17, 1998         By:    /S/  ANTHONY J. CARROLL
                                                --------------------------------
                                                     Anthony J. Carroll
                                                     Senior Vice President and
                                                     Chief Financial Officer