Form 10-Q/A
period 1998-10-03
AU BON PAIN CO INC
filed 1999-01-21
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                   FORM 10-Q/A
(Mark one)

  X                 QUARTERLY REPORT PURSUANT TO SECTION 13
-----           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
              ----------------------------------------------------
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

                                 (617) 423-2100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                    ---------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                   ----   ----

     As of December 31, 1998, 10,059,544 shares and 1,557,658 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              AU BON PAIN CO., INC.
                                      INDEX


PART I.           FINANCIAL INFORMATION                     PAGE
-------           ---------------------                     ----
ITEM 1.  FINANCIAL STATEMENTS .............................    3

         Consolidated Balance Sheets as of
         October 3, 1998 and December 27, 1997 ............    3

         Consolidated Statements of Operations
         for the twelve and forty weeks ended
         October 3, 1998 and October 4, 1997 ..............    4

         Consolidated Statements of Cash Flows
         for the forty weeks ended October 3, 1998
         and October 4, 1997 ..............................    5

         Notes to Consolidated Financial Statements .......    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....    9



PART II.          OTHER INFORMATION
--------          -----------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................   18

ITEM 5.  OTHER INFORMATION ................................   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................   19

Item 1.  Financial Statements

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS


                                                      October 3,        December 27,
                                                        1998                1997
                                                     -----------       ------------
ASSETS                                               (unaudited)
------
Current assets:
  Cash and cash equivalents.......................   $    680,240      $    853,025
  Accounts receivable, net........................      7,065,115         9,427,190
  Inventories.....................................      6,285,697         9,116,794
  Prepaid expenses................................      2,625,544           775,036
  Refundable income taxes.........................        595,272           595,916
  Deferred income taxes...........................      2,300,040           600,040
                                                     ------------      ------------
      Total current assets........................     19,551,908        21,368,001
                                                     ------------      ------------

Property and equipment, less accumulated
  depreciation and amortization...................     91,300,662       112,231,916
                                                     ------------      ------------
Other assets:
  Notes receivable................................      4,984,966         4,742,994
  Intangible assets, net of accumulated
    amortization                                       20,259,446        31,360,459
  Deferred financing costs........................        902,434           952,591
  Deposits and other..............................     11,327,264         9,097,477
  Deferred income taxes...........................      9,861,983         6,761,983
                                                     ------------      ------------
      Total other assets..........................     47,336,093        52,915,504
                                                     ------------      ------------
      Total assets................................   $158,188,663      $186,515,421
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable................................   $  7,164,430      $  7,070,881
  Accrued expenses................................     14,369,276        13,917,058
  Current maturities of long term debt (Note D)...     64,071,240           438,100
                                                     ------------      ------------
      Total current liabilities...................     85,604,946        21,426,039
Long-term debt, less current maturities...........             --        42,526,752
Convertible Subordinated Notes....................             --        30,000,000
                                                     ------------      ------------
      Total liabilities...........................     85,604,946        93,952,791
                                                     ------------      ------------

Minority interest.................................          1,448           287,847
Stockholders' equity:
  Preferred Stock, $.0001 par value:
   Class B, shares authorized 2,000,000; issued and
    outstanding none in 1998 and 1997, respectively
  Common stock, $.0001 par value:
   Class A, shares authorized 50,000,000; issued
    and outstanding 10,410,421 and 10,144,840 in
    in 1998 and 1997, respectively...............           1,042             1,019
   Class B, shares authorized 2,000,000; issued
    and outstanding 1,557,658 and 1,572,907 in
    1998 and 1997, respectively..................             156               161
 Additional paid-in capital......................      69,720,343        68,485,661
 Retained earnings...............................       2,860,728        23,787,942
                                                     ------------      ------------
      Total stockholders' equity.................      72,582,269        92,274,783
                                                     ------------      ------------
      Total liabilities and stockholders' equity.    $158,188,663      $186,515,421
                                                     ============      ============


   The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       for the 12 weeks ended           for the 40 weeks ended
                                       ----------------------           ----------------------
                                       October 3,    October 4,       October 3,      October 4,
                                         1998           1997             1998            1997
                                      -----------   -------------    ------------     ------------
Revenues:
  Restaurant sales..............     $ 55,529,242     $56,153,956    $179,190,997     $177,930,040
  Franchise sales and other
    revenues....................        2,625,133       4,014,229      10,057,019       12,567,752
                                      -----------     -----------    ------------     ------------
                                       58,154,375      60,168,185     189,248,016      190,497,792

Costs and expenses:
  Cost of food and paper
   products.....................       19,595,843      21,288,633      66,505,149       67,865,101
  Restaurant operating expenses:
      Labor.....................       15,870,570      15,339,169      50,610,516       48,885,248
      Occupancy.................        7,060,020       7,177,517      21,043,416       21,571,163
      Other.....................        6,722,875       6,762,642      20,759,702       20,902,095
                                      -----------     -----------    ------------     ------------
                                       29,653,465      29,279,328      92,413,634       91,358,506

  Depreciation and amortization.        2,217,358       3,973,962      11,420,108       12,972,301
  General and administrative
    expenses....................        4,141,187       3,903,652      14,087,755       12,571,269
  Non-recurring charge(Note D)..       24,235,000              --      25,445,000               --
                                      -----------     -----------     -----------     ------------

                                       79,842,853      58,445,575     209,871,646      184,767,177
                                      -----------     -----------    ------------     ------------

Operating profit (loss).........      (21,688,478)      1,722,610     (20,623,630)       5,730,615
Interest expense, net...........        1,437,606       1,680,717       4,972,282        5,423,953
Other expense (income), net.....          177,461        (354,803)        393,466          145,821
Loss on sale of assets..........               --              --         734,823               --
Minority interest...............         (105,515)        (15,943)        (79,988)           4,339
                                      -----------      ----------     -----------     ------------
Income (loss) before provision
  for income taxes..............      (23,198,030)        412,639     (26,644,213)         156,502

Benefit for income taxes........       (5,000,000)     (1,051,545)     (5,717,000)      (1,154,000)
                                     ------------     -----------    ------------     ------------
Net income (loss)...............     $(18,198,030)    $ 1,464,184    $(20,927,213)    $  1,310,502
                                     ============     ===========    ============     ============

Net income (loss) per common
  share - basic.................     $      (1.52)    $      0.12    $      (1.76)    $       0.11
                                     ============     ===========      ==========     ============
Net income (loss) per common
  share - diluted...............     $      (1.52)    $      0.12    $      (1.76)    $       0.11
                                     ============     ===========      ==========     ============
Weighted average number of
  common and common equivalent
  shares outstanding - basic....       11,966,493      11,769,882      11,896,858       11,756,981
                                     ============     ===========     ===========     ============
Weighted average number of
  common and common equivalent
  shares outstanding - diluted..       11,966,493      12,192,048      11,896,858       11,917,501
                                     ============     ===========     ===========     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                      AU BON PAIN CO., INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                                          for the 40 weeks ended
                                                                                    ----------------------------------
                                                                                     October 3,            October 4,
                                                                                        1998                  1997
                                                                                    -----------            -----------
Cash flows from operations:
         Net income (loss) ...................................................     $(20,927,213)         $  1,310,502
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ............................................       11,420,108            12,972,301
    Amortization of deferred financing costs .................................          533,988               375,950
    Provision for losses on accounts receivable ..............................           43,165                46,575
    Minority interest ........................................................          (79,988)                4,339
    Deferred income taxes ....................................................       (4,800,000)             (583,987)
    Expenditures towards closing of stores ...................................               --             1,063,909
    Non-recurring charge .....................................................       25,445,000                    --
    Loss(gain) on sale of assets .............................................          734,823              (325,426)
    Gain on sale of investment ...............................................               --              (930,344)

Changes in operating assets and liabilities:
    Accounts receivable ......................................................          410,382            (1,593,282)
    Inventories ..............................................................          628,828              (473,380)
    Prepaid expenses .........................................................       (2,040,723)           (1,181,958)
    Refundable income taxes ..................................................              644             1,667,914
    Accounts payable .........................................................           93,549             1,015,438
    Accrued expenses .........................................................          213,069            (2,065,999)
                                                                                   ------------          ------------

      Net cash provided by operating activities ..............................       11,675,632            11,302,552
                                                                                   ------------          ------------

Cash flows from investing activities:
    Additions to property and equipment ......................................      (13,809,108)          (12,083,345)
    Proceeds from sale of assets .............................................       12,693,917             3,641,043
    Proceeds from sale of investment .........................................               --             2,000,000
    Payments received on notes receivable ....................................          178,028                91,253
    Increase in intangible assets ............................................         (121,032)              (78,506)
    Increase in deposits and other ...........................................       (2,388,804)           (1,299,143)
    Increase in notes receivable .............................................          (45,000)           (2,591,044)
                                                                                   ------------          ------------

      Net cash used in investing activities ..................................       (3,491,999)          (10,319,742)
                                                                                   ------------          ------------

Cash flows from financing activities:
    Exercise of employee stock options .......................................        1,017,777               185,969
    Proceeds from issuance of warrants .......................................               --                    --
    Proceeds from debt issuance net
      of deferred financing costs ............................................       56,057,388            46,136,488
    Principal payments on debt ...............................................      (64,951,000)          (45,639,600)
    Proceeds from issuance of common stock ...................................          216,923                    --
    Deferred financing costs .................................................         (491,095)             (188,026)
    (Decrease) in minority interest ..........................................         (206,411)             (242,307)
                                                                                   ------------          ------------

      Net cash provided by(used in)financing
        activities ...........................................................       (8,356,418)              252,524
                                                                                   ------------          ------------

Net increase (decrease) in cash and cash
  equivalents ................................................................         (172,785)            1,235,334
                                                                                   ------------          ------------
Cash and cash equivalents, at beginning of period ............................          853,025             2,578,830
                                                                                   ------------          ------------
Cash and cash equivalents, at end of period ..................................     $    680,240          $  3,814,164
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


Note B - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share.

                                                 For the twelve weeks ended       For the forty weeks ended
                                                 --------------------------       -------------------------
                                              Oct. 3, 1998     Oct. 4, 1997    Oct. 3, 1998       Oct. 4, 1997
                                             -------------     ------------    ------------       ------------
Net income (loss)  used in net income
 (loss) per common  share - basic .......    $(18,198,030)    $ 1,464,184      $(20,927,213)      $ 1,310,502
                                             ============     ===========      ============       ===========
Net income (loss)  used in net income
 (loss) per common  share - diluted .....    $(18,198,030)    $ 1,464,184      $(20,927,213)      $ 1,310,502
                                             ============     ===========      ============       ===========
Weighted average  number of shares
 outstanding - basic ....................      11,966,493      11,769,882        11,896,858        11,756,981

  Effect of dilutive securities:
    Employee stock options ..............              --         299,013                --            67,205
    Stock warrants ......................              --         123,153                --            93,315
                                             ------------     -----------       -----------       -----------
Weighted average  number of shares
 outstanding - diluted ..................      11,966,493      12,192,048        11,896,858       $11,917,501
                                             ============     ===========       ===========       ===========
Net income (loss)  per common share -
 basic ..................................    $      (1.52)    $      0.12       $     (1.76)      $      0.11
                                             ============     ===========       ===========       ===========
Net income (loss)  per common share -
 diluted ................................    $      (1.52)    $      0.12       $     (1.76)      $      0.11
                                             ============     ===========       ===========       ===========


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


Note D - Non-recurring Charges

     During the third quarter of 1998, the Company recorded a non-recurring, non-cash charge of $24.2 million principally to reflect a write-down under Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). The charge is included as a separate component of operating expense. The non-cash charge was taken to record an impairment for long lived assets to be disposed of as a result of the agreement entered into for the sale of the Au Bon Pain Division (see Note E - Subsequent Events).

     As a result of this charge, operating income in the third quarter of 1998 was favorably impacted by $1,735,000 due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for resale. In addition, a tax benefit of $5.4 million was recorded related to this charge. The benefit is less than the benefit obtained by applying the statutory tax rate to the pretax loss due to the fact that certain deferred state tax assets will no longer be realizable following the Sale.

     The Company intends to repay all of its outstanding debt with the proceeds from the Sale (see Note E). The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. All outstanding debt at October 3, 1998 has been included in current liabilities. The agreement with the bank group has been amended to eliminate such defaults through the end of the Company's fiscal first quarter of 1999 (April 17, 1999). The Company expects the Sale will become effective during the fiscal first quarter of 1999, resulting in the repayment of the revolving line of credit.

     The Company anticipates costs of approximately $1.6 million associated with the repayment of all outstanding debt at the time of the Sale.


Note E - Subsequent Events

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

     The Sale will become effective subject to the terms and conditions of the Amended Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing by Buyer (as to which no assurance can be given). With regard to these contingencies, the Buyer has advised the Company that its proposed original lender has withdrawn its commitment relative to the acquisition, however, the Buyer has also advised the Company that it has obtained commitments from new lenders sufficient to consummate the transactions contemplated by the agreement. In the event that any of the above-referenced conditions remain unfulfilled, including, but not limited to the existence of a material adverse change in the Au Bon Pain Division as described in the Agreement, the closing of the Sale may not be consummated in a timely fashion, or the Buyer may seek to renegotiate or terminate the agreement.

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

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the period indicated:


                                                                        For the                     For the
                                                                    12 weeks ended              40 weeks ended
                                                                 --------------------         -------------------
                                                                   Oct. 3,   Oct. 4,           Oct. 3,    Oct. 4,
                                                                    1998      1997              1998       1997
                                                                 --------    --------         --------   --------
Revenues:
  Restaurant sales ........................................        95.5%        93.3%           94.7%       93.4%
  Franchise sales and other revenues ......................         4.5          6.7             5.3         6.6
                                                                  -----        -----           -----       -----
                                                                  100.0%       100.0%          100.0%      100.0%

Costs and expenses:
  Cost of food and paper products .........................        33.7%        35.3%           35.2%       35.6%
  Restaurant operating expenses ...........................        51.0         48.7            48.8        48.0
  Depreciation and amortization ...........................         3.8          6.6             6.1         6.8
  General and administrative ..............................         7.1          6.5             7.4         6.6
  Non-recurring charge ....................................        41.7           --            13.4          --
                                                                  -----        -----           -----       -----
                                                                  137.3         97.1           110.9        97.0
                                                                  -----        -----           -----       -----

Operating margin ..........................................       (37.3)         2.9           (10.9)        3.0
Interest expense, net .....................................         2.5          2.8             2.6         2.8
Other (income) expense, net ...............................         0.3         (0.6)            0.2         0.1
Loss on sale of assets ....................................          --           --             0.4          --
Minority interests ........................................        (0.2)          --              --          --
                                                                -----          -----           -----       -----
Income (expense) before provision for income taxes ........       (39.9)         0.7           (14.1)        0.1
Provision (benefit) for income taxes ......................        (8.6)        (1.7)           (3.0)       (0.6)
                                                                  -----        -----           -----       -----
Net income (loss) .........................................       (31.3)%        2.4%          (11.1)%       0.7%
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

     Operating income in the third quarter of 1998 increased to $2,546,000 (before the non-recurring charge of $24.2 million), versus $1,722,000 in the third quarter of 1997. Operating income in the third quarter of 1998 was favorably impacted by $1,735,000 due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for resale (see Note D). Operating margin was 1.4% in the third quarter of 1998 versus 2.9% in the comparable period of 1997. The decline in operating income was a result of lower contribution in the quarter in the Au Bon Pain business unit, as the Saint Louis Bread Co./Panera Bread business unit contribution was modestly higher in the third quarter of 1998 versus the comparable quarter of 1997. The lower contribution in the Au Bon Pain business unit was due to several factors. First, the decline in comparable restaurant sales produced a negative leverage against the normal inflationary cost elements, reducing contribution. Second, the Au Bon Pain business unit was significantly impacted by extraordinarily high market prices for butter, increasing food costs. In addition, the level of franchise income from the Au Bon Pain International & Trade Channels area was reduced due both to the Asian economic crisis and to the pending sale of the Au Bon Pain business unit overall.

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

     During the third quarter of 1998, the Company recorded a non-recurring, non-cash charge of $24.2 million principally to reflect a write-down under Statement of Financial Standards, 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). The charge is included as a separate component of operating expense. The non-cash charge was taken to record an impairment for long lived assets to be disposed of as a result of the agreement entered into for the sale of the Au Bon Pain Division (see Note E - Subsequent Events).


Net Income

     Including the non-recurring after tax charge of $17.7 million, the Company recorded a net loss in the third quarter of 1998 of $18,198,030 versus net income of $1,464,184 in the comparable 1997 period. Interest expense decreased to $1,438,000 in the third quarter of 1998 versus $1,680,000 in the comparable period in 1997 with other expense of $177,000 at October 3, 1998 compared to other income of $355,000 at October 4, 1997. The year over year decrease in other income of $532,000 mostly represents the sale of stock and assets consummated in the third quarter of 1997.


Liquidity and Capital Resources

     The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes, maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

     For the forty weeks ended October 3, 1998, operating activities provided $11.7 million versus $11.4 million for the comparable period of 1997. Funds provided by operating activities were primarily the result of the sale of assets and decreases in accounts receivable and inventories, offset by an increase in prepaid expenses. In 1997, cash was generated by disposal of assets offset by a decrease in accounts payable and an increase in accounts receivable.

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

     The Company intends to repay all of its outstanding debt with the proceeds from the Sale (see Note E). The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. All outstanding debt at October 3, 1998 has been included in current liabilities. The agreement with the bank group has been amended to eliminate such defaults through the end of the Company's fiscal first quarter of 1999 (April 17, 1999). The Company expects the Sale will become effective during the fiscal first quarter of 1999, resulting in the repayment of the revolving line of credit.

     In 1998, the Company currently anticipates spending approximately $19.0 million for capital expenditures, principally for the opening of new bakery cafes and the remodeling of existing units. The Company expects to fund these expenditures principally through internally generated cash flow.

     The unsecured revolving line of credit agreement requires that proceeds form the sale of assets be used toward a reduction to the revolving credit line. Upon consummation of the sale of the Au Bon Pain Division, the Company expects to retire all outstanding debt, including the revolving credit line. In conjunction with the paydown the Company will record a non-cash write-off of capitalized deferred financing costs of approximately $800,000. The Company expects to incur expense associated with the early retirement of the convertible subordinated notes of approximately $750,000.

     Upon consummation of the Sale, the Company anticipates the availability of sufficient capital on a going forward basis. If the Sale of the Au Bon Pain Division is not completed, the Company believes it has the ability to replace outstanding debt at maturity through use of existing instruments in the marketplace. The Company cannot, however, guarantee that said debt can be replaced at terms similar or identical to terms currently existing.

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

     During 1997, The Company formed an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. Internal information technology professionals are working to identify and resolve all significant Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans, including an assessment of issues and development of said remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications. To date, the Company has assigned a full time Year 2000 manager, completed a comprehensive inventory of all systems in the cafes, commissaries and corporate offices and has notified critical vendors of the Company's requirements pertaining to the Year 2000 issue.

     The Company has completed its assessment of the Year 2000 impact for both information technology ("IT") and Non-IT systems. In regards to IT systems, the Company has identified the following as the main areas of Year 2000 focus:
Payroll systems, financial systems, network/integration systems, register and store management systems. Network/integration systems are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as operating performance database systems. Register systems are the point-of-sale systems used within each retail bakery cafe, which are electronically linked with the personal computer-based store management systems also located within each retail bakery cafe, providing cafe management tools for the cafe management.

     The costs of addressing the Year 2000 issues has not been finalized. However, including the cost of a full time Year 2000 manager, the Company has estimated the cost to be approximately $500,000.

     In addition to the above IT systems, the Company has identified the following as the primary Non-IT systems subject to Year 2000 issues: ovens, alarms, proofers, HVAC-freezers, and safes. The Company is currently in contact with vendors and/or landlords in order to assess the potential impact. Based on initial review the Company believes the potential impact of Year 2000 issues pertaining to Non-IT systems to be minor. Upon full assessment of the impact of Year 2000 issues, the Company will address, in order of criticality, the potential issues, and will develop remediation and contingency plans.

     While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependant on key business partner and/or vendor compliance to some extent. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key business partners and/or vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 could have a material adverse impact on the Company. In addition to the estimated costs outlined above, the Company has estimated the costs for adopting all "worst case" contingency plans to be approximately $900,000.

     The following chart depicts the phases, status, timetable, estimated cost of completion, contingency plans and risks, and estimated cost of implementing contingency plans pertaining to year 2000 Issues associated with IT systems. The most reasonably likely worst case scenarios are outlined under the columns "Contingency Plan/Risks" and "Estimated Contingency Cost".

                                               Au Bon Pain Co., Inc.
                                           Year 2000 Summary for IT Systems

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Estimated
   Area/System                    Phases                                 Status                       Timetable            Cost
------------------------------------------------------------------------------------------------------------------------------------
Payroll             - Software vendor to provide          In process                                    1/99                  $0
                      updated Year 2000 compliant
                      version of currently used
                      software

                    - Review software code to             In process                                    2/99             $60,000
                      identify non-compliant
                      components

                    - Test upgraded software for          Upon completion of code scan                  3/99                  $0
                      operational effectiveness

                    - Vendor to complete remediation      If necessary                                  3/99                  $0

                    - Remediation                         Upon completion of Integration testing        4/99                  $0

                    - Implementation                      Upon completion of remediation                4/99                  --

------------------------------------------------------------------------------------------------------------------------------------
Financial System    - Software vendor to provide          Complete                                        -                   $0
                      updated Year 2000 compliant
                      version of currently used
                      software

                    - Review software code to             Complete                                        -              $60,000
                      identify non-compliant
                      components

                    - Test upgraded software for          Upon completion of code scan                  2/99                  $0
                      operational effectiveness

                    - Implementation                      Upon completion code scan                     4/99             $65,000

------------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------
                                                               Estimated
                                    Contingency               Contingency
   Area/System                       Plan/Risks                  Cost
--------------------------------------------------------------------------

Payroll                    Outsource payroll processing       $100,000
                           to third party.  This process
                           would begin in June 1999 and
                           constitutes the worst case
                           scenario.
--------------------------------------------------------------------------
Financial System           Outsource services to third
                           party.  This process would
                           begin June 1999 and
                           constitutes the worst case
                           scenario.
                                                              $500,000
--------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Estimated
   Area/System                    Phases                                 Status                       Timetable            Cost
------------------------------------------------------------------------------------------------------------------------------------


Network             - Evaluate all individual systems     Complete                                                           $0
Integration           for Year 2000 compliance
Systems
                    - Remediate internally                In process                                    10/99          $100,000
------------------------------------------------------------------------------------------------------------------------------------
Register Systems    - Upgrade currently used software     Complete                                                           $0
(Saint Louis          to be Year 2000 compliant
Bread Co.
Division)           - Test upgraded software for          In progress                                   3/99                 $0
                      operational effectiveness

                    - Implementation                      Upon completion of integration testing        6/99            $60,000
------------------------------------------------------------------------------------------------------------------------------------
Store Management    - Upgrade currently used software     In progress                                   5/99                 $0
Systems (Saint        to be Year 2000 compliant
Louis Bread Co.
Division)           - Test upgraded software for          Upon completion of remediation                6/99                 $0
                      operational effectiveness
-----------------------------------------------------------------------------------------------------------------------------------
Register and        - Selection of Replacement            Complete                                        -                  $0
Store Management      Hardware/software
Systems (Au Bon
Pain Division)
                    - Pilot test of new                   In progress                                   3/99      The new systems
                      hardware/software                                                                           are expected to be
                                                                                                                  leased at the same
                                                                                                                  annual cost as the
                                                                                                                  current leased
                                                                                                                  systems.
                    - Complete rollout                    Upon completion of Pilot Test Program         8/99
------------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------
                                                               Estimated
                                    Contingency               Contingency
   Area/System                       Plan/Risks                  Cost
--------------------------------------------------------------------------
Network                Many of the subsystems are not          $150,000
Integration            critical in day to day
Systems                operations.  If internal
                       remediation is not successful,
                       the contingency plan is to
                       replace subsystems as needed
                       In the worst case scenario,
                       those subsystems which have
                       not been fully remediated
                       already could be replaced or
                       reverted to more manual
                       processes.
--------------------------------------------------------------------------
Register Systems       As a remediate software                       $0
(Saint Louis           currently exists, a
Bread Co.              contingency plan is not
Division)              necessary at this time
--------------------------------------------------------------------------
Store Management       This is an internally used              $150,000
Systems (Saint         reporting software that is
Louis Bread Co.        considered non-critical to day
Division)              to day operations.  Year 2000
                       compliant replacement software
                       is known to be available and
                       could be rolled out.
--------------------------------------------------------------------------
Register and           As compliant hardware/software                $0
Store Management       currently exists, a
Systems (Au Bon        contingency plan is not
Pain Division)         necessary at this time.
--------------------------------------------------------------------------

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


Certain Factors Affecting Future Operating Results

     Statements made or incorporated in this Form 10Q, including any discussion or impact, express or implied, on the Company's anticipated operating results and future earnings per share contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate", "project", "intend", "expect", "future", "anticipates" and similar expressions) which express management's belief, expectations or intentions regarding the Company's future performance. The described sale of the Au Bon Pain Business Unit is subject to a variety of conditions, including but not limited to stockholder approval and government antitrust clearance. In addition, the purchase and sale agreement allows Au Bon Pain Co., Inc. to entertain alternative acquisition proposals, subject to the payment of a termination fee. No assurances can be given that the sale of that unit will be completed on a timely basis, if at all. Moreover, the Company's actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The amount of net proceeds available to the Company is subject to closing adjustments which may result in a lower amount available for expansion of the Saint Louis Bread Co./Panera Bread bakery cafes. The ability of the Company to aggressively expand its business going forward is subject to the availability of sufficient capital to it and the developers party to franchise development agreements with the Company. Additionally, the Company's operating results may be affected by many factors, including but not limited to variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition and other factors that may affect retailers in general. These and other risks are detailed from time to time in the Company's SEC reports, including Form 10K for the year ended December 27, 1997.

PART II. OTHER INFORMATION
-------- -----------------


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. The agreement with the bank group has been amended to eliminate such defaults through the end of the Company's fiscal first quarter of 1999 (April 17, 1999). The Company expects the Sale will become effective during the fiscal first quarter of 1999, resulting in the repayment of the revolving line of credit.


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

     The Sale will become effective subject to the terms and conditions of the Amended Agreement, including, but not limited to, the approval of the stockholders of the Company, consents of certain landlords, governmental approvals, and consummation of financing by Buyer (as to which no assurance can be given). With regard to these contingencies, the Buyer has advised the Company that its original proposed lender has withdrawn its commitment relative to the acquisition, however, the Buyer has also advised the Company that it has obtained commitments from new lenders sufficient to consummate the transactions contemplated by the agreement. In the event that any of the above-referenced conditions remains unfulfilled, including, but not limited to the existence of a material adverse change in the Au Bon Pain Division as described in the Agreement, the closing of the Sale may not be consummated in a timely fashion, or the Buyer may seek to renegotiate or terminate the agreement.

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



                                                         AU BON PAIN CO., INC.
                                                         -----------------------
                                                                (Registrant)



     Dated: January 21, 1999                        By: /S/ LOUIS I. KANE
                                                        ------------------------
                                                        Louis I. Kane
                                                        Co-Chairman






     Dated: January 21, 1999                       By: /S/ RONALD M. SHAICH
                                                       -------------------------
                                                       Ronald M. Shaich
                                                       Co-Chairman and
                                                       Chief Executive Officer






     Dated: January 21, 1999                       By: /S/ ANTHONY J. CARROLL
                                                       -------------------------
                                                       Anthony J. Carroll
                                                       Senior Vice President and
                                                       Chief Financial Officer