Form 10-K
period 1998-12-26
AU BON PAIN CO INC
filed 1999-03-26
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-K



   (Mark one)

  X        Annual report pursuant to Section 13 or 15(d) of the Securities
----       Exchange Act of 1934 (Fee required)

           For the fiscal year ended December 26, 1998, or

---- Transition report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934 (No fee required)

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

                                  [check mark]
                            ------------------------

      Aggregate market value of the registrant's voting stock held by non-affiliates as of March 17, 1999: Class A Common Stock, $.0001 par value:
$71,191,540.

      Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1999: Class A Common Stock, $.0001 par value: 10,560,051 shares, Class B Common Stock, $.0001 par value:
1,557,658 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be filed in connection with the Annual Meeting of Stockholders, is incorporated by reference in response to Part III, Items 10, 11, 12 and 13; and certain exhibits to the registrant's Form S-1 Registration Statement (File No. 33-453219), Form S-l Registration Statement (File No. 33-40153), annual reports on Form 10-K for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 quarterly report for the period ended July 11, 1998 and Form 8-K filed December 22, 1993, Form 8-K filed August 21, 1998 and Form 8-K filed November 6, 1998, are incorporated by reference in response to Part IV, Item 14.

                              PART I

ITEM 1.  BUSINESS

GENERAL

      Au Bon Pain Co., Inc. ("the Company") was formed in March 1981 with three Boston area bakeries and one cookie store serving croissants, breads and cookies. As of December 26, 1998, the Company had 219 Company-operated and 159 franchised bakery cafes operating under two concepts: the Au Bon Pain Division, with 151 Company-operated and 114 franchise-operated bakery cafes, and the Saint Louis Bread Co. Division, which also does business as "Panera Bread" outside of the Saint Louis area, with 68 Company-operated and 45 franchise-operated bakery cafes. Both concepts specialize in high quality food for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages. The Au Bon Pain Division concept, with its major metropolitan locations, serves customers where they work and shop. Saint Louis Bread Co. Division reaches suburban dwellers and workers, offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

      The Au Bon Pain Division bakery cafes are principally located in the following cities: Baltimore, Boston, Chicago, Cleveland, Columbus, Hartford, Minneapolis, New Haven, New York City, Pittsburgh, Providence and Washington, DC. Internationally, franchise partners operate Au Bon Pain Division units in Chile, the Philippines, Indonesia, Thailand, Brazil, the UK and Singapore. In addition, domestic franchisees currently operate Au Bon Pain Division cafes in Doubletree Hotels, airports and in certain West Coast and East Coast cities (see "Properties"). System wide sales for Au Bon Pain, which include Company-operated and franchised restaurant sales, were approximately $213.0 million for the fiscal year ended December 26, 1998.

      The Saint Louis Bread Co. Division bakery cafes are principally located in suburban, strip mall and regional mall locations. The concept is currently operating in Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Oklahoma, South Carolina and Texas (see "Properties"). System wide sales for Saint Louis Bread were approximately $114.5 million for the fiscal year ended December 26, 1998. The Company believes that the acquisition of Saint Louis Bread has created a number of opportunities. The Saint Louis Bread suburban bakery cafe concept has proved to be well suited for suburban locations and offers the Company greater access to these markets, thereby enhancing the Company's long-term growth prospects.

      The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") have entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P. for the transfer of substantially all of the assets and liabilities of the Au Bon Pain Division business (the "Au Bon Pain Division") and to sell all of the outstanding capital stock of ABPH to the Buyer, for a purchase price of $73,000,000 subject to adjustments, whereby the Buyer will become the owner of the Au Bon Pain Division (the "Sale"). Although most of the conditions for the Sale have been satisfied, including approval by the Company's Stockholders on March 4, 1999, the necessary financing arrangements are not yet complete and a closing date has not been set.

CONCEPT AND STRATEGY

      The Au Bon Pain Division concept focuses on "niche" markets in high density areas of pedestrian traffic. Target customers of the Au Bon Pain Division include urban office employees, hospital employees and visitors, shoppers, travelers, students and other adults who are time sensitive, yet desire a higher quality breakfast and lunch experience than is typically found at quick service restaurants. The concept's strategy is to create distinctive food offerings based on fresh-baked breads and baked goods at reasonable prices. It strives to offer products of fresher, higher quality and greater variety than those offered by its competitors. In addition, the Company believes its operational excellence, speed of service and convenient locations further differentiate the Company from its competitors. Average revenue per Company-operated bakery cafe open for the full fiscal year ended December 26, 1998 was approximately $1,045,000 for the Au Bon Pain Division concept.

      The Saint Louis Bread Co. Division concept focuses on the emerging "Specialty Bread/Cafe" category. Its artisan sourdough breads and overall award-winning bakery expertise are at the heart of the concept's menu. Bread and baked goods account for approximately 25% of sales. The concept is designed to deliver against the key baby boomer consumer trends of today, specifically the need for an efficient but higher self-esteem experience than that offered by traditional fast food. The concept aims to become a nationally recognized brand name, and in doing so, hopes to reap the economic benefits that a strong brand name offers. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in four sub-businesses: lunch, breakfast, day-time "chill out" and take home specialty retailing. Average revenue per Company-operated bakery cafe open for the full fiscal year ended December 26, 1998 was approximately $1,265,000 for the Saint Louis Bread Co. Division concept.

      The Company believes that excellence in execution is a key to success in the restaurant industry. The distinctive nature of the Company's menu offerings, the quality of its restaurant operations, the Company's unique cafe design and the prime locations of its cafes are integral to the Company's success. The Company will grow the Au Bon Pain Division concept selectively in its core urban markets, special real estate situations (hospitals, transportation centers, etc.) and through continued franchising abroad and domestically. The Saint Louis Bread Co. Division concept has tremendous growth potential in the suburban markets which will be realized through both Company and franchise efforts.


MENU

      The menus across both concepts seek to provide the Company's target customers with products which build on the strength of the Company's bakery expertise and meet customers' new and ever-changing taste profiles. The key menu groups are fresh baked goods, made-to-order sandwiches, soups and cafe beverages. Included within these menu groups are: a variety of freshly baked bagels, breads, croissants, muffins, scones, rolls and sweet goods; sandwiches made-to-order; hearty, unique soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. A primary difference in menu between the two concepts is the significant emphasis within the Saint Louis Bread Co. Division concept on sophisticated artisan and sourdough breads, which supports its significant take-home business.

      The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest amongst its target customer groups - "the Trend-Setters" and "the Good Food Traditionalists." Both of these target customers seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the Trend-Setters. New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are introduced in all the Au Bon Pain Division or the Saint Louis Bread Co. Division bakery cafes.


MARKETING

      The Company believes it competes on the basis of an entire experience rather than price. Pricing is structured so that customers perceive good value at both the Au Bon Pain Division and the Saint Louis Bread Co. Division and can visit every day (high quality food at reasonable prices). The average customer purchase is approximately $3.21 at Au Bon Pain and $5.09 at Saint Louis Bread. Breakfast and lunch checks typically average $2.20 and $4.36, respectively, at Au Bon Pain and $3.66 and $6.09, respectively, at Saint Louis Bread. The Company attempts to increase its per location sales through menu development, promotions and by sponsorship of local community charitable events.

      To date, the Company has not advertised extensively; rather, it relies on word of mouth, customer satisfaction and promotional programs to encourage trial by new customers and to make existing customers aware of new menu offerings.


CATERING

      The Au Bon Pain Division operates a catering program which offers a select group of delivered breakfast and luncheon food items appropriate for on-site consumption at corporate functions. Customers place orders by toll-free telephone with trained customer service representatives at the Company's Boston headquarters. Orders are immediately routed utilizing a computerized delivery support system to the most appropriate bakery cafe for preparation and delivery. In 1998, catering sales represented approximately 5.7% of the Au Bon Pain Division-operated restaurant sales. At present, Saint Louis Bread Co. Division does not offer catering services. With the predominance of Saint Louis Bread Co. Division cafes in suburban locations, the Company believes that the potential to develop significant catering business at the Saint Louis Bread Co. Division is lower than at the Au Bon Pain Division.



SITE SELECTION

      For the Au Bon Pain Division concept, the Company seeks convenient locations in high-visibility, high-traffic, densely populated areas which are easily accessible to the target customers. Besides urban office buildings, the Company also operates in transportation centers, universities and hospitals. The Company believes that its menu, history of quality retail operations and bakery cafe designs enable the Company to access locations which may not be available to traditional quick service restaurants. Successful examples of the Au Bon Pain Division real estate include the following locations: Copley Place, a shopping mall/office building in Boston; Brigham and Women's Hospital, a leading medical center in Boston; South Station, a transportation center in downtown Boston; the Empire State Building in New York City; the Pittsburgh Airport in Pittsburgh and George Washington University at 2000 Pennsylvania Avenue in Washington, D.C. Saint Louis Bread Co. Division locations are typically in suburban strip malls, free standing locations and regional malls such as the Galleria Mall in Saint Louis and the Lenox Square Mall in Atlanta.

      In 1998, the Company opened one Au Bon Pain bakery cafe in an existing market. The Company's Au Bon Pain franchisees opened 27 new bakery cafes domestically and in the Philippines, Indonesia, Thailand, Brazil and England.

      During 1998, the Company expanded the number of Company-operated Saint Louis Bread bakery cafes by 11 to 68 locations in new and existing markets. The Saint Louis Bread franchise-operated locations expanded by 26 to 45 locations.

      Both bakery cafe concepts rely on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining demographic information within that area and information on quick service breakfast or lunch competitors. Management evaluates the Company's ability to establish a dominant presence within that area in order to create entry barriers to other bakery cafe competitors. Based on this information, sales and return on investment are projected.

      The Company uses sophisticated fixtures and materials in the bakery cafe design for both concepts. The design visually reinforces the distinctive difference between the Company's bakery cafes and other quick service restaurants serving breakfast and lunch. Many of the Company's cafes also feature outdoor cafe seating. The current estimated construction and equipment costs for a typical Au Bon Pain bakery cafe outside of New York City are approximately $475,000 before any landlord construction allowance. The estimated construction and equipment cost for a typical Au Bon Pain bakery cafe in New York City is approximately $850,000 before any landlord construction allowance. The current estimated construction and equipment cost for a typical Saint Louis Bread bakery cafe is approximately $625,000 before any landlord allowance.

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


PRODUCTION

      Breads, cookies and pastries sold at Au Bon Pain Division bakery cafes are baked on premises from frozen dough. Saint Louis Bread Co. Division bakery cafes use fresh dough for their sourdough breads, certain other breads and bagels, and frozen dough for most other baked goods products. Baked goods prepared from frozen dough products represent approximately 30% of the Au Bon Pain Division's total bakery cafe sales and approximately 17% of the Saint Louis Bread Co. Division's total bakery cafe sales.

      During 1996, the Company completed construction of a state of the art frozen dough production facility in Mexico, MO to supply frozen dough; this replaced its original South Boston frozen dough facility which was out of capacity. On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, the Au Bon Pain Division and the Saint Louis Bread Co. Division entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, for their domestic bakery cafes. The net proceeds of the sale were used to reduce debt. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's results of operations for the first quarter of 1998.

      The sale of the frozen dough production facility provides economies of scale in plant production which are reflected in the economics of the five-year supply agreements and allows the Company to take advantage of Bunge's significant purchasing power. The five year supply agreements allow the bakery cafes to continue to offer the same high quality fresh baked goods, as the frozen dough products purchased from Bunge will be made on the same equipment, by the same management team, using the same proprietary processes and specifications as prior to the sale to Bunge.

      The Company also operates an Au Bon Pain Division Commissary in South Boston which produces frozen dough bagels and certain other menu items. Each of the Saint Louis Bread Co. Division bakery cafes is supported by a regional commissary which daily provides fresh sourdough and bagel products for baking and sale within the Saint Louis Bread Co. Division bakery cafes. The Company operated 9 regional commissaries as of December 26, 1998.

COMPETITION

      The Au Bon Pain Division and Saint Louis Bread Co. Division experience competition from numerous sources in their respective trade areas. Au Bon Pain Division bakery cafes compete within approximately a two city block radius with other providers of breakfast and lunch. Saint Louis Bread Co. Division bakery cafes compete with bread only stores, supermarkets and other bakeries that supply high quality breads and with other restaurants that seek to use quality breads to define a breakfast, lunch and light dinner menu. Both divisions compete for leased space in desirable locations; methods of competition are price, service and quality of products. Certain of the Company's competitors may have capital resources exceeding those available to the Company.

MANAGEMENT INFORMATION SYSTEMS

      Each Company-operated bakery cafe has computerized cash registers to collect point-of-sale transaction data, which are used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company's corporate office.

      The Company's in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data and to reduce managers' administrative time. The system supplies sales, bank deposit and variance data to the Company's accounting department in Boston on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each bakery cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix and other sales trends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information pertaining to the "Year 2000" issue.


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


JOINT VENTURES

      The Company currently operates 14 Au Bon Pain bakery cafes in New York City, which are owned under a joint venture agreement between the Company and an independent investor group. Under the terms of this agreement, the Company has an obligation to offer the group up to 49% of the equity in each bakery cafe opened in the metropolitan tri-state area of New York City (New York City, Long Island, Westchester County (NY), Bergen County (NJ), and Fairfield County (CT)). The equity participation percentage is based on the cost of the initial construction upon opening of the bakery cafe. This equity percentage is fixed prior to the date of the respective bakery cafe openings. The group has no obligation to participate in any bakery cafe, and the percentage participation must be elected by the group prior to the opening of the bakery cafe. Each joint venture bakery cafe must purchase all of its frozen dough products from the Company and is operated by the Company under a management agreement under which the Company receives a management fee of 6% of sales of each joint venture bakery cafe. The Company has agreed to provide a guaranty to one or more institutional lenders acceptable to the Company to assist the group in financing its acquisition of up to 5% of the equity in new bakery cafes opened after January 1, 1993. As of December 26, 1998, approximately $40,936 is outstanding under this arrangement.


FRANCHISES

Au Bon Pain
Domestic

      The Company currently has domestic franchising agreements with sixteen organizations: Northern Bakers, Inc., CA One, ABP Southern California, LLC, Wayne ABP, Inc., R.C. Menzer, Romallso, Inc., The Lauren Group, Inc., FGR Food Group, Host Marriott Corp., Boston Concessions Group, Inc., Crowne Plaza Ravinia, ABP Delaware Valley, LLC, DoubleTree Hotels, ABP Caribbean Limited, BP Oil Company and Statewide Management Group. In general, the Company has two sources of revenue from its domestic Au Bon Pain franchisees: fees for new locations and royalties on sales by franchisees. New domestic locations, other than airport locations, to be developed by franchisees typically require a $25,000 initial franchise fee per location and a 5% royalty. Airport franchise fees range between $10,000 and $50,000, depending upon passenger traffic and the Company's assistance in obtaining the concession. All domestic franchisees are obligated to use Company-approved ingredients, including Au Bon Pain-approved frozen dough products.

      In 1997, the Company sold 11 bakery cafes to ABP Delaware Valley, LLC for $2.6 million, in connection with the execution of a franchise area development agreement covering certain portions of Pennsylvania, New Jersey and Delaware. The purchase price was paid by delivery of a ten-year note payable to the Company which bears interest at 8.25% per annum. Under the terms of the area development agreement, the franchisee must open 17 new bakery cafes according to a minimum opening schedule in order to maintain development exclusivity in the territory and has the right to open either the Au Bon Pain Division or the Saint Louis Bread Co. Division bakery cafes within the specified territory.


International

      The Company currently has international franchise development agreements with developers in Chile, Argentina, Brazil and certain other South American countries, Thailand, Indonesia, the Philippines, Malaysia, Singapore, United Kingdom, the Caribbean, Eastern Canada and the Canary Islands. Bakery cafes have been opened to date in Chile, Indonesia, the Philippines, Thailand, Brazil and England. Under these agreements, the Company has granted exclusive development rights to franchise and operate Au Bon Pain bakery cafes in the respective country or countries. The agreements generally require the payment of up front development fees, which have ranged from $50,000 to $750,000, a franchise fee, typically from $10,000 to $30,000 for each Au Bon Pain bakery cafe opened, depending upon the size of the location, and royalties from the sale of products from each bakery cafe of 5% of sales. The developer is, in most instances, required to open bakery cafes according to a specific minimum schedule. The Company may also agree to provide advice, consultation and training for the development of a frozen dough plant. Currently, the Company considers international franchising and licensing arrangements as a means of business expansion for its Au Bon Pain concept and is actively pursuing additional international franchising relationships.


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

      The Company has entered into 33 separate franchise area development agreements for a total of approximately 607 bakery cafes of which 45 have been opened to date. The Company's strategy is to execute growth in a controlled and disciplined manner. Under the terms of the franchise development agreements, a schedule is determined with respect to a set number of franchise openings as to which the developer pays a non-refundable fee. In the event that the schedule is not adhered to, the developer will lose development exclusivity in the territory.

EMPLOYEES

      The Company has approximately 712 full-time employees, of whom approximately 135 are employed in general or administrative functions principally at or from the Company's executive offices in Boston, Massachusetts; approximately 10 are employed at the Boston frozen dough plant and the commissary; approximately 91 are employed in the Saint Louis Bread corporate office in St. Louis, MO; approximately 14 are employed in the Saint Louis Bread production facilities in St. Louis, MO, Chicago, IL, Detroit, MI, and Atlanta, GA; and approximately 283 and 179 are employed in the Au Bon Pain and Saint Louis Bread retail operations, respectively. The Company also has approximately 5,170 part-time employees, of whom 3,029 and 1,900 are employed in the Au Bon Pain and Saint Louis Bread bakery cafes, respectively. These totals include the joint venture locations in New York City. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.


TRADEMARKS

The "Au Bon Pain" and "Au Bon Pain The Bakery Cafe" names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office and in certain foreign countries. In addition, the name "Saint Louis Bread Company" and "Panera Bread" are of material importance to the Company. "Saint Louis Bread Company" is registered with the United States Patent and Trademark Office. In addition, "Saint Louis Bread Company and design" and "Panera Bread" and "Panera Bread and design" and various marks of lesser importance have been filed with the United States Patent and Trademark Office.


GOVERNMENT REGULATION

      Each Company-operated and franchised bakery cafe is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire, alcoholic beverage control and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of restaurants.

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

      The Company's Boston commissary and the Saint Louis Bread Co. Division commissaries are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

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

      In 1983, Au Bon Pain built its plant and headquarters in South Boston, Massachusetts. The executive offices occupy approximately 24,000 square feet. The Company leases the building and the land from the City of Boston under a long term ground lease. The annual rent is approximately $150,000. The lease expires, assuming exercise of renewal options, in 2017.

      In 1998, the Company leased short-term office space in Waltham, MA to house its Accounting and Development functions. The annual rent is approximately $190,000 and the lease expires in 1999.

      Au Bon Pain operated its commissary in leased premises in Chelsea, Massachusetts under a ten year lease expiring in 1998, with an option to extend for an additional five years. Management closed this facility in 1998 upon lease expiration (see "Production").

      In 1997, Saint Louis Bread leased new office space in Webster Grove, MO for its corporate offices. The space occupies approximately 10,300 square feet. The annual rent is approximately

$144,000. The lease expires, assuming exercise of renewal options, in 2007.

      The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are used.

BAKERY CAFE LOCATIONS

Au Bon Pain Bakery Cafes:
-------------------------

Company-Operated:  151 total as of December 26, 1998
-----------------

Boston Market Area:  43
-----------------------
101 Merrimac Street                     Filene's
1100 Massachusetts Avenue               Harvard Square
15 Harvard Street                       Hynes Auditorium
176 Federal Street                      International Place
431 Boylston Street                     Kendall Square
53 State Street                         Longwood Galleria
684 Massachusetts Avenue                Milk Street
745 Boylston Street                     MIT
75-101 Federal Street                   Natick Mall
Arlington Center                        New England Medical Center
Beacon Hill                             North Shore Shopping Center
Bowdoin Square                          Northeastern University
Brattle Street                          Park Plaza
Brigham & Women's Hospital              South Shore Plaza
Burlington Mall                         South Station
Cambridgeside Galleria                  Square One Mall
Children's Hospital                     Tower Records
Church Park                             Wellesley Center
Coolidge Corner                         Winter Street
Copley Place                            Woburn Business Center
Davis Square                            Worcester Commons
Design Center South Boston


Other New England:  14
----------------------
Avon Marketplace, Avon, CT              Rockingham Mall, Salem, NH
City Place, Hartford, CT                Rhode Island Hospital,
                                          Providence, RI
Fleet Center, Providence, RI            St. Francis Hospital,
                                          Hartford, CT
Hartford Civic Center, Hartford, CT     Thayer Street, Providence, RI
Mall of New Hampshire,                  Warwick Mall, Warwick, RI
  Manchester, NH
One Broadway, New Haven, CT             West Farms Malls,
                                          West Hartford, CT
Pheasant Lane Mall, Nashua, NH          Worcester Commons,
                                          Worcester, MA


California Market Area:  1
--------------------------
353 Sacramento Street, San Francisco


Pittsburgh Market Area:  8
--------------------------
Fifth Avenue Place                      Pittsburgh Airport-Landside
Oliver Building                         Ross Park Mall
Oxford Center                           Two PPG Place
Pittsburgh Airport-Airside              USX Tower

Washington, D.C. - Baltimore Market Area: 21
--------------------------------------------
10 North Calvert                        800 North Capitol Street
1001 Pennsylvania Avenue, NW            Commerce Place
1101 Vermont Avenue, NW                 Crystal City
1401 Eye Street                         International Square
1701 Pennsylvania Avenue, NW            L'Enfant Plaza
1724 L Street, NW                       Pentagon City
1801 L Street                           Springfield Mall
1850 M Street                           Towson Town Center
2000 Pennsylvania Avenue, NW            Union Station
601 Indiana Avenue                      Warner Building
700 13th Street, NW


Greater New York Area:  41
--------------------------
101 Hudson Street                       Empire State Building
16 East 44th Street                     Exxon Building
222 Broadway                            JFK Airport-Cart
300 Madison Avenue                      JFK Airport-American Airlines
420 Fifth Avenue                        Laguardia Airport
425 Lexington Avenue                    Long Island Jewish Medical Center
444 Madison Avenue                      Macy's
54 East 8th Street                      Manhattan Mall
6 Union Square East                     Nanuet Mall
60 Broad Street                         One Metrotech Center
600 Lexington Avenue                    Port Authority
600 Third Avenue                        Riverside Square
684 Broadway                            Rockefeller Center/Time Warner
73 Fifth Avenue                         Rutgers University
80 Pine Street                          Short Hills Mall
875 Third Avenue-Down                   State Street Plaza
875 Third Avenue-Up                     Westchester Mall
95 Wall Street                          World Financial-Down
Celanese Building                       World Financial-Up
Chanin Building                         World Trade Center
Daily News Building


Midwest Market Area:  23
------------------------
122 South Michigan Avenue, Chicago      600 Superior Avenue, Cleveland
123 North Wacker Drive, Chicago         Amoco Building, Chicago
125 South Wacker Drive, Chicago         BP Building, Cleveland
161 North Clark Street, Chicago         Columbus City Center, Columbus
180 North Michigan Avenue, Chicago      Federal Reserve, Chicago
181 West Madison, Chicago               Grand Avenue, Milwaukee
200 West Adams, Chicago                 IBM Building, Minneapolis
222 North LaSalle Street, Chicago       IDS Center, Minneapolis
30 North LaSalle Street, Chicago        Merchandise Mart, Chicago
33 North Dearborn, Chicago              Tower City, Cleveland
3rd & Broad, Columbus                   Woodfield Mall, Schaumburg, IL
500 West Monroe, Chicago

Franchise-Operated/Domestic:  74 total as of December 26, 1998

ABP Caribbean Limited: 3
------------------------
First Union Bank Building, Miami, FL    Jackson Hospital, Miami, FL
Merchandise Mart, Miami, FL


ABP Delaware Valley, LLC:  11
-----------------------------
30th Street Station, Philadelphia       Mellon Building, Philadelphia
Commerce Square                         Montgomery Mall, Philadelphia
Exton Square Mall, Exton, PA            Ten Penn Center, Philadelphia
Graham Building, Philadelphia           Two Logan Square, Philadelphia
King of Prussia, PA                     Two Penn Center, Philadelphia
Liberty Place, Philadelphia


ABP Southern California, LLC:  5
--------------------------------
Brea Mall, Brea,                        North County Fair, Escondido
Laguna Hills Mall, Laguna Hills         South Lake Avenue, Pasadena
Montclair Plaza, Montclair


Boston Concessions Group: 3
---------------------------
Logan International Airport,            Logan International Airport,
  Terminal B, Boston                      Terminal BII, Boston
Logan International Airport,
  Terminal C, Boston


BP Oil Company: 1
-----------------
BP Oil, Spring Street, Atlanta, GA


CA One Services, Inc.:  6
-------------------------
Ft. Lauderdale Airport,                 Logan International Airport,
 Ft Lauderdale, FL                       Boston, MA
Greater Cincinnati Airport,             Newark International Airport,
 Hebron, KY                              Newark, NJ
Hancock International Airport,          San Jose International Airport,
 Syracuse, NY                            San Jose, CA


Crowne Plaza Ravinia: 1
-----------------------
Crowne Plaza, Atlanta

DoubleTree Hotels: 21
---------------------
Atlanta Airport North                   Louisville, KY III
Austin, TX                              Miami Lakes, FL
Boise, ID                               Norwalk, CT
Hollywood, CA                           O'Hare, Chicago, IL
Houston, TX                             Palatine, IL
Jacksonville, FL                        Philadelphia, PA
Jersey City, NJ                         Raleigh, NC
Lambert Int'l Airport, St. Louis, MO    San Antonio, TX
Las Vegas, NV                           Syracuse, NY
Largo, MD                               Tyson's Corner, VA
Louisville, KY I


FGR Food Corp.:  5
------------------
Dallas-Fort Worth Airport I             Dallas-Fort Worth Airport IV
Dallas-Fort Worth Airport II            Dallas-Fort Worth Airport V
Dallas-Fort Worth Airport III


Fortunoff (Wayne ABP, Inc.):  1
-------------------------------
Wayne Town Center, Wayne, NJ


Host Marriott:  2
-----------------
Hartsfield Airport, Concourse B,        Hartsfield Airport, Concourse D,
  Atlanta, GA                             Atlanta, GA


Northern Bakers, Inc.:  7
-------------------------
Cape Cod Mall, Hyannis, MA              Fox Run Mall, Newington, NH
Carousel Mall, Syracuse, NY             Maine Mall, South Portland, ME
Crossgates Mall, Albany, NY             Silver City Galleria, Taunton, MA
Dartmouth-Hitchcock Medical
  Center, Lebanon, NH


R.C. Menzer:  2
---------------
South Hills Village, Pittsburgh, PA     Monroeville Mall, Monroeville, PA


Romallso, Inc.:  1
------------------
Roosevelt Field Mall, Garden City, NY


Statewide Management Group, Inc.: 2
-----------------------------------
Long Island College Hospital, NY        Pace University, NY

The Lauren Group, Inc.:  3
--------------------------
Choices, Tannersville, PA               Woodbury Commons Outlet,
Crossing Factor Store,                    Central Valley, NY
  Tannersville, PA



Franchise-Operated/International:  40 total as of December 26, 1998


ABP Alimentos y Servicios, Chile:  17
-------------------------------------
Apoquindo/Hendaya                       Museum of Pre-Columbian Art
Bandera                                 New Providencia
El Bosque Norte                         Providencia
El Bosque Sud                           Ripley
Food Garden                             Santiago Airport-Cart
Gimnasio                                Santiago Airport-Counter
Homecenter Las Condes                   Santiago Airport-Duty Free
La Dehasa                               World Trade Center
Miraflores


GS&P Foods, Inc., The Philippines:  5
-------------------------------------
EDSA/Shangri-La Mall, Ortegas           Taipan Building, Ortegas
PCI Tower, Makati                       Zeta Building, Manila
Prince Plaza, Manila


PT Ayodhia Pina Pangan, Indonesia:  7
-------------------------------------
BII Building, Jakarta                   Plaza Senayan, Jakarta
BNI Building, Jakarta                   Setia-Budi Atrium, Jakarta
BRI Building, Jakarta                   Stock Exchange (BEJ), Jakarta
Landmark Building, Jakarta


Royal ABP Co., Ltd, Thailand:  4
--------------------------------
Lake Rajarda                            SCB Plaza
Pattaya                                 Sindhorn


BV Hospitality UK Ltd, United Kingdom:  2
-----------------------------------------
225 The Strand, London                  Piccadilly, London


ABP Brasil Ltda, Brazil:  3
---------------------------
Alameda Santos/Citibank, Sao Paulo      Mackenzie University, Sao Paulo
Birmman Building, Sao Paulo


ABP Bakery Cafe Pte Ltd, Singapore/Malaysia:  2
-----------------------------------------------
The Forum, Singapore                    International Plaza, Singapore

Saint Louis Bread Company Bakery Cafes:
---------------------------------------

Company-Operated Bakery Cafes:  68 total as of December 26, 1998

Greater St. Louis Market Area:  31
----------------------------------
Ballas, Creve Coeur, MO
Baxter, Ballwin, MO                     Highway K, O'Fallon, MO
Bogey Hills, St. Charles, MO            Kirkwood, MO
Brentwood, St. Louis, MO                Main, St. Charles, MO
Cape Girardeau, MO                      Market, St. Louis, MO
Carondelot, Clayton, MO                 Northwest Plaza, St. Ann, MO
Central West End, St. Louis, MO         Pine, St. Louis, MO
Chesterfield Mall, Chesterfield, MO     Soulard, St. Louis, MO
                                        South 9th Street, Columbia, MO
Columbia Mall, Columbia, MO             South Central, Clayton, MO
Crestwood Plaza, St. Louis, MO          Surrey Plaza, Florissant, MO
Delmar, University City, MO             Telegraph Road, St. Louis, MO
Esquire, Clayton, MO                    Tesson, St. Louis, MO
Four Seasons, Chesterfield, MO          West County, Des Peres, MO
Galleria, Richmond Heights, MO          Westport Plaza,
                                          Maryland Heights., MO
Gateway One, St. Louis, MO              Winchester, MO



Atlanta Market Area:  9
-----------------------
Briarcliff, Atlanta, GA                 Lenox Square, Atlanta, GA
Dunwoody, GA                            Peachtree, Atlanta, GA
Emory Village, Atlanta, GA              Sandy Springs, Atlanta, GA
Gwinnett Place, Deluth, GA              Town Center, Kennesaw, GA
Haywood Mall, Greenville, SC


Chicago Market Area:  21
------------------------
Belleville, IL                          Park Ridge, IL
Diversey, Chicago, IL                   Plaza del Grato,
                                          Arlington Heights, IL
Elmwood Park, Elmwood, IL               Scharrington Square, Schaumberg, IL
Evanston, IL                            St. Clair Square,
                                          Fairview Heights, IL
Four Flaggs, Niles, IL                  Stratford Square Mall, IL
Fox Valley, Aurora, IL                  Two Rivers Plaza, Bolingbrook, IL
Glen Ellyn Marketplace, Glen Ellyn, IL  Vernon Hills, IL
Golf & Meachum, Schaumberg, IL          Wheaton, IL
Halsted, Chicago, IL                    Wilmette, IL
LaGrange Park, IL                       Winnetka, IL
Orland Square Mall, Orland Park, IL



Massachusetts Market Area:  2
-----------------------------
Arlington Heights, Arlington, MA        Vinnin Square, Swampscott, MA

Michigan Market Area:  5
------------------------
City Center, Novi, MI                   Troy Commons, Troy, MI
Lathrope Village, Bloomfield, MI        Twelve Oaks Mall, Novi, MI
Orchard Mall, West Bloomfield, MI


Specialty Stores: 2 (not included in total store count)
-------------------------------------------------------
Rendezvous Cafe, Richmond Heights, MO
City Museum, St. Louis, MO


Franchise-Operated Bakery Cafes:  45 total as of December 26, 1998

Breads of the World:  6
-----------------------
Blacklick Crossing, Columbus, OH        Kenwood Pavilion, Cincinnati, OH
Festival at Sawmill, Dublin, OH         Olentangy Plaza, Columbus, OH
Founders Plaza, Gahanna, OH             Tuttle Crossing Mall, Columbus, OH


Cadle, L.L.C.:  1
-----------------
2930 East State Street, Hermitage, PA


Candall, Inc.:  3
-----------------
4370 Beldon Village Road, Canton, OH    Golden Gate Plaza, Mayfield Heights, OH
Boardman Poland Road, Boardman, OH


Carlon Corporation, L.L.C.:  1
------------------------------
Ruby Isle Center, Brookfield, WI


Chicago Bread, L.L.C.: 2
------------------------
Shops of Deerfield, Deerfield, IL       Strathmore Square, Buffalo Grove, IL


Covelli Family Limited Partnership, L.L.P.:  2
----------------------------------------------
118 West Fairbanks, Winter Park, FL     296 East Michigan, Orlando, FL


CSC Investments, L.L.C.:  1
---------------------------
417 Market Street, Chattanooga, TN


Original Bread, Inc.:  8
------------------------
11022 Metcalf, Overland Park, KS           8300 Mission Rd., Prairie Village, KS
11319 West 95th St., Overland Park, KS     8801 West 75th, Overland Park, KS
1605 North Rock Road, Wichita, KS          Leawood Town Center, Leawood, KS
520 West 23rd Street, Lawrence, KS         Westport, Kansas City, MO

Ozark Breads, Inc.:  1
----------------------
2510 Missouri, Jefferson City, MO


PR Restaurants, L.L.C.:  1
--------------------------
Framingham Mall, Framingham, MA


SLB of Central Illinois:  2
---------------------------
510 East John Street, Champaign, IL     White Oaks Boulevard, Springfield, IL


SLB of Iowa:  3
---------------
Coral Ridge Mall, Coralville, IA        John Deere Road, Moline, IL
Elmore Crossing, Davenport, IA


SLB of Minnesota, L.C.:  1
--------------------------
Plymouth Station, Plymouth, MN


St.LB, Inc.:  1
---------------
Mall of St. Matthews, Louisville, KY


St.LB of Florida, Inc.:  1
--------------------------
Brandon Town Center, Brandon, FL


Traditional Bakery, Inc.:  8
----------------------------
1570 East Battlefield, Springfield, MO     3800 East 51st Street, Tulsa, OK
1624 East 15th Street, Tulsa, OK           500 South National, Springfield, MO
2401 East 32nd Street, Joplin, MO          East Sunshine, Springfield, MO
3265 Falls Parkway, Branson, MO            Lewis Avenue, Tulsa, OK


Texas Bread, L.L.C.:  2
-----------------------
Pepper Square, Dallas, TX               Vista Ridge Mall, Lewisville, TX


The Breadbox, L.C.:  1
----------------------
Baymeadows, Jacksonville, FL

The following table sets forth Company-operated and franchise operated bakery cafes open at the dates indicated:


                         Dec. 31,  Dec. 30,  Dec. 28,  Dec. 27,  Dec. 26,
                           1994      1995      1996      1997      1998
                         -------   --------  --------  --------  --------

Company-operated
 Au Bon Pain               182       192       177       160       151
 Saint Louis Bread          29        50        52        57        68
                           ---       ---       ---       ---       ---
                           211       242       229       217       219

Franchise-operated
 Au Bon Pain                25        29        48        96       114
 Saint Louis Bread           6         8        10        19        45
                           ---       ---       ---       ---       ---
                            31        37        58       115       159

Total
 Au Bon Pain               207       221       225       256       265
 Saint Louis Bread          35        58        62        76       113
                           ---       ---       ---       ---       ---
                           242       279       287       332       378



ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 1998.

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

1997                                             High        Low
----                                             ----        ---
First quarter ..............................    8-7/16      5-7/8
Second quarter .............................    7-3/8       6
Third quarter ..............................   10-1/4       7
Fourth quarter .............................    9-13/16     7-1/4

1998
----
First quarter ..............................    8-5/8       7-1/2
Second quarter .............................   11-5/8       8
Third quarter ..............................   11-5/8       5-1/4
Fourth quarter .............................    7-5/16      4-1/8


      On March 17, 1999, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $5.875.

      (b)  Holders.
           --------

      On March 17, 1999, the Company had approximately 1,390 holders of record of its Class A Common Stock and approximately 86 holders of its Class B Common Stock.

      (c)  Dividends.
           ---------

      The Company has never paid cash dividends on its capital stock and has no intention of paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.



                                            For the fiscal years ended
                           -------------------------------------------------------------
                           Dec. 31,     Dec. 30,      Dec. 28,     Dec. 27,     Dec. 26,
                             1994         1995          1996         1997         1998
                           --------     --------      --------     --------     --------
                                       (in thousands, except per share data)
Revenues:
 Restaurant sales          $173,436     $216,411      $225,625     $233,212     $237,102
 Franchise sales and
  other revenues              9,450       10,055        11,309       17,678       12,558
                           --------     --------      --------     --------     --------
                            182,886      226,466       236,934      250,890      249,660

Costs and expenses:
 Cost of food and
  paper products             60,535       77,250        85,631       90,385       87,240
 Restaurant
  operating expenses         85,139      112,161       115,364      119,537      123,060
 Depreciation and
  amortization               11,891       14,879        16,195       16,862       12,667
 General and
  administrative             10,098       12,818        14,979       16,417       18,769
 Non-recurring
  charges                         -        8,500         4,435            -       26,236
                           --------     --------      --------     --------     --------
                            167,663      225,608       236,604      243,201      267,972
                           --------     --------      --------     --------     --------

Operating profit (loss)      15,223          858           330        7,689      (18,312)
Interest expense, net         1,727        3,363         5,140        7,204        6,396
Other (income)
 expense, net                    80        2,016         2,513          212        1,445
Minority interest/(income)       78          (94)          (40)         (42)        (127)

Income(loss) before
 provision (benefit)
 for income taxes            13,338       (4,427)       (7,283)         315      (26,026)
Provision(benefit)
 for income taxes             5,497       (2,813)       (2,918)      (1,492)      (5,532)
                           --------     --------      --------     --------     --------
Net income(loss)           $  7,841     $ (1,614)     $ (4,365)    $  1,807     $(20,494)
                           ========     ========      ========     ========     ========

Net income(loss)
 per common share - basic  $    .69     $   (.14)     $   (.37)    $    .15     $  (1.72)
                           ========     ========      ========     ========     ========
Net income(loss)
 per common share
 - diluted                 $    .68     $   (.14)     $   (.37)    $    .15     $  (1.72)
                           ========     ========      ========     ========     ========

Weighted average
 number of shares
 outstanding - basic         11,429       11,621        11,705       11,766       11,943
Weighted average
 number of shares
 outstanding - diluted       11,624       11,621        11,705       11,913       11,943
Comparable restaurant
 sales percentage
 increase for
 Company-operated
 bakery cafes                   5.8%(1)      0.5%(1)       0.7%         3.6%         2.1%



(1) Fiscal 1994 included 53 weeks. The 1994 restaurant sales used in this computation have been adjusted downward to be comparable to fiscal 1995.


                                     For the fiscal years ended
                        ------------------------------------------------------
                         Dec. 31,  Dec. 30,    Dec. 28,   Dec. 27,    Dec. 26,
                          1994       1995        1996       1997        1998(1)
                        --------   --------    --------   --------    --------
                       (in thousands, except Company-operated bakery cafes open)
Consolidated Balance
 Sheet Data:

Working capital         $ (3,439)  $    846    $ (1,748)  $    (58)   $ (8,239)
Total assets             165,586    193,018     196,428    186,516     153,618
Long-term debt, less
 current maturities       19,095     42,502      49,736     42,527      34,089
Convertible
 subordinated notes       30,000     30,000      30,000     30,000      30,000
Stockholders' equity      94,164     93,238      90,056     92,274      73,327

Company-operated
 bakery cafes open           211        242         229        217         219



       (1) The Company intends to repay all of its outstanding debt with the proceeds from the Sale (see Note 8). The recording of the non-recurring, non-cash charge during the third quarter of 1998 (see Note 5) caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. The agreement with the bank group was amended in the Company's first quarter of fiscal 1999 to eliminate such defaults through the end of the Company's fiscal year 1999 (December 25, 1999). Although most of the conditions for the transaction have been satisfied, the necessary financing arrangements are not yet complete and a closing date has not been set. The closing of the transaction will result in the repayment of the revolving line of credit at that time.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:



                                  For the fiscal years ended
                              ----------------------------------
                              Dec. 28,     Dec. 27,     Dec. 26,
                                1996         1997         1998
                              --------     --------     ------
Revenues:
   Restaurant sales             95.2%        93.0%        95.0%
   Franchise sales and
    other revenues               4.8          7.0          5.0
                               -----        -----        -----
                               100.0%       100.0%       100.0%
                               =====        =====        =====

Costs and expenses:
   Cost of food and paper
    products                    36.1%        36.0%        34.9%
   Restaurant operating
    expenses                    48.7         47.7         49.3
   Depreciation and
    amortization                 6.8          6.7          5.1
   General and administrative    6.3          6.5          7.5
  Non-recurring charge           1.9            -         10.5
                               -----        -----        -----
                                99.8         96.9        107.3
                               -----        -----        -----
Operating margin                 0.2          3.1         (7.3)
Interest expense, net            2.2          2.9          2.6
Other expense, net               1.0          0.1          0.6

Minority interest                 --           --         (0.1)
                               -----        -----        -----
Income(loss) before (benefit)
  from income taxes             (3.0)         0.1        (10.4)
Benefit from income taxes       (1.2)        (0.6)        (2.2)
                               -----        -----       ------
Net income(loss)                (1.8)%        0.7%        (8.2)%
                               =====        =====       ======



General

      The Company's revenues are derived from restaurant sales, franchise sales and other revenues. Franchise sales and other revenues include sales of frozen dough products to franchisees and others, royalty income and franchise fees. Certain expenses (cost of food and paper products, restaurant operating expenses and depreciation and amortization) relate primarily to restaurant sales, while general and administrative expenses relate to all areas of revenue generation.

      The Company's fiscal year ends on the last Saturday in December. The fiscal years from 1996 through 1998 ended on December 28, 1996, December 27, 1997 and December 26, 1998 and included 52, 52 and 52 weeks, respectively. The Company's fiscal year normally consists of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

Results of Operations

      Fiscal Year 1998 Compared to Fiscal Year 1997
      ---------------------------------------------

      Total restaurant sales from Company-operated bakery cafes increased 1.7% to $237 million in 1998 from $233 million in 1997 and other revenue decreased 29% to $12.6 million in 1998 from $17.7 million in 1997.

      Total restaurant sales in the Saint Louis Bread/Panera Bread business unit increased to $77.5 million in 1998 from $67.2 million in 1997, an increase of 15.3%, and other revenue associated with Saint Louis Bread/Panera Bread increased to $5.5 million in 1998 from $3.1 million in 1997, an increase of 77%. The growth in restaurant sales was due to several factors, including incremental sales of $4.5 million generated from the opening of 11 new Saint Louis Bread Co. Division-operated bakery cafes opened during 1998 and 6 Saint Louis Bread Co. Division-operated bakery cafes opened during 1997 and strong comparable restaurant sales growth of 3.63%, on top of the 9.3% increase in 1997. Other revenue growth was impacted by an increase in franchise fees and royalties to $3.5 million in 1998 compared to $2.2 million in 1997, driven by the execution of new franchise area development agreements, fees from opening new franchise locations and higher royalty income.

      Sales from Company-owned restaurants in the Au Bon Pain Division decreased 3.8% to $159.6 million compared to $166.0 million in 1997, and other revenue associated with the Au Bon Pain Division decreased 51% to $7.1 million compared to $14.6 million in 1997. An increase in comparable restaurant sales of 1.5% was more than offset by the effect of the disposition throughout 1997 and 1998 of a number of underperforming bakery cafes and the franchising of 11 Company-owned restaurants in the third quarter of 1997. The decrease in other revenue was principally due to a decrease in wholesale sales to $3.1 million in 1998, down from $8.5 million in 1997, due to the sale of the wholesale frozen dough business included in the sale of the Mexico, Missouri manufacturing facility.

      During 1998, the Company recorded $2.0 million in non-recurring, non-cash charges to write-down the book value of eight underperforming Au Bon Pain cafes whose leases expired in 1998 and were not renewed, and to record the closing of one Saint Louis Bread/Panera Bread location. The charge is included as a separate component of operating expenses and includes a $1.6 million fixed asset write-down and a $0.4 million other asset write-down.

      In the first quarter of 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, the Au Bon Pain Division and the Saint Louis Bread Co. Division entered into five year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, for their domestic bakery cafes. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's results of operations.

      Operating income/(loss) decreased to $(18.3) million in 1998 from $7.7 million in 1997. Operating loss in 1998 included non-recurring charges recorded by the Company of $26.2 million, including a charge of $24.2 million, related principally to the write-down of certain assets under Statement of Financial Accounting Standards, 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"), related to the planned sale of assets and the closing of eight under-performing Au Bon Pain cafes and one Saint Louis Bread/Panera Bread cafe. Operating income in 1998 was favorably impacted by approximately $4.5 million due to the suspension of depreciation and amortization of the Au Bon Pain Division assets held for sale as of August 12, 1998, the date of the agreement to sell that business (See Note
5). In addition, a tax benefit of $5.4 million was recorded related to this charge. The benefit is less than the benefit obtained by applying the statutory tax rate to the pretax loss due to the fact that some potentially non-deductible capital losses may arise from the sale and certain deferred state tax assets will no longer be realizable following the Sale. Before the non-recurring charges and suspension of depreciation and amortization, operating income decreased 55% in 1998 to $4.3 million below 1997.

      The decline in operating income (before non-recurring charges and suspension of depreciation) was a result of lower contribution in the Au Bon Pain Division of $4.3 million, as the Saint Louis Bread Co. Division contribution was essentially flat in 1998 versus 1997. The lower contribution in the Au Bon Pain Division was due to several factors. First, the comparable restaurant sales of 1.5% produced a negative leverage against the normal inflationary cost elements, reducing contribution. Second, the Au Bon Pain Division was significantly impacted by extraordinarily high market prices for butter, increasing food costs. On average, the Company utilizes approximately 22,000 pounds of butter per week with approximately two thirds allocated to the Au Bon Pain Division and the remaining one third for use within the Saint Louis Bread Co. Division. The Company's cost of butter was approximately 53%, or $0.62 higher per pound in 1998 than the comparative cost for 1997. Third, results were impacted by higher food costs in the first quarter of 1998 stemming from inefficiencies in the Manufacturing Facility prior to the sale at the end of the first quarter of 1998. In addition, the level of franchise contribution from the Au Bon Pain International & Trade Channels area was reduced by 55% due both to the Asian economic crisis and to the pending sale of the Au Bon Pain Division overall.

      Before the non-recurring charge, operating profit in the Saint Louis Bread Co. Division in 1998 was essentially flat at $6.5 million compared to 1997, as increases in store profit from company-owned cafes and greater franchise income in 1998 were largely offset by higher overhead costs, particularly related to the field organization which increased approximately $1.4 million over 1997, and an increase in commissary infrastructure expenses, in anticipation of the projected growth in both the Company-owned and franchise operated cafes.

       During  1998,  12  Saint  Louis  Bread  Co.  Division   franchise  area
development agreements were signed and 4 existing agreements were amended, representing commitments for the development of 259 bakery cafes and increasing the number of franchise commitments to a total of 562 remaining bakery cafes to be developed. In addition, 37 Saint
Louis Bread Co.  Division  bakery cafes were opened in 1998,  including
11 company-owned cafes and 26 franchise-operated cafes. Within the Au Bon Pain Division, 27 franchise-operated units were opened in 1998.


      Fiscal Year 1997 Compared to Fiscal Year 1996
      ---------------------------------------------

      Total restaurant sales from Company-operated bakery cafes increased 3.1% to $233 million in 1997 from $226 million in 1996 due to several factors. Incremental sales of $7.6 million were generated from the opening of 6 new Saint Louis Bread Co. Division-operated bakery cafes opened throughout 1997 and 3 Au Bon Pain Division and 2 Saint Louis Bread Co. Division-operated bakery cafes opened throughout 1996. In addition, comparable restaurant sales increases in the Saint Louis Bread Co. Division and the Au Bon Pain Division contributed to the sales growth. Restaurant sales increased 18.3% in the Saint Louis Bread Co. business due to the store openings and strong comparable restaurant sales of 9.3%, which were slightly offset by the sale of one Saint Louis Bread Co. Division -operated restaurant in connection with the execution of a franchise area development agreement. Sales from Company-owned restaurants in the Au Bon Pain Division declined 1.7% as the sales from new Company-operated restaurants and an increase in comparable restaurant of 1.6% sales were more than offset by the effect of the disposition throughout 1997 of a number of underperforming bakery cafes.

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

      Operating income increased to $7.7 million in 1997 from $330,000 in 1996. Operating income in 1996 included a non-recurring charge recorded by the Company of $4.4 million ($3.8 million after-tax), related principally to the write-down of certain assets under FAS #121. Before the non-recurring charge, operating income increased 61% in 1997 to $2.9 million above 1996, driven by increased sales and contribution, especially in the Saint Louis Bread Co. Division, where a significant increase in franchise contribution of $1.3 million combined with sales growth and operational efficiencies drove Saint Louis Bread Co. Division's operating income to nearly double compared to 1996. In addition, manufacturing contribution improved by $1.6 million versus 1996, as the new production facility opened in 1996 in Mexico, MO stabilized its operating performance.

      Operating margin in the Au Bon Pain Division declined by .5 points in 1997 versus 1996, due to higher food and paper costs of 1.2 points caused by higher commodity costs for butter and the use of less than full capacity in the manufacturing facility in Mexico, Missouri. Restaurant operating expenses decreased by .7 points as sales growth and the closing of unprofitable restaurants provided leverage against occupancy of 0.4 points and store overhead costs of 0.38 points. Depreciation and amortization and general and administrative expenses as a percentage of revenue remained flat with the prior year.

      Operating margin in the Saint Louis Bread Co. Division increased by 4.3 points or $3.9 million versus the prior year, as higher sales leveraged the fixed costs within the operational expenses and significantly higher franchise contribution increased operating margin. Food and paper costs were .4 points lower in 1997 versus 1996, as operational efficiencies offset commodity cost increases. Restaurant operating expenses as a percentage of revenue declined by
1.3 points with the sales improvement providing leverage against occupancy costs, which declined by .5 points, overhead costs, which declined by .1 points and labor, which declined by .6 points. Franchise contribution grew by over 700%, increasing margin by 1.5 points in 1997 versus 1996, as the broad-based franchise program initiated in 1996 for the Saint Louis Bread Co. Division successfully expanded the number of committed stores to 356 total stores.


Benefit from Income Taxes

Fiscal Year 1998 Compared to Fiscal Year 1997
---------------------------------------------

      The Company had a benefit from income taxes of $2.9 million, $1.5 and $5.5 million for the years ended December 28, 1996, December 27, 1997 and December 26, 1998 respectively, due to federal and state net operating loss carryforwards, tax credit carryforwards and the fact that the Company has incurred net losses. As of December 26, 1998, the Company had federal net operating loss carryforwards of approximately $8.5 million, as well as approximately $4.7 million of federal tax credit carryforwards available for income tax purposes. The federal net operating loss carryforwards expire in the year 2018. The tax credit carryforwards include approximately $3.5 million of federal Alternative Minimum Tax Credits which have an indefinite life and $1.2 million of federal jobs tax credits which expire in the years 2009-2010. For the year ended December 26, 1998, the Company provided a valuation allowance of $4.7 million to reduce its deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on the planned Sale of the Au Bon Pain Division and the expectation that all deferred state tax assets will be unrealizable following the sale. The Company reevaluates the positive and negative evidence impacting the realization of its deferred tax assets on an annual basis.


Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

      The Company had a benefit from income taxes of $2.8 million, $2.9 million and $1.5 million for the years ended December 30, 1995, December 28, 1996 and December 27, 1997, respectively, due to federal and state net operating loss carryforwards, tax credit carryforwards and the fact that the Company has incurred net losses. As of December 27, 1997, the Company had federal and state net operating loss carryforwards of approximately $40.0 million, as well as approximately $3.1 million of tax credit carryforwards available for income tax purposes. Approximately $13.1 million of these carryforwards expire in the years 2000-2002, while the remaining $26.9 million expires in the years 2010-2012. For the year ended December 31, 1997, the Company provided a valuation allowance of $1.3 million to reduce its deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential expiration of charitable contribution deduction carryforwards and certain state net operating loss carryforwards.


Net income (loss)

      Fiscal Year 1998 Compared to Fiscal Year 1997
      ---------------------------------------------

      Lower operating income in 1998 versus 1997, partially offset by deferred tax benefits and lower interest costs incurred in 1998, produced a significant decrease in net income for the year ended December 26, 1998 versus net income of $1.8 million for the year ended December 27, 1997.

      Fiscal Year 1997 Compared to Fiscal Year 1996
      ---------------------------------------------

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



Liquidity and Capital Resources

Fiscal Year 1998 compared to 1997
---------------------------------

      Cash and cash equivalents increased to $1.9 million at December 26, 1998 from $853,000 at December 27, 1997. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes and maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

      Excluding the non-recurring charge, net cash provided by net income plus depreciation and amortization was $13.0 million in 1998 versus $19.0 million in 1997. A total of $20.5 million was provided by operating activities in 1998 compared to $13.5 million in 1997. In 1998, funds provided by operating activities were primarily the result of an increase in accounts payable and accrued expenses. In 1997, funds provided by operating activities were primarily the result of an increase in accrued expenses, offset by growth in accounts receivable and a decrease in accounts payable.

      The Company utilized $11.2 million and $7.7 million for investing activities in 1998 and 1997, respectively. The investing activities in 1998 consisted primarily of additions to property and equipment, partially offset by proceeds from the sale of the Mexico, Missouri manufacturing plant for approximately $15.0 million in cash and related receivables. The Company used the proceeds of $15.0 million, including related receivables, to reduce debt during 1998.

      Total capital expenditures in 1998 of $21.8 million were related primarily to the opening of eleven Saint Louis Bread Co. Division new Company-operated bakery cafes, to the construction of five new local Saint Louis Bread Co. Division commissaries and to maintaining or remodeling the existing bakery cafes. The expenditures were mainly funded by net cash from operating activities of $20.5 million and cash proceeds from the sale of the Mexico, Mo manufacturing facility.

      On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four-year term, ranging between 11.25% and 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 500,000 shares of the

Company's Class A common stock, depending on the term during which the debentures remain outstanding and certain future events. The net proceeds of the financing were used to reduce the amount outstanding under the Company's bank revolving line of credit. In the second quarter of 1998, 190,000 warrants were exercised resulting in the issuance of 65,201 shares of class A common stock.

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

      The Company has a $22.0 million unsecured revolving line of credit which bears interest at either the commercial bank's prime rate plus .25% or LIBOR plus 2.75%, at the Company's option. As of December 26, 1998, $17.3 million was outstanding under the line of credit and an additional $1.1 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company.

     The Company intends to repay all of its outstanding debt with the proceeds from the Sale (see Note 8). The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. The agreement with the bank group was amended in the Company's first quarter of fiscal 1999 to eliminate such defaults through the end of the Company's fiscal year 1999 (December 25, 1999). Although most of the conditions for the Sale have been satisfied, the necessary financing arrangements are not yet complete and a closing date has not been set. The closing of the transaction will result in the repayment of the revolving line of credit at that time.

      The Company utilized $8.3 million and $7.5 million from financing activities in 1998 and 1997, respectively. The financing activities in 1998 and 1997 included proceeds from and principal payments on long-term debt, and the issuance of common stock under the Company's employee stock option and employee stock purchase plans.

      In 1999, the Company currently anticipates spending approximately $15 million related to the Saint Louis Bread Division for capital expenditures, principally for the opening of new Saint Louis Bread Company bakery cafes and maintaining or remodeling existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow.


      Should the Sale not occur, then the Company's capital expenditures would increase to approximately $25 million and these expenditures would also be funded through internally generated cash flow from both the Saint Louis Bread and Au Bon Pain Divisions.

      The unsecured revolving line of credit agreement requires that proceeds from the sale of assets be used toward a reduction to the revolving credit line. Upon consummation of the sale of the Au Bon Pain Division, the Company expects to retire all outstanding debt, including the revolving credit line. In conjunction with the paydown the Company will record a non-cash write-off of capitalized deferred financing costs of approximately $700,000. The Company expects to incur expense associated with the early retirement of the convertible subordinated notes of approximately $750,000.

      If the Sale is completed, the Company anticipates the availability of sufficient capital in the market place and from ongoing operations, on a going forward basis. If the Sale of the Au Bon Pain Division is not completed, the Company believes it has the ability to replace outstanding debt at maturity through use of existing instruments in the marketplace. The Company cannot, however, guarantee that said debt can be replaced at terms similar or identical to terms currently existing.


Certain Factors Affecting Future Operating Results

      Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth, anticipated operating results or the completion of the sale of the Au Bon Pain Division are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate", "project", "intend", "expect", "future", "anticipates" and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. The described sale of the Au Bon Pain Business Unit is subject to a variety of conditions. In addition, the purchase and sale agreement allows the Company to entertain alternative acquisition proposals. No assurances can be given that the sale will be completed on a timely basis, if at all. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The following are some of the factors: The ability of the Company to aggressively expand its business going forward is subject to the availability of sufficient capital to it and the developers party to franchise development agreements with the Company. Additionally, the Company's operating results may be affected by many factors, including but not limited to variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition, commodity costs and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

      The "Year 2000 Issue" is the result of manufactured equipment and computer programs using two digits rather than four to define the applicable year. If the Company's equipment and computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, generate invoices or engage in similar normal business practices.

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

      The Company has completed its assessment of the Year 2000 impact for both information technology ("IT") and Non-IT systems. In regards to IT systems, the Company has identified the following as the main areas of Year 2000 focus:
Payroll systems, financial systems, network/integration systems, register and store management systems. Network/integration systems are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems, and all major operational systems, such as store operating performance database systems. Register systems are the point-of-sale systems used within each retail bakery cafe, which are electronically linked with the personal computer-based store management systems also located within each retail bakery cafe, providing cafe management tools for the cafe management.

      The cost of addressing the Year 2000 issues has not been finalized. However, including the cost of a full time Year 2000 manager, the Company has estimated the cost to be approximately $400,000.

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

                              Au Bon Pain Co., Inc.
                        Year 2000 Summary for IT Systems


-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Estimated
                                                                   Estimated   Contingency        Contingency
Area/System      Phases                 Status          Timetable    Cost       Plan/Risks           Cost
-----------------------------------------------------------------------------------------------------------------------
Payroll    -  Software            In process              4/99         $0       Outsource            $100,000
              vendor to                                                         payroll
              provide                                                           processing to
              updated Year                                                      third party.
              2000 compliant                                                    This process
              version of                                                        would begin in
              currently used                                                    June 1999 and
              software                                                          constitutes the
                                                                                worst case
                                                                                scenario.

           -  Test upgraded       Upon receipt of         5/99         $0
              software for        upgrade
              operational
              effectiveness

           -  Vendor to           If necessary            5/99         $0
              complete
              remediation

           -  Remediation         Upon completion of      6/99         $0
                                  Integration testing

           -  Implementation      Upon completion of      6/99          -
                                  remediation
-----------------------------------------------------------------------------------------------------------------------
Financial  -  Software            Complete                 -           $0       Outsource
System        vendor to                                                         services to
              provide                                                           third party.
              updated Year                                                      This process
              2000 compliant                                                    would begin
              version of                                                        June 1999 and
              currently used                                                    constitutes the
              software                                                          worst case
                                                                                scenario.
           -  Review              Complete                 -      $60,000                            $500,000
              software code
              to identify
              non-compliant
              components

           -  Test upgraded       Upon completion of      3/99         $0
              software for        code scan
              operational
              effectiveness

           -  Implementation      Upon completion         5/99    $65,000
                                  code scan



-----------------------------------------------------------------------------------------------------------------------
                                                                                                      Estimated
                                                                      Estimated   Contingency        Contingency
Area/System      Phases                 Status          Timetable       Cost       Plan/Risks           Cost
-----------------------------------------------------------------------------------------------------------------------
Network    -  Evaluate all        Complete                   -             $0      Many of the          $150,000
Integration   individual                                                           subsystems are
Systems       systems for                                                          not critical in
              Year 2000                                                            day to day
              compliance                                                           operations.  If
                                                                                   internal
           -  Remediate                                                            remediation is
              internally          In process             10/99       $100,000      not successful,
                                                                                   the contingency plan
                                                                                   is to replace
                                                                                   subsystems as needed
                                                                                   In the worst case
                                                                                   scenario, those
                                                                                   subsystems which
                                                                                   have not been fully
                                                                                   remediated already
                                                                                   could be replaced or
                                                                                   reverted to more
                                                                                   manual processes.

-----------------------------------------------------------------------------------------------------------------------
Register   -  Upgrade             Existing software        -               $0      As a remediate             $0
Systems       currently used      found to be Y2K                                  software
(Saint        software to be      compliant.  Vendor                               currently
Louis         Year 2000           testing is complete.                             exists, a
Bread         compliant                                                            contingency
Co.                                                                                plan is not
Division)                                                                          necessary at
                                                                                   this time
-----------------------------------------------------------------------------------------------------------------------
Store      -  Upgrade             In progress             5/99             $0      This is an           $150,000
Management    currently used                                                       internally used
Systems       software to be                                                       reporting
(Saint        Year 2000                                                            software that
Louis         compliant                                                            is considered
Bread                                                                              non-critical to
Co.        -  Test upgraded                                                        day to day
Division)     software for                                                         operations.
              operational         Upon completion of      6/99        $60,000      Year 2000
              effectiveness       remediation                                      compliant
                                                                                   replacement
                                                                                   software is
                                                                                   known to be
                                                                                   available and
                                                                                   could be rolled
                                                                                   out.
-----------------------------------------------------------------------------------------------------------------------
Register   -  Selection of        Complete                 -               $0      As compliant               $0
and           Replacement                                                          hardware/software
Store         Hardware/software                                                    currently
Management                                                                         exists, a
Systems                                                                            contingency
(Au Bon                                                                            plan is not
Pain                                                                               necessary at
Division)                                                                          this time.
           -  Pilot test of       In progress             3/99       The new
              new                                                    systems
              hardware/software                                      are
                                                                     expected
                                                                     to be
                                                                     leased at
                                                                     the same
                                                                     annual
                                                                     cost as
                                                                     the
                                                                     current
                                                                     leased
                                                                     systems.
           -  Complete            Upon completion of      8/99
              rollout             Pilot Test Program
-----------------------------------------------------------------------------------------------------------------------


      Recent Accounting Pronouncements

      Not applicable.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following described consolidated financial statements of the Company are included in response to this item:

      Report of Independent Accountants.

      Consolidated Balance Sheets as of December 27, 1997 and December 26, 1998.

      Consolidated Statements of Operations for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998.

      Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended December 26, 1996, December 27, 1997 and December 26, 1998.

      Notes to Consolidated Financial Statements.

      Valuations and Qualifying Accounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Au Bon Pain Co., Inc.:


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Au Bon Pain Co., Inc. and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


                                  /s/  PricewaterhouseCoopers LLP
                                  --------------------------------


Boston, Massachusetts
February 17, 1999, except for Note 17,
as to which the date is March 4, 1999 and Notes 5 and 8, as to which the date is March 25, 1999

                              AU BON PAIN CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                      Dec. 27,     Dec. 26,
                                                        1997         1998
ASSETS                                                --------     --------
------
Current assets:
 Cash and cash equivalents........................... $    853     $  1,860
 Accounts receivable, less allowance of $134 and
  $208 in 1997 and 1998, respectively................    8,865        1,302
 Inventories (Note 3)................................    9,117        1,662
 Prepaid expenses....................................    1,337        1,781
 Refundable income taxes.............................      596          115
 Deferred income taxes (Note 11).....................      600        1,500
                                                       -------     --------
       Total current assets...........................  21,368        8,220
                                                       -------     --------

Property and equipment, net (Note 4).................  112,232       38,856
Other assets:
 Assets held for sale, net, non-current (Note 5).....        -       69,395
 Notes receivable (Note 6)...........................    4,743           20
 Intangible assets, net of accumulated amortization
  of $6,121 and $4,944 in 1997 and 1998, respectively   31,361       19,787
 Deferred financing costs............................      953          768
 Deposits and other (Note 12)........................    9,097        4,138
 Deferred income taxes (Note 11).....................    6,762       12,434
                                                      --------     --------
      Total other assets.............................   52,916      106,542
                                                      --------     --------
      Total assets................................... $186,516     $153,618
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
 Accounts payable....................................  $ 7,071     $  4,020
 Liabilities held for sale, net (Note 5).............        -        6,469
 Accrued expenses (Note 7)...........................   13,917        5,929
 Current maturities of long-term debt (Note 8).......      438           41
                                                      --------     --------
      Total current liabilities......................   21,426       16,459
Long-term debt (Note 8) .............................   42,527       34,089
Convertible subordinated notes (Note 9)..............   30,000       30,000
                                                      --------     --------
      Total liabilities..............................   93,953       80,548

Commitments and contingencies (Notes 8 and 10).......        -            -
Minority interest....................................      289         (257)
Stockholders' equity (Note 13):
Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000; issued
   and outstanding 10,187,042 and 10,518,213 in 1997
   and 1998, respectively............................        1            1
  Class B, shares authorized 2,000,000; issued and
   outstanding 1,610,038 and 1,557,658 convertible
   to Class A, in 1997 and 1998, respectively........        -            -
 Additional paid-in capital..........................   68,486       70,033
 Retained earnings...................................   23,787        3,293
                                                      --------     --------
      Total stockholders' equity.....................   92,274       73,327
                                                      --------     --------
      Total liabilities and stockholders' equity..... $186,516     $153,618
                                                      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                         for the fiscal years ended
                                     ----------------------------------
                                     Dec. 28,     Dec. 27,     Dec. 26,
                                       1996         1997         1998
                                     --------     --------     --------

Revenues:
  Restaurant sales................  $225,625     $233,212     $237,102
  Franchise sales and other
    revenues......................    11,309       17,678       12,558
                                    --------     --------     --------
                                     236,934      250,890      249,660

Costs and expenses:
  Cost of food and paper products.    85,631       90,385       87,240
  Restaurant operating expenses:
    Labor.........................    60,266       63,593       67,218
    Occupancy.....................    28,529       28,514       28,016
    Other.........................    26,569       27,430       27,826
                                    --------     --------     --------
                                     115,364      119,537      123,060
  Depreciation and amortization...    16,195       16,861       12,667
  General and administrative......    14,979       16,418       18,769
  Non-recurring charges (Note 5)..     4,435            -       26,236
                                    --------     --------     --------
                                     236,604      243,201      267,972
                                    --------     --------     --------
Operating profit (loss)...........       330        7,689      (18,312)
Interest expense, net.............     5,140        7,204        6,396
Other expense, net................     2,513          212        1,445
Minority interest (income)........       (40)         (42)        (127)
                                    --------     --------     --------
Income (loss) before benefit
  from income taxes...............    (7,283)         315      (26,026)
Benefit from income
  taxes (Note 11).................    (2,918)      (1,492)      (5,532)
                                    --------     --------     --------
Net income (loss) ................  $ (4,365)    $  1,807     $(20,494)
                                    ========     ========     ========

Net income (loss) per common share
 - basic                             $  (.37)    $    .15     $  (1.72)
                                     ========     ========     ========
Net income (loss) per common share
 - diluted                           $  (.37)    $    .15     $  (1.72)
                                     ========     ========     ========
Weighted average number of shares
  outstanding - basic..............   11,705       11,766       11,943
                                    ========     ========     ========
Weighted average number of shares
  outstanding - diluted............   11,705       11,913       11,943
                                    ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                              for the fiscal years ended
                                         ----------------------------------
                                          Dec. 28,     Dec. 27,     Dec. 26,
                                            1996         1997         1998
                                         ---------    ---------    -------
Cash flows from operations:
  Net income (loss)...................  $ (4,365)    $  1,807     $(20,494)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization.....    16,195       16,861       12,667
    Amortization of deferred
      financing costs.................       308          619          683
    Provision for losses on
      accounts receivable.............        44           49           56
    Minority interest.................       (40)         (42)        (127)
    Deferred income taxes.............      (430)      (1,883)      (6,589)
    Non-recurring charge..............     4,435            -       26,236
    Gain on sale of assets............         -         (986)           -
    Gain on sale of investment........         -         (930)           -
    Loss on disposal of property and
      equipment.......................         -          308          735
Changes in operating assets and
  liabilities:
    Accounts receivable...............    (1,178       (1,185)          15
    Inventories.......................    (1,221)        (294)         212
    Prepaid expenses..................       343          952         (535)
    Refundable income taxes...........    (1,423)       1,521          480
    Accounts payable..................       820       (4,070)       4,069
    Accrued expenses..................     1,287          769        3,104
                                        --------     --------     --------
      Net cash provided by operating
        activities....................    14,775       13,496       20,512
                                        --------     --------     --------

Cash flows from investing activities:
    Additions to property and
      equipment.......................   (17,062)     (14,681)     (21,706)
    Proceeds from sale of property
      and equipment...................         -        6,044       12,694
    Proceeds from sale of investment..         -        2,000            -
    Cash included in net current
      liabilities held for sale.......           -           -      (1,305)
    Payments received on notes
      receivable......................        82          139          240
    Increase in intangible assets.....       (73)        (122)        (139)
    Increase in deposits
      and other.......................    (4,321)      (1,058)        (956)
    Increase in notes receivable......      (475)           -          (45)
                                        --------     --------      -------
      Net cash used in investing
        activities....................   (21,849)      (7,678)     (11,217)
                                        --------     --------      -------


The accompanying notes are an integral part of the consolidated financial statements.

                                         for the fiscal years ended
                                      --------------------------------
                                      Dec. 28,     Dec. 27,    Dec. 26,
                                       1996         1997         1998
                                     ---------    ---------    ------

Cash flows from financing activities:
    Exercise of employee stock
      options.....................       184         168         1,203
    Issuance of warrants..........       679           -
    Proceeds from long-term debt
      issuance....................    87,561      57,530        75,418
    Principal payments on
      long-term debt..............   (83,958)    (65,003)      (84,253)
    Proceeds from issuance of
      common stock................       320         243           268
    Increase in deferred
      financing costs.............    (1,211)       (189)         (506)
    Decrease in minority interest.      (342)       (293)         (418)
                                    --------    --------       -------
      Net cash provided by (used
        in) financing activities..     3,233      (7,544)       (8,288)

Net increase (decrease) in cash
  and cash equivalents............    (3,841)     (1,726)        1,007
Cash and cash equivalents, at
  beginning of period.............     6,420       2,579           853
                                    --------    ----------     -------
Cash and cash equivalents, at
  end of period...................  $  2,579    $    853      $  1,860
                                    ========    ========      ========

Supplemental cash flow information:
  Cash paid during the period for:
      Interest.....................  $  4,637    $  6,602      $5,544
      Income taxes.................  $    370    $    700      $  268
  Satisfaction of Notes Receivable
      in exchange for PP&E.........  $    356    $      -      $    -
  Note received from sale of
      property and equipment......  $       -    $  2,591      $    -



The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           for the fiscal years ended
           December 28, 1996, December 27, 1997 and December 26, 1998
                                 (in thousands)


                         Common Stock          Preferred Stock
                      $.0001 Par Value         $.0001 Par Value
                   Class A         Class B         Class B       Additional               Total
                   -------         -------         -------        Paid-In    Retained  Stockholders'
               Shares  Amount   Shares  Amount  Shares  Amount    Capital    Earnings     Equity
               ------  ------   ------  ------  ------  ------    -------    --------  -------------
Balance, Dec.
 30, 1995       9,929     $1     1,707      $-      20     $-     $66,892     $26,345    $93,238
Exercise of
 employee
 stock options     30                                                 147                    147
Income tax
 benefit related
 to stock option
 plan                                                                  37                     37
Issuance of
 common stock      48                                                 320                    320
Warrants Issued
 for debt
 financing                                                            679                    679
Conversions of
 Class B to
 Class A           60              (60)
Net loss                                                                       (4,365)    (4,365)
               ------     --     -----      --      --     --     -------     -------    -------
Balance, Dec.
 28, 1996      10,067     $1     1,647      $-      20     $-     $68,075     $21,980    $90,056
               ------     --     -----      --      --     --     -------     -------    -------

Exercise of
 employee
 stock options     23                                                 152                    152
Income tax
 benefit related
 to stock option
 plan                                                                  16                     16
Issuance of
 common stock      40                                                 243                    243
Conversions of
 Class B to
 Class A           37              (37)
Conversions of
 preferred stock
 to Class A
 common stock      20                              (20)
Net income                                                                      1,807      1,807
               ------     --     -----      --      --     --     -------     -------    -------
Balance, Dec.
 27, 1997      10,187     $1     1,610      $-       0     $-     $68,486     $23,787    $92,274
               ======     ==     =====      ==      ==     ==     =======     =======    =======

Exercise of
 employee
 stock options    178                                               1,204                  1,204
Income tax
 benefit related
 to stock option
 plan                                                                  75                     75

Exercise of
 Warrants                                                            (323)                  (323)
Issuance of
 common stock     101                                                 591                    591
Conversions of
 Class B to
 Class A           52              (52)
Conversions of
 preferred stock
 to Class A
 common stock
Net income                                                                    (20,494)   (20,494)
               ------     --     -----      --      --     --     -------     -------    -------
Balance, Dec.
 26, 1998      10,518     $1     1,558      $-       -     $-     $70,033     $ 3,293    $73,327
               ======     ==     =====      ==      ==     ==     =======     =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                              AU BON PAIN CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Nature of Business

      Au Bon Pain Co., Inc. and its subsidiaries operate two retail bakery cafe businesses and two franchising businesses under the concept names "Au Bon Pain" and "Saint Louis Bread Company". Certain Saint Louis Bread Company stores began operating under the name "Panera Bread" during 1997. Included in franchise sales and other revenues are sales of product to franchisees and others of $8.3 million, $11.7 million and $6.4 million for the fiscal years ended December 28, 1996, December 27, 1997 and December 26,1998, respectively.

2.    Summary of Accounting Policies

      Basis of Presentation and Principles of Consolidation

      The consolidated statements include the accounts of Au Bon Pain Co., Inc., ABP Holdings, Inc., a wholly owned subsidiary, Saint Louis Bread Company, Inc. ("Saint Louis Bread"), a wholly owned subsidiary, ABP Midwest Manufacturing Co., Inc., a wholly owned subsidiary, and investments in joint ventures in which a majority interest is held (the "Company"). All intercompany balances and transactions have been eliminated. Due to the pending sale of the Au Bon Pain Division (see Note 5), the assets and liabilities of that business have been presented on a net current and non-current basis in the December 26, 1998 balance sheet. The Company operates in one material business segment, the retail bakery cafe business.

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

      Accounts and Notes Receivable

      Concentration of credit risk within accounts receivable is limited because a relatively large number of customers make up the Company's Customer base, thus spreading out risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectable accounts, which in the aggregate have not exceeded management's expectation.

      Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market.

      Property, Equipment and Depreciation

      Property and equipment are stated at cost. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      Interest is capitalized in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $581,000, $70,780 and $114,928 in 1996, 1997 and 1998, respectively.

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

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      Capitalization of Certain Development Costs

      The Company capitalizes certain expenses associated with the development and construction of new store locations. Capitalized costs of $2.7 million and $2.2 million as of December 27, 1997 and December 26, 1998, respectively, are recorded as part of the asset to which they relate and are amortized over the asset's useful life.

      Advertising Costs

      Advertising costs are expensed when incurred.

      Pre-Opening Costs

      All pre-opening costs associated with the opening of new retail locations are expensed when incurred.

      Fiscal Year

      The Company's fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 52 weeks for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998.

      Income Per Share Data

      Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, warrants and preferred stock. Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires dual presentation of basic and diluted EPS. SFAS 128 has been adopted in the Company's 1998 financial statements with comparable disclosures for the prior year.

      Fair Value of Financial Instruments

      The carrying amount of the Company's long term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      Recent Accounting Pronouncements

      None.


3.    Inventories

      Inventories consist of the following (in thousands):

                                      December 27,       December 26,
                                          1997               1998
                                      -----------        ------------
Production.......................     $  3,389           $    131
Retail stores....................        1,680                590
Paper goods......................          392                113
Smallwares.......................        3,008                767
Other............................          648                 61
                                      --------           --------
                                      $  9,117           $  1,662
                                      ========           ========

4.    Property and Equipment

      Major classes of property and equipment consist of the following (in thousands):

                                      December 27,       December 26,
                                          1997               1998
                                      ------------       --------
Leasehold improvements...........     $101,619            $ 25,621
Machinery and equipment..........       63,319              15,366
Furniture and fixtures...........       18,603               5,345
Construction in progress.........        1,083               3,603
Signage..........................        3,515                 968
                                      --------            --------
                                       188,139              50,903
Less accumulated depreciation and
  amortization...................       75,907              12,047
                                      --------            --------
Property and equipment, net......     $112,232            $ 38,856
                                      ========            ========


      The Company recorded depreciation expense related to these assets of $14.7 million and $15.4 million and $5.0 million in 1996, 1997 and 1998, respectively.

      On March 23, 1998 the Company sold its Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash.

      In the fourth quarter of 1997, the Company sold its Woburn, MA office building for $4.9 million in cash, resulting in a gain of $660,000. The gain was recognized as a component of other expense, net.

      In the third quarter of 1997, the Company sold a Saint Louis Bread Cafe for $1.1 million in cash in conjunction with the execution of a franchise area development agreement, resulting in a pre-tax gain of $325,000. The gain was recognized as a component of other expense, net.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.    Sale of Au Bon Pain Division and Non-recurring Charges

      The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") has entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P. for the transfer of substantially all of the assets and liabilities of the Au Bon Pain Division business (the "Au Bon Pain Division") and to sell all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer will become the owner of the Au Bon Pain Division (the "Sale"). Although most of the conditions for the Sale have been satisfied, the necessary financing arrangements are not yet complete and a closing date has not been set.

      During the third quarter of 1998, the Company recorded a non-recurring, non-cash charge of $24.2 million in connection with the Sale, principally to reflect a write-down under Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). The charge is included as a separate component of operating expense and includes a $10.1 million goodwill write-down and a $14.1 million write-down to property, plant and equipment. The non-cash charge was taken to record an impairment for long lived assets to be disposed of as a result of the agreement entered into for the sale of the Au Bon Pain Division.

      As a result of this charge, operating income for fiscal 1998 was favorably impacted by $4.5 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998. In addition, a tax benefit of $5.4 million was recorded related to this charge. The benefit is less than the benefit obtained by applying the statutory tax rate to the pretax loss due to the fact that some potentially non-deductible capital losses may arise from the sale and certain deferred state tax assets will no longer be realizable following the Sale.

     The Company intends to repay all of its outstanding debt with the proceeds from the Sale. The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. The agreement with the bank group was amended in the Company's first quarter of fiscal 1999 to eliminate such defaults through the end of the Company's fiscal year 1999 (December 25, 1999).

      The Company anticipates costs of approximately $1.6 million associated with the early retirement of outstanding debt at the time of the Sale.

      The assets and liabilities of the Au Bon Pain Division are depicted in the balance sheet as of December 26, 1998 as assets held for sale, non-current, net, and as current liabilities, net, and include the following.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                         December 26,
                                          1998(000's)
                                         ------------
Current Assets:
 Cash and cash equivalents............    $  1,305
 Accounts Receivable..................       5,584
 Inventories..........................       5,011
 Other current assets.................         (98)
                                          --------
Total current assets..................      11,802

Current liabilities:
 Accounts payable.....................       7,120
 Accrued expenses.....................      11,151
                                            ------
Total liabilities.....................      18,271

Net current liabilities...............    $  6,469
                                          ========

Non-current Assets:
Property and equipment
 Leasehold improvements...............    $ 71,679
 Machinery and equipment..............      53,920
 Furniture and fixtures...............      13,717
 Other................................       3,506
Accumulated depreciation and
 amortization.........................     (83,281)
                                          --------
Property and equipment, net...........      59,541

Other assets:
 Notes receivable.....................       4,097
 Deposits and other...................       5,757
                                          --------
Total other assets....................       9,854

Total non-current assets..............    $ 69,395
                                          ========


      Restaurant sales and net operating loss (before non-recurring charges and the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale as of December 26, 1998 were $159.6 million and $3.0 million, respectively.

      During 1998, the Company recorded $2.0 million in non-recurring, non-cash charges in accordance with SFAS 121, to write-down the book value of eight underperforming Au Bon Pain stores whose leases expired in 1998 and were not renewed, and to record the closing of one Panera Bread location. The charge is included as a separate component of operating expenses and includes a $1.6 million fixed asset write-down and a $0.4 million other asset write-down.

      In the first quarter of 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's results of operations.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      During the third quarter of fiscal 1996, the Company recorded a non-recurring charge of $4.4 million in accordance with SFAS 121. The charge was taken as a result of continued less than expected performance results at certain Au Bon Pain restaurants. The $4.4 million non-cash charge included a $1.4 million goodwill write-down, a $0.6 million fixed asset write-down and a $1.4 million write-down of an office building held for sale. The charge represented a reduction of the carrying amounts of the assets to their estimated fair values as determined by using discounted estimated future cash flows. In addition, the $4.4 million charge included a $1.0 million charge to write-down the book value of six restaurants whose leases expired in 1997 and which were not renewed. For the fifty-two weeks ended December 28, 1996 and December 27, 1997 the restaurants included in the reserve had sales of $3,096,000 and $1,559,000, respectively and a pre-tax loss of $578,000 and $313,000, respectively.

6.   Notes Receivable

      Notes receivable relate to the sale of certain retail locations and to the funding for the opening of new locations of a franchisee. The Company's notes receivable balance was $20,000 as of December 26, 1998.

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

      In addition, the Company holds five additional notes receivable related to the Au Bon Pain Division, with two other franchisees with an outstanding principal balance of $2.2 million at December 27, 1997. These notes bear interest at between 8.00% and 9.25%. Two of these notes require monthly payments while the remaining three notes require payments of interest with a balloon payment of $1.4 million due in 2004. The notes mature between 2003 and 2004.


7.    Accrued Expenses

      Accrued expenses consist of the following (in thousands):

                                         December 27,     December 26,
                                            1997             1998
                                         -----------      ------------
Accrued insurance....................    $ 1,384           $   501
Rent.................................      3,799               751
Payroll and related taxes............      2,182               851
Interest.............................      1,390             1,505
Other................................      5,162             2,321
                                         -------           -------
                                         $13,917           $ 5,929
                                         =======           =======

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Long-term Debt

      Long-term debt consists of the following (in thousands):

                                           December 27,  December 26,
                                                1997          1998
                                           ------------  -------------
Revolving credit line at prime + .25%
  (8.00% at December 26, 1998).........     $18,326         $17,260
Industrial development bond for
  Mexico, Missouri plant...............       7,900               -
Loan with Cigna Insurance at prime less
  .75% (7.00% at December 26, 1998).....      2,000           2,000
Term loan at 7.0% payable in
  annual installments of $50,000
  including interest, due January
  2001.................................         169             131
Senior Subordinated Debenture (14.00%
  at December 26, 1998)................      14,570          14,739
                                            -------         -------
Total debt.............................      42,965          34,130
Less current maturities................         438              41
                                            -------         -------
Total long-term debt...................     $42,527         $34,089
                                            =======         =======

      The Company intends to repay all of its outstanding debt with the proceeds from the Sale. The recording of the non-recurring, non-cash charge during the third quarter of 1998 caused the Company to be in violation of certain covenants within the Company's revolving line of credit agreement. The agreement with the bank group was amended in the Company's first quarter of fiscal 1999 to eliminate such defaults through the end of the Company's fiscal year 1999 (December 25, 1999). Although most of the conditions for the transaction have been satisfied, the necessary financing arrangements are not yet complete and a closing date has not been set. The closing of the transaction will result in the repayment of the revolving line of credit at that time.

      As of December 26, 1998, the Company had a $22.0 million unsecured revolving line of credit. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, the merger, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants, the most restrictive being a debt to net worth ratio. There is a fee of 3/8% of the unused portion of the revolving line of credit. Available unused borrowings totaled approximately $8.5 million at December 27, 1997 and $3.6 million at December 26, 1998. At December 26, 1998 and December 27, 1997 the Company had outstanding letters of credit against the revolving line of credit aggregating $1.1 million and $1.2 million, respectively. Interest is calculated on the $3.5 million term loan at the lower of prime plus .25% or LIBOR + 2.75%. Interest-only payments are due under the revolving credit line monthly, in arrears, with principal balance payable at maturity on December 31, 1999.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      In July, 1995 the Company obtained an industrial development bond issued by the City of Mexico, Missouri, secured by a $8.7 million letter of credit with a commercial bank. The Bond was retired in full in March 1998 subsequent to the sale of the Mexico, Missouri manufacturing facility.

      On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrue interest at varying fixed rates over the four year term, ranging from 11.25% to 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A Common Stock, depending on the term which the debentures remain outstanding and certain future events. At December 26, 1998, 210,000 warrants were issued and outstanding, all of which were vested.

      The Company has recognized interest expense of $5.1 million, $7.2 million and $6.4 million as of December 28, 1996, December 27, 1997, and December 26, 1998, respectively.

      Maturities of debt outstanding at December 26, 1998 are as follows (in thousands):

Company's Fiscal Year
---------------------
1999..........................     $    41
2000..........................      34,043
2001..........................          46
Thereafter....................           -
                                   -------
                                   $34,130
                                   =======

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


10.   Commitments

      The Company is obligated under noncancelable operating leases for a production facility, commissaries and retail stores. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Substantially all store leases provide for contingent rental payments based on sales in excess of specified amounts.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      Aggregate minimum requirements under these leases are, as of December 26, 1998, approximately as follows (in thousands):

                            Saint Louis
                               Bread     Au Bon Pain       Total
                            -----------  -----------       -----
1999....................... $  5,500      $15,327       $ 20,827
2000.......................    5,201       16,396         21,597
2001.......................    4,097       14,379         18,476
2002.......................    3,802       12,264         16,066
2003.......................    3,541        9,849         13,390
Thereafter.................   10,615       29,861         40,476
                            --------      -------       --------
                            $ 32,756      $98,076       $130,832
                            ========      =======      =========

      Rental expense under long-term leases was approximately $29.3 million, $24.5 million and $19.7 million in 1996, 1997 and 1998, respectively, which included contingent rentals of approximately $3.0 million, $3.0 million and $3.1 million, respectively.


11.   Income Taxes Payable

      The benefit from income taxes in the consolidated statements of operations is comprised of the following (in thousands):

                          December 28,   December 27,   December 26,
                              1996           1997           1998
                          ------------   -----------    ------------
Current:
  Federal...............   $(1,650)      $   259         $      -
  State.................      (838)          132            1,057
                           -------       -------         --------
                            (2,488)          391            1,057
                           -------       -------         --------

Deferred:
  Federal...............      (365)       (1,433)          (8,220)
  State.................       (65)         (450)           1,631
                           -------       -------         --------
                              (430)       (1,883)          (6,589)
                           -------       -------         --------
Total benefit from
  income taxes..........   $(2,918)      $(1,492)        $ (5,532)
                           =======       =======         ========

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                      1996        1997        1998
                                    --------    --------    ------
Statutory rate (benefit)...........  (34.0)%      34.0%      (34.0)%
State income taxes, net of
  federal tax benefit..............    2.2      (432.8)        1.7
Charitable contributions...........   (3.7)      (89.9)       (0.7)
Company-owned Life Insurance
(See Note 12)......................  (15.4)     (451.0)       (4.4)
Non-deductible goodwill and meals
  and entertainment................    9.1        51.0         0.8
Other, net.........................    1.8         (.4)        2.1
Change in valuation allowance......     -        415.4        13.2
                                     -----      -------     ------
                                     (40.0)%    (473.7)%     (21.3)%
                                     =====      ======      ======

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The tax effects of the significant temporary differences which comprise the deferred tax assets are as follows (in thousands):

                                              1997         1998
                                             ------       ------
Current assets:
  Receivables reserve.....................   $   56       $    -
  Accrued expenses........................      544            -
  Net operating loss carry forward........        -        1,500
                                             ------       ------
                                                600        1,500
Non-current assets/liabilities:
  Property, plant and equipment...........      443         (190)
  Accrued expenses........................    1,135        9,215
  Goodwill................................   (1,648)      (1,868)
  Tax credit carried forward..............    3,368        4,941
  Net operating loss carried forward......    4,484        4,485
  Charitable contribution carried forward.      296          141
  Other reserves..........................       (8)         452
                                             ------      -------
                                              8,070       17,176

    Total deferred tax asset..............    8,670       18,676
    Valuation allowance...................   (1,308)      (4,742)
                                             ------      -------
Total net deferred tax asset..............   $7,362      $13,934
                                             ======      =======


      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on sale of the Au Bon Pain Division and the expectation that all deferred state tax assets will be unrealizable following the sale. The Company estimates that after filing its federal income tax returns for the year ended December 26, 1998, it will have net operating losses of $8,500,000 which can be carried forward twenty years to offset Federal taxable income. The Company has Federal jobs tax credit carryforwards of approximately $1,200,000 which expire in the years 2009-2010. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3,500,000 which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.


12.   Deposits and Other

      During fiscal 1997, the Company established a $4.3 million deposit with its distributor. This financial arrangement allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion.

      During fiscal year 1994, the Company established a company-owned life insurance program ("COLI") covering a substantial portion of its employees. At December 26, 1998, the cash surrender value of $75.4 million and the insurance policy loans of $73.2 million were netted and included in other assets on the consolidated balance sheet. The loans

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.9%. Tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program in the third quarter of 1996. The Company included $0.3 million of expenses in other (income) expense, net, relating to COLI in 1998.

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

      Common Stock

      Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder's option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 26, 1998, 7,589,719 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company's 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors and conversion of the 1993 Notes (see Note 9).

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

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      Activity under the Equity Plan and its predecessor is summarized below:

                                              Weighted Average
                                    Shares    Exercise Price
                                 -----------  ----------------
Outstanding at December 30, 1995   1,431,437       $ 7.32
  Granted.......................     742,345       $ 7.67
  Exercised.....................     (30,200)      $ 4.87
  Canceled......................    (211,548)      $ 7.92
                                  ----------       ------
Outstanding at December 28, 1996   1,932,034       $ 7.42
  Granted.......................   1,226,169       $ 7.49
  Exercised.....................     (23,148)      $ 6.56
  Canceled......................    (143,537)      $ 8.05
                                  ----------       ------
Outstanding at December 27, 1997   2,991,518       $ 7.44
                                  ==========       ======
  Granted.......................     841,583       $ 8.84
  Exercised.....................    (151,060)      $ 6.69
  Canceled......................    (376,710)      $ 9.17
                                  ----------       ------
Outstanding at December 26, 1998   3,305,331       $ 8.18
                                  ==========       ======


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

      Each option granted is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company has granted 113,248 options under this plan as of December 26, 1998.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees", but requires pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected the disclosure-only alternative and, accordingly, no compensation costs have been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards since 1995 consistent with the provisions of SFAS 123, the Company's net income (loss) for the years ended December 28, 1996 and December 27, 1997 and December 26, 1998 would have been as follows:



                   1996                        1997                      1998
         -------------------------   -------------------------  -----------------------
         Net Loss        Net Loss    Net Income      Net Income   Net Loss        Net Loss
         (in thousands)  Per Share   (in thousands)  Per Share    (in thousands)  Per Share

As
Reported  $(4,365)       $(.37)      $ 1,807        $ .15       $(20,494)          $(1.72)

Pro
Forma     $(4,965)       $(.42)      $   953        $ .08       $(21,642)          $(1.81)



      The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

      The fair value of the options granted during 1996, 1997 and 1998 is $3.46 per share, $3.69 per share and $4.12 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 35% in 1996, 40% in 1997 and 40% in 1998, risk-free interest rate of 5.99% in 1996, 6.38% in 1997 and 5.14% in 1998, and an expected life of 6 years.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      The following table summarizes information concerning currently outstanding and exercisable options:

                             Options                       Options
                           Outstanding                   Exercisable
              ---------------------------------  -----------------------
                            Weighted
                             Average
   Range of                Remaining   Weighted               Weighted
   Exercise       Number   Contractual  Average      Number    Average
    Price      Outstanding    Life       Price    Exercisable  Price
-----------   ------------ ----------- --------   ----------- ---------
$ 4.50- 6.75     555,860      5.17      $ 6.35      121,047    $ 6.26
$ 6.75-10.13   2,468,726      6.70      $ 7.50    1,289,086    $ 7.40
$10.13-15.19     279,569      9.39      $11.05        7,685    $13.01
$15.19-21.25       1,176      4.92      $21.25        1,176    $21.45
               ---------      ----      ------    ---------    ------
               3,305,331      7.59      $ 7.61    1,418,994    $ 7.34

      Options vest over a five year period and must be exercised within ten years from the date of the grant. Of the options at December 28, 1996, December 27, 1997 and December 26, 1998, 927,325, 1,168,134 and 1,418,994, respectively, were vested and exercisable with a weighted average exercise price at December 28, 1996, December 27, 1997 and December 26, 1998 of $7.04, $7.20 and $7.34,
respectively.


      1992 Employee Stock Purchase Plan

      In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan ("1992 Purchase Plan") to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was amended in June 1997 by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 150,000 to 350,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee's prior year compensation) at 85% of the fair market value of the Class A Common Stock at the date of purchase. There were 39,838 and 36,474 shares purchased with a weighted average fair value of Purchase Rights of $1.16 and $1.25 as of December 27, 1997 and December 26, 1998, respectively.


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

      The Saint Louis Bread Company Employee 401(k) Plan ("Saint Louis Bread Savings Plan") adopted by the former Saint Louis Bread Company in 1993 under
Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the "Saint Louis Bread Savings Plan" was merged into the Au Bon Pain "Savings Plan". Plan participants of the "Saint Louis Bread Savings Plan" retained the matching contributions made through 1996 with a vesting schedule of seven years. There has been no further matching in 1997 and 1998.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15.   Legal Proceedings

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


16.   Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        For the fiscal years ended
                                      ------------------------------
                                      Dec. 28,   Dec. 27,   Dec. 26,
                                        1996       1997       1998
                                      --------   --------   ------

Net income (loss) used in net
  income (loss) per common
  share - basic...................    $(4,365)   $ 1,807     $(20,494)
Net income (loss) used in net
  income (loss) per common
  share - diluted.................    $(4,365)   $ 1,807     $(20,494)

Weighted average number of
  shares outstanding - basic......     11,705     11,766       11,943
    Effect of dilutive securities:
      Employee stock options......          -         42            -
      Stock warrants..............          -        105            -
                                      -------    -------     --------
Weighted average number of
  shares outstanding - diluted....     11,705     11,913       11,943
Net income (loss) per common
  share - basic...................    $ (0.37)   $  0.15    $   (1.72)
Net income (loss) per common
  share - diluted.................    $ (0.37)   $  0.15    $   (1.72)


      During 1996, 1997 and 1998, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes (see Note 9). These shares were not included in the computation of diluted earnings per share for the fiscal years ended December 28, 1996, December 27, 1997 or December 26, 1998 because the addition of interest expense, after the effect of income taxes, of $855,000 to net income (loss) would have been antidilutive.

      During 1996 and 1998, options to purchase 422,080 and 248,450 shares of common stock at an average price of $6.69 and $5.77 per share, respectively, and warrants to purchase 0 and 96,000 shares of common stock at $5.62 per share were outstanding but were not included in the computation of diluted earnings per share for the fiscal years ended December 28, 1996 or December 26, 1998 because the effect would have been antidilutive.

17.  Subsequent Event

      The Company submitted the matter of the Sale of the Au Bon Pain Division to a vote of security holders on March 4, 1999. The security holders voted in favor of the Sale.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

Information required by Part III (items 10 through 13) is incorporated by reference to the Company's definitive proxy statement for its 1999 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 25, 1999. If for any reason such a statement is not filed within such period, this report will be appropriately amended.

                                     PART IV

ITEM 14. EXIHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) 1. FINANCIAL STATEMENTS.

      The following described consolidated financial statements of the Company are included in this report:

      Report of Independent Accountants.

      Consolidated Balance Sheets as of December 27, 1997 and December 26, 1998.

      Consolidated Statements of Operations for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998.

      Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended December 26, 1996, December 27, 1997 and December 26, 1998.

      Notes to Consolidated Financial Statements.

             2. FINANCIAL STATEMENT SCHEDULE.

     The following financial statement schedule for the Company is filed herewith:

SCHEDULE II - Valuations and Qualifying Accounts.

                           AU BON PAIN COMPANY., INC.

                              AU BON PAIN CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                       VALUATION AND QUALIFYING ACCOUNTS.
                                 (in thousands)


                                 Balance at                            Balance
                                 beginning                             at end
Description                      of period    Additions   Deductions   of period
                                 ---------    ---------   ----------   ---------
Allowance for Doubtful accounts

Fiscal Year Ended Dec 28, 1996     $   60       $   69      $25       $   104
Fiscal Year Ended Dec 27, 1997     $  104       $   49      $19       $   134
Fiscal Year Ended Dec 26, 1998     $  134       $   96      $22       $   208



Valuation Allowance


Fiscal Year Ended Dec 27, 1997     $    -        $1,308      $    -    $1,308
Fiscal Year Ended Dec 26, 1998     $1,308        $3,434      $    -    $4,742

         All other schedules are omitted because not applicable or not required by Regulation S-X.

             3. EXHIBITS.
                --------

Exhibit
 NUMBER           DESCRIPTION
-------           -----------
2.1 Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement, dated as of March 23, 1998. Incorporated by reference to Exhibit
             2.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

2.2.1 Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. ("ABPH") and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed August 21, 1998.

2.2.2 Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, ABPH and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed November 6, 1998.

3.1 Certificate of Incorporation of Registrant, as amended to June 2, 1991. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

4.1.1 Amended and Restated Revolving Credit Agreement dated as of February 13, 1998 among the Issuer, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., BankBoston, N.A., USTrust and BankBoston N.A. as Agent. Incorporated by reference to
             Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.1.2 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of BankBoston, N.A. Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.1.3 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of USTrust. Incorporated by reference to Exhibit 4.1.3 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.1.4 First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1998.*

4.1.5 Second Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of October 14, 1998.*

4.1.6 Third Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of January 20, 1999.*

4.1.7 Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of March 25, 1999.*

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

10.9 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
             December 27, 1997.

10.10 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

10.11 Executive Employment Agreement between the Company and Sam Yong dated June 16, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 11, 1998.+

21           Registrant's Subsidiaries.*

23.1         Consent of PricewaterhouseCoopers L.L.P.*

27           Financial Data Schedule.*

--------------------------
* Filed herewith.
+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

         (b)      Reports on Form 8-K.

         During the last quarter of the fiscal year covered by this report, the Company filed a report on Form 8-K on November 6, 1998 relative to Item 2.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AU BON PAIN CO., INC.



                                   By:   /S/  LOUIS I. KANE
                                         ----------------------------------
                                         Louis I. Kane
                                         Co-Chairman

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

Signature                      Title                      Date
---------                      -----                      ----

/S/  LOUIS I. KANE             Co-Chairman                March 25, 1998
--------------------------
Louis I. Kane



/S/  RONALD M. SHAICH          Co-Chairman and            March 25, 1998
--------------------------     Principal Executive
Ronald M. Shaich               Officer



/S/  FRANCIS W. HATCH          Director                   March 25, 1998
--------------------------
Francis W. Hatch



/S/  GEORGE E. KANE            Director                   March 25, 1998
--------------------------
George E. Kane



/S/  JAMES R. MCMANUS          Director                   March 25, 1998
--------------------------
James R. McManus



/S/  HENRY J. NASELLA          Director                   March 25, 1998
--------------------------
Henry J. Nasella



/S/  ANTHONY J. CARROLL        Senior Vice President,     March 25, 1998
--------------------------     Treasurer and Principal
Anthony J. Carroll             Accounting Officer