Form 10-K/A
period 1998-12-26
AU BON PAIN CO INC
filed 1999-04-26
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K/A

                              --------------------

                                  AMENDMENT TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                         COMMISSION FILE NUMBER 0-19253

                              --------------------


                              AU BON PAIN CO., INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             04-2723701
     -----------------                                        ------------
(State or other jurisdiction                                (I.R.S. employer
    of incorporation or                                    identification No.)
       organization)

19 FID KENNEDY AVENUE, BOSTON, MASSACHUSETTS                     02210
-------------------------------------------                     -------
 (Address of principal executive offices)                      (Zip Code)


                                 (617) 423-2100
                                ----------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 26, 1998 on Form 10-K as set forth in the pages attached hereto:


    1.   Part III: Item 10 - Directors and Executive Officers of the Registrant.

    2.   Part III: Item 11 - Executive Compensation.

    3.   Part III: Item 12 - Security Ownership of Certain Beneficial Owners and
                             Management.

    4.   Part III: Item 13 - Certain Relationships and Related Transactions.

    5.   Part IV: Item 14  - Exhibits, Financial Statement Schedules and Reports
                             on Form 8 K; Section 3.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    BACKGROUND INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

    The following table and biographical descriptions set forth information regarding the principal occupation, other affiliations, committee memberships and age, for each Director in office and the executive officers of the Company who are not Directors, based on information furnished to the Company by each director and officer. The following information is as of April 1, 1999 unless otherwise noted.


                                                                                           Term as a
         Name                             Age       Position With Company                Director Ends
         ----                             ---       ---------------------                -------------
    Henry J. Nasella(1)(2)........         52       Director                                 2001

    George E. Kane(3).............         94       Director                                 2001

    Louis I. Kane..................        68       Co-Chairman, Director                    2000

    James R. McManus(1)(2)........         65       Director                                 2000

    Ronald M. Shaich...............        45       Co-Chairman, Director,                   1999
                                                    Chief Executive Officer

    Francis W. Hatch(1)(2)(3).....         73       Director                                 1999


----------
(1) Member of the Compensation and Stock Option Committee.
(2) Member of the Committee on Nominations.
(3) Member of the Audit Committee.


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

         JAMES R. MCMANUS, Director since October 1987. Since 1971, Mr. McManus has been Chairman, Chief Executive Officer and founder of Marketing Corporation of America, Westport, Connecticut, a marketing consulting and marketing services firm. On February 1, 1994, Mr. McManus resigned as President and Chief Executive Officer of Business Express, Inc., a regional airline operating in the northeastern United States. On January 22, 1996, a petition for Chapter XI Bankruptcy Protection was filed against Business Express, Inc. in federal Bankruptcy Court in Manchester, New Hampshire by Saab Aircraft of America and two of its operating subsidiaries.

         RONALD M. SHAICH, Director since 1981, co-founder of the Company, Co-Chairman of the Board since January 1988 and Chief Executive Officer since May 1994. From January 1988 to May 25, 1994, Mr. Shaich served as Co-Chief Executive Officer of the Company. Mr. Shaich is Chairman of the Board of Trustees of Clark University.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         MAXWELL T. ABBOTT, 52, Senior Vice President Technical Services since June 1995. Prior to that time since 1991, Mr. Abbott was Senior Vice President - Research and Development of Long John Silver's, Inc.

         MARK A. BORLAND, 46, Executive Vice President since January 1993 and Chief Operating Officer of the Au Bon Pain Business Unit since June 1998. President, Manufacturing Services Division from January 1995 until June 1998. Prior to January 1995 and from May 1992, Mr. Borland served as Executive Vice President of Au Bon Pain Retail Operations and Manufacturing Operations. Prior to May 1992, Mr. Borland served as Vice President Manufacturing Operations of the Company.

         ANTHONY J. CARROLL, 47, Senior Vice President and Chief Financial Officer since November 1988. Mr. Carroll has also served as Treasurer of the Company since 1992.

         MARIEL CLARK, 42, Senior Vice President Corporate Human Resources since July 1994. Prior to that and since January 1993, Ms. Clark served as Vice President Human Resources.

         THOMAS R. HOWLEY, 48, Vice President, General Counsel and Assistant Secretary since January 1993. Prior to that time and for the five years preceding December 28, 1996, Mr. Howley was an attorney with the law firm of Rackemann, Sawyer & Brewster.

         WILLIAM N. MORETON, 39, Executive Vice President, and Chief Financial Officer of the Saint Louis Bread Business Unit since November 1998. Prior to that time since April 1997, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Quality Dining, Inc. Prior to that time and since October 1992, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Houlihan's Restaurants Inc.

         RICHARD C. POSTLE, 50, Executive Vice President and President, Saint Louis Bread Company, Inc. since August 1995. From August 1994 through August 1995, Mr. Postle was President and Chief Operating Officer of Checkers Drive-In Restaurants, Inc. From January 1992 through August 1994, Mr. Postle was Senior Vice President, Operations of KFC-USA. From 1988 through December 1991, Mr. Postle was Chief Operating Executive of Brice Foods Inc.

         SAMUEL H. YONG, 49, Executive Vice President and President Au Bon Pain Business Unit since June 1998. Mr. Yong was Executive Vice President and President, International and Trade Channels Business Unit between January 1994 and June 1998. From April 1989 to December 1993, Mr. Yong served as Managing Director for Burger King Asia Pacific Private, Ltd.


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

         In accordance with the provisions of Item 405 of Regulation S-K, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 26, 1998, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were satisfied, except that Anthony J. Carroll filed a late Form 4 in respect of his exercise of options to purchase 12,500 shares of Class B Common Stock and will file a late Form 5 in respect of the grant to him of options to purchase 22,500 shares of Class A Common Stock.


ITEM 11. EXECUTIVE COMPENSATION.

                               COMPENSATION TABLES

         The following tables set forth information concerning the compensation paid or accrued by the Company during the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998, to or for the Company's Chief Executive Officer and its four other most highly compensated executive officers whose salary and bonus combined exceeded $100,000 for fiscal year 1998 (hereinafter referred to as the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-term
                                      Annual                                                         Compensation
                                   Compensation                                                      Options/sars     All Other
            Name and               ------------       Salary         Bonus       Other Annual        ------------    Compensation
       Principal Position              Year             ($)            ($)          Comp.($)              (#)             ($)
       ------------------              ----             ---            ---          ---------             ---             ---
Ronald M. Shaich                       1998           254,807          --             1,428               --               --
    Co-Chairman and Chief              1997           250,000          --             1,428            400,000 (a)         --
    Executive Officer                  1996           249,519          --             1,428               --               --

Louis I. Kane                          1998           254,807          --            17,640               --               --
    Co-Chairman                        1997           250,000          --            17,640            400,000 (a)         --
                                       1996           249,519          --            17,640               --               --

Richard C. Postle                      1998           316,067          --             5,096             100,000            --
    President, Saint                   1997           295,192         75,000          8,846              10,000            --
    Louis/Panera                       1996           250,000         75,000          7,436              35,000 (b)        --
    Bread Business Unit

Mark A. Borland                        1998           214,275        150,000          6,759             25,000             --
    Chief Operating Officer,           1997           194,205          --             5,516             15,000             --
    Au Bon Pain Business               1996           188,370          --             5,939               --               --
    Unit

Anthony J. Carroll                     1998           167,450        125,000          6,487             42,500             --
    Senior Vice President,             1997           144,816          --             5,528             10,000             --
    Treasurer and Chief                1996           139,819         18,200          6,392              2,212             --
      Financial Officer



(a) Consists of a ten-year option, vesting equally over a five year period beginning June 12, 1997 subject to continued employment.

(b) Includes an option for 5,000 shares granted in fiscal 1997 in order to reflect compensation earned for performance in fiscal 1996.

                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                     Individual Grants
                               ---------------------------
                                                Percent of                                               Potential Realizable
                                Number of         Total                                                 Annual Rates of Stock
                               Securities        Options/                                               Valued At Assumed Price
                               Underlying          Sars                                                      Appreciation
                                Options/        Granted to                                              Prices for Option Term
                                  Sars           Employees        Exercise or                                     ($)*
                                 Granted         in Fiscal        Base Price       Expiration          -------------------------
       Name                        (#)           Year (%)           ($/Sh)           Date                 5%             10%
       ----                        ---           --------           ------           ----                 --             ---
Ronald M. Shaich                   -0-              N/A                N/A            N/A                 N/A             N/A

Louis I. Kane                      -0-              N/A                N/A            N/A                 N/A             N/A

Richard C. Postle                100,000           11.9               6.38            6/25/08            401,235       1,016,808

Mark A. Borland                   25,000            3.0              10.94            6/25/08            172,003         435,889

Anthony J. Carroll                22,500            2.7               6.38           11/19/08             90,278         228,782
                                  20,000            2.4              10.94            6/25/08            137,602         348,711




* The dollar amounts in this table are the result of calculations at stock appreciation rates specified by the Securities and Exchange Commission and are not intended to forecast actual future appreciation rates of the Company's stock price.


                       AGGREGATED OPTIONS/SAR EXERCISES IN
                             LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES


                                      Shares                       Number of Securities              Value of Unexercised
                                     Acquired                     Underlying Unexercised           In-the-Money Options/SARs
                                        on         Value        Options / Sars At Fy-end (#)         At Fiscal Year End ($)
                                     Exercise     Realized      ----------------------------       ---------------------------
         Name                           (#)         ($)          Exercisable / Unexercisable       Exercisable / Unexercisable
         ----                        --------     --------      ----------------------------       ---------------------------
         Ronald M. Shaich.......        --           --                357,330/320,000                        0/0

         Louis I. Kane..........        --           --                357,330/320,000                        0/0

         Richard C. Postle......        --           --                 30,912/160,910                    1,875/5,625

         Mark A. Borland........        --           --                 36,757/40,661                     6,560/0

         Anthony J. Carroll.....      12,500        2,562               20,431/59,270                     1,235/0


                         TEN YEAR OPTION/SAR REPRICINGS


         As discussed in the Report of the Compensation and Stock Option Committee on Executive Compensation, in November 1998 the Company cancelled and reissued options issued in June 1998 to certain individuals including Richard C. Postle a named executive officer. The repricing was based on the market price of the Class A Common Stock on November 19, 1998. The new options were for the same number of shares and retained the original vesting and expiration dates of the old stock options; the new options did not accelerate or extend the time for exercise of any old options. The table below sets forth information with respect to Mr. Postle's options and with respect to all former or current executive officers of the Company concerning their participation in other option repricing programs implemented by the Company during the last ten fiscal years.

                         TEN-YEAR OPTION/SAR REPRICINGS


                                             Number of
                                            Securities                                                        Length of Original
                                            Underlying                                                            Option Term
                                           Options/sars       Market Price of     Exercise Price        New      Remaining At
                                            Repriced or        Stock At Time        At Time of       Exercise        Date
                                              Amended         of Repricing or      Repricing or        Price    of Repricing or
        Name               Date (1)           (1)(#)           Amendment($)       Amendments($)         ($)        Amendment
        ----               --------           ------           ------------       -------------         ---        ---------
Ronald M. Shaich..........October 9, 1995      2,448             $7.25                $20.00           $7.25          6.5
                          October 9, 1995     45,536             $7.25                $23.75           $7.25          7.3
                          October 9, 1995      1,961             $7.25                $23.75           $7.25          7.5
                          October 9, 1995     55,092             $7.25                $24.00           $7.25          8.3
                          October 9, 1995     72,293             $7.25                $15.50           $7.25          9.3

Louis I. Kane.............October 9, 1995      2,448             $7.25                $20.00           $7.25          6.5
                          October 9, 1995     45,536             $7.25                $23.75           $7.25          7.3
                          October 9, 1995      1,961             $7.25                $23.75           $7.25          7.5
                          October 9, 1995     55,092             $7.25                $24.00           $7.25          8.3
                          October 9, 1995     72,293             $7.25                $15.50           $7.25          9.3

Samuel H. Yong............October 9, 1995      5,808             $7.25                $25.00           $7.25          8.3
                          October 9, 1995        717             $7.25                $20.25           $7.25          8.5
                          October 9, 1995        744             $7.25                $20.00           $7.25          8.7
                          October 9, 1995      1,024             $7.25                $16.69           $7.25          9.0
                          October 9, 1995      1,105             $7.25                $16.00           $7.25          9.2
                          October 9, 1995      1,433             $7.25                $13.63           $7.25          9.5
                          October 9, 1995     12,698             $7.25                $11.88           $7.25          9.6
                          October 9, 1995      1,717             $7.25                $12.13           $7.25          9.7
                          October 9, 1995      3,156             $7.25                 $7.75           $7.25         10.0

Mark A. Borland...........October 9, 1995     12,837             $7.25                $12.50           $7.25          6.0
                          October 9, 1995      4,937             $7.25                $19.78           $7.25          7.4
                          October 9, 1995      2,644             $7.25                $20.00           $7.25          8.6

John P. Billingsley.......October 9, 1995      3,154             $7.25                $19.78           $7.25          7.4
                          October 9, 1995      5,067             $7.25                $20.00           $7.25          8.6
                          October 9, 1995      2,638             $7.25                $16.63           $7.25          8.8
                          October 9, 1995      4,056             $7.25                $11.88           $7.25          9.6

Mariel Clark..............October 9, 1995      6,732             $7.25                $17.00           $7.25          6.6
                          October 9, 1995      3,154             $7.25                $19.78           $7.25          7.4
                          October 9, 1995      4,223             $7.25                $20.00           $7.25          8.6
                          October 9, 1995      5,297             $7.25                $15.38           $7.25          8.9
                          October 9, 1995      8,112             $7.25                $11.88           $7.25          9.6

David J. Peterman.........October 9, 1995     16,510             $7.25                $15.50           $7.25          9.0

Maxwell T. Abbott.........October 9, 1995     15,741             $7.25                $12.13           $7.25          9.6

Richard C. Postle.........Nov. 19, 1998      100,000             $6.38                $10.94           $6.38          9.6
                          October 9, 1995     46,822             $7.25                 $9.25           $7.25          9.9

Peter E. McNally..........October 9, 1995     16,504             $7.25                $15.50           $7.25          8.9

Anthony J. Carroll........October 9, 1995      3,154             $7.25                $19.78           $7.25          7.4
                          October 9, 1995      4,223             $7.25                $20.00           $7.25          8.6
                          October 9, 1995      8,112             $7.25                $11.88           $7.25          9.6

Thomas R. Howley..........October 9, 1995      5,284             $7.25                $19.75           $7.25          7.0
                          October 9, 1995      3,154             $7.25                $19.78           $7.25          7.4
                          October 9, 1995      3,378             $7.25                $20.00           $7.25          8.6
                          October 9, 1995      4,056             $7.25                $11.88           $7.25          9.6


         In connection with the 1995 repricing program, the number of options held was also reduced. The following chart shows the number of options outstanding prior to the 1995 repricing, and the number outstanding after such repricing:


                                                                       Number of              Number of
                                                                      Securities              Securities
                                                                       Underlying             Underlying
                                                                      Options/sars           Options/sars
                                                                   Outstanding Prior to       Outstanding
                                 Name                                  Repricing             After Repricing
                                 ----                                  ---------             ---------------
Ronald M. Shaich..............................................            5,000                   2,448
                                                                        100,000                  45,536
                                                                          4,211                   1,961
                                                                        110,000                  55,092
                                                                        100,000                  72,293

Louis I. Kane.................................................            5,000                   2,448
                                                                        100,000                  45,536
                                                                          4,211                   1,961
                                                                        110,000                  55,092
                                                                        100,000                  72,293

Samuel H. Yong................................................           12,000                   5,808
                                                                          1,234                     717
                                                                          1,250                     744
                                                                          1,498                   1,024
                                                                          1,563                   1,105
                                                                          1,835                   1,433
                                                                         15,152                  12,698
                                                                          2,062                   1,717
                                                                          3,226                   3,156

Mark A. Borland...............................................           18,000                  12,837
                                                                          9,100                   4,937
                                                                          4,500                   2,644

John P. Billingsley...........................................            5,814                   3,154
                                                                          8,625                   5,067
                                                                          3,909                   2,638
                                                                          4,840                   4,056

Mariel Clark..................................................           11,765                   6,732
                                                                          5,814                   3,154
                                                                          7,188                   4,223
                                                                          7,421                   5,297
                                                                          9,680                   8,112

David J. Peterman.............................................           23,226                  16,510

Maxwell T. Abbott.............................................           18,961                  15,741

Richard C. Postle.............................................           50,000                  46,822

Peter E. McNally..............................................           23,226                  16,504

Anthony J. Carroll............................................            5,814                   3,154
                                                                          7,188                   4,223
                                                                          9,680                   8,112

Thomas R. Howley..............................................           10,127                   5,284
                                                                          5,814                   3,154
                                                                          5,750                   3,378
                                                                          4,840                   4,056


THE BOARD OF DIRECTORS AND ITS COMMITTEES

         The Company's Board of Directors held 13 meetings, including 7 actions by written consent, during fiscal year 1998. The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee and a Committee on Nominations.

         The Audit Committee, which held one meeting in fiscal year 1998, meets with the Company's auditors and principal financial personnel to review the results of the annual audit. The Audit Committee also reviews the scope of, and establishes fees for, audit and non-audit services performed by the independent accountants, reviews the independence of the independent accountants and the adequacy and effectiveness of the Company's internal accounting controls. The Audit Committee consists of two members, currently Messrs. George E. Kane and Francis W. Hatch, and is reconstituted annually.

         The Compensation and Stock Option Committee ("Compensation Committee"), which held 3 meetings in fiscal year 1998, establishes the compensation, including stock options and other incentive arrangements, of the Company's Co-Chairmen and Chief Executive Officer. It also administers the Company's 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan. The Compensation Committee consists of three members, currently Messrs. Francis W. Hatch, James
R. McManus and Henry J. Nasella, and is reconstituted annually.

         The Committee on Nominations was established in November 1995 and held one meeting in 1998. The Committee on Nominations consists of three members, currently Messrs. Francis W. Hatch, James R. McManus and Henry J. Nasella, and is reconstituted annually. The Committee on Nominations selects nominees for election as Directors and will consider written recommendations from any stockholder of record with respect to nominees for Directors of the Company.

         All Directors attended at least 75% of the meetings of the Board and of the committees of which they are members in fiscal 1998.


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

    COMPENSATION STRUCTURE

         The compensation of the Chief Executive Officer and Co-Chairmen is structured to be competitive within the Company's industry and is based upon the general performance of the Company, and is reviewed annually by the Committee.

    COMPONENTS OF COMPENSATION

         SALARY. The salary shown in the Summary Compensation Table represents the fixed portion of compensation for the Chief Executive Officer and Co-Chairmen for the year. Changes in salary depend upon overall Company performance as well as levels of base salary paid by companies of similar size in the Company's industry.

         BONUS. The cash bonus is the principal incentive-based compensation paid annually to the Chief Executive Officer and Co-Chairmen. The Chief Executive Officer and Co-Chairmen will receive a bonus in a predetermined amount if the Company achieves its net income objective for the fiscal year. A higher bonus is paid if the Company exceeds the net income objective by a predetermined percentage. In determining the bonus amount, the Compensation Committee seeks to create an overall compensation package for the Chief Executive Officer and Co-Chairmen which is at the mid-point for comparable companies in the restaurant industry. For 1998, the Company did not achieve the net income objective and, therefore, no cash bonuses were paid to the Chief Executive Officer and Co-Chairmen.

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

         In November 1998 the Compensation Committee determined that it was desirable to provide an additional incentive to certain employees who had been granted options in June 1998. The options granted in June 1998 had an exercise price of $10.94, the market price for the shares of Class A Common Stock on the grant date. Following the option issuances, the stock price declined, such that by November 1998 the price was in the $6.25 to $7.00 range (per reported closing prices). The Compensation Committee determined that the services of Richard Postle were of great importance to the success of the Saint Louis/Panera Bread Business Unit. Therefore, taking into account the significant change in stock price closely following the June grant, the Committee determined that it was appropriate, and in the Company's best interests, to cancel the June option grant to Mr. Postle for 100,000 shares and to reissue the option at the market price of $6.38 as of the date of grant (November 19, 1998).

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Code which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. Based on such review, the Compensation Committee believes that the limitation will have no effect on the Company in 1999.

                                  Respectfully submitted,

                                  JAMES R. MCMANUS
                                  Chairman, FRANCIS W. HATCH, HENRY J. NASELLA


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

                                  Respectfully submitted,


                                  RONALD M. SHAICH
                                  Chief Executive Officer


EMPLOYMENT RELATED AGREEMENTS

         The Company and Anthony J. Carroll are party to an Executive Employment Agreement dated July 9, 1998 pursuant to which Mr. Carroll currently earns a base salary of $200,000. The Agreement is for a two year term and automatically renews unless either party gives notice of his or its intent not to renew the Agreement 30 days prior to its expiration. In the event the Company gives notice of its intent not to renew the Agreement or terminates Mr. Carroll without cause during the term of the Agreement, Mr. Carroll will be entitled to his base salary, car allowance (if any) and other benefits for one year, such payments to be reduced dollar for dollar by any compensation and benefits received by Mr. Carroll from other sources.

         The Company and Mark A. Borland are party to an Executive Employment Agreement dated August 27, 1997 pursuant to which Mr. Borland currently earns a base salary of $238,370, $18,370 of which is deferred per the terms of a Deferred Compensation Agreement. The Agreement is for a two year term and automatically renews unless either party gives notice of his or its intent not to renew the Agreement 30 days prior to its expiration. In the event that the Company gives notice of its intent not to renew the Agreement or terminates Mr. Borland without cause during the term of the Agreement, Mr. Borland will be entitled to his base salary, car allowance (if any) and other benefits for one year and a lump sum payment of $18,370, such payments to be reduced dollar for dollar by any compensation and benefits received by Mr. Borland from other sources.

         The Company and Richard C. Postle are party to an Executive Employment Agreement dated September 1, 1995, which provides Mr. Postle with a base salary of $300,000 for a two year period. The Agreement automatically renews unless either party gives notice of his or its intent not to renew the Agreement at least twenty-six weeks prior to its expiration. In the event that the Company gives notice of its intent not to renew the Agreement or terminates Mr.
Postle without cause during the term of the Agreement, Mr. Postle will be entitled to his base salary, car allowance (if any) and other benefits for twenty-six weeks, such payments to be reduced dollar for dollar by any compensation and benefits received by Mr. Borland from other sources.

                          TOTAL RETURN TO STOCKHOLDERS
                 (ASSUMES $100 INVESTMENT ON DECEMBER 31, 1992)

         The following graph and chart compare the cumulative annual stockholder return on the Company's Class A Common Stock over the period commencing December 31, 1993 through December 31, 1998 to that of the total return index for the NASDAQ Stock Market (U.S. Companies) and the Standard & Poor's 400 - MidCap Restaurant Index, assuming the investment of $100 on December 31, 1993. In calculating total annual stockholder return, reinvestment of dividends is assumed. The stock performance graph and chart below are not necessarily indicative of future price performance.


                               [PERFORMANCE GRAPH]



----------------------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS

                     12/31/93         12/31/94         12/29/95        12/30/96         12/31/97         12/31/98
----------------------------------------------------------------------------------------------------------------------
Au Bon Pain          $100.00           $70.33          $ 36.26         $ 28.57          $ 33.24          $ 26.67
----------------------------------------------------------------------------------------------------------------------
S&P MidCap           $100.00           $68.74          $ 67.92         $ 65.15          $ 71.42          $ 87.40
Restaurants
----------------------------------------------------------------------------------------------------------------------
Nasdaq Composite     $100.00           $96.79          $136.45         $167.88          $205.06          $297.02
----------------------------------------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                     OWNERSHIP OF AU BON PAIN COMMON STOCK

         The following table sets forth certain information as of March 31, 1999, with respect to the Company's Class A and Class B Common Stock owned by
(1) each director of the Company, (2) the executive officers named in the Summary Compensation Table, (3) all directors and executive officers of the Company as a group, and (4) each person who is known by the Company to beneficially own more than five percent of the Company's capital stock. Unless otherwise indicated in the footnotes to the table, all stock is owned of record and beneficially by the persons listed in the table. +

                                                         Class A Common                  Class B Common
Name and, with respect to owner                     ------------------------         -------------------------    Combined Voting
   of More Than 5%, Address                         Number        Percent (1)        Number        Percent (2)     Percentage (3)
------------------------------                      ------        -----------        ------        -----------     --------------
Ronald M. Shaich............................       420,865(4)         3.9%           1,272,540         80.7%           27.2%
  Co-Chairman, Director and
  Chief Executive Officer
  c/o Au Bon Pain Co., Inc.
  19 Fid Kennedy Avenue
  Boston, MA  02210

Louis I. Kane...............................       373,580(5)         3.4               53,406          3.4             3.4
  Co-Chairman and Director
  c/o Au Bon Pain Co., Inc.
  19 Fid Kennedy Avenue
  Boston, MA  02210

Francis W. Hatch............................        28,542(6)            *             64,351(7)        4.1%            1.5%
  Director

George E. Kane..............................        28,942(6)            *             20,000           1.3%              *
  Director

James R. McManus............................        28,542(6)            *                --             --               *
  Director

Henry J. Nasella............................        20,080(8)            *                --             --               *
  Director

Richard C. Postle...........................        69,576(9)            *                --             --               *
  President, Saint Louis/Panera
  Bread Business Unit

Mark A. Borland.............................        37,727(10)           *                --             --               *
  Chief Operating Officer,
  Au Bon Pain Business Unit

Anthony J. Carroll..........................        23,170(11)           *             19,911           1.3%              *
  Senior Vice President,
  Treasurer and Chief
  Financial Officer


                                                         Class A Common                  Class B Common
Name and, with respect to owner                     ------------------------         -------------------------    Combined Voting
   of More Than 5%, Address                         Number        Percent (1)        Number        Percent (2)     Percentage (3)
------------------------------                      ------        -----------        ------        -----------     --------------
All Directors and officers as
  a group (14 persons)......................     1,160,025(12)        10.1%          1,310,070           83.0%           33.4%

Morgan Stanley Group Inc. ..................     1,332,385(13)        12.6%                 --             --              8.7%
PG Investors, Inc.
Princes Gate Investors, L.P.
  1251 Avenue of the Americas
  New York, NY  10020


Brown Capital Management....................     1,319,450(14)        12.5%                 --             --              8.7%
  809 Cathedral Street
  Baltimore, MD  21201

Princeton Services, Inc.
Fund Asset Management, L.P..................     1,166,800(15)        11.1%                 --             --              7.7%
  Merrill Lynch Special
  Value Fund, Inc.
  800 Scudders Mill Road
  Plainsboro, NJ  08536

Dimensional Fund Advisors Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401 ...................       755,900(16)         7.2%                  -              -               5.0%


----------
*    Less than one percent.

(1) Percentage ownership of Class A Common Stock is based on 10,560,051 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 1999 held by the stockholder or group.

(2) Percentage ownership of Class B Common Stock is based on 1,557,658 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 1999 held by the stockholder or group.

(3) This column represents voting power rather than percentage of equity interest as each share of Class A Common Stock is entitled to one vote while each share of Class B Common Stock is entitled to three votes.

(4)  Includes options exercisable within 60 days for 357,330 shares.

(5) Consists of (a) 1,200 shares owned by Mr. Kane's spouse and as to which Mr. Kane disclaims beneficial ownership; (b) 15,050 shares owned by Mr. Kane and (c) options exercisable within 60 days for 357,330 shares.

(6) Includes options for 28,542 shares exercisable within sixty days of March 31, 1999 pursuant to the Directors' Plan for independent directors.

(7) Includes 22,338 shares owned by Mr. Hatch's spouse and as to which Mr. Hatch disclaims beneficial ownership.

(8) Consists of 1,000 shares jointly owned by Mr. Nasella and his spouse and options for 24,080 shares exercisable within sixty days of March 31, 1999 pursuant to the Directors' Plan for independent directors.

(9) Includes options for 30,912 shares exercisable within 60 days of March 31, 1999.

(10) Includes options for 36,757 shares exercisable within 60 days of March 31, 1999.

(11) Includes options for 20,984 shares exercisable within sixty days of March 31, 1999.

(12) Includes options for 860,867 shares exercisable within sixty days of March 31, 1999.

(13) Information included is based solely upon a Schedule 13D filed with the Commission, jointly on behalf of Morgan Stanley Group Inc. ("MS Group"), PG Investors, Inc. ("PGI") and Princes Gate Investors, L.P. ("Princes Gate L.P."). PGI Investors, Inc. is a wholly-owned subsidiary of Morgan Stanley Group Inc., and is the general partner of Princes Gate L.P. On December 22, 1993, the Company issued to several purchasers, including Princes Gate L.P., $30,000,000 in aggregate principal amount of 4.75% Convertible Subordinated Notes due 2001 (the "Notes"). The Notes are convertible into fully paid and non-assessable shares of Class A Common Stock at a conversion price (subject to adjustment) equal to $25.50 principal amount for each share of Class A Common Stock, or currently 1,176,468 shares of Class A Common Stock in the aggregate. The amount of shares disclosed includes (a) 317 shares of Class A Common Stock owned by MS Group's wholly-owned subsidiary, Morgan Stanley & Co. Incorporated ("MS & Co.") in its capacity as a market-maker in the Company's Class A Common Stock, (b) 5,600 shares of Class A Common Stock over which MS & Co. exercises discretionary authority on behalf of customers, and (c) since PGI exercises investment management, voting and/or disposition control over all of the Notes and the underlying shares of Class A Common Stock obtainable upon conversion of the Notes, 1,176,468 shares of Class A Common Stock obtainable upon conversion of the Notes. In connection with a financing transaction consummated in July 1996, the number of shares also includes a Class A Common Stock purchase warrant issued for 150,000 shares, exercisable at $5.62 per share through July 24, 2001. (With respect to Princes Gate, L.P., the total of 1,332,385 shares includes 881,504 shares of Class A Common Stock obtainable upon conversion of the Notes, and, in connection with the financing transaction consummated in July 1996, includes a Class A Common Stock purchase warrant issued for 112,392 shares, exercisable at $5.62 per share through July 24, 2001).

(14) Information included is based solely upon a Schedule 13G dated January 8, 1999.

(15) Princeton Services, Inc. ("PSI") is a parent holding company in accordance with the Securities and Exchange Act of 1934 and is the corporate managing general partner of Fund Asset Management, L.P. Fund Asset Management, L.P. d/b/a Fund Asset Management ("FAM") is an investment adviser registered under section 203 of the Investment Advisers Act of 1940 (the "Advisers Act"). Merrill Lynch Special Value Fund, Inc. (the "Fund") is an investment company registered under Section 8 of the Investment Company Act of 1940 (the "Investment Company Act"). FAM acts as an investment adviser to investment companies registered under Section 8 of the Investment Company Act and private accounts. With respect to securities held by those investment companies and private accounts, several persons have the right to receive, or the power to direct the receipt of dividends from or the proceeds from the sale of such securities. The Fund, a reporting person for which FAM serves as investment adviser, has an interest that relates to more than 5% of the class of the class of securities reported herein. No other person has an interest that relates to more than 5% of the class of securities reported herein. PSI is deemed to be the beneficial owner of, and has shared voting and dispositive power with respect to 1,166,800 shares, and FAM and the Fund are deemed to be the beneficial owners of, and have shared voting and dispositive power with respect to 1,140,200 shares. Information regarding beneficial ownership of the shares has been obtained solely from the joint Schedule 13G of PSI, FAM and the Fund filed with the Commission on February 3, 1998.

(16) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 755,900 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no Certain Relationships or Related Transactions during the fiscal year ended December 26, 1998 to report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      3. EXHIBITS. The following exhibits are added to the list:


Exhibit
Number                                Description
------                                -----------
10.6.5           Executive Employment Agreement between the Registrant and Mark A.
                 Borland dated August 27, 1997 and Deferred Compensation Agreement between Mr. Borland and the Registrant.+

10.6.6           Executive Employment Agreement between the Registrant and
                 Anthony J. Carroll dated July 9, 1998.+

10.6.7           Executive Employment Agreement between the Registrant and Richard C.
                 Postle dated September 1, 1995.+


----------
+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AU BON PAIN CO., INC.


                                  By:/s/ Louis I. Kane
                                     ---------------------------------------
                                     Louis I. Kane, Co-Chairman of the Board

Date: April 26, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Louis I. Kane                        /s/ Ronald M. Shaich
-----------------------------            -------------------------------------
Louis I. Kane, Co-Chairman of            Ronald M. Shaich, Co-Chairman of
 the Board and Director                   the Board and Chief Executive Officer


/s/ Anthony J. Carroll                   /s/ Francis W. Hatch
-----------------------------            -------------------------------------
Anthony J. Carroll, Chief                Francis W. Hatch, Director
 Financial Officer


/s/ George E. Kane                       /s/ Henry J. Nasella
-----------------------------            -------------------------------------
George E. Kane, Director                 Henry J. Nasella, Director


/s/ James R. McManus
-----------------------------
James R. McManus, Director


All dated: April 26, 1999