Form 10-Q
period 1999-04-17
PANERA BREAD CO
filed 1999-06-01
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                           - - - - - - - - - - - - - -
                                    FORM 10-Q

   (Mark one)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended April 17, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

       Commission file number   0-19253
                              -----------

                              PANERA BREAD COMPANY
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         04-2723701
      ------------------------------                         -------------------
     (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

     7930 BIG BEND BLVD, WEBSTER GROVES, MO                      63119
     ----------------------------------------                   --------
     (Address of principal executive offices)                  (Zip code)

                                 (314) 918-7779
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                              Au Bon Pain Co., Inc.
                     19 Fid Kennedy Avenue, Boston, Ma 02210
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                             -------         --------
         As of May 24, 1999, 10,584,065 shares and 1,557,658 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              PANERA BREAD COMPANY
                                      INDEX


PART I.                    FINANCIAL INFORMATION                       PAGE
-------                    ---------------------                       ----
         ITEM 1.           FINANCIAL STATEMENTS....................      2

                           Consolidated Balance Sheets as of
                           April 17, 1999 and December 26, 1998....      2

                           Consolidated Statements of Operations
                           for the sixteen weeks ended April 17,
                           1999 and April 18, 1998.................      3

                           Consolidated Statements of Cash Flows
                           for the sixteen weeks ended April 17,
                           1999 and April 18, 1998.................      4

                           Notes to Consolidated Financial
                           Statements..............................      5


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS..............................      9

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSUES
                           ABOUT MARKET RISK.......................      17


PART II.                   OTHER INFORMATION
--------                  -------------------
         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS........................      17

         ITEM 5.           OTHER INFORMATION.......................      17

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K........      27

Item 1.  Financial Statements


                              PANERA BREAD COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                   April 17,   December 26,
                                                     1999          1998
                                                ------------  ------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................... $  1,068,397  $  1,860,445
  Accounts receivable, net.....................    1,732,901     1,301,185
  Inventories..................................    1,628,507     1,662,573
  Prepaid expenses.............................      486,745     1,780,922
  Refundable income taxes......................       98,483       115,297
  Deferred income taxes........................    1,500,000     1,500,000
                                                ------------  ------------
      Total current assets.....................    6,515,033     8,220,422
                                                ------------  ------------

Property and equipment, less
  accumulated depreciation and amortization....   40,941,358    38,855,569
                                                ------------  ------------
Other assets:
  Assets held for sale, net, non-current
    (Note D)...................................   68,084,693    69,394,736
  Notes receivable.............................           --        20,000
  Intangible assets, net of accumulated
    amortization...............................   19,462,870    19,786,858
  Deferred financing costs.....................      575,009       768,232
  Deposits and other...........................    4,348,294     4,138,219
  Deferred income taxes........................   12,434,099    12,434,099
                                                ------------  ------------
      Total other assets.......................  104,904,965   106,542,144
                                                ------------  ------------
      Total assets............................. $152,361,356  $153,618,135
                                                ------------  ------------
                                                ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................. $  3,542,400  $  4,020,239
  Liabilities held for sale, net (Note D)......    3,503,322     6,469,618
  Accrued expenses.............................   11,993,509     5,927,720
  Current maturities of long term debt.........   64,642,220        40,800
                                                ------------  ------------
      Total current liabilities................   83,681,451    16,458,377
Long term debt, less current maturities........           --    34,089,587
Convertible Subordinated Notes.................           --    30,000,000
                                                ------------  ------------
      Total liabilities........................   83,681,451    80,547,964
                                                ------------  ------------

Minority interest..............................     (364,487)     (256,761)
Stockholders' equity:
Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,543,073 and
   10,269,628 in 1999 and 1998, respectively...        1,057         1,047
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,557,658 and
   1,605,741 in 1999 and 1998, respectively....          156           156
 Additional paid-in capital....................   70,374,704    70,031,945
 Retained earnings.............................   (1,331,525)    3,293,784
                                                ------------  ------------
       Total stockholders' equity..............   69,044,392    73,326,932
                                                ------------  ------------
       Total liabilities and stockholders'
         equity................................ $152,361,356  $153,618,135
                                                ------------  ------------
                                                ------------  ------------

The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           For The Sixteen Weeks Ended
                                                          -----------------------------
                                                        April 17,                April 18,
                                                          1999                     1998
                                                     -----------                -----------
Revenues:
         Restaurant sales.......................     $73,411,116                $69,719,739
         Franchise sales and other revenues.....       4,513,739                  5,243,544
                                                     -----------                -----------
                                                      77,924,855                 74,963,283

Costs and expenses:
         Cost of food and paper products........      26,000,706                 28,066,774
         Restaurant operating expenses:
                  Labor............................   21,978,028                 19,437,842
                  Occupancy (Note E)...............    8,800,390                  8,278,953
                  Other (Note E)...................    8,787,365                  8,035,516
                                                     -----------                -----------
                                                      39,565,783                 35,752,311

         Depreciation and amortization..........       1,800,361                  5,267,800
         General and administrative expenses....       6,888,261                  5,474,491
         Non-recurring charge (Note D)..........       5,545,000                  1,210,000
                                                     -----------                -----------
                                                      79,800,111                 75,771,376
                                                     -----------                -----------

Operating loss...............................         (1,875,256)                  (808,093)
Interest expense, net........................          1,883,750                  2,126,741
Other expense, net...........................            403,596                    137,565
Loss on sale of assets (Note F)..............                 --                    734,823
Minority interest............................            (11,293)                    17,422
                                                     ------------               -----------
Loss before Provision (benefit)
  from income taxes..........................         (4,151,309)                (3,824,644)

Income tax expense (benefit).................            474,000                   (863,000)
                                                     ------------               -----------
Net loss.....................................        $(4,625,309)               $(2,961,644)
                                                     ------------               -----------
                                                     ------------               -----------
Net loss per common share - basic............        $     (0.38)               $     (0.25)
                                                     ------------               -----------
                                                     ------------               -----------
Net loss per common share - diluted..........        $     (0.38)               $     (0.25)
                                                     ------------               -----------
                                                     ------------               -----------
Weighted average number of common and common
  equivalent shares outstanding - basic......         12,102,821                 11,839,546
                                                     ------------               -----------
                                                     ------------               -----------
Weighted average number of common and common
  equivalent shares outstanding - diluted....         12,102,821                 11,839,546
                                                     ------------               -----------
                                                     ------------               -----------



The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For The Sixteen Weeks Ended
                                                  --------------------------------
                                                   April 17,              April 18,
                                                    1999                    1998
                                                ------------            -----------
Cash flows from operations:
  Net loss..................................... $(4,625,309)           $(2,961,644)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization...............   1,800,361              5,267,800
   Amortization of deferred financing costs....     199,342                242,408
   Provision for losses on accounts receivable.      16,820                 17,935
   Minority interest...........................     (11,293)                17,422
   Loss on disposal of assets..................          --                734,823
   Non-recurring charge........................   5,545,000              1,210,000

Changes in operating assets and liabilities:
  Accounts receivable..........................      (4,761)             1,157,805
  Inventories..................................      69,803                723,344
  Prepaid expenses.............................  (1,850,209)              (926,077)
  Accounts payable.............................  (1,744,973)               (35,409)
  Refundable income taxes......................      16,814                     --
  Accrued expenses.............................   1,667,018             (2,302,454)
                                                -----------            -----------

    Net cash provided by operating activities..   1,078,613              3,145,953
                                                -----------            -----------

Cash flows from investing activities:
  Additions to property and equipment..........  (5,196,005)            (4,351,295)
  Proceeds from sale of assets.................          --             12,693,917
  Change in cash included in net current
    Liabilities held for sale..................    (224,213)                    --
  Payments received on notes receivable........     100,540                 78,767
  Increase in intangible assets................     (44,750)               (59,197)
  Decrease (increase) in deposits and other....   2,651,159             (2,240,253)
                                                -----------            -----------

    Net cash provided by (used in) investing
     Investing activities......................  (2,713,269)             6,121,939
                                                -----------            -----------

Cash flows from financing activities:
  Exercise of employee stock options...........          --                388,208
  Proceeds from long term debt issuance........  32,101,195             29,536,195
  Principal payments on long term debt......... (31,498,800)           (38,888,100)
  Proceeds from issuance of common stock.......     342,765                134,343
  Deferred financing costs.....................      (6,119)              (421,110)
  Decrease in minority interest................     (96,433)               (84,036)
                                                -----------            -----------

    Net cash provided by (used in)financing
      Financing activities.....................     842,608             (9,334,500)
                                                -----------            -----------

Net decrease in cash and cash equivalents......    (792,048)               (66,608)
                                                -----------            -----------
Cash and cash equivalents, at beginning of
  period.......................................   1,860,445                853,025
                                                -----------            -----------
Cash and cash equivalents, at end of period.... $ 1,068,397            $   786,417
                                                -----------            -----------
                                                -----------            -----------


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


Note A - Basis of Presentation

         The accompanying unaudited, consolidated financial statements of Panera Bread Company and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 26, 1998.

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

                                              For The Sixteen Weeks Ended
                                            -------------------------------
                                              April 17,          April 18,
                                                1999               1998
Net loss used in net loss per
  common share  - basic..............       $(4,625,309)      $(2,961,644)
Net loss used in net loss per
  common share - diluted.............       $(4,625,309)      $(2,961,644)
Weighted average number of shares
  outstanding - basic................        12,102,821        11,839,546
    Effect of dilutive securities:
      Employee stock options.........                --                --
      Stock warrants.................                --                --
                                            -----------       -----------
Weighted average number of shares
  outstanding - diluted..............        12,102,821        11,839,546
Net loss per common share - basic....       $     (0.38)      $     (0.25)
Net loss per common share - diluted..       $     (0.38)      $     (0.25)


         During the first quarter of 1998 and 1999, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes. These shares were not included in the computation of diluted earnings per share for the sixteen weeks ended April 17, 1999 and the sixteen weeks ended April 18, 1998 because the addition of interest expense, after the effect of income taxes, of $855,000 to net income (loss) would have been antidilutive.

         During the first quarter of 1998 and the first quarter of 1999, options to purchase 422,080 and 248,450 shares of common stock at an average price of $8.06 and $6.06 per share, respectively, and warrants to purchase 96,000 shares of common stock at $5.62 per share were outstanding but were not included in the computation of diluted earnings per share for the sixteen weeks ended April 17, 1999 or the sixteen weeks ended April 18, 1998, because the effect would have been antidilutive.

Note C - Recent Accounting Pronouncements

         None

Note D - Sale of Au Bon Pain Division and Non-recurring charges

         The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Au Bon Pain Division business (the "Au Bon Pain Division") and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the "Sale"). The Sale was effective May 16, 1999 for $73 million in cash before contractual purchase price adjustments estimated to be $1 million. The Company, which now consists of the Panera Bread/Saint Louis Bread Co. Business Unit only, has been renamed Panera Bread Company. The proceeds from the sale are being used to pay off all outstanding debt and provide cash for growth. In conjunction with the sale, the Company recorded a non-cash, after-tax loss in the first quarter of approximately $5.5 million.

         Operating income in the first quarter of 1999 was favorably impacted by $3.8 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

         The Company intends to repay all of its outstanding debt with the proceeds from the Sale. As a result of the completion of the Sale, all outstanding debt as of April 17, 1999 has been included in current liabilities. The Company expects to record an extraordinary charge of approximately $0.6 million associated with the early retirement of outstanding debt in the second quarter of 1999.

         The assets and liabilities of the Au Bon Pain Division are depicted in the balance sheet as of April 17, 1999 and December 26, 1998 as assets held for re-sale, non-current, net, and as current liabilities, net, and include the following.

                                 April 17, 1999    December 26, 1998
                                 --------------    -----------------
Current assets:
  Cash and cash equivalents      $  1,528,885       $ 1,304,672
  Accounts Receivable               5,140,314         5,584,089
  Inventories                       4,975,107         5,010,844
  Other current assets                846,425           (97,731)
                                 ------------       -----------
    Total current assets           12,490,731        11,801,874

Current liabilities:
  Accounts payable                  5,852,878         7,120,012
  Accrued expenses                 10,097,475        11,151,480
  Current Portion -
    Long term debt                     43,700                --
                                 -------------      -----------
     Total liabilities             15,994,053        18,271,492

Net current liabilities          $  3,503,322       $ 6,469,618
                                 -------------      -----------
                                 -------------      -----------
Non-current assets:
  Property and equipment
    Leasehold improvements       $ 71,690,246       $71,679,045
    Machinery and equipment        54,416,223        53,920,124
    Furniture and fixtures         13,649,858        13,716,387
    Other                           4,079,123         3,505,945
  Accumulated depreciation and
   Amortization                   (82,680,694)      (83,280,735)
                                 ------------       ------------
    Property and equipment, net    61,154,756        59,540,766

Other assets:
  Goodwill (Franchise)                 64,603                --
  Notes receivable                  4,016,645         4,097,185
  Deposits and other                2,895,551         5,756,785
                                  -----------       -----------
    Total other assets              6,976,799         9,853,970

Non-current liabilities:

Long term debt                         46,862                --
                                  -----------       -----------

Net non-current assets            $68,084,693       $69,394,736
                                 -------------      -----------
                                 -------------      -----------


         Revenues and net operating income (before the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale as of April 17, 1999 were $48.6 million and $1.3 million, respectively.

Note E - Restatement of prior periods

         Results of operations for the sixteen weeks ended April 18, 1998 have been restated with respect to certain restaurant operating expenses, principally rent, between interim periods. These expenses will now be recognized on a weekly basis during interim reporting periods. Previously three months of these expenses were recorded in each of the Company's quarterly external reporting periods. Since the first quarterly reporting period consists of sixteen weeks, this change resulted in the recognition of an additional $1,533,000 of restaurant operating expense for the period ended April 18, 1998. The second, third and fourth quarters of 1998 will also be restated to reflect a reduction of restaurant operating expense of $605,000, $665,000 and $263,000, respectively. Results for the full fiscal 1998 year remain unchanged. Depicted in the table below are the reported and restated quarterly results.


                                               Quarter Ending
                                    ---------------------------------------   Ficsal Year
                                    04/18/98  07/11/98  10/03/98   12/26/98       1998
                                                                                  ----
AS REPORTED
Net Income                          $(1,950)    $(779)  $(18,198)   $433      $(20,494)
Basic earnings per share              (0.16)    (0.07)     (1.52)   0.03         (1.72)
Diluted earnings per share            (0.16)    (0.07)     (1.52)   0.03         (1.72)

RESTATED
Net Income                          $(2,962)    $(380)  $(17,759)   $607      $(20,494)
Basic earnings per share              (0.25)    (0.03)     (1.49)   0.05         (1.72)
Diluted earnings per share            (0.25)    (0.03)     (1.49)   0.05         (1.72)



Note F - Loss on sale of assets

         On March 23, 1998 the Company sold the Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash, and recognized a pre-tax loss of $734,023.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                                   For The Sixteen Weeks Ended
                                               ------------------------------------
                                               April 17,                  April 18,
                                                 1999                       1998
                                              ----------                 ----------
Revenues:
  Restaurant sales....................          94.2%                      93.0%
  Franchise sales and other revenues..           5.8                        7.0
                                               ------                     -----
                                               100.0%                     100.0%
Costs and expenses:
  Cost of food and paper products.....          33.3%                      37.4%
  Restaurant operating expenses.......          50.8                       47.8
  Depreciation and amortization.......           2.3                        7.0
  General and administrative..........           8.8                        7.3
  Non-recurring charge................           7.1                        1.6
                                               -----                      -----
                                               102.3                      101.1
                                               -----
Operating margin......................          (2.3)                      (1.1)
Interest expense, net.................           2.5                        2.8
Other expense, net....................           0.5                        0.2
Loss on sale of assets................            --                        1.0
Minority interest.....................            --                        0.0
                                               -----                      -----
Income (loss) before provision for
  income taxes........................          (5.3)                      (5.1)
Provision (benefit) for income taxes..           0.6                       (1.1)
                                               -----                      ------
Net income (loss).....................          (5.9)%                     (4.0)%
                                               -----                      ------
                                               -----                      ------


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

Results of Operations

         Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the sixteen weeks ended April 17, 1999 the Company has recorded a loss on sale of $5.5 million related to the transaction.
Results of operations in the first quarter of 1999 include the results of the subsequently divested Au Bon Pain business unit.

         Total revenues in the first quarter of 1999 totaled $77.9 million, versus $75.0 million in the comparable quarter of 1998. Revenues in the Panera Bread business unit increased 27% to $29.4 million in the first quarter of 1999. Restaurant sales in the Panera Bread business unit increased 20% to $26.3 million in the first quarter of 1999 from $21.9 million in the first quarter of 1998, principally due to the opening of 13 new Company-operated bakery cafes since the first quarter of 1998. Panera Bread's comparable restaurant sales in the first quarter of 1999 were essentially flat at 0.1% versus the comparable quarter of 1998, which was 6.5%. Franchise sales and other revenues for the Panera Bread business unit increased 174% to $3.0 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998, primarily driven by increased franchise royalties, which grew 185% to 1.0 million in the first quarter of 1999, increased franchise fees and an increase in product sales to franchisees.

         Total operating income for the Company in the first quarter of 1999 versus the comparable quarter of the previous year (excluding the non-recurring charges taken in both the 1998 and 1999 quarters) increased to $3.7 million in 1999 from $0.4 million in 1998, including $3.8 million in reduced depreciation and amortization expense associated with the Au Bon Pain business unit assets held for sale. Operating income in the Panera Bread Division in the first quarter of 1999 was $0.7 million, on a "stand-alone" pro-forma basis which includes an additional allocation for overhead services provided by Au Bon Pain Co., Inc.

          During the first quarter of 1999, 1 Panera Bread franchise area development agreement was signed, representing commitments for the development of 15 bakery cafes and increasing the number of franchise commitments to a total of 546 remaining bakery cafes to be developed. In the first quarter of 1999, 20 Panera Bread bakery cafes were opened, including 4 company-owned cafes and 16 franchise-operated cafes.


Net Income

         A one-time $5,545,000 after-tax charge related to the previously announced sale of the Au Bon Pain Division contributed to a net loss in the first quarter of 1999 of $4,625,000 versus a net loss of $2,962,000 in the comparable 1998 period. Interest expense was down at $1,884,000 compared to $2,127,000 in the first quarter of 1998, with other expense of $404,000 at April 17, 1999 compared to $138,000 at April 16, 1998.


Liquidity and Capital Resources

         Subsequent to the end of the first quarter of 1999, the Company divested itself of the Au Bon Pain business unit. The Company is in the process of repaying all of its outstanding debt with the proceeds from the Sale (see Note D). In connection with the early retirement of debt, in the second quarter of 1999 the Company will record an extraordinary non-cash charge of approximately $579,000.

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery cafes and maintaining or remodeling existing bakery cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities and bank borrowings.

         Cash and cash equivalents were $1,068,000 at April 17, 1999 after a reduction of $1,529,000 for the assets held for sale, versus $786,000 at April 18, 1998. Funds provided by operating activities were primarily the result of an increase in accrued expenses and a decrease in deposits offset by a decrease in accounts payable. In the first quarter of 1998 cash was generated by a sale of assets.

         Total capital expenditures for the sixteen weeks ended April 17, 1999 of $5.2 million were related primarily to the opening of 4 new Company-operated Panera Bread bakery cafes, and to maintaining or remodeling existing bakery cafes. Total capital expenditures in the quarter included $1.5 million associated with the recently divested Au Bon Pain business unit. The expenditures were mainly funded by net cash from operating activities and the use of the Company's revolving line of credit. Total capital expenditures for the sixteen weeks ended April 18, 1998 were $4.4 million.

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

         As of April 17, 1999 the Company had a $22.0 million unsecured revolving line of credit, bearing interest at either the commercial bank's prime rate plus .25% or LIBOR plus 2.75%, at the Company's option. As of April 17, 1999, $17.9 million was outstanding under the line of credit and an additional $1.1 million of the remaining availability was utilized by outstanding letters of credit issued by the bank on behalf of the Company. Concurrently with the sale of the Au Bon Pain business unit effective May 16,1999, the Company amended its existing credit facility to reduce the unsecured revolving line of credit to $10.0 million, reflecting reduced needs for debt financing. Amounts outstanding under the amended facility bear interest at either LIBOR plus
2.25% or the commercial bank's prime rate plus .75%, at the Company's option.

         Excluding the expenditures related to the divested Au Bon Pain business unit, the Company currently anticipates spending approximately $14 million in 1999, principally for the opening of new Panera Bread Company bakery cafes and maintaining or remodeling existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow and cash remaining from the sale of the Au Bon Pain business unit after repayment of all outstanding debt.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. (identified by the words "estimate," "project," "anticipates," "expects," "intends," "future," and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The following are some of the factors: The ability of the Company to aggressively expand its business going forward is subject to the availability of sufficient capital to it and the developers party to franchise development agreements with the Company. Additionally, the Company's operating results may be affected by many factors, including but not limited to variations in the number and timing of bakery cafe openings and public acceptance of new bakery cafes, competition, commodity costs and other factors that may affect retailers in general. The foregoing list of important factors in not exclusive.

Year 2000 Issue

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

         During 1997, the Company formed an ongoing internal review team to address the Year 2000 Issue that encompasses operating and administrative areas of the Company. Internal information technology professionals are working to identify and resolve all significant Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans, including an assessment of issues and development of said remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications. The Company has completed a comprehensive inventory of all systems in the cafes, commissaries and corporate offices and has notified critical vendors of the Company's requirements pertaining to the Year 2000 Issue.

         The Company has completed its assessment of the Year 2000 impact for both information technology ("IT") and Non-IT systems. In regard to IT systems, the Company has identified the following as the main areas of Year 2000 focus: payroll systems, financial systems, network/integration systems, register and store management systems and commissary systems. Network/integration systems are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems, and all major operational systems, such as store operating performance database systems. Register systems are the point-of-sale systems used within each retail bakery cafe. These are electronically linked with the personal computer-based store back office management systems also located within each retail bakery cafe, providing tools for the cafe management. Commissary systems allow commissaries to accept electronic orders from cafe's and deliver the ordered product back to the cafes.

         The cost of addressing the year 2000 issues are included in the overall costs of establishing an independent computer network for Panera Bread. The total cost of establishing the new system is estimated to be approximately $1.7 million of which approximately $350,000 is specifically related to the year 2000 issue.

         In addition to the above IT systems, the Company has identified the following as the primary Non-IT systems subject to the Year 2000 Issue: ovens, alarms, proofers, HVAC-freezers, and safes. The Company is currently in contact with vendors and/or landlords in order to assess the potential impact. Based on initial review the Company believes the potential impact of the Year 2000 Issue pertaining to Non-IT systems to be minor. Upon full assessment of the impact of the Year 2000 Issue, the Company will address, in order of criticality, the potential issues, and will develop remediation and contingency plans.

         While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner and/or vendor compliance to some extent. The Year 2000 Issue is pervasive and complex as virtually every computer operation will be affected in some way. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key business partners and/or vendors fail to resolve all significant

Year 2000 issues in a timely and effective manner, the Year 2000 Issue could have a material adverse impact on the Company. In addition to the estimated costs outlined above, the Company has estimated the costs for adopting all "worst case" contingency plans to be an additional $320,000.

         The following chart depicts the phases, status, timetable, estimated cost of completion, contingency plans and risks, and estimated cost of implementing contingency plans pertaining to Year 2000 issues associated with IT systems. The most reasonably likely worst case scenarios are outlined under the columns "Contingency Plan/Risks" and "Estimated Contingency Cost". All information pertaining directly to the Au Bon Pain Division has been removed from this chart, leaving a Panera Bread Company only, year 2000 summary.

                                  PANERA BREAD
                        YEAR 2000 SUMMARY FOR IT SYSTEMS

------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------

   AREA/SYSTEM               PHASES                STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS      ESTIMATED
                                                                                  COST                                  CONTINGENCY
                                                                                                                           COST
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


New Financial       -Purchase of Integrated   Complete          4/99          $800,000      Additional consulting     $100,000
Systems -           GL, AP, AR, Assets, HR,                                                 effort needed.
                    Cash, Property                                                          Application certified
                    Management  and                                                         to be Y2K.
                    Purchasing
                                              In Process        6/99
                    -Implementation Planning                                                Dependent upon ABP
                                                                                            making minor
                    -Conversion &             Scheduled         7/99                         modifications to
                    Interface Programming     Secvices                                      Production processes to
                                                                                            allow capture of data
                                                                8/99                        through 11/99
                    -Testing/Parallel         After conversion

                                                                9/99
                    -Production               After Parallel
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------

Payroll-            -Contract Negotiations    Complete          5/99          $100,000
Outsource
                    -Conversion of Panera     In Process        8/99          $20,000
                    active employees

                    -Production               In conjunction    9/99          $5,000
                                              with new financial
                                              system

                    -Copy ABP & Panera        No plans to       10/99                       May have to provide a     $20,000
                    inactive personnel from   convert, but                                  way to maintain
                    ABP system for direct     will create                                   addresses
                    input to W2 processing    1999 W2s
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


Network Systems &   -Network Infrastructure   Complete          4/99          $350,000      No contingency needed
Computer Facility   Design                                                                  as all hardware &
                                                                                            software is new & Y2K
                    -Network                  In Process        6/99                        compliant
                    Implementation out
                    for bid
                                              In Process        6/99
                    -Computer Room
                    constructed
                                              Bids received     6/99
                    -Network Bid Assigned
                                              Bid assigned      6/99
                    -Network Install

                    -Voice Mail Replacement   In Process        7/99

------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


Register Systems    -Micros 2400 registers    Complete          3/99          $0            No contingency needed
                    and software  tested                                                    as application
                    for compliancy                                                          certified by Micros &
                                                                                            tested to be compliant
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------

------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------

   AREA/SYSTEM               PHASES                STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS      ESTIMATED
                                                                                  COST                                  CONTINGENCY
                                                                                                                           COST
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


Register Systems    Processes being           In process        8/99          $50,000       Contingency not
Central Support     modified for ease of                                                    required - application
                    support for                                                             is compliant, if
                    multimarket pricing &                                                  modifications are not
                    new product rollout                                                     complete is more manual
                                                                                            effort.
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


Bakery Back         -Inventory of             Complete          5/99          $300,000      -Development Costs        $150,000
Office Systems      Applications & Hardware                                                 exceed estimates or not
                                                                                            completed on schedule.
                    -Design New BOH                                                         Would need to hire
                    register applications     In Process        6/99                        rollout experts to
                                                                                            compress rollout time

                    -Development                                                            -
                                                                7/99
                    -Lab Test
                                                                8/99
                    -Pilot
                                                                9/99
                    - Rollout
                                                                10/99
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------


Commissary Systems  New Application &         In Process        6/99          $40,000       Implementation            $50,000
                    hardware to replace DOS                                                 postponed requiring
                    based solution with                                                     addition rollout help
                    customization.

                    Testing                   In Process        7/99

                    Pilot                     After Testing     8/99

                    Rollout - in phase with   Upon Production   10/99
                    BOH for integration       of Application
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- --------------

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk

         The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and is therefore subject to additional expense should there be an increase in interest rates.

Item 4.   Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders on March 4, 1999 to consider and vote upon the following matter (the "Proposal"):

                  To consider the approval of: (1) the terms and conditions of the Stock Purchase Agreement, as amended and supplemented, by and among the Company, ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company and ABP Corporation, a Delaware Corporation and an affiliate of Bruckmann, Rosser, Sherrill and Co., L.P.; and (2) the amendment to the Company's Certificate of Incorporation to change the name of the Company to Panera Bread Company.

         With respect to the Proposal, 11,251,364 votes were cast for the Proposal, 39,163 votes were cast against the Proposal, and there were 18,256 abstentions on the Proposal. Accordingly, the Proposal was approved.


Item 5.  Other Information

         Pursuant to the terms of the Stock Purchase Agreement dated August 12, 1998 between Panera Bread Company (f/k/a/ Au bon Pain Co., Inc.) the "Company", ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("ABPH"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherrill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), as amended by Amendment dated October 28, 1998 (the "Agreement"), effective May 16, 1999 the Company (a) transferred to ABPH and its wholly owned subsidiary ABP Equipment Company substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery cafe food service and franchise business concept generally known as Au Bon Pain (the "Au Bon Pain Division"), (b) caused the merger of ABP Equipment Company with and into ABPH, with ABPH being the surviving corporation and (c) sold all of the capital stock of ABPH to the Buyer, whereby the Buyer became the owner of the Au Bon Pain Division (the "Sale"). The Company received cash payment equal to $73,000,000 subject to certain price adjustments estimated to be $1,000,000 in connection with the Sale. The description of the Agreement contained herein is qualified in its entirety by reference to (a) the Agreement and certain letter agreements with respect to the Sale, attached as Exhibits 2, 10.1 and 10.2, respectively, to the Company's Form 8-K filed August 21, 1998 and incorporated herein by reference and (b) the October 28, 1998 Amendment, attached as Exhibit 2 to the Company's Form 8-K filed November 6, 1998 and incorporated by reference herein.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 26, 1998
                       SIXTEEN WEEKS ENDED APRIL 17, 1999

         The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Au Bon Pain Division business (the "Au Bon Pain Division") and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the "Sale"). The Sale was completed on May 16, 1999 for $73 million in cash before contractual purchase price adjustments estimated to be $1 million. The Company, which now consists of the Panera Bread/Saint Louis Bread Co. Business Unit only, has been renamed Panera Bread Company.

         The unaudited pro forma balance sheet presents the pro forma financial position of the Company and is derived from the balance sheet of the Company as of April 17, 1999. The unaudited pro forma consolidated statements of operations are derived from the consolidated statements of operations of the Company for the fiscal year ended December 26, 1998 and for the 16 weeks ended April 17, 1999 and exclude a one-time charge for the sale of the Company's Mexico, Missouri manufacturing facility and charges recorded on the sale of the ABP Division and should be read in conjunction with the Company's audited historical financial statements and notes thereto as of December 26, 1998 and its unaudited historical financial statements and notes thereto as of April 17, 1999 as filed with the Securities and Exchange Commission in its Form 10-K and in this Form 10-Q, respectively.

         In the opinion of the Company's management, all adjustments necessary to present fairly such unaudited pro forma financial statements have been made based on the terms and structure of the sale of the ABP Division and the sale of the Mexico, Missouri manufacturing facility.

         The unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the actual results that would have occurred had the transaction taken place at the earliest period presented, nor do they purport to indicate the results of future operations or financial position of the company.

         Matters discussed in this unaudited consolidated financial information, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings per share contain forward-looking statements that involve risks and uncertainties. The Company's results may differ significantly from the results indicated by such forward-looking statements.

                              PANERA BREAD COMPANY
               UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEET (a)
                                 (IN THOUSANDS)
                                 APRIL 17, 1999


                                                                         Pro Forma
ASSETS                                                Historical        Adjustments         Pro Forma
                                                      ----------        -----------         ---------
Current assets:
     Cash and cash equivalents                         $  1,069          $  2,198 (b)       $  3,267
     Accounts receivable                                  1,733                --              1,733
     Inventories                                          1,628                --              1,628
     Prepaid expenses                                       487                --                487
     Refundable income taxes                                 98                --                 98
     Deferred income taxes                                1,500                --              1,500
                                                       --------          --------           --------
         Total current assets                             6,515             2,198              8,713

Property and equipment, less accumulated
   depreciation and amortization                         40,941                --             40,941
Other assets:
     Assets held for sale, net, non-current              68,085           (68,085)                --
     Intangible assets, net of accumulated
       amortization                                      19,463                --             19,463
     Deferred financing costs                               575              (575)(c)              -
     Deposits and other                                   4,349                --              4,349
     Deferred income taxes                               12,434                --             12,434
                                                       --------          --------           --------
         Total other assets                             104,906           (68,660)            36,246
                                                       --------          --------           --------
         Total assets                                  $152,362          $(66,462)          $ 85,900
                                                       --------          --------           --------
                                                       --------          --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                              $  3,542          $     --           $  3,542
         Liabilities held for sale, net                   3,503            (3,503)                --
         Accrued expenses                                11,995             1,318 (d)         13,313
         Current maturities of long term debt            64,642           (64,642)(e)             --
                                                       --------          ---------          --------
         Total current liabilities                       83,682           (66,827)            16,855
Long term debt, less current maturities                      --                --                 --
Convertible Subordinated Notes                               --                --                 --
                                                       --------          --------           --------
         Total liabilities                               83,682           (66,827)            16,855

Minority interest                                          (365)              365 (c)             --
Stockholders' equity:
     Preferred stock, $.0001 par value:
     Class B, shares authorized 2,000,000;
     issued and outstanding none in 1998
     and 1997, respectively                                  --                --                 --
     Common stock, $.0001 par value:
     Class A, shares authorized 50,000,000;
     issued and outstanding 10,410,421 and
     10,144,840 in 1998 and 1997, respectively                1                --                  1
     Class B, shares authorized 2,000,000; issued
     and outstanding 1,557,658 and 1,572,907 in
     1998 and 1997, respectively                             --                --                 --
     Additional paid-in capital                          70,375                --             70,375
     Retained earnings                                   (1,331)               --             (1,331)
                                                       --------           --------           -------
Total stockholders' equity                               69,045                --             69,045
                                                       --------           --------           -------
           Total liabilities and stockholders'
           equity                                      $153,362           $(66,462)          $85,900
                                                       --------           --------           -------
                                                       --------           --------           -------

                   NOTES TO UNAUDITED PRO FORMA BALANCE SHEET

(a) See the introductory paragraphs under "Unaudited Pro Forma Financial Information": The unaudited pro forma balance sheet includes the balance sheet of the Company as of April 17, 1999 and was prepared as if the transaction had occurred at the end of the respective date.

(b) To record the net cash proceeds from the sale of the Au Bon Pain Division. The pro-forma cash and cash equivalents as of April 17, 1999 is based on the net proceeds of the sale transaction and the debt outstanding at April 17, 1999. The Company has repaid its outstanding debt (other than the Convertible Subordinated Notes) with the proceeds from the Sale and intends to repay the Convertible Subordinated Notes within approximately 30 days of the Sale, which was effective May 16, 1999.

(c) To eliminate deferred financing costs pertaining to the debt extinquished and to eliminate minority interest related to the Au Bon Pain Division..

(d) To eliminate Au Bon Pain Division Assets and Liabilities and to accrue for expenses related to the sale of the Au Bon Pain Division.

(e) To record the retirement of debt from proceeds on the sale of the Au Bon Pain Division. The Company has repaid its outstanding debt (other than the Convertible Subordinated Notes) with the proceeds from the Sale and intends to repay the Convertible Subordinated Notes within approximately 30 days of the Sale, which was effective May 16, 1999.

                              PANERA BREAD COMPANY
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                       SIXTEEN WEEKS ENDED APRIL 17, 1999


                                                                            Pro Forma        Pro Forma
                                                          Historical (1)   Adjustments (1) April 17, 1999
                                                          --------------   --------------- --------------
Revenues:
     Restaurant sales                                        $ 73,411        $(47,096)(a)    $ 26,315
     Franchise sales & other revenues                           4,514          (1,466)(b)       3,048
                                                             --------        --------        --------
                                                               77,925         (48,562)         29,363
Costs & expenses:
     Cost of food & paper products                             26,001         (15,480)(c)      10,521
     Restaurant operating expenses:
        Labor                                                  21,978         (14,246)(d)       7,732
        Occupancy                                               8,800          (6,677)(d)       2,123
        Other                                                   8,788          (5,495)(d)       3,293
                                                             --------        --------        --------
                                                               39,566         (26,418)         13,148

     Depreciation & amortization                                1,800              --           1,800
     General & administrative                                   6,888          (3,879)(f)       3,009
     Non-recurring charges                                      5,545          (5,545)(g)          --
                                                             --------        --------        --------
                                                               79,800         (51,322)         28,478

Operating income                                               (1,875)          2,760             885
Interest (income) expense, net                                  1,884          (1,884)(h)          --
Other (income) expense, net                                       403            (403)(i)          --
Minority interest                                                 (11)             11 (j)          --
                                                             --------        --------        --------
     Net income (loss) before provision
    (benefit) for income taxes                                 (4,151)          5,036             885

Provision (benefit) for income taxes                              474            (224)(k)         250
                                                             --------         -------        --------

Net income (loss)                                            $ (4,625)        $ 5,260        $    635
                                                             --------         -------        --------
                                                             --------         -------        --------
Net income (loss)per common share - basic                    $  (0.38)        $    --        $   0.05
                                                             --------         -------        --------
                                                             --------         -------        --------
Net income (loss)per common share - diluted                  $  (0.38)        $    --        $   0.05
                                                             --------         -------        --------
                                                             --------         -------        --------
Weighted average number of shares
  outstanding - basic                                          12,103              --          12,103
                                                             --------         -------        --------
                                                             --------         -------        --------
Weighted average number of shares
  outstanding - diluted                                       12,103               --         12,119
                                                             --------         -------        --------
                                                             --------         -------        --------
EBITDA                                                      $  5,171         $ (2,486)      $  2,685
                                                             --------         -------        --------
                                                             --------         -------        --------

(1) Results of operations for the sixteen weeks ended April 17, 1999 include a one time non-cash, non-recurring charge of $5.5 million related to the Sale of the Au Bon Pain Division.

PANERA BREAD COMPANY
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                       FISCAL YEAR ENDED DECEMBER 26, 1998


                                                                    Pro Forma                      Pro Forma
                                        Historical (1)           Adjustments (2)             December 26, 1998 (2)
                                        --------------           ---------------             ---------------------
Revenues:
     Restaurant sales                   $   237,102              $  (159,637)   (a)            $       77,465
     Franchise sales & other                     --                       --                               --
      revenues                               12,558                   (7,089)   (b)                     5,469
                                        -----------              ------------                  --------------
                                            249,660                 (166,726)                          82,934

Costs & expenses:
     Cost of food & paper
      products                               87,240                  (58,095)   (c)                    29,145
     Restaurant operating
      expenses:
        Labor                                67,218                  (45,790)   (d)                    21,428
        Occupancy                            28,016                  (22,317)   (d)                     5,699
        Other                                27,826                  (18,768)   (d)                     9,058
                                        -----------              ------------                  --------------
                                            123,060                  (86,875)                          36,185

     Depreciation & amortization             12,667                   (7,670)   (e)                     4,997
     General & administrative                18,769                  (10,115)   (f)                     8,654
     Non-recurring charges                   26,236                  (26,236)   (g)                        --
                                        -----------              ------------                  --------------
                                            267,972                 (188,991)                          78,981

Operating income (loss)                     (18,312)                  22,265                            3,953
Interest (income) expense, net                6,396                   (6,396)   (h)                        --
Other (income) expense, net                   1,445                   (1,445)   (i)                        --
Minority interest                              (127)                     127    (j)                        --
                                        ------------             ---------------               --------------
Net income (loss) before
 provision (benefit) for
 income taxes                               (26,026)                  29,979                            3,953

Provision (benefit) for
 income taxes                                (5,532)                   6,775    (k)                     1,243
                                        ------------             -----------                   --------------
Net income (loss)                       $   (20,494)             $    23,204                   $        2,710
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------
Net income (loss)
     per common share - basic           $     (1.72)             $        --                   $         0.23
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------
Net income (loss)
     per common share - diluted         $     (1.72)             $        --                   $         0.22
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------
Weighted average number of
 shares outstanding - basic                  11,943                       --                           11,943
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------
Weighted average number of
 shares outstanding - diluted                11,943                       --                           12,240
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------
EBITDA (l)                              $    21,053              $   (12,103)                  $        8,950
                                        ------------             -----------                   --------------
                                        ------------             -----------                   --------------

(1) During fiscal year 1998, results of operations include non-recurring pre-tax charges $27.0. These charges were principally related to the closing of certain under-performing Au Bon Pain Division restaurants and to account for the impairment of long-lived assets to be disposed of. In addition, during the fiscal year ended 1998, results of operations include a non-cash pre-tax loss of $734,000 related to the sale of the Company's production facility in Mexico, MO, and a $24.2 million charge recorded in connection with the Sale, principally to reflect a write-down under Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121").

(2) The pro forma Consolidated Statement of Operations does not present pro forma results of operations based on the manufacturing supply agreement with Bunge Foods Corp. prior to the execution of the agreement on March 23, 1998.

              NOTES TO UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     Fiscal Year Ended         16 Weeks Ended
                                                                          12/26/98                 4/17/99
                                                                          --------                 -------
(a)      To eliminate Au Bon Pain Division
           restaurant sales                                            $  (159,637)              $ (47,096)

(b)      To eliminate wholesale and Au Bon Pan
           Division manufacturing sales, and to
           Eliminate Au Bon Pain Division franchise royalties, store opening fees, area development fees and other revenues

               Au Bon Pain Division royalties, store
               Opening fees, area development fees
               and other revenues                                       (4,207)                 (1,069)

               Wholesale and Au Bon Pain
               Division manufacturing sales                             (2,882)                   (397)
                                                                    ----------               ---------
                                                                        (7,089)                 (1,466)

(c)      To eliminate cost of goods sold related
           to the Au Bon Division and wholesale sales                   (58,095)                (15,480)

(d)      To eliminate Au Bon Pain Division restaurant
           operating expenses

               Labor                                                   (45,790)                (14,246)
               Occupancy                                               (22,317)                 (6,677)
               Other                                                   (18,768)                 (5,495)
                                                                   -----------               ---------
                                                                       (86,875)                (26,418)

(e)      To eliminate depreciation and amortization
           Associated with the Au Bon Pain Division
           and wholesale                                               (7,670)                      --

(f)      To eliminate Au Bon Pain Division general and
           administrative expenses
           leaving pro forma Saint Louis Bread Co. Division corporate
           Overhead expenses on a stand alone basis                   (10,115)                  (3,879)

(g)      To eliminate the non-recurring charges                       (26,236)                  (5,545)

(h)      To eliminate interest expense associated
           with debt existing prior to the transaction                 (6,396)                  (1,884)

(i)      To eliminate Au Bon Pain Division other (income)
           expense, and to eliminate the loss on the sale of the Mexico, Missouri facility in 1998

           Au Bon Pain Division other expense, net                       (711)                   (403)
           Loss on sale of Mexico, Missouri facility                     (734)                     --
                                                                    ---------                --------
                                                                       (1,445)                   (403)

              NOTES TO UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               Fiscal Year Ended             16 Weeks Ended
                                                                 12/26/98                        4/17/99
                                                                 --------                        -------
(j)        To eliminate minority interest
             associated with the Au Bon Pain
             Division                                              $  127                          $  11

(k)        To eliminate federal and state income
             tax associated with the Au Bon Pain
             Division and the loss on the sale of
             the Mexico, Missouri manufacturing
             facility in 1998.                                      6,775                            (224)

(l) Calculation for EBITDA consists of net income plus interest, income taxes, depreciation and amortization, non-cash non-recurring charges and expense associated with the Company-owned life insurance. The Company recognizes that there are alternative methods of measuring cash flow from operations.

PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

(a)      Exhibit 27 Financial Data Schedule.

(b) Panera Bread Company did not file any reports on Form 8-K during the quarter ended April 17, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PANERA BREAD COMPANY
                                            --------------------------------
                                            (Registrant)






Dated:        , 1999                By:     /s/  RONALD M. SHAICH
                                            ---------------------------------

                                                     Ronald M. Shaich
                                                     Chairman and
                                                     Chief Executive Officer






Dated:        , 1999                By:     /s/  WILLIAM W. MORETON
                                            ---------------------------------

                                                     William W. Moreton
                                                     Chief Financial Officer