Form 10-Q
period 1999-07-10
PANERA BREAD CO
filed 1999-08-24
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                           - - - - - - - - - - - - - -
                                    FORM 10-Q

   (Mark one)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended July 10, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-19253
                                                -------

                              Panera Bread Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              04-2723701
---------------------------------            -------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

7930 Big Bend Blvd, Webster Groves, MO           63119
----------------------------------------       ----------
(Address of principal executive offices)       (Zip code)

                                 (314) 918-7779
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                              Au Bon Pain Co., Inc.
                     19 FID Kennedy Avenue, Boston, MA 02210
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

    As of August 18, 1999, 10,614,492 shares and 1,538,247 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              PANERA BREAD COMPANY

                                      INDEX

PART I.    FINANCIAL INFORMATION                                    PAGE

    ITEM 1.       FINANCIAL STATEMENTS........................           3

                  Consolidated Balance Sheets as of
                  July 10, 1999 and December 26, 1998.........           3

                  Consolidated Statements of Operations
                  for the twelve and twenty-eight weeks
                  ended July 10, 1999 and July 11, 1998.......           4

                  Consolidated Statements of Cash Flows
                  for the twenty-eight weeks ended July 10,
                  1999 and July 11, 1998......................           5

                  Notes to Consolidated Financial
                  Statements..................................           6


    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................           9

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSUES
                  ABOUT MARKET RISK...........................          19


PART II.   OTHER INFORMATION

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS............................          19

    ITEM 5.       OTHER INFORMATION...........................          19

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........            20

Part I - Financial Information

Item 1. Financial Statements

                              PANERA BREAD COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                  July 10,      December 26,
                                                     1999            1998
                                                ------------    ------------
ASSETS                                          (unaudited)
Current assets:
  Cash and cash equivalents.................... $  1,296,108    $  1,860,445
  Accounts receivable, net.....................    1,484,655       1,301,185
  Inventories..................................    1,704,981       1,662,573
  Prepaid expenses.............................      881,779       1,780,922
  Refundable income taxes......................       98,483         115,297
  Deferred income taxes........................    1,500,000       1,500,000
                                                ------------    ------------
      Total current assets.....................    6,966,006       8,220,422
                                                ------------    ------------

Property and equipment, less
  accumulated depreciation and amortization....   44,698,132      38,855,569
                                                ------------    ------------
Other assets:
  Assets held for sale, net, non-current
    (Note D)...................................           --      69,394,736
  Notes receivable.............................           --          20,000
  Intangible assets, net of accumulated
    amortization...............................   19,234,768      19,786,858
  Deferred financing costs.....................      207,504         768,232
  Deposits and other...........................    4,902,656       4,138,219
  Deferred income taxes........................   12,434,099      12,434,099
                                                ------------    ------------
      Total other assets.......................   36,779,027     106,542,144
                                                ------------    ------------
      Total assets............................. $ 88,443,165    $153,618,135
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................. $  4,296,721    $  4,020,239
  Liabilities held for sale, net (Note D)......           --       6,469,618
  Accrued expenses.............................   12,521,424       5,927,720
  Current maturities of long term debt.........           --          40,800
                                                ------------    ------------
      Total current liabilities................   16,818,145      16,458,377
Long Term Liabilities:
  Deferred revenue.............................    2,160,000              --
  Long term debt, less current maturities......           --      34,089,587
  Convertible Subordinated Notes...............           --      30,000,000
                                                ------------    ------------
      Total liabilities........................   18,978,145      80,547,964
                                                ------------    ------------

Minority interest..............................           --        (256,761)
Stockholders' equity:
Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,603,917 and
   10,518,213 in 1999 and 1998, respectively...        1,066           1,047
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,538,247 and
   1,557,658 in 1999 and 1998, respectively....          154             156
 Additional paid-in capital....................   70,429,598      70,031,945
 Retained earnings.............................    (965,798)       3,293,784
                                                ------------    ------------
       Total stockholders' equity..............   69,465,020      73,326,932
                                                ------------    ------------
       Total liabilities and stockholders'
         equity................................ $ 88,443,165    $153,618,135
                                                ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For the                      For the
                                                    12 Weeks Ended                28 Weeks Ended
                                         ----------------------------     ------------------------------
                                            July 10,        July 11,         July 10,        July 11,
                                             1999            1998              1999            1998
                                         ------------    -------------    -------------    -------------
Revenues:
    Restaurant sales .................   $ 33,847,715    $  53,942,016    $ 107,258,831    $ 123,661,755
    Franchise sales and
        other revenues ...............      3,029,213        3,311,576        7,542,952        8,555,120
                                         ------------    -------------    -------------    -------------
                                           36,876,928       57,253,592      114,801,783      132,216,875

Costs and expenses:
    Cost of food and
        paper products ...............     12,826,760       19,965,766       38,827,466       48,032,540
    Restaurant operating expenses:
        Labor ........................      9,813,685       15,302,104       31,791,713       34,739,946
        Occupancy (Note E) ...........       3,230,524        6,442,669       12,030,914       14,721,622
        Other (Note E) ...............      4,239,364        6,191,147       13,026,729       14,226,663
                                         ------------    -------------    -------------    -------------
                                           17,283,573       27,935,920       56,849,356       63,688,231

    Depreciation and amortization ....      1,417,635        3,934,950        3,217,996        9,202,750
    General & administrative
        expenses .....................      3,553,018        4,472,077       10,441,279        9,946,568
    Non-recurring charge (Note D) ...              --               --        5,545,000        1,210,000
                                         ------------    -------------    -------------    -------------
                                           35,080,986       56,308,713      114,881,097      132,080,089
                                         ------------    -------------    -------------    -------------

Operating profit/(loss) ..............      1,795,942          944,879          (79,314)         136,786
Interest expense, net ................        620,450        1,407,935        2,504,200        3,534,676
Other expense, net ...................         56,516           78,440          460,112          216,005
Loss on sale of assets (Note F).......             --               --               --          734,823
Minority interest ....................        (14,180)           8,105          (25,473)          25,527
                                         ------------    -------------    -------------    -------------
Income/(loss) before income taxes and
    extraordinary item ...............      1,133,156         (549,601)      (3,018,153)      (4,374,245)

Income tax expense (benefit) .........        385,000         (170,000)         859,000       (1,033,000)
                                         ------------    -------------    -------------    -------------
Income/(loss) before
    extraordinary item ...............        748,156         (379,601)      (3,877,153)      (3,341,245)

Extraordinary loss from early
    extinquishment of debt, net of
    $197,008 tax (Note D) ............        382,428               --          382,428               --
                                         ------------    -------------    -------------    -------------
Net income/(loss) ....................   $    365,728    $    (379,601)   $  (4,259,581)   $  (3,341,245)
                                         ============    =============    =============    =============

Basic earnings/(loss) per common share:
    Income/(loss) before
        extraordinary loss ...........   $       0.06    $       (0.03)   $       (0.32)   $       (0.28)
    Extraordinary loss ...............   $      (0.03)              --    $       (0.03)              --
                                         ------------    -------------    -------------    -------------
        Net Income/(loss) ............   $       0.03    $       (0.03)   $       (0.35)   $       (0.28)
                                         ------------    -------------    -------------    -------------
Diluted earnings(loss) per common share:
    Income/(loss) before
        extraordinary loss ...........   $       0.06    $       (0.03)   $       (0.32)   $       (0.28)
    Extraordinary loss ...............   $      (0.03)              --    $       (0.03)              --
                                         ------------    -------------    -------------    -------------
        Net Income/(loss) ............   $       0.03    $       (0.03)   $       (0.35)   $       (0.28)
                                         ------------    -------------    -------------    -------------
Weighted average number of common and
    common equivalent shares



    outstanding - basic ..............     12,141,577       11,903,632       12,119,670       11,867,016
                                         ============    =============    =============    =============
Weighted average number
    of common and common
    equivalent shares
    outstanding - diluted ............     12,165,021       11,903,632       12,119,670    $  11,867,016
                                         ============    =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the 28 Weeks Ended
                                                  -----------------------------
                                                     July 10,       July 11,
                                                       1999            1998
                                                  -------------    ------------
Cash flows from operations:
  Net loss ....................................   $  (4,259,581)   $ (3,341,245)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization ..............       3,217,996       9,202,750
   Amortization of deferred financing costs ...         271,990         385,764
   Provision for losses on accounts receivable.          21,025          30,550
   Minority interest ..........................         (25,473)         25,527
   Non-recurring charge .......................       5,545,000       1,210,000
   Loss on sale of assets .....................              --         734,823
   Extraordinary loss on early extinguishment
     of debt ..................................         382,428              --

Changes in operating assets and liabilities:
  Accounts receivable .........................        (322,561)        789,426
  Inventories .................................         109,615         799,648
  Prepaid expenses ............................      (3,957,705)     (1,596,366)
  Accounts payable ............................      (2,275,850)       (388,506)
  Deferred revenue ............................       2,160,000              --
  Accrued expenses ............................       1,054,474      (1,195,517)
                                                  -------------    ------------

    Net cash provided by operating activities .       1,921,358       6,656,854
                                                  -------------    ------------

Cash flows from investing activities:
  Additions to property and equipment .........     (10,108,471)     (8,989,727)
  Change in cash included in net current
    liabilities sold ..........................        (465,748)             --
  Proceeds from sale of assets ................      72,162,987      12,693,917
  Payments received on notes receivable .......         119,014         120,330
  Increase in intangible assets ...............         (50,309)        (93,641)
  Increase in deposits and other ..............         (89,563)     (2,299,982)
  Increase in notes receivable ................              --         (45,000)
                                                  -------------    ------------

    Net cash provided by investing activities .      61,567,910       1,385,897
                                                  -------------    ------------

Cash flow from financing activities:
  Exercise of employee stock options ..........          10,569         874,311
  Proceeds from draw down on revolving line
      of credit ...............................      41,043,243      43,396,342
  Principal payments on long term debt ........    (105,278,800)    (52,084,100)
  Proceeds from issuance of common stock ......         387,097         216,920
  Deferred financing costs ....................         (94,967)       (477,411)
  Decrease in minority interest ...............        (120,747)       (131,786)
                                                  -------------    ------------

    Net cash used by financing activities .....     (64,053,605)     (8,205,724)
                                                  -------------    ------------

Net (decrease) in cash and cash equivalents ...        (564,337)       (162,973)
                                                  -------------    ------------
Cash and cash equivalents, at beginning of
  period ......................................       1,860,445         853,025
                                                  -------------    ------------
Cash and cash equivalents, at end of period ...   $   1,296,108    $    690,052
                                                  =============    ============

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

    The accompanying unaudited, consolidated financial statements of Panera Bread Company and Subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 26, 1998.

    The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year.

Note B - Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share.

                                          For the Twelve Weeks Ended     For the 28 Weeks Ended
                                          -------------------------    ----------------------------
                                           July 10,      July 11,         July 10,     July 11,
                                             1999          1998             1999          1998
                                          ----------   ------------    ------------    ------------
Net income (loss) used in net income
    (loss) per common share - basic..    $   365,728   $   (379,601)   $ (4,259,581)   $ (3,341,245)
Net income (loss) used in net income
    (loss) per common share - diluted.   $   365,728   $   (379,601)   $ (4,259,581)   $ (3,341,245)
Weighted average number of
    shares outstanding - basic ........   12,141,577     11,903,632      12,119,670      11,867,016
        Effect of dilutive securities:
           Employee Stock Options .....        2,087           --              --              --
           Stock warrants .............       21,357           --              --              --
                                          ----------   ------------    ------------    ------------
Weighted average number of shares
    outstanding - diluted .............   12,165,021     11,903,632      12,119,670      11,867,016
Net income (loss) per common
    share - basic .....................   $     0.03   $      (0.03)   $      (0.35)   $      (0.28)
Net income (loss) per common
    share - diluted ...................   $     0.03   $      (0.03)   $      (0.35)   $      (0.28)

         During the second quarters of 1998 and 1999, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes. These shares were not included in the computation of diluted earnings per share for the twelve weeks and twenty-eight weeks ended July 10, 1999 and July 11, 1998 because the deduction of interest expense, after the effect of income taxes, would have been antidilutive.

           During the second quarter of 1998 options to purchase 77,000 shares of common stock and warrants to purchase 170,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share for the twelve weeks ended July 11, 1998, because the effect would have been antidilutive.

Note C - Recent Accounting Pronouncements

         None

Note D - Sale of Au Bon Pain Division and Non-recurring charges

    The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Company's Au Bon Pain Division business (the "Au Bon Pain Division") and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the "Sale"). The Sale was effective May 16, 1999 for $73 million in cash before contractual purchase price adjustments estimated to be $1 million. The balance sheet presented with this From 10Q is not reflective of any potential purchase price adjustments. The Company, which now consists of the Panera Bread/Saint Louis Bread Co. Business Unit only, has been renamed Panera Bread Company. The proceeds from the sale were used to pay off all outstanding debt and provide cash for growth. In conjunction with the sale, the Company recorded a non-cash, pre-tax loss in the first quarter of 1999 of approximately $5.5 million. The Company recorded an extraordinary loss before tax, charge of $0.6 million associated with the early extinguishment of debt outstanding in the second quarter of 1999.

    Operating income in the second quarter and year to date period of 1999 was favorably impacted by $0.9 million, and $4.7 million respectively, due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

    Revenues and net operating income (before the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale for the twelve weeks and twenty-eight weeks ended July 10,1999 were $12.7 million and $0.2 million and $61.2 million and $1.5 million, respectively.

    During the first quarter of 1998, the Company recorded a $1.2 million non-cash charge to write-down the net book value of eight underperforming Au Bon Pain stores whose leases expire in 1998 and will not be renewed. The charge is included as a separate component of operating expenses. For the sixteen weeks ended April 18, 1998 and April 19, 1997, the stores included in the reserve had sales of $869,000 and $1,238,000, respectively, and pre-tax losses of $175,000 and $73,000, respectively.

Note E - Restatement of Prior Periods

         Results of operations for the twelve weeks and twenty-eight weeks ended July 11, 1998 have been restated with respect to certain restaurant operating expenses, principally rent, between interim periods. These expenses are now being recognized on a weekly basis during interim reporting periods. Previously, three months of these expenses were recorded in each of the Company's quarterly external reporting periods. Since the first quarter reporting period consists of sixteen weeks, this change resulted in the recognition of an additional $1,533,000 of restaurant operating expenses for the period ended April 18, 1998. The second, third and fourth quarters of 1998 will also be restated to reflect a reduction of restaurant operating expenses of $605,000, $665,000 and $263,000, respectively. Results for the full fiscal 1998 year remain unchanged. Depicted in the table below are the reported and restated quarterly results.

                                                Quarter Ending                    Fiscal Year
                                  ---------------------------------------------  -------------
                                  04/18/98    07/11/98    10/03/98     12/26/98      1998
AS REPORTED
Net Income                        $(1,950)    $ (779)     $(18,198)     $ 433     $(20,494)
Basic earnings per share            (0.16)     (0.07)        (1.52)      0.03        (1.72)
Diluted earnings per share          (0.16)     (0.07)        (1.52)      0.03        (1.72)

RESTATED
Net Income                        $(2,962)    $ (380)     $(17,759)     $ 607     $(20,494)
Basic earnings per share            (0.25)     (0.03)        (1.49)      0.05        (1.72)
Diluted earnings per share          (0.25)     (0.03)        (1.49)      0.05        (1.72)

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

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                 For the           For the
                              12 Weeks Ended    28 Weeks Ended
                           ------------------- -----------------
                           July 10,   July 11, July 10, July 11,
                            1999       1998     1999      1998
                            -----     -----     -----     -----

Revenues:
  Restaurant sales ....      91.8%     94.2%     93.4%     93.5%
  Franchise sales and
      other revenues ..       8.2       5.8       6.6       6.5
                            -----     -----     -----     -----
                            100.0%    100.0%    100.0%    100.0%

Costs and expenses:
  Cost of food and
        paper products       34.8%     34.9%     33.8%     36.3%
  Restaurant operating
        expenses ......      46.9      48.8      49.5      48.2
  Depreciation and
        amortization ..       3.8       6.9       2.8       7.0
  General and
        administrative        9.6       7.8       9.1       7.5
  Non-recurring
        charge ........        --        --       4.8       0.9
                            -----     -----     -----     -----
                             95.1      98.4     100.0      99.9
                            -----     -----     -----     -----

Operating profit ......       4.9       1.6        --       0.1
Interest expense, net .       1.7       2.5       2.2       2.7
Other expense, net ....       0.2       0.1       0.4       0.2
Loss on sale of assets         --        --        --       0.5
Minority interest .....        --        --        --        --
                            -----     -----     -----     -----
Income (loss) before
  income taxes and
  extraordinary item ..       3.0      (1.0)     (2.6)     (3.3)
Income tax expense/
    (benefit) .........       1.0      (0.3)      0.7      (0.8)
                            -----     -----     -----     -----
Income (loss) before
  extraordinary item ..       2.0      (0.7)     (3.3)     (2.5)

Extraordinary loss from
  early extinguishment
  of debt, net of tax .       1.0        --       0.4        --
                            -----     -----     -----     -----

Net income/(loss) .....       1.0%     (0.7)%    (3.7)%    (2.5)%
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

Results of Operations

         Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the twenty-eight weeks ended July 10, 1999 the Company has recorded a pre-tax loss of $5.5 million related to the transaction and a $0.6 million pre-tax ($0.4 million after tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale. Results of operations in the second quarter of 1999 include the results of the subsequently divested Au Bon Pain business unit for the period
April 18, 1999 through May 15, 1999.

         Total revenues in the second quarter of 1999 totaled $36.9 million, versus $57.3 million in the comparable quarter of 1998. Total revenues for the twenty-eight weeks ended July 10, 1999 and July 11, 1998 were $114.8 million versus $132.2 million, respectively. The decrease in revenue was caused by the sale of the Au Bon Pain Division effective May 16, 1999. Total revenues in the Panera Bread business unit increased 30.0% over the prior year to $24.2 million in the second quarter of 1999 and 34% to $53.6 million for the twenty-eight week period ended July 10, 1999. Restaurant sales in the Panera Bread business unit for the twelve weeks and twenty-eight weeks ended July 10, 1999 increased 27% to $21.6 million and 23% to $47.9 million, respectively, principally due to the opening of 15 new Company-operated bakery-cafes since the second quarter of 1998. Panera Bread's comparable restaurant sales for the second quarter and year to date period ending July 10, 1999 were 4.3% and 1.9% respectively. Franchise sales and other revenues for the Panera Bread business unit increased 66.0% to $2.6 million in the second quarter of 1999 from $1.6 million in the second quarter of 1998, primarily driven by increased franchise royalties, which grew 188% to $1.0 million in the second quarter of 1999, increased franchise fees and an increase in product sales to franchisees. For the twenty-eight weeks ended July 10, 1999, franchise sales and other revenues for the Panera Bread business unit increased 384% to $5.7 million.

         The cost of food and paper products as a percentage of total revenue decreased 0.1% to 34.8% from 34.9% in the second quarter and decreased 2.5% to 33.8% from 36.3% for the year-to-date period. Included in food cost, are costs associated with the sale of fresh dough products to both Company-owned bakery cafes and franchise bakery cafe.

         The cost of labor as a percentage of restaurant revenue increased 0.6% to 29.0% from 28.4% in the second quarter and increase 1.5% to 29.6% from 28.1% for the year-to-date period. The increase in labor is due primarily to an increase in the averge hourly wage rate due to the highly competitive labor market.

      Total operating income for the Company in the second quarter of 1999 versus the comparable quarter of the previous year increased to $1.8 million in 1999 from $0.9 million in 1998, including $0.9 million in reduced depreciation and amortization expense associated with the Au Bon Pain business unit assets held for sale. For the twenty-eight weeks ended July 10, 1999 and July 11, 1999, total operating income/(loss) for the Company was $(.08) million and $0.1, respectively. The twenty-eight weeks ended July 10, 1999 includes $4.7 million in reduced depreciation and amortization expense associated with the Au Bon Pain business unit assets held for sale. Operating income in the Panera Bread Division for the twelve weeks and twenty-eight weeks ended July 10, 1999, was $0.7 million and $1.4 million respectively, on a "stand-alone" pro-forma basis which includes an additional allocation for overhead services provided by Au Bon Pain Co., Inc.

     During the second quarter of 1999, 1 Panera Bread franchise area development agreement was signed, representing commitments for the development of 10 bakery-cafes and increasing the number of franchise commitments to a total of 543 remaining bakery-cafes to be developed. In the second quarter of 1999, 15 Panera Bread bakery-cafes were opened, including 5 Company-owned cafes and 10 franchisee-operated cafes. As of July 10, 1999, there were 78 Company-owned bakery-cafes (including two specialty bakery-cafes) and 71 franchised bakery-cafes open.

Net Income

    The Company recorded a net income/(loss) of $366,000 and $(4,260,000) for the twelve weeks and twenty-eight weeks ended July 10, 1999 versus a net loss of $(380,000) and $(3,341,000) for the comparable 1998 period. Interest expense declined to $620,000 compared to $1,408,000 for the second quarter and $2,504,000 versus $3,535,000 for the twenty-eight weeks ended July 10, 1999 and July 11, 1998 due to the repayment in the second quarter of all the Company's outstanding debt. For the twelve weeks and twenty-eight weeks ended July 10, 1999 and July 11, 1998, other expense was $57,000 and $460,000 compared to $78,000 and $216,000, respectively.

Liquidity and Capital Resources

         Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain business unit. In the second quarter of 1999 the Company repaid all of its outstanding debt with the proceeds from the Sale (see Note D). In connection with the early retirement of debt, in the second quarter of 1999, the Company recorded an after tax extraordinary non-cash charge of approximately $382,000.

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and commissaries, and maintaining or remodeling existing bakery-cafes, commissaries, the implementation of a new financial system and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities, the sale of assets and bank borrowings.

         Cash and cash equivalents were $1,296,000 at July 10, 1999, versus $1,860,000 at December 26, 1998. Funds provided by operating activities were primarily the result of an increase in the working captial deficit and deferred revenue.

         Total capital expenditures for the twenty-eight weeks ended July 10, 1999 of $10.1 million were related primarily to the opening of 9 new Company-operated Panera Bread bakery-cafes, to maintaining or remodeling existing bakery-cafes and commissaries and implementing a new financial system. The expenditures were mainly funded by net cash from operating activities and the use of the remaining proceeds from the sale of the Au Bon Pain business unit. Total capital expenditures for the twenty-eight weeks ended July 11, 1998 were $9.0 million.

         On March 23, 1998 the Company sold its Mexico, MO production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. The net proceeds of the sale were used to repay the $7.9 million outstanding for the Company's Industrial Revenue Bond and to reduce amounts outstanding under the Company's revolving credit line. There were no gains or losses associated with the early retirement of the Industrial Revenue Bond or the partial repayment of the revolving credit line.

         Concurrently with the sale of the Au Bon Pain business unit effective May 16,1999, the Company amended its existing credit facility to reduce the unsecured revolving line of credit to $10.0 million, reflecting reduced needs for debt financing. Amounts outstanding under the amended facility bear interest at either LIBOR plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of July 10, 1999, the Company had $9.4 million available to it under the $10.0 million revolving line of credit, reduced by a $0.6 million outstanding standby letter of credit.

         Excluding the expenditures related to the divested Au Bon Pain business unit, the Company currently anticipates spending approximately $14 million in 1999, principally for the opening of new Panera Bread Company bakery-cafes and commissaries, maintaining or remodeling existing cafes and implementing a new financial system. The Company expects to fund these expenditures principally through internally generated cash flow and cash remaining from the sale of the Au Bon Pain business unit after repayment of all outstanding debt.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate,"

"project," "anticipates," "expects," "intends," "believes," "future," and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The following are some of the factors: The ability of the Company to aggressively expand its business going forward is subject to the availability of sufficient capital to it and the developers party to franchise development agreements with the Company. Additionally, the Company's operating results may be affected by many factors, including but not limited to variations in the number and timing of bakery-cafe openings and public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

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

         The Company has completed its assessment of the Year 2000 impact for both information technology ("IT") and Non-IT systems. In regard to IT systems, the Company has identified the following as the main areas of Year 2000 focus: payroll systems, financial systems, network/integration systems, register and store management systems and commissary systems. Network/integration systems are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems, and all major operational systems, such as store operating performance database systems. Register systems are the point-of-sale systems used within each retail bakery-cafe. These are electronically linked with the personal computer-based store back office management systems also located within each retail bakery-cafe, providing tools for the cafe management. Commissary systems allow commissaries to accept electronic orders from cafe's and deliver the ordered product back to the cafe's.

         The cost of addressing the Year 2000 Issues are included in the overall costs of establishing an independent computer network for Panera Bread. The total cost of establishing the new system is estimated to be approximately $2.6 million of which approximately $550,000 is specifically related to the Year 2000 issue.

         In addition to the above IT systems, the Company has identified the following as the primary Non-IT systems subject to the Year 2000 Issue: ovens, alarms, proofers, HVAC-freezers, and safes. The Company is currently in contact with vendors and/or landlords in order to assess the potential impact. Based on this review, the Company believes the potential impact of the Year 2000 Issue pertaining to Non-IT systems to be minor. The Company is addressing, in order of criticality, the potential issues, and is developing remediation and contingency plans.

    While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner and/or vendor compliance to some extent. The Year 2000 Issue is pervasive and complex as virtually every computer operation will be affected in some way. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key business partners and/or vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 Issue could have a material adverse impact on the Company. In addition to the estimated costs outlined above, the Company has estimated the costs for adopting all "worst case" contingency plans to be an additional $250,000.

         The following chart depicts the phases, status, timetable, estimated cost of completion, contingency plans and risks, and estimated cost of implementing contingency plans pertaining to Year 2000 issues associated with IT systems. The most reasonably likely worst case scenarios are outlined under the columns "Contingency Plan/Risks" and "Estimated Contingency Cost". All information pertaining directly to the Au Bon Pain Division has been removed from the chart, leaving a Panera Bread Company Year 2000 summary only.

                               PANERA BREAD COMPANY
                        YEAR 2000 SUMMARY FOR IT SYSTEMS

--------------------------------------------------------------------------------------------------------------------------------

 AREA/SYSTEM               PHASES               STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS     ESTIMATED
                                                                              COST                                  CONTINGENCY
                                                                                                                       COST
--------------------------------------------------------------------------------------------------------------------------------
New Financial       -Purchase of Integrated   Complete          4/99          $1,430,000    Additional consulting     $100,000
Systems             GL, AP, AR, Assets, HR,                                                 effort needed.
                    Cash, Property                                                          Application certified
                    Management  and                                                         to be Y2K compliant.
                    Purchasing                Complete          6/99

                    -Implementation
                    Planning                  Complete          7/99                        Dependent upon ABP
                                                                                            making minor
                    -Conversion &                                                           modifications to
                    Interface                 In process        8/99                        Production processes to
                    Programming                                                             allow capture of data
                                                                                            through 11/99

                    -Testing/Parallel         After             10/99
                                              Parallel

                    -Production

--------------------------------------------------------------------------------------------------------------------------------

Payroll-            -Contract Negotiations    Complete          5/99
Outsource

                    -Conversion of Panera     In Process        8/99
                    active employees

                    -Production               In conjunction    9/99
                                              with new
                                              financial system

                    -Copy ABP & Panera                          10/99                       May have to provide a     $20,000
                    inactive personnel from   No plans to                                   way to maintain
                    ABP system for direct     convert, but                                  addresses
                    input to W2 processing    will create
                                              1999 W2s

--------------------------------------------------------------------------------------------------------------------------------

Network Systems &   -Network Infrastructure   Complete          4/99          $500,000      No contingency needed
Computer Facility   Design                                                                  as all hardware &
                                                                                            software is new & Y2K
                                                                                            compliant

                    -Network Implementation   Complete          6/99
                    out for bid

                    -Computer Room            Complete          6/99
                    constructed

                    -Network Bid Assigned     Complete          6/99

                    -Network Install          Complete          6/99

                    -Voice Mail Replacement   Complete          8/99

--------------------------------------------------------------------------------------------------------------------------------

Register Systems    -Micros 2400 registers    In Process       10/99          $155,000      No contingency needed
                    and software  tested                                                    as application
                    for compliance                                                          certified by Micros &
                    -MWS+ to be installed                                                   tested to be compliant
                    -Register to PC Code
                    not Y2K compliant                           9/99

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

 AREA/SYSTEM               PHASES               STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS     ESTIMATED
                                                                              COST                                  CONTINGENCY
                                                                                                                       COST
--------------------------------------------------------------------------------------------------------------------------------

Register Systems    Processes being           In process       10/99          $50,000       Contingency not
Central Support     modified for ease of                                                    required - application
                    support for                                                             is compliant, if
                    multi-market pricing &                                                  modifications are not
                    new product rollout                                                     complete is more manual
                                                                                            effort.
--------------------------------------------------------------------------------------------------------------------------------

Bakery Back         -Inventory of             Complete          5/99          $425,000      -Development Costs        $100,000
Office Systems      Applications & Hardware                                                 exceed estimates or not
                                                                                            completed on schedule.

                    -Design New BOH                                                         Would need to hire
                    register & applications   Complete          6/99                        rollout experts to
                                                                                            compress rollout time

                    -Development              In Process        8/99

                    -Lab Test                                   8/99

                    -Pilot                                      9/99

                    - Rollout                                   10/99

--------------------------------------------------------------------------------------------------------------------------------

Commissary Systems  New Application &         Complete          6/99          $60,000       Implementation            $30,000
                    hardware to replace DOS                                                 postponed requiring
                    based solution with                                                     addition rollout help
                    customization.

                    Testing                   In Process        8/99

                    Pilot                     After Testing     9/99

                    Rollout - in phase with   Upon Production   10/99
                    BOH for integration       of application

--------------------------------------------------------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates.

    In the past, the Company has been able to recover inflationary cost increases through increased menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.

    In the past, the Company has been able to recover commodity price increases through increased menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of commodity increases on the Company's net income have not been materially adverse.

    A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    Pursuant to the terms of the Stock Purchase Agreement dated August 12, 1998 between Panera Bread Company (f/k/a/ Au bon Pain Co., Inc. ) the "Company", ABP Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("ABPH"), and ABP Corporation, a Delaware corporation controlled by Bruckmann, Rosser, Sherrill & Co., Inc., a private equity investment firm based in New York (the "Buyer"), as amended by Amendment dated October 28, 1998 (the "Agreement"), effective May 16, 1999 the Company (a) transferred to ABPH and its wholly owned subsidiary ABP Equipment Company substantially all of the operating assets, store leases, contracts and liabilities associated with the Company's bakery-cafe food service and franchise business concept generally known as Au Bon Pain (the "Au Bon Pain Division"), (b) caused the merger of ABP Equipment Company with and into ABPH, with ABPH being the surviving corporation and (c) sold all of the capital stock of ABPH to the Buyer, whereby the Buyer became the owner of the Au Bon Pain Division (the "Sale"). The Company received cash payment equal to $73,000,000 subject to certain price adjustments estimated to be $1,000,000 in connection with the Sale. The description of the Agreement contained herein is qualified in its entirety by reference to (a) the Agreement and certain letter agreements with respect to the Sale, attached as Exhibits 2,
10.1 and 10.2, respectively, to the Company's Form 8-K filed August 21, 1998 and incorporated herein by reference and (b) the October 28, 1998 Amendment, attached as Exhibit 2 to the

Company's Form 8-K filed November 6, 1998 and incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

    (a)       Exhibit 27 Financial Data Schedule

    (b) Panera Bread Company did not file any reports on Form 8-K during the quarter ended July 10, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Panera Bread Company
                                 -------------------------------
                                 (Registrant)



Dated: August 24, 1999       By: /s/ RONALD M. SHAICH
                                 -------------------------------
                                 Ronald M. Shaich
                                 Chairman and Chief Executive Officer

Dated: August 24, 1999       By: /s/ WILLIAM W. MORETON
                                 -------------------------------
                                 William W. Moreton
                                 Chief Financial Officer