Form 10-Q
period 1999-10-02
PANERA BREAD CO
filed 1999-11-16
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended October 2, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

     Commission file number 0-19253

                              PANERA BREAD COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          04-2723701
-----------------------------------------              -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

  7930 BIG BEND BLVD, WEBSTER GROVES, MO                      63119
-----------------------------------------              -------------------
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

    As of November 9, 1999, 10,616,382 shares and 1,536,321 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

                              PANERA BREAD COMPANY
                                      INDEX


PART I.    FINANCIAL INFORMATION                                   PAGE
-------    ---------------------                                ----------
ITEM 1.    FINANCIAL STATEMENTS.............................         3

           Consolidated Balance Sheets as of
           October 2, 1999 and December 26, 1998............         3

           Consolidated Statements of Operations
           for the twelve and forty weeks
           ended October 2, 1999 and October 3, 1998........         4

           Consolidated Statements of Cash Flows
           for the forty weeks ended October 2,
           1999 and October 3, 1998.........................         5

           Notes to Consolidated Financial
           Statements.......................................         6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.......................................         9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................        17


PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.................................        17

ITEM 5.    OTHER INFORMATION................................        18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................        18


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              PANERA BREAD COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                    OCTOBER 2,     DECEMBER 26,
                                                      1999            1998
                                                 -------------    -------------
ASSETS                                            (unaudited)
Current assets:
  Cash and cash equivalents ..................   $   2,110,910    $   1,860,445
  Accounts receivable, net ...................       1,542,939        1,301,185
  Inventories ................................       1,753,504        1,662,573
  Prepaid expenses ...........................         987,912        1,780,922
  Refundable income taxes ....................          98,483          115,297
  Deferred income taxes ......................       1,500,000        1,500,000
                                                 -------------    -------------
      Total current assets ...................       7,993,748        8,220,422
                                                 -------------    -------------

Property and equipment, less
  accumulated depreciation and amortization ..      45,062,662       38,855,569
                                                 -------------    -------------
Other assets:
  Assets held for sale, net, non-current
    (Note D) .................................            --         69,394,736
  Notes receivable ...........................          45,000           20,000
  Intangible assets, net of accumulated
    amortization .............................      19,006,667       19,786,858
  Deferred financing costs ...................         155,458          768,232
  Deposits and other .........................       4,157,839        4,138,219
  Deferred income taxes ......................      12,434,099       12,434,099
                                                 -------------    -------------
      Total other assets .....................      35,799,063      106,542,144
                                                 -------------    -------------
      Total assets ...........................   $  88,855,473    $ 153,618,135
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................   $   2,793,929    $   4,020,239
  Liabilities held for sale, net (Note D) ....            --          6,469,618
  Accrued expenses ...........................      13,754,539        5,927,720
  Current maturities of long term debt .......            --             40,800
                                                 -------------    -------------
      Total current liabilities ..............      16,548,468       16,458,377
Long Term Liabilities:
  Deferred revenue ...........................       2,116,000             --
  Long term debt, less current maturities ....            --         34,089,587
  Convertible Subordinated Notes .............            --         30,000,000
                                                 -------------    -------------
      Total liabilities ......................      18,664,468       80,547,964
                                                 -------------    -------------

Minority interest ............................            --           (256,761)
Stockholders' equity:
Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000;
   issued and outstanding 10,614,875 and
   10,518,213 in 1999 and 1998, respectively .           1,061            1,047
  Class B, shares authorized 2,000,000;
   issued and outstanding 1,536,747 and
   1,557,658 in 1999 and 1998, respectively ..             154              156
 Additional paid-in capital ..................      70,487,022       70,031,945
 Retained earnings ...........................        (297,232)       3,293,784
                                                 -------------    -------------
       Total stockholders' equity ............      70,191,005       73,326,932
                                                 -------------    -------------
       Total liabilities and stockholders'
         equity ..............................   $  88,855,473    $ 153,618,135
                                                 =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       FOR THE                         FOR THE
                                                   12 WEEKS ENDED                   40 WEEKS ENDED
                                           -----------------------------    ------------------------------
                                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,       OCTOBER 3,
                                                1999            1998             1999             1998
                                           -------------   -------------    -------------    -------------
Revenues:
    Restaurant sales ...................   $  23,486,771   $  55,529,242    $ 130,745,602    $ 179,190,997
    Franchise sales and
        other revenues .................       2,908,618       2,625,133       10,451,570       10,057,019
                                           -------------   -------------    -------------    -------------
                                              26,395,389      58,154,375      141,197,172      189,248,016

Costs and expenses:
    Cost of food and paper products ....       9,567,714      19,595,843       48,395,180       66,505,149
    Restaurant operating expenses:
        Labor ..........................       6,495,882      15,870,570       38,287,595       50,610,516
        Occupancy (Note E) .............       1,661,591       6,526,020       13,692,505       21,248,331
        Other (Note E) .................       2,877,528       6,591,344       15,904,257       20,818,007
                                           -------------   -------------    -------------    -------------
                                              11,035,001      28,987,934       67,884,357       92,676,854

    Depreciation and amortization ......       1,454,611       2,217,358        4,672,607       11,420,108
    General & administrative
        expenses .......................       3,115,843       4,141,187       13,557,122       14,087,755
    Non-recurring charge (Note D) ......            --        24,235,000        5,545,000       25,445,000
                                           -------------   -------------    -------------    -------------

                                              25,173,169      79,177,322      140,054,266      210,134,866
                                           -------------   -------------    -------------    -------------

Operating profit/(loss) ................       1,222,220     (21,022,947)       1,142,906      (20,886,850)
Interest expense, net ..................         150,176       1,437,606        2,654,323        4,972,282
Other expense, net .....................          57,479         177,461          517,591          393,466
Loss on sale of assets (Note F) ........            --              --               --            734,823
Minority interest ......................            --          (105,515)         (25,420)         (79,988)
                                           -------------   -------------    -------------    -------------
Income/(loss) before income taxes
    and extraordinary item .............       1,014,565     (22,532,499)      (2,003,588)     (26,907,433)

Income tax expense (benefit) ...........         346,000      (4,773,000)       1,205,000       (5,806,000)
                                           -------------   -------------    -------------    -------------
Income/(loss) before
    extraordinary item .................         668,565     (17,759,499)      (3,208,588)     (21,101,433)
                                           =============   =============    =============    =============

Extraordinary loss from early
    extinguishment of debt, net
    of tax(Note D) .....................            --              --            382,428             --
Net income/(loss) ......................   $     668,565   $ (17,759,499)   $  (3,591,016)   $ (21,101,433)
                                           =============   =============    =============    =============

Basic earnings/(loss) per common share:
    Income/(loss) before
        extraordinary loss .............   $        0.06   $       (1.49)   $       (0.27)   $       (1.77)
    Extraordinary loss .................            --              --      $       (0.03)            --
                                           -------------   -------------    -------------    -------------
        Net Income/(loss) ..............   $        0.06   $       (1.49)   $       (0.30)   $       (1.77)
                                           -------------   -------------    -------------    -------------
Diluted earnings(loss) per common share:
    Income/(loss) before
        extraordinary loss .............   $        0.05   $       (1.49)   $       (0.27)   $       (1.77)
    Extraordinary loss .................            --              --      $       (0.03)            --
                                           -------------   -------------    -------------    -------------
        Net Income/(loss) ..............   $        0.05   $       (1.49)   $       (0.30)   $       (1.77)
                                           -------------   -------------    -------------    -------------
Weighted average number of common
    and common equivalent shares
    outstanding - basic ................      12,150,345      11,966,493       12,128,892       11,896,858
                                           -------------   -------------    -------------    -------------
                                           -------------   -------------    -------------    -------------

Weighted average number of common
    and common equivalent shares
    outstanding - diluted ..............      12,249,060      11,966,493       12,128,892       11,896,858
                                           -------------   -------------    -------------    -------------
                                           -------------   -------------    -------------    -------------


The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          FOR THE 40 WEEKS ENDED
                                                    --------------------------------
                                                        OCTOBER 2,       OCTOBER 3,
                                                          1999             1998
                                                    --------------   ---------------
Cash flows from operations:
  Net loss ......................................   $  (3,591,016)   $ (21,101,433)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization ................       4,672,607       11,420,108
   Amortization of deferred financing costs .....         339,210          533,988
   Provision for losses on accounts receivable ..          21,025           43,165
   Minority interest ............................         (25,420)         (79,988)
   Deferred income taxes ........................            --         (4,800,000)
   Reserve (charge) for closed stores ...........            --               --
   Non-recurring charge .........................       5,545,000       25,445,000
   Loss on sale of assets .......................            --            734,823
   Extraordinary loss on early extinguishment
     of debt ....................................         382,428             --

Changes in operating assets and liabilities:
  Accounts receivable ...........................        (380,844)         410,382
  Inventories ...................................          61,092          628,828
  Prepaid expenses ..............................      (4,063,837)      (1,835,808)
  Refundable income taxes .......................              --              644
  Accounts payable ..............................      (3,778,642)          93,549
  Deferred revenue ..............................       2,116,000             --
  Accrued expenses ..............................       2,287,588          182,374
                                                    -------------    -------------
    Net cash provided by operating activities ...       3,585,191       11,675,632
                                                    -------------    -------------

Cash flows from investing activities:
  Additions to property and equipment ...........     (11,699,511)     (13,809,108)
  Proceeds from sale of assets ..................      72,162,987       12,693,917
  Change in cash included in net current
    liabilities sold ............................        (465,748)            --
  Payments received on notes receivable .........         139,014          178,028
  Increase in intangible assets .................         (50,309)        (121,032)
  (Increase) decrease in deposits and other .....         655,254       (2,388,804)
  Increase in notes receivable ..................         (65,000)         (45,000)
                                                    -------------    -------------

    Net cash provided by/(used in) investing
      activities ................................      60,676,687       (3,491,999)
                                                    -------------    -------------

Cash flow from financing activities:
  Exercise of employee stock options ............          38,590        1,017,777
  Proceeds from draw down on revolving
        line of credit ..........................      41,837,243       56,057,388
  Principal payments on debt ....................    (106,072,800)     (64,951,000)
  Proceeds from issuance of common stock ........         416,495          216,923
  Deferred financing costs ......................        (110,141)        (491,095)
  Decrease in minority interest .................        (120,800)        (206,411)
                                                    -------------    -------------
    Net cash used in financing activities .......     (64,011,413)      (8,356,418)
                                                    -------------    -------------

Net increase (decrease) in cash and
    cash equivalents ............................         250,465         (172,785)
                                                    -------------    -------------
Cash and cash equivalents, at beginning of period       1,860,445          853,025
                                                    -------------    -------------
Cash and cash equivalents, at end of period .....   $   2,110,910    $     680,240
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

Note B - Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share.


                                          FOR THE TWELVE WEEKS ENDED       FOR THE 40 WEEKS ENDED
                                         ----------------------------   -----------------------------
                                          OCTOBER 2,      OCTOBER 3,      OCTOBER 2,      OCTOBER 3,
                                             1999           1998             1999           1998
                                         ------------   -------------   -------------   -------------
Net income (loss) used in net income
    (loss) per common share - basic ..   $    668,565   $(17,759,499)   $ (3,591,016)   $(21,101,433)
Net income (loss) used in net income
    (loss) per common share - diluted    $    668,565   $(17,759,499)   $ (3,591,016)   $(21,101,433)
Weighted average number of
    shares outstanding - basic .......     12,150,345     11,966,493      12,128,892      11,896,858
        Effect of dilutive securities:
           Employee Stock Options ....         58,484           --              --              --
           Stock warrants ............         40,231           --              --              --
                                         ------------   ------------    ------------    ------------
Weighted average number of shares
    outstanding - diluted ............     12,249,060     11,966,493      12,128,892      11,896,858
Net income (loss) per common
    share - basic ....................   $       0.06   $      (1.49)   $      (0.30)   $      (1.77)
Net income (loss) per common
    share - diluted ..................   $       0.05   $      (1.49)   $      (0.30)   $      (1.77)


         During the third quarter of 1998, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes. These shares were not included in the computation of diluted earnings per share for the twelve weeks and forty weeks ended October 3, 1998 because the deduction of interest expense, after the effect of income taxes, would have been antidilutive. The $30 million of convertible subordinated debt was paid in full during the second quarter of 1999, subsequent to the sale of the Au Bon Pain Division (see Note D).

    During the third quarter of 1998 options to purchase 89,000 shares of common stock and warrants to purchase 38,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share for the twelve weeks ended October 3, 1998, because the effect would have been antidilutive.

Note C - Recent Accounting Pronouncements

         None

Note D - Sale of Au Bon Pain Division and Non-recurring charges

    The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") entered into a Stock Purchase Agreement dated August 12, 1998 and amended on October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Company's Au Bon Pain Division business (the "Au Bon Pain Division") and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the "Sale"). The Sale was effective May 16, 1999 for $73 million in cash before contractual purchase price adjustments of approximately $1 million. The Company, which now consists of the Panera Bread/Saint Louis Bread Co. Business Unit only, has been renamed Panera Bread Company. The proceeds from the sale were used to pay off all outstanding debt and provide cash for growth. In conjunction with the sale, the Company recorded a non-cash, pre-tax loss in the first quarter of 1999 of approximately $5.5 million. The Company recorded an extraordinary loss before tax of $0.6 million associated with the early extinguishment of debt outstanding in the second quarter of 1999.

    Operating income in the year-to-date period of 1999 was favorably impacted by $4.7 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

    During the third quarter of 1998, the Company recorded a non-recurring, non-cash charge of $24.2 million principally to reflect a write-down under Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). The charge is included as a separate component of operating expenses. The non-cash charge was taken to record an impairment for long lived assets to be disposed of as a result of the agreement entered into for the subsequent sale of the Au Bon Pain Division.

    During the first quarter of 1998, the Company recorded a $1.2 million non-cash charge to write-down the net book value of eight underperforming Au Bon Pain stores whose leases expired in 1998 and were not renewed. The charge is included as a separate component of operating expenses. For the sixteen weeks ended April 18, 1998 and April 19, 1997, the stores included in the reserve had sales of $869,000 and $1,238,000, respectively, and pre-tax losses of $175,000 and $73,000, respectively.

Note E - Restatement of Prior Periods

         Results of operations for the twelve weeks and forty weeks ended October 3, 1998 have been restated with respect to certain restaurant operating expenses, principally rent, between interim periods. These expenses are now being recognized on a weekly basis during interim reporting periods. Previously, three months of these expenses were recorded in each of the Company's quarterly external reporting periods. Since the first quarter reporting period consists of sixteen weeks, this change resulted in the recognition of an additional $1,533,000 of restaurant operating expenses for the period ended April 18, 1998. The second, third and fourth quarters of 1998 will also be restated to reflect a reduction of restaurant operating expenses of $605,000, $665,000 and $263,000, respectively. Results for the full fiscal 1998 year remain unchanged. Depicted in the table below are the reported and restated quarterly results.


                                                QUARTER ENDING                  FISCAL YEAR
                                ----------------------------------------------  -----------
                                  04/18/98    07/11/98    10/03/98    12/26/98       1998
AS REPORTED
Net Income                      $  (1,950)   $  (779)   $  (18,198)   $   433   $  (20,494)
Basic earnings per share            (0.16)     (0.07)        (1.52)      0.03        (1.72)
Diluted earnings per share          (0.16)     (0.07)        (1.52)      0.03        (1.72)

RESTATED
Net Income                      $  (2,962)   $  (380)   $  (17,759)   $   607   $  (20,494)
Basic earnings per share            (0.25)     (0.03)        (1.49)      0.05        (1.72)
Diluted earnings per share          (0.25)     (0.03)        (1.49)      0.05        (1.72)


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

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, except where otherwise noted, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:


                                                                          FOR THE                    FOR THE
                                                                      12 WEEKS ENDED              40 WEEKS ENDED
                                                                  -------------------------    -----------------------
                                                                  OCTOBER 2,     OCTOBER 3,    OCTOBER 2,   OCTOBER 3,
                                                                     1999          1998           1999         1998
                                                                  -----------    ----------    -----------  ----------
Revenues:
  Restaurant sales ..........................................          89.0%        95.5%         92.6%         94.7%
  Franchise sales and other revenues ........................          11.0          4.5           7.4           5.3
                                                                  -----------    ----------    -----------  ----------
  Total revenue .............................................         100.0%       100.0%        100.0%        100.0%

Costs of sales (as a percentage of Company restaurant sales):
  Food and paper products ...................................          40.7%        35.3%         37.0%         37.1%
  Labor .....................................................          27.7         28.6          29.3          28.2
  Occupancy .................................................           7.1         11.8          10.5          11.9
  Other .....................................................          12.3         11.9          12.2          11.6
                                                                  -----------    ----------    -----------  ----------
  Total Cost of Sales .......................................          87.7%        87.5%         88.9%         88.8%

  Depreciation and amortization .............................           5.5          3.8           3.3           6.0
  General and administrative ................................          11.8          7.1           9.6           7.4
  Non-recurring charge ......................................        --             41.7           3.9          13.4
                                                                  -----------    ----------    -----------  ----------
Operating profit (loss) .....................................           4.6        (36.2)          0.8         (11.0)
Interest expense, net .......................................           0.6          2.5           1.9           2.6
Other (income), net .........................................           0.2          0.3           0.4           0.2
Loss on sale of assets ......................................        --           --            --               0.4
Minority interest ...........................................        --             (0.2)       --            --
                                                                  -----------    ----------    -----------  ----------
Profit before provision for
    income taxes ............................................           3.8        (38.7)         (1.4)        (14.2)
Provision for income taxes ..................................           1.3         (8.2)          0.9          (3.1)
Extraordinary loss from early extinguishment of debt,
    net of tax ..............................................        --           --               0.3        --
                                                                  -----------    ----------    -----------  ----------
Net income (loss) ...........................................           2.5%       (30.5)%        (2.5)%       (11.1)%
                                                                  -----------    ----------    -----------  ----------
                                                                  -----------    ----------    -----------  ----------


General

    The Company's revenues are derived from restaurant sales and franchise sales and other revenues. Franchise sales and other revenues include sales of frozen dough products to franchisees, royalty income and franchise fees. Certain expenses (cost of food and paper products, restaurant operating expenses, and depreciation and amortization) relate primarily to restaurant sales, while general and administrative expenses relate to all areas of revenue generation.

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

Results of Operations

         Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the forty weeks ended October 2, 1999 the Company has recorded a pre-tax loss of $5.5 million related to the transaction and a $0.6 million pre-tax ($0.4 million after tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale. Results of operations in the third quarter of 1999 include only the results of the Panera Bread/Saint Louis Bread Company business unit. Results of operations for the forty weeks ended October 2, 1999, also include the results of the divested Au Bon Pain business unit for the period December 27, 1998 through May 15, 1999.

         Total revenues in the third quarter of 1999 totaled $26.4 million, versus $58.2 million in the comparable quarter of 1998. Total revenues for the forty weeks ended October 2, 1999 and October 3, 1998 were $141.2 million and $189.2 million, respectively. The decrease in revenue was caused by the sale of the Au Bon Pain Division effective May 16, 1999. Total revenues in the Panera Bread business unit increased 34.7% over the prior year to $26.4 million in the third quarter of 1999 and 31.1% to $80.0 million for the forty week period ended October 2, 1999. Company restaurant sales in the Panera Bread business unit for the twelve weeks and forty weeks ended October 2, 1999 increased 29.9% to $23.5 million and 25.2% to $71.4 million, respectively, principally due to the opening of 15 new Company-operated bakery-cafes since the third quarter of 1998. Panera Bread's comparable restaurant sales for the third quarter and forty week period ending October 2, 1999 increased by 4.9% and 2.8% respectively. Franchise sales and other revenues for the Panera Bread business unit increased 92.1% to $2.9 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998, primarily driven by increased franchise royalties, which grew 169.6% to $1.2 million in the third quarter of 1999, and an increase in product sales to franchisees. For the forty weeks ended October 2, 1999, franchise sales and other revenues for the Panera Bread business unit increased 115% to $8.6 million.

      The cost of food and paper products as a percentage of Company restaurant sales was 40.7% in the third quarter compared to 35.3% for the same period in 1998. For the forty weeks ended October 2, 1999, the cost of food and paper products was 37.0% compared to 37.1% for the same period in 1998. Included in food costs are costs associated with the commissary operations that sell fresh dough products to both Company-owned and franchised bakery-cafes. The increase in the third quarter was due to the fact that the Panera Bread/Saint Louis Bread Company business unit utilizes fresh dough commissaries while the Au Bon Pain business unit did not and the fact that Panera Bread has opened 6 commissaries since 1998 that become more efficient as they service more bakery-cafes.

      The cost of labor as a percentage of restaurant revenue decreased 0.9% to 27.7% from 28.6% in the third quarter compared to the same period in 1998 and increased 1.1% to 29.3% from 28.2% for the forty week period ended October 2,

1999, compared to the same period in 1998. The decrease in the third quarter between years is due to the fact that the Panera Bread/Saint Louis Bread Company business unit operates at lower labor percentages than the Au Bon Pain business unit. The overall increase in the year-to-date labor is primarily due to an increase in the average hourly wage rate due to the highly competitive labor market.

      Total operating profit/(loss) for the Company in the third quarter of 1999 versus the comparable quarter of the previous year increased to $1.2 million in 1999 from $(21.0) million in 1998. For the forty weeks ended October 2, 1999 and October 3, 1998, total operating income/(loss) for the Company was $1.1 million and $(20.9), respectively. The forty weeks ended October 2, 1999 includes $4.7 million in reduced depreciation and amortization expense associated with the Au Bon Pain business unit assets held for sale. The 1998 results included a $24.2 million write-down of assets connected to the sale. Operating income in the Panera Bread Division for the twelve weeks and forty weeks ended October 2, 1999, was $1.2 million and $2.6 million respectively, on a stand-alone, pro forma basis which includes an additional allocation for overhead services provided by ABP Corporation.

     During the third quarter of 1999, no additional Panera Bread franchise area development agreements were signed. As of October 2, 1999, the Company had franchise commitments to develop 529 additional bakery-cafes. In the third quarter of 1999, 11 Panera Bread bakery-cafes were opened, including 2 Company-owned cafes and 9 franchisee-operated cafes. As of October 2, 1999, there were 80 Company-owned bakery-cafes (including two specialty bakery-cafes) and 80 franchised bakery-cafes open.

    Interest expense declined to $150,176 compared to $1,437,606 for the third quarter and $2,654,323 versus $4,972,282 for the forty weeks ended October 2, 1999 and October 3, 1998 due to the repayment in the second quarter of all the Company's outstanding debt. As a result of the above, the Company recorded a net income/(loss) of $668,565 and $(3,591,016) for the twelve weeks and forty weeks ended October 2, 1999 compared to a net loss of $(17,759,499) and $(21,101,433) for the comparable 1998 period.

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

         The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and commissaries, maintaining or remodeling existing bakery-cafes and commissaries, the implementation of a new financial system and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities, the sale of assets and bank borrowings.

         Cash and cash equivalents were $2,110,910 at October 2, 1999, compared to $1,860,445 at December 26, 1998. Funds provided by operating activities were primarily the result of an increase in the working capital deficit and deferred revenue.

         Total capital expenditures for the forty weeks ended October 2, 1999 of $11.7 million were related primarily to the opening of 11 new Company-operated Panera Bread bakery-cafes, maintaining or remodeling existing bakery-cafes and commissaries and implementing a new financial system. The expenditures were mainly funded by net cash from operating activities and the use of the remaining proceeds from the sale of the Au Bon Pain business unit. Total capital expenditures for the forty weeks ended October 3, 1998 were $13.8 million.

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

         Concurrently with the sale of the Au Bon Pain business unit effective May 16,1999, the Company amended its existing credit facility to reduce the unsecured revolving line of credit to $10.0 million, reflecting reduced needs for debt financing. Amounts outstanding under the amended facility bear interest at either LIBOR plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of October 2, 1999, the Company had $9.4 million available to it under the $10.0 million revolving line of credit, reduced by a $0.6 million outstanding standby letter of credit.

         Excluding the expenditures related to the divested Au Bon Pain business unit, the Company currently anticipates spending approximately $16 million in 1999, principally for the opening of new Panera Bread Company bakery-cafes and commissaries, maintaining or remodeling existing cafes and implementing a new financial system. The Company expects to fund these expenditures principally through internally generated cash flow and cash remaining from the sale of the Au Bon Pain business unit after repayment of all outstanding debt.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the

Securities Exchange Act of 1934 (identified by the words "estimate," "project," "anticipates," "expects," "intends," "believes," "future," and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company's operating results may be negatively affected by many factors, included but not limited to the lack of availability of sufficient capital to it and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

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

         The cost of addressing the Year 2000 Issues are included in the overall costs of establishing an independent computer network for Panera Bread. The total cost of establishing the new system is estimated to be approximately $2.8 million, of which approximately $550,000 is specifically related to the Year 2000 issue.

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

    While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner and/or vendor compliance to some extent. The Year 2000 Issue is pervasive and complex as virtually every computer operation will be affected in some way. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key business partners and/or vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 Issue could have a material adverse impact on the Company. In addition to the estimated costs outlined above, the Company has estimated the costs for adopting all "worst case" contingency plans to be an additional $130,000.

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

                              PANERA BREAD COMPANY
                        YEAR 2000 SUMMARY FOR IT SYSTEMS


------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

   AREA/SYSTEM               PHASES                STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS      ESTIMATED
                                                                                  COST                                  CONTINGENCY
                                                                                                                           COST
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
New Financial       -Purchase of Integrated   Complete          4/99          $1,630,000    Additional consulting
Systems             GL, AP, AR, Assets, HR,                                                 effort needed.
                    Cash, Property                                                          Application certified
                    Management  and                                                         to be Y2K compliant.
                    Purchasing

                    -Implementation Planning  Complete          6/99

                    -Conversion &             Complete          7/99
                    Interface Programming

                    -Testing/Parallel         Complete          8/99


                    -Production               Complete          10/99

------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Payroll-            -Contract Negotiations    Complete          5/99
Outsource
                    -Conversion of Panera     Complete          8/99
                    active employees

                    -Production               Complete          9/99


------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Network Systems &   -Network Infrastructure   Complete          4/99          $500,000      No contingency needed
Computer Facility   Design                                                                  as all hardware &
                                                                                            software is new & Y2K
                    -Network Implementation   Complete          6/99                        compliant.
                     out for bid

                    -Computer Room            Complete          6/99
                    constructed

                    -Network Bid Assigned     Complete          6/99

                    -Network Install          Complete          6/99

                    -Voice Mail Replacement   Complete          8/99

------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Register Systems    -Micros 2400 registers    Complete          11/99         $155,000      No contingency needed
                    and software  tested                                                    as application
                    for compliance                                                          certified by Micros &
                    -MWS+ to be installed     In process        12/99                       tested to be compliant
                    -Register to PC Code      In process        12/99
                    not Y2K compliant
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------



------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

   AREA/SYSTEM               PHASES                STATUS        TIMETABLE     ESTIMATED     CONTINGENCY PLAN/RISKS      ESTIMATED
                                                                                  COST                                  CONTINGENCY
                                                                                                                           COST
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Register Systems    Processes being           In process        12/99         $50,000       Contingency not
Central Support     modified for ease of                                                    required - application
                    support for                                                             is compliant, if
                    multi-market pricing &                                                  modifications are not
                    new product rollout                                                     complete is more manual
                                                                                            effort.
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Bakery Back         -Inventory of             Complete          5/99          $445,000      -Development Costs        $100,000
Office Systems      Applications & Hardware                                                 exceed estimates or not
                                                                                            completed on schedule.
                    -Design New BOH           Complete          6/99                        Would need to hire
                    register & applications                                                 rollout experts to
                                                                                            compress rollout time
                    -Development              Complete          10/99

                    -Lab Test                 Complete          11/99

                    -Pilot                    In process        11/99

                    -Rollout                  In process        12/99
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------

Commissary Systems  New Application &         Complete          6/99          $60,000       Implementation            $30,000
                    hardware to replace DOS                                                 postponed requiring
                    based solution with                                                     addition rollout help
                    customization.

                    Testing                   Complete          9/99

                    Pilot                     Complete          9/99

                    Rollout - in phase with   In process        12/99
                    BOH for integration
------------------- ------------------------- ----------------- ------------- ------------- ------------------------- -------------


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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on September 17, 1999, to consider and vote upon the following matters:

      1. To elect one (1) member of the Board of Directors, for a three-year term ending at the Company's 2002 Annual Meeting (the "Director Proposal"); and

      2. To ratify the action of the Board of Directors reappointing PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 25, 1999 (the "Auditors Proposal");

    With respect to the Directors Proposal, Ronald M. Shaich, the sole Nominee, received the following votes in favor, and withheld, from his nomination:


                          FOR                                   WITHHELD
                          ---                                   --------
                       13,389,399                               327,087


    Accordingly, Mr. Shaich was elected as a member of the Board of Directors, to serve a three-year term expiring at the Company's 2002 Annual Meeting and until his successor has been duly elected and qualified.

    With respect to the Auditors Proposal, 13,687,089 votes were cast for the proposal, 19,707 votes were cast against the proposal, and there were 9,690 abstentions on the proposal. Accordingly, the Auditors Proposal was approved.

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 Financial Data Schedule

      (b) Panera Bread Company did not file any reports on Form 8-K during the quarter ended October 2, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PANERA BREAD COMPANY
                                           -----------------------------
                                           (Registrant)




Dated: November 15, 1999     By:   /S/  RONALD M. SHAICH
                                  ----------------------------------------
                                  Ronald M. Shaich
                                  Chairman and Chief Executive Officer






Dated: November 15, 1999     By:   /S/  WILLIAM W. MORETON
                                  ----------------------------------------
                                   William W. Moreton
                                   Chief Financial Officer