Form 10-K
period 1999-12-25
PANERA BREAD CO
filed 2000-04-10
CIK 724606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-19253

                            ------------------------

                              PANERA BREAD COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2723701
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

   7930 BIG BEND BOULEVARD, ST. LOUIS, MO                          63119
  (Address of principal executive offices)                      (Zip code)

                                 (314) 918-7779
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $.0001 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form. /X/

    Aggregate market value of the registrant's voting stock held by non-affiliates as of March 17, 2000: Class A Common Stock, $.0001 par value:
$82,150,888

    Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2000: Class A Common Stock, $.0001 par value: 10,639,978 shares, Class B Common Stock, $.0001 par value: 1,530,524 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be filed in connection with the Annual Meeting of Stockholders is incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Panera Bread Company ("the Company") is the new name for what previously was Au Bon Pain Co., Inc. Such name change occurred as a result of the sale of the Au Bon Pain Division to private investors effective May 16, 1999. The Company now consists of the Panera Bread/Saint Louis Bread Co. concept, with the Company doing business as Saint Louis Bread Co. in the Saint Louis and Atlanta areas, and as Panera Bread outside those areas. As of December 25, 1999, the Company had 81 Company-operated bakery-cafes (including 2 specialty bakery-cafes), and 100 franchise-operated bakery-cafes. The concept specializes in high quality food for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

    The Company's bakery-cafes are principally located in suburban, strip mall and regional mall locations. The concept is currently operating in Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin (see "Properties"). System wide sales for Panera Bread were approximately $202.1 million for the fiscal year ended December 25, 1999.

    The Company sold the Au Bon Pain Division to ABP Corporation for
$73 million in cash before contractual purchase price adjustments of $1 million. The sale was effective May 16, 1999. Results of operations for the fifty-two week period ending December 25, 1999, includes the results of the divested Au Bon Pain Division for the period December 27, 1998 through May 16, 1999. The Au Bon Pain Division had $51.5 million of revenue and $3.2 million of operating earnings through May 16, 1999. For the fifty-two week period ended December 25, 1999, the Company recorded a pre-tax loss of $5.5 million related to the transaction, and a $0.6 million pre-tax ($0.4 million after tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale.

CONCEPT AND STRATEGY

    The Company's concept focuses on the emerging "Specialty Bread/Bakery-Cafe" category. Its artisan sourdough breads, which are breads made with a craftsman's attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept's menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for an efficient but more esthetically pleasing experience than that offered by traditional fast food. The concept aims to become a nationally recognized brand name, and in doing so, hopes to reap the economic benefits that a strong brand name offers. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in four sub-businesses: breakfast, lunch, day-time "chill out" (the time between breakfast and lunch and between lunch and dinner when customers visit our bakery-cafes to take a break from their daily activities), and take home specialty retailing. Average revenue per Company-operated bakery-cafe open for the full fiscal year ended December 25, 1999, was approximately $1,296,000 (excluding the two specialty cafes) for the Panera Bread/Saint Louis Bread Co. concept compared to average revenue per cafe of approximately $1,249,000 for those cafes open for the full year ended December 26, 1998.

    The Company believes that excellence in execution is a key to success in the restaurant industry. The distinctive nature of the Company's menu offerings, the quality of its restaurant operations, the company's unique cafe design and the prime locations of its cafes are integral to the Company's success. The Company's concept has tremendous growth potential in the suburban markets which will be realized through both Company and franchise efforts. Franchising is a key component of the Company's success. At year end, there were 100 franchised bakery-cafes opened and signed commitments to open an additional 543 bakery-cafes. The average unit volume per franchised bakery-cafe open for the full fiscal year ended December 25, 1999, was approximately $1,426,000 compared to approximately $1,281,000 for those cafes open for the full year ended December 26, 1998.

MENU

    The menu seeks to provide the Company's target customers with products which build on the strength of the Company's bakery expertise and meet customers' new and ever-changing taste profiles. The key menu groups are fresh baked goods, made-to-order sandwiches, soups, and cafe beverages. Included within these menu groups are: a variety of freshly baked bagels, breads, croissants, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; hearty, unique soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. The Company's concept emphasizes the sophisticated specialty and sourdough breads which supports a significant take-home business.

    The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest amongst its target customer groups--the "Trend-Setters" and the "Good Food Traditionalists". Both of these target customers seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the "Trend-Setters". New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery-cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are then introduced in the Company's bakery-cafes.

MARKETING

    The Company believes it competes on the basis of providing an entire experience rather than price. Pricing is structured so customers perceive good value, with high quality food at reasonable prices to encourage frequent visits. The average customer purchase is approximately $5.44 at the Company's bakery-cafes. Breakfast and lunch checks average $3.76 and $6.41, respectively. Historically, the Company has not relied on external media to promote its bakery-cafes. The Company attempts to increase its per location sales through menu development, promotions, and by sponsorship of local community charitable events.

SITE SELECTION

    During 1999, the Company increased the number of Company-operated bakery-cafes by 12 to 81 locations by expanding in both new and existing markets. The franchise-operated locations increased by 56 to 100 locations.

    The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining demographic information within that area and information on quick service breakfast and lunch competitors. Management evaluates the Company's ability to establish a dominant presence within that area in order to create entry barriers to other competitors. Based on this information, sales and return on investment are projected.

    The Company uses sophisticated fixtures and materials in the bakery-cafe design for its concept. The design visually reinforces the distinctive difference between the Company's bakery-cafes and other quick services restaurants serving breakfast and lunch. Many of the Company's cafes also feature outdoor cafe seating. The average construction and equipment cost for the 12 bakery-cafes opened in 1999 was approximately $656,000 after landlord allowance.

    The average bakery-cafe size ranges between 3,000 and 4,000 square feet. Currently all company-owned bakery-cafes are in leased premises. Lease terms are typically ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.

FRESH DOUGH PRODUCTION

    The Company's bakery-cafes use fresh dough for their sourdough breads and bagels. Fresh dough is supplied daily by the Company's commissary system for both Company-owned and franchise-operated bakery-cafes. The Company operated 10 regional commissaries as of December 25, 1999.

    The remaining baked goods are prepared with frozen dough. During 1996, the Company completed construction of a state of the art frozen dough production facility in Mexico, Missouri to supply frozen dough. On March 23, 1998, the Company sold the Mexico production facility and its wholesale frozen dough business to Bunge Food Corporation ("Bunge") for approximately $13 million in cash. Concurrent with the sale, the Company entered into a five-year supply agreement with Bunge for the supply of substantially all of its frozen dough needs, excluding bagels. The agreement automatically renews on an annual basis unless either party provides written cancellation notice to the other. Pricing is based on Bunge's cost plus a specified mark-up calculated on each individual product that is purchased. The agreement contains minimum volume commitments, and provides for financial penalties if either party cancels the agreement before the initial term is complete.

    The sale of the frozen dough production facility provides economies of scale in plant production which are reflected in the economics of the five-year agreement and allow the Company to take advantage of Bunge's significant purchasing power. The five-year supply agreement allows the bakery-cafes to continue to offer the same high quality fresh baked goods, as the frozen dough products purchased from Bunge are made on the same equipment, by the same management team, using the same proprietary processes and specifications as prior to the sale.

    The net proceeds from the sale were used to reduce the Company's debt. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's 1998 results of operations.

COMPETITION

    The Company experiences competition from numerous sources in its trade areas. The Company's bakery-cafes compete with bread only stores, supermarkets, and other bakeries that supply high quality breads and with other restaurants that seek to use quality breads to define a breakfast, lunch, and light dinner menu. The competitive factors are price, service, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company's competitors may have capital resources exceeding those available to the Company.

MANAGEMENT INFORMATION SYSTEMS

    Each Company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company's corporate office.

    The Company's in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers' administrative time. The system supplies sales, bank deposit, and variance data to the Company's accounting department in St. Louis on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The commissaries have computerized systems which allow the commissaries to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafe.

    The Company has network/integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as store operating performance database systems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information pertaining to the "Year 2000" issue.

DISTRIBUTION

    The Company currently utilizes independent distributors to distribute frozen dough products and other materials to Company-operated bakery-cafes. By contracting with independent distributors, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. The distributor picks up frozen dough products throughout the week from the plants and delivers to the cafes. Virtually all other supplies for retail operations, including paper goods, coffee, and small-wares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.

    Franchised bakery-cafes operate under individual contracts with either the Company's distributor or other regional distributors.

JOINT VENTURES

    The Company is not currently operating under any joint venture agreements. The divested Au Bon Pain Division operated 14 bakery-cafes in New York City under a joint venture agreement with a private investor group. This joint venture was part of the sale of the Au Bon Pain Division which was effective
May 16, 1999. For the period December 27, 1998, through May 16, 1999, the joint venture had sales of $7.8 million and a pre-tax loss of approximately $(81,000).

FRANCHISE OPERATIONS

    The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees. The franchise agreement typically requires the payment of an up-front franchise fee of $35,000 and continuing royalties of 4% to 5% on sales from each bakery-cafe. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company's commissary system supplies fresh dough products to substantially all franchise-operated bakery-cafes.

    The Company has entered into 34 separate franchise area development agreements for a total of 643 bakery-cafes of which 100 have been opened as of December 25, 1999. The Company's strategy is to execute growth in a controlled and disciplined manner. Under the terms of the franchise development agreements, a schedule is determined with respect to a set number of franchise openings as to which the developer pays a non-refundable fee. In the event that the schedule is not adhered to, the developer will lose development exclusivity in the territory. At the present time, the Company does not have any international franchise development agreements in force having decided to focus on domestic opportunities for expansion. All former international franchise operations were part of the Au Bon Pain Division, which has been divested.

EMPLOYEES

    The Company has 599 full-time employees, of whom 134 are employed in general or administrative functions principally at or from the Company's executive offices in St. Louis, Missouri, or Waltham,

Massachusetts; 242 are employed in the Company's commissary operations; and 223 are employed in the Company's bakery-cafe operations. The Company also has 2,337 hourly employees at the bakery-cafes, including bakers and associates. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.

TRADEMARKS

    The "Panera Bread" and "Saint Louis Bread Company" names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.

GOVERNMENT REGULATION

    Each Company-operated and franchised bakery-cafe is subject to regulation by federal agencies and to licensing and regulation by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, alcoholic beverage control and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of restaurants.

    The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of the franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company does not believe that current or potential future regulations of franchises have or will have any material impact on the Company's operations. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.

    The Company's commissaries are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or the competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

    The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Americans with Disabilities Act, the Company could be required to expend funds to modify its bakery-cafes to provide service to, or make reasonable accommodations for the employment of, disabled persons. The Company believes that compliance with the requirements of the Americans with Disabilities Act will not have a material adverse effect on its financial condition, business or operations.

ITEM 2. PROPERTIES

    All Company-operated bakery-cafes are located in leased premises with lease terms typically for ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses, and real estate taxes and a contingent percentage rent based on sales above a stipulated sales level.

    Information with respect to our leased commissaries as of December 25, 1999 is set forth below:

FACILITY                                                      SQUARE FOOTAGE
--------                                                      --------------
St. Louis, MO Commissary....................................      12,100
Dallas, TX Commissary.......................................       1,000
Washington, DC Commissary...................................       8,900
Atlanta, GA Commissary......................................       4,100
Detroit, MI Commissary......................................       5,200
Minneapolis, MN Commissary..................................       4,800
Cincinnati, OH Commissary...................................       8,500
Warren, OH Commissary.......................................      11,300
Chicago, IL Commissary......................................      12,100
Orlando, FL Commissary......................................       5,900

    In 1998, the Company leased short-term office space in Waltham, MA, to house its Legal and Development functions. The annual rent is approximately $42,000 and the lease expires in October, 2000.

    In 1997, the Company leased new office space in Webster Groves, MO, for its corporate offices. The space occupies approximately 10,300 square feet. The annual rent is approximately $150,000. The lease expires, assuming exercise of renewal options, in 2007.

    The Company leases additional space in St. Louis, MO, to house its information systems staff and training functions. The annual rent is approximately $46,000. The lease expires in November, 2001.

    The Company considers its physical properties to be in good operating condition and suitable for the purpose for which they are used.

                PANERA BREAD/SAINT LOUIS BREAD CO. BAKERY-CAFES

COMPANY-OPERATED: 81 TOTAL (INCLUDING SPECIALTY CAFES) AS OF DECEMBER 25, 1999

GREATER ST. LOUIS MARKET AREA: 35
Ballas, Creve Coeur, MO                            Kirkwood, MO
Belleville, IL                                     Main, St. Charles, MO
Baxter, Ballwin, MO                                Market, St. Louis, MO
Bogey Hills, St. Charles, MO                       Northwest Plaza, St. Ann, MO
Brentwood, St. Louis, MO                           Pine, St. Louis, MO
Cape Girardeau, MO                                 Soulard, St. Louis, MO
Carondelet, Clayton, MO                            South 9(th) Street, Columbia, MO
Central West End, St. Louis, MO                    South Central, Clayton, MO
Chesterfield Mall, Chesterfield, MO                St. Clair Square, Fairview Heights, IL
Columbia Mall, Columbia, MO                        Sunset Hills, Sunset Hills, MO
Crestwood Plaza, St. Louis, MO                     Surrey Plaza, Florissant, MO
Delmar, University City, MO                        Telegraph Road, St. Louis, MO
Esquire, Clayton, MO                               Tesson Ferry, St. Louis, MO
Four Seasons, Chesterfield, MO                     West County, Des Peres, MO
Galleria, Richmond Heights, MO                     Westport Plaza, Maryland Heights, MO
Gateway One, St. Louis, MO                         Wildwood Crossing, Wildwood, MO
Grand, St. Louis, MO                               Winchester, MO
Highway K, O'Fallon, MO

ATLANTA MARKET AREA: 9
Briarcliff, Atlanta, GA                            Lenox Square, Atlanta, GA
Dunwoody, GA                                       Peachtree, Atlanta, GA
Emory Village, Atlanta, GA                         Sandy Springs, Atlanta, GA
Gwinnett Place, Duluth, GA                         Town Center, Kennesaw, GA
Haywood Mall, Greenville, SC

CHICAGO MARKET AREA: 20
Diversey, Chicago, IL                              Orland Square Mall, Orland Park, IL
Downer's Grove, IL                                 Park Ridge, IL
Elmwood Park, Elmwood, IL                          Plaza del Grato, Arlington Heights, IL
Evanston, IL                                       Scharrington Square, Schaumburg, IL
Four Flaggs, Niles, IL                             Stratford Square Mall, IL
Fox Valley, Aurora, IL                             Two Rivers Plaza, Bolingbrook, IL
Glen Ellyn Marketplace, Glen Ellyn, IL             Vernon Hills, IL
Golf & Meacham, Schaumburg, IL                     Wheaton, IL
LaGrange Park, IL                                  Wilmette, IL
Niles Amlings, Niles, IL                           Winnetka, IL

MASSACHUSETTS MARKET AREA: 2
Arlington Heights, Arlington, MA                   Vinnin Square, Swampscott, MA

MICHIGAN MARKET AREA: 12
Campus Corners, Rochester Hills, MI                Newburgh Plaza, Livonia, MI
City Center, Novi, MI                              Orchard Mall, West Bloomfield, MI
Clocktower Place, Southfield, MI                   Oakland Plaza, Troy, MI
KT Plaza, Farmington, MI                           Troy Commons, Troy, MI
Lakeside Mall, Sterlington Heights, MI             Twelve Mile & Halsted, Farmington Hills, MI
Lathrup Village, Bloomfield, MI                    Twelve Oaks Mall, Novi, MI

WASHINGTON DC MARKET AREA: 1
Hechinger Commons, Alexandria, VA

SPECIALTY STORES: 2 (INCLUDED IN TOTAL STORE COUNT)
City Museum, St. Louis, MO                         Rendezvous Cafe, Richmond Heights, MO

FRANCHISE-OPERATED: 100 TOTAL AS OF DECEMBER 25, 1999

THE BREADBOX, L.L.C.: 1
Baymeadows, Jacksonville, FL

BREADS OF THE WORLD, L.L.C.: 8
Blacklick Crossing, Columbus, OH                   Five Points, Columbus, OH
Crosswoods Commons, Columbus, OH                   Founder's Plaza, Gahanna, OH
Easton Town Center, Columbus, OH                   Olengtangy Plaza, Columbus, OH
Festival at Sawmill, Dublin, OH                    Tuttle Crossing Mall, Columbus, OH

BREADS OF THE WORLD, L.L.C.: 2
Festival Market, Cincinnati, OH                    Kenwood Pavilion, Cincinnati, OH

BREADWINNERS OF THE TRIANGLE, L.L.C.: 1
Crabtree Mall, Raleigh, NC

CADLE, L.L.C.: 4
East State Street, Hermitage, PA                   Keystone Drive, Erie, PA
Freeport Road, Pittsburgh, PA                      Murray Avenue, Pittsburgh, PA

CANDALL, INC.: 11
Beldon Village Road, Canton, OH                    Golden Gate Plaza, Mayfield Heights, OH
Boardman Poland Rd., Boardman, OH                  Hudson Plaza, Hudson, OH
Center Ridge Road, Rocky River, OH                 Medina Road, Akron, OH
Detroit Road, Westlake, OH 44145                   Tower City, Cleveland, OH
Edgerton Road, Broadview Heights, OH               Van Aken Blvd., Shaker Heights, OH
Elm Road, Warren, OH

CARLON CORPORATION, L.L.C.: 3
N. Calhoun Road, Brookfield, WI                    West Layton Avenue, Greenfield, WI
Westfield Way, Pewaukee, WI

CHICAGO BREAD, L.L.C.: 5
Northwest Highway, Crystal Lake, IL                Waukegan Road, Glenview, IL
Randall Square, Geneva, IL                         West Dundee, Buffalo Grove, IL
Waukegan Road, Deerfield, IL

COVELLI FAMILY LIMITED PARTNERSHIP: 6
Altamonte Springs, FL                              North Eola Drive, Orlando, FL
International Parkway, Lake Mary, FL               University Blvd, Orlando, FL
Michigan & Orange, Orlando, FL                     West Fairbanks, Winter Park, FL

COVELLI FAMILY LIMITED PARTNERSHIP: 1
Brandon Town Center, Brandon, FL

CSC INVESTMENTS, L.L.C.: 2
Market Street, Chattanooga, TN                     Mercedes Place, Knoxville, TN

FENWICK GROUP, L.L.C.: 3
East Broad Street, Westfield, NJ                   Paramus Park Mall, Paramus, NJ
Essex Green Mall, West Orange, NJ

KNEAD BREAD, L.L.C.: 3
East 69(th) Street, Fishers, IN                    Rivertown Pkwy, Grandville, MI
Merchants Square, Carmel, IN

LEMEK, L.L.C.: 2
Mall of Columbia, Columbia, MD                     Towson Place Center, Towson, MD

OKLAHOMA CITY BAKERY, INC.: 2
Northwest Expressway, Oklahoma City, OK            South Bryant Avenue, Edmond, OK

ORIGINAL BREAD, INC.: 9
Metcalf, Overland Park, KS                         Oak Park Mall, Overland Park, KS
Mill Street, Kansas City, MO                       West 23(rd) Street, Lawrence, KS
Mission Road, Prairie Village, KS                  West 75(th), Overland Park, KS
Nall Ave., Leawood, KS                             West 119(th) Street, Olathe, KS
North Rock Road, Wichita, KS

OZARK BREADS, INC.: 2
Missouri, Jefferson City, MO                       North Bishop, Rolla, MO

PANEBRASKA, L.L.C.: 2
Beverly Plaza, Omaha, NE                           Oakview Plaza, Omaha, NE

PR RESTAURANTS, L.L.C.: 3
Colby Court, Bedford, NH                           Woodbury Avenue, Portsmouth, NH
Framingham Mall, Framingham, MA

SHOW ME BREAD, L.L.C.: 1
Penny Road, High Point, NC

SLB OF CENTRAL ILLINOIS, L.L.C.: 4
East John Street, Champaign, IL                    Old Farm Shops, Champaign, IL
North Green Briar Dr., Normal, IL                  West White Oaks Blvd., Springfield, IL

SLB OF IOWA, L.L.C.: 6
Coral Ridge Mall, Coralville, IA                   Elmore Crossing, Davenport, IA
Council Street, NE, Cedar Rapids, IA               38(th) Avenue, Moline, IL
85(th) Street, Urbandale, IA                       Westown Parkway, Des Moines, IA

SLB OF MINNESOTA, L.L.C.: 4
City Center East, Woodbury, MN                     Poppy Street, Coon Rapids, MN
Country Road 24, Plymouth, MN                      Promenade Ave., Eagan, MN

ST. LB, INC.: 2
Hurstbourne, KY                                    Mall of St. Matthews, Louisville, KY

TEXAS BREAD, L.L.C.: 2
Preston Road, Dallas, TX                           Vista Ridge Mall, Lewisville, TX

TRADITIONAL BAKERY, INC.: 5
East Battlefield, Springfield, MO                  South Campbell, Springfield, MO
East Sunshine, Springfield, MO                     South National, Springfield, MO
East 32(nd) Street, Joplin, MO

TRADITIONAL BAKERY, INC.: 5
East 15(th) Street, Tulsa, OK                      South Lewis Ave., Tulsa, OK
East 51(st) Street, Tulsa, OK                      Woodland Hills Mall, Tulsa, OK
East 41(st) Street, Tulsa, OK

WHOLESOME GROUP, L.L.C.: 1
West Dussel, Maumee, OH

    The following table sets forth the number of Company-operated and franchise-operated Panera Bread and Saint Louis Bread bakery-cafes which were open as of the dates indicated:

                                   DEC. 30, 1995   DEC. 28, 1996   DEC. 27, 1997   DEC. 26, 1998   DEC. 25, 1999
                                   -------------   -------------   -------------   -------------   -------------
Company-operated.................       50              52              57               70              81
Franchise-operated...............        8              10              19               45             100
                                        --              --              --              ---             ---
Total............................       58              62              76              115             181
                                        ==              ==              ==              ===             ===

    The following table sets forth the number of Company-operated and franchise-operated bakery-cafes for the Au Bon Pain Division which were open as of the dates indicated.

                                   DEC. 30, 1995   DEC. 28, 1996   DEC. 27, 1997   DEC. 26, 1998   MAY 16, 1999
                                   -------------   -------------   -------------   -------------   ------------
Company-operated.................       192             177             160             151             147
Franchise-operated...............        29              48              96             114             120
                                        ---             ---             ---             ---             ---
Total............................       221             225             256             265             267
                                        ===             ===             ===             ===             ===

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to claims and legal action in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

    (a) Market Information.

    The Company's Class A Common Stock is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol PNRA. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated.

1998                                                             HIGH          LOW
----                                                          -----------   ---------
First Quarter...............................................  8 5/8         7 1/2
Second Quarter..............................................  11 5/8        8
Third Quarter...............................................  11 5/8        5 1/4
Fourth Quarter..............................................  7 5/16        4 1/8

1999                                                            HIGH         LOW
----                                                          ---------   ----------
First Quarter...............................................  7 1/8       5
Second Quarter..............................................  9           5
Third Quarter...............................................  7 5/8       6 3/16
Fourth Quarter..............................................  8 1/2       6 1/2

    On March 17, 2000, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $6.750.

    (b) Holders.

    On March 17, 2000, the Company had 1,383 holders of record of its Class A Common Stock and 80 holders of its Class B Common Stock.

    (c) Dividends.

    The Company has never paid cash dividends on its capital stock and has no intention of paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  FOR THE FISCAL YEARS ENDED
                                                     ----------------------------------------------------
                                                     DEC. 25,   DEC. 26,   DEC. 27,   DEC. 28,   DEC. 30,
                                                     1999(1)      1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Restaurant sales.................................  $156,738   $237,102   $233,212   $225,625   $216,411
  Franchise sales and other revenues...............     7,384      6,161      5,974      3,556      3,306
  Commissary sales to franchisees..................     7,237      6,397     11,704      7,753      6,749
                                                     --------   --------   --------   --------   --------
                                                      171,359    249,660    250,890    236,934    226,466
Costs and expenses:
  Cost of food and paper products..................    52,445     81,140     82,578     77,330     74,610
  Restaurant operating expenses....................    79,677    123,060    119,537    115,364    112,161
  Commissary cost of sales.........................     6,490      6,100      7,807      8,301      2,640
  Depreciation and amortization....................     6,379     12,667     16,862     16,195     14,879
  General and administrative.......................    17,104     18,769     16,417     14,979     12,818
  Non-recurring charges............................     5,545     26,236         --      4,435      8,500
                                                     --------   --------   --------   --------   --------
                                                      167,640    267,972    243,201    236,604    225,608
                                                     --------   --------   --------   --------   --------
Operating profit (loss)............................     3,719    (18,312)     7,689        330        858
Interest expenses, net.............................     2,745      6,396      7,204      5,140      3,363
Other (income) expense, net........................       735      1,445        212      2,513      2,016
Minority interest/(income).........................       (25)      (127)       (42)       (40)       (94)
Income (loss) before provision (benefit) for income
  taxes and extraordinary items....................       264    (26,026)       315     (7,283)    (4,427)
Provision (benefit) for income taxes...............       511     (5,532)    (1,492)    (2,918)    (2,813)
                                                     --------   --------   --------   --------   --------
Income (loss) before extraordinary items...........      (247)  $(20,494)  $  1,807   $ (4,365)  $ (1,614)
                                                     --------   --------   --------   --------   --------
Extraordinary loss on the early extinguishment of
  debt, net of tax of $197.........................       382         --         --         --         --
                                                     --------   --------   --------   --------   --------
Net income (loss)..................................  $   (629)  $(20,494)  $  1,807   $ (4,365)  $ (1,614)
                                                     ========   ========   ========   ========   ========
Per common share:
  Basic:
  Income (loss) before extraordinary item..........  $   (.02)  $  (1.72)  $    .15   $   (.37)  $   (.14)
  Net income (loss)................................  $   (.05)  $  (1.72)  $    .15   $   (.37)  $   (.14)
  Diluted:
  Income (loss) before extraordinary item..........  $   (.02)  $  (1.72)  $    .15   $   (.37)  $   (.14)
  Net income (loss)................................  $   (.05)  $  (1.72)  $    .15   $   (.37)  $   (.14)
Weighted average shares of common stock
  outstanding:
  Basic............................................    12,137     11,943     11,766     11,705     11,621
  Diluted..........................................    12,137     11,943     11,913     11,705     11,621
Comparable restaurant sales percentage increase for
  Company-operated bakery-cafes....................      3.3%(2)     2.1%      3.6%       0.7%       0.5%

--------------------------

(1) Includes the results of the Au Bon Pain Division until it was sold on May 16, 1999.

(2) 1999 comparable restaurant sales consist of Panera Bread Company bakery-cafes only.

                                                                            AS OF
                                                     ----------------------------------------------------
                                                     DEC. 25,   DEC. 26,   DEC. 27,   DEC. 28,   DEC. 30
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT COMPANY-OPERATED
                                                                      BAKERY-CAFES OPEN)
Consolidated Balance Sheet Data:
Working capital....................................  $ (3,215)  $ (8,239)  $    (58)  $ (1,748)  $    846
Total assets.......................................    91,029    153,618    186,516    196,428    193,018
Long-term debt, less current maturities............        --     34,089     42,527     49,736     42,502
Convertible subordinated notes.....................        --     30,000     30,000     30,000     30,000
Stockholders' equity...............................    73,246     73,327     92,274     90,056     93,238
Company-operated bakery-cafes open.................        81(3)      219       217        229        242

--------------------------

(3) Consists of Panera Bread Company-owned stores only at the end of 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

                                                                 FOR THE FISCAL YEARS ENDED
                                                           ---------------------------------------
                                                           DECEMBER 25   DECEMBER 26   DECEMBER 27
                                                              1999          1998          1997
                                                           -----------   -----------   -----------
Revenues:
  Restaurant sales.......................................      91.5%         95.0%         93.0%
  Franchise and other revenues...........................       4.3           2.5           2.4
  Commissary sales to franchisees........................       4.2           2.5           4.6
                                                              -----         -----         -----
    Total Revenues.......................................     100.0%        100.0%        100.0%
                                                              =====         =====         =====
Cost and Expenses:
  Restaurant cost of sales (1)
    Cost of food and paper products......................      33.4%         34.2%         35.4%
    Labor................................................      29.0          28.4          27.3
    Occupancy............................................       9.9          11.8          12.2
    Other................................................      12.0          11.7          11.8
                                                              -----         -----         -----
      Total Restaurant Cost of Sales.....................      84.3%         86.1%         86.7%
                                                              -----         -----         -----
Commissary cost of sales (2).............................      89.7%         95.4%         66.7%
Depreciation and amortization............................       3.7           5.1           6.7
General and administrative...............................      10.0           7.5           6.5
Non-recurring charges....................................       3.2          10.5            --
                                                              -----         -----         -----
Operating profit (loss)..................................       2.2          (7.3)          3.1
Interest expenses, net...................................       1.6           2.6           2.9
Other expense, net.......................................       0.4           0.3           0.1
Loss on sale of assets...................................        --           0.3            --
Minority interest........................................        --          (0.1)           --
                                                              -----         -----         -----
Income (loss) before income taxes and extraordinary
  item...................................................       0.2         (10.4)          0.1
Income tax provision (benefit)...........................       0.3          (2.2)         (0.6)
Income (loss) before extraordinary item..................      (0.1)         (8.2)          0.7
Extraordinary loss ffrom early extinguishment of debt,
  net of tax.............................................       0.2            --            --
                                                              -----         -----         -----
Net (loss)/income........................................      (0.4)%        (8.2)%         0.7%
                                                              =====         =====         =====

------------------------

(1) As a percentage of Company restaurant sales.

(2) As a percentage of commissary sales to franchisees.

INTRODUCTION

    Panera Bread Company (referred to as "the Company", "Panera Bread", or in the first person notation of "we", "us", and "our") began operations in October 1987 as the Saint Louis Bread Company with the opening of its first bakery-cafe in Saint Louis, Missouri. On December 22, 1993, the Saint Louis Bread Company was acquired by Au Bon Pain, Co., Inc. At the time of the acquisition the Saint Louis Bread Company had 19 company-operated bakery-cafes and one franchised unit. Through 1998, Saint Louis Bread Company continued to grow while owned by Au Bon Pain, expanding the concept into other markets through the opening of 51 Company owned bakery-cafes and 44 franchise-operated bakery-cafes. In August, 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation (the "Buyer"). The transaction was consummated on May 16, 1999 and is detailed more completely later in this document. The Company now consists of the Panera Bread/Saint Louis Bread Company bakery-cafes and its related franchise operations. At the end of fiscal year 1999, there were 81 company-owned (including two specialty bakery-cafes) and 100 franchised bakery-cafes operating in 24 states.

    The Company intends to continue to expand the number of company-owned and franchised restaurants. Our expansion strategy is to develop markets that complement our existing commissary operations enabling us to take advantage of operational and distribution efficiencies. In addition, we will continue to expand into new markets where an adequate return on capital can be obtained.

    The Company's commissary system is a significant competitive advantage for the Company. While requiring a major commitment of capital, the commissaries assure both consistent quality and supply of fresh dough products to both company-owned and franchised bakery-cafes. In order to develop a specific market with our concept, a commissary must be available to service the market. A commissary may begin operations by serving one bakery-cafe, however, as our target markets are developed and built out over time, the commissary becomes more efficient. In addition, the commissary system allows the company to control product quality for both company-owned and franchised bakery-cafes thereby increasing product consistency and enhancing brand identity. It is the intention of the Company to focus its immediate growth in areas that allow it to continue to gain efficiencies within its current commissary structure by focusing in areas that geographically complement markets already served by an existing commissary unit.

    The Company's revenues are derived from restaurant sales, commissary sales to franchisees and franchise and other revenues. Commissary sales to franchisees are the sales of commissary fresh dough products to our franchisees. Franchise and other revenues include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to restaurant sales. The cost of commissary sales relates to the sale of dough products to our franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

RESULTS OF OPERATIONS

    As noted earlier, in August 1998, the Board of Directors of Au Bon Pain entered into a Stock Purchase agreement whereby the Au Bon Pain Division was sold to ABP Corporation (the "Buyer"). On May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the fiscal year ended December 25, 1999, the Company has recorded a pre-tax loss of $5.5 million related to the transaction and a $0.6 million pre-tax ($0.4 million after-tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale. Results of operations in the third and fourth quarters of 1999 reflect the results of the Panera Bread Company as a stand alone entity while results of operations for the fiscal year ended December 25, 1999, also include the results of the divested Au Bon Pain Division for the period December 27, 1998, through May 16, 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

REVENUES

    Total restaurant sales from company-operated bakery-cafes declined 33.9% to $156.7 million in 1999 from $237.1 million in 1998. The reason for this decline was the sale of the Au Bon Pain Division as of May 16, 1999. As a stand-alone entity, Panera Bread's 1999 restaurant sales increased 25.7% to $97.4 million from $77.5 million in 1998. Several factors contributed to the growth in Panera Bread's restaurant sales including the opening of 12 new bakery-cafes in 1999, and a 3.3% increase in comparable restaurant sales.

    Franchise and other revenues rose to $7.4 million in 1999 from $6.2 million in 1998, a 19.4% increase. For Panera Bread on a stand-alone basis, franchise and other revenues rose to $6.4 million in 1999, from $3.5 million in 1998, an increase of 82.9%. This increase was primarily driven by a 170.6% rise in franchise royalties to $4.6 million in 1999 from $1.7 million in 1998. The increase in royalty activity can be attributed to the addition of 56 franchised bakery-cafes in 1999 and the higher sales volumes achieved in 1999. The average annualized sales volume for all franchised bakery-cafes in 1999 was $1.5 million compared to $1.3 million in 1998.

    During 1999, 4 franchise area development agreements were signed representing commitments for the development of 60 bakery-cafes. As of December 25, 1999, there were franchise commitments in place for the development of an additional 543 bakery-cafes. In 1999, the Company opened 68 new bakery-cafes including 12 company-owned and 56 franchised bakery-cafes representing a 57% increase in the number of bakery-cafes opened as of the end of fiscal year 1999 compared to prior year-end.

    Commissary sales to franchisees increased 12.5% in 1999 to $7.2 million from $6.4 million in 1998. On a stand-alone basis, Panera Bread's commissary sales to franchisees increased to $6.3 million in 1999, a 215.0% increase from 1998 sales of $2.0 million. The increase in sales to franchisees can be attributed to the addition of 56 franchised bakery-cafes in 1999 and higher bakery-cafe unit volumes achieved in 1999.

COSTS AND EXPENSES

    The cost of food and paper products was $52.4 million, or 33.4% of Company restaurant sales, in 1999 compared to $81.1 million, or 34.2% of Company restaurant sales, in 1998. The cost of food and paper products does not include food costs that are associated with the commissary operations that sell fresh dough products to franchised bakery-cafes. The primary reason for the decline was that the Au Bon Pain units historically ran at a higher food cost percentage than the Panera Bread units. With the sale of the Au Bon Pain Division in May, 1999, the full year results were more heavily weighted to the Panera Bread units.

    The costs associated with the sale of fresh dough products to franchises are included in commissary cost of sales, and include the cost of sales, salaries, benefits, and other operating expenses, excluding depreciation associated with the sale of fresh dough products to our franchisees. In 1999, commissary cost of sales as a percentage of commissary sales to franchisees declined to 89.7% from 95.4% in 1998. The decline is due to the commissaries becoming more efficient as they service more bakery-cafes. Only one new commissary was opened in 1999 while Panera Bread added 68 new bakery-cafes on a system-wide basis.

    The cost of labor as a percentage of restaurant revenues increased to 29.0% in 1999 from 28.4% in 1998. The overall increase in labor for the year is primarily due to an increase in the average hourly wage rate driven by low unemployment and a highly competitive labor market.

    The cost of occupancy as a percentage of restaurant revenue decreased to 9.9% in 1999 from 11.8% in 1998. The decrease is due primarily to increased sales volumes at company-operated bakery-cafes and the sale of the Au Bon Pain Division, which had historically run higher occupancy costs due to their locations in the downtown areas of larger cities.

    Other restaurant operating expenses increased as a percentage of restaurant revenues to 12.0% in 1999 from 11.7% in 1998. The increase is primarily due to increases in the fixed costs associated with the opening of 12 new bakery-cafes in 1999 and a small increase in advertising at the Panera Bread bakery-cafes during the year.

    Depreciation and amortization decreased as a percentage of total revenue to 3.7% in 1999 from 5.1% in 1998. The decrease was primarily due to the sale of the Au Bon Pain Division assets and to the suspension of depreciation and amortization associated with those assets held for sale after August 12, 1998.

    General and administrative expenses increased as a percentage of total revenues to 10.0% in 1999 from 7.5% in 1998. The increase included a charge for transitional overhead services provided to Panera Bread by the buyer of the Au Bon Pain business unit through the end of the year at the same time that Panera Bread was experiencing increased costs associated with building its accounting and information systems infrastructure.

    Operating income (loss) increased to $3.7 million in 1999 from $(18.3) million in 1998. Operating income in 1999 was reduced by a $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division. Operating income in 1999 was increased by $4.7 million due to the elimination of depreciation and amortization expense associated with the Au Bon Pain Division assets sold in 1999. The operating loss in 1998 included non-recurring charges recorded by the Company of $26.2 million, including a charge of $24.2 million, related principally to the write down of certain assets under Statement of Financial Accounting Standards, 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121") related to the planned sale of assets and the closing of eight underperforming Au Bon Pain cafes and one Panera Bread bakery-cafe. Operating income in 1998 was favorably impacted by approximately $4.5 million as a result of the suspension of depreciation and amortization of the Au Bon Pain Division assets held for sale as of August 12, 1998, the date of the agreement to sell that business. Before the non-recurring charges and suspension of depreciation and amortization, operating income increased by 32.4% in 1999 to $4.5 million in 1999 from $3.4 million in 1998.

    Interest expense as a percentage of total revenue decreased to 1.6% in 1999 from 2.6% in 1998. This reduction is due primarily to the repayment of the Company's outstanding debt with the proceeds of the sale of the Au Bon Pain Division.

    In connection with the early extinguishment of debt, the Company recorded a $.4 million extraordinary loss net of $.2 million of taxes. The debt was repaid with the proceeds from the sale of the Au Bon Pain Division.

INCOME TAXES

    The income tax provision was $.5 million in 1999 compared to an income tax benefit of $5.5 million in 1998. The 1999 effective tax rate was 194% primarily due to State income taxes, the non-deductible meals and entertainment allowance as well as non-deductible goodwill. The $5.5 million benefit in 1998 was primarily due to a $24.2 million charge taken to write-down the value of the Au Bon Pain Division assets in connection with the sale offset principally by a valuation allowance related to state net operating loss carryforwards and capital losses related to the sale.

    As of December 25, 1999, the Company had federal net operating loss carryforwards of approximately $24.8 million, as well as approximately
$4.9 million of federal tax credit carryforwards available to reduce future income taxes. The federal net operating loss carryforwards expire principally in the year 2018. The tax credit carryforwards include approximately $3.7 million of federal Alternative Minimum Tax Credits which have an indefinite life and $1.2 million of federal jobs tax credits which expire in the years beginning with 2009-2010. The Company provided a valuation allowance of $4.7 million to reduce its deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on the Sale of the Au Bon Pain Division and the expectation that certain deferred state tax assets will be unrealizable following the Sale. The Company reevaluates the positive and negative evidence impacting the realization of its deferred tax assets on an annual basis.

NET LOSS

    The net loss in 1999 was $.6 million compared to a net loss of $20.5 million in 1998. The net loss in 1999 included a $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division and a $.4 million after tax extraordinary loss from the early extinguishment of debt from the proceeds from the sale. 1998's results included a $26.2 million charge taken as a result of the write-down of the value of the Au Bon Pain Division assets in connection with the sale as well as closure of eight underperforming Au Bon Pain Cafes and one Panera Bread Bakery Cafe.

    Other than the non-recurring charges, net income in 1999 was higher than 1998 primarily due to higher operating earnings and lower interest expense.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

REVENUES

    Total restaurant sales from Company-operated bakery-cafes increased 1.7% to $237 million in 1998 from $233 million in 1997 and other revenue decreased 29% to $12.6 million in 1998 from $17.7 million in 1997.

    Total restaurant sales for Panera Bread as a stand-alone entity increased to $77.5 million in 1998 from $67.2 million in 1997, an increase of 15.3%, and other revenue associated with the Company increased to $5.5 million in 1998 from $3.1 million in 1997, an increase of 77%. The growth in restaurant sales was due to several factors, including incremental sales of $4.5 million generated from the opening of 11 new Panera Bread-operated bakery-cafes opened during 1998 and 6 Panera Bread-operated bakery-cafes opened during 1997 and strong comparable restaurant sales growth of 3.63%, on top of the 9.3% increase in 1997. Other revenue growth was impacted by an increase in franchise fees and royalties to $3.5 million in 1998 compared to $2.2 million in 1997, driven by the execution of new franchise area development agreements, fees from opening new franchise locations and higher royalty income. Commissary sales to franchises decreased to $6.4 million in 1998 from $11.7 million in 1997. The decrease was primarily due to the sale of the Mexico, Missouri plant to Bunge Foods in March, 1998. As a result, a third party was selling product to franchisees instead of the Company.

    Sales from Company-owned restaurants in the Au Bon Pain Division decreased 3.8% to $159.6 million compared to $166.0 million in 1997, and other revenue associated with the Au Bon Pain Division decreased 51% to $7.1 million compared to $14.6 million in 1997. An increase in comparable restaurant sales of 1.5% was more than offset by the effect of the disposition throughout 1997 and 1998 of a number of underperforming bakery-cafes and the franchising of 11 Company-owned restaurants in the third quarter of 1997. The decrease in other revenue was principally due to a decrease in wholesale sales to $3.1 million in 1998, down from $8.5 million in 1997, due to the sale of the wholesale frozen dough business included in the sale of the Mexico, Missouri manufacturing facility.

COSTS AND EXPENSES

    The cost of food and paper products was $81.1 million, or 34.2% of Company restaurant sales in 1998 compared to $82.6 million, or 35.4% of Company restaurant sales in 1997. The cost of food and paper products does not include costs that are associated with the commissary operations that sell fresh dough products to franchisees. The costs associated with those sales are included in commissary costs of sales. Commissary cost of sales increased from 66.7% in 1997 to 95.4% in 1998. The increase was due to sale of the Mexico, Missouri production facility in the first quarter of 1998.

    Labor costs as a percentage of restaurant sales increased to 28.4% in 1998 from 27.3% in 1997. The overall increase is due primarily to an increase in the average hourly wage driven by a highly competitive labor market.

    Occupancy costs as a percentage of restaurant sales decreased to 11.8% in 1998 from 12.2% in 1997. This decrease was primarily due to an increase in restaurant sales and the closing of nine Au Bon Pain Division cafes in 1998.

    Other operating expenses remained relatively stable at 11.8% of restaurant sales in 1997 versus 11.7% in 1998.

    During 1998, the Company recorded $2.0 million in non-recurring, non-cash charges to write-down the book value of eight underperforming Au Bon Pain Division cafes whose leases expired in 1998 and were not renewed, and to record the closing of one Saint Louis Bread/Panera Bread location. The charge is included as a separate component of operating expenses and includes a $1.6 million fixed asset write-down and a $0.4 million other asset write-down.

    In the first quarter of 1998 the Company sold the Mexico, Missouri production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. In conjunction with the sale, the Au Bon Pain Division and the Saint Louis Bread Co. Division entered into five-year supply agreements with Bunge for the supply of substantially all their frozen dough needs, excluding bagels, for their domestic bakery-cafes. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's results of operations.

    Operating income/(loss) decreased to $(18.3) million in 1998 from $7.7 million in 1997. Operating loss in 1998 included non-recurring charges recorded by the Company of $26.2 million, including a charge of $24.2 million, related principally to the write-down of certain assets under Statement of Financial Accounting Standards, 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"), related to the planned sale of assets, and the closing of eight under-performing Au Bon Pain Division cafes and one Saint Louis Bread/Panera Bread bakery-cafe. Operating income in 1998 was favorably impacted by approximately $4.5 million due to the suspension of depreciation and amortization of the Au Bon Pain Division assets held for sale as of August 12, 1998, the date of the agreement to sell that business. Before the non-recurring charges and suspension of depreciation and amortization, operating income decreased 55% in 1998 to $4.3 million below 1997.

    The decline in operating income (before non-recurring charges and suspension of depreciation) was a result of lower contribution in the Au Bon Pain Division of $4.3 million, as the Saint Louis Bread Co. Division contribution was essentially the same in 1998 versus 1997. The lower contribution in the Au Bon Pain Division was due to several factors. First, the comparable restaurant sales of 1.5% produced a negative leverage against the normal inflationary cost elements, reducing contribution. Second, results were impacted by inefficiencies in the manufacturing facility prior to the sale at the end of the first quarter of 1998. In addition, the level of franchise contribution from the Au Bon Pain International & Trade Channels area was reduced by 55% due both to the Asian economic crisis and to the pending sale of the Au Bon Pain Division overall.

    Before the non-recurring charge, operating profit in the Saint Louis Bread Co. Division in 1998 was essentially the same at $6.5 million compared to 1997, as increases in store profit from Company-owned cafes and greater franchise income in 1998 were largely offset by higher overhead costs, particularly related to the field organization which increased approximately $1.4 million over 1997, and an increase in commissary infrastructure expenses, in anticipation of the projected growth in both the Company-owned and franchise operated cafes.

    During 1998, 12 Saint Louis Bread Co. Division franchise area development agreements were signed and 4 existing agreements were amended, representing commitments for the development of 259 bakery-cafes and increasing the number of franchise commitments to a total of 562 remaining bakery-cafes to be developed. In addition, 37 Saint Louis Bread Co. Division bakery-cafes were opened in 1998, including 11 company-owned cafes and 26 franchise-operated cafes. Within the Au Bon Pain Division, 27 franchise-operated units were opened in 1998.

INCOME TAXES

    The income tax benefit was $5.5 million in 1998 compared to $1.5 million in 1997. The 1998 effective income tax benefit of 21.3% was primarily due to the $24.2 million charge taken to write down the value of the Au Bon Pain Division assets in connection with the sale, offset principally by a valuation allowance related to state net operating loss carryforwards and capital losses related to the sale.

NET INCOME (LOSS)

    Lower operating income in 1998 versus 1997, as well as a $26.2 million charge taken as a result of the writedown of the value of the Au Bon Pain assets in connection with the sale as well as closure of eight underperforming Au Bon Pain Cafes and one Panera Bread Bakery-Cafe partially offset by deferred tax benefits and lower interest costs incurred in 1998, produced a significant decrease in net income for the year ended December 26, 1998. The net loss for the year ended December 26, 1998 was $(20.5) million versus net income of $1.8 million for the year ended December 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were unchanged at $1.9 million at December 25, 1999, versus $1.9 million at December 26, 1998. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities, and bank borrowings.

    Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. In the second quarter of 1999 the Company repaid all of its outstanding debt with the proceeds from the Sale. In connection with the early retirement of debt, in the second quarter of 1999, the Company recorded an after tax extraordinary non-cash charge of approximately $.4 million.

    Concurrently with the sale of the Au Bon Pain business unit effective
May 16, 1999, the Company amended its existing credit facility to reduce the unsecured revolving line of credit to $10.0 million, reflecting reduced needs for debt financing. Amounts outstanding under the amended facility bear interest at either LIBOR plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of December 25, 1999, the Company had $9.4 million available to it under the $10.0 million revolving line of credit, reduced by a $0.6 million outstanding standby letter of credit.

    Excluding the non-recurring charges, operating income plus depreciation and amortization was $16.0 million in 1999 versus $21.2 million in 1998. A total of $6.7 million was provided by operating activities in 1999 compared to $20.5 million in 1998. In 1999, funds provided by operating activities decreased primarily as a result of a decrease in depreciation, and an increase in accounts receivable. This decrease was partially offset in an increase in deferred revenue of $2.0 million related to an upfront payment received from a soft drink provider.

    The Company received $57.3 million and utilized $11.2 million for investing activities in 1999 and 1998, respectively. The investing activities in 1999 consisted primarily of additions to property and equipment, and the sale of the assets of the Au Bon Pain business unit. The Company used the proceeds of the sale to repay its outstanding debt.

    Total capital expenditures in 1999 of $15.3 million were related primarily to the opening of 12 new company-operated bakery-cafes, the construction of 1 commissary, and to maintaining or remodeling the existing bakery-cafes. The expenditures were mainly funded by net cash from operating activities of $6.7 million, and cash remaining from the sale of the Au Bon Pain business unit after repayment of all outstanding debt.

    The Company utilized $63.9 million and $8.3 million from financing activities in 1999 and 1998, respectively. The financing activities in 1999 included repayment of all outstanding debt with the proceeds from the sale of Au Bon Pain, proceeds from and payments on the revolving line of credit, and the issuance of common stock under the Company's employee stock option and employee stock purchase plan. The financing activities in 1998 included proceeds from and principal payment on long term debt, and the issuance of common stock under the Company's employee stock option and employee stock purchase plans.

    The Company had a working capital deficit of $3.2 million and $8.2 million for the years ended December 25, 1999, and December 26, 1998, respectively. The decrease in the deficit in 1999 was primarily due to an increase in deferred income taxes, a decrease in assets held for sale in connection with the sale of the Au Bon Pain Division partially offset by an increase in accrued expenses. The Company has experienced no short term or long term liquidity difficulties having been able to finance its operations through internally generated cash flow and its revolving line of credit.

    In 2000, the Company currently anticipates spending approximately
$16-17 million principally for the opening of new bakery-cafes, the opening of one to two additional commissaries, and for maintaining and remodeling existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow.

YEAR 2000 ISSUE

    The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurred, certain date-sensitive systems had to recognize the year as 2000, not as 1900. This inability to recognize and properly treat the year as 2000 could have caused these systems to process critical financial and operational information incorrectly. In prior years, we discussed our plans and progress to be Year 2000 ready. We completed the installation, implementation, and testing of our systems in late 1999, and made modifications as deemed necessary. As a result of our planning and implementation efforts, we experienced no significant disruptions in business critical information technology and non-information technology systems, and the Company believes these systems responded successfully to the Year 2000 date change. In addressing the Year 2000 issue, the Company incurred internal labor costs as well as consulting and other expenses. As of December 25, 1999, the Company expended approximately $725,000 in external costs (consulting fees and related costs). We are not aware of any material problems resulting from Year 2000 issues regarding our internal systems, the products and services of third parties, or the businesses operated by our franchisees. The Company will continue to monitor date-sensitive systems as certain key dates occur throughout the year to ensure that any Year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

    In the past, the Company has been able to recover inflationary cost and commodity price increases through increased menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.

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

FORWARD LOOKING STATEMENTS

    Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate", "project", "anticipates", "expects", "intends", "believes", "future", and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company's operating results may be negatively affected by many factors, included but not limited to the lack of availability of sufficient capital to it and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

RECENT ACCOUNTING PRONOUNCEMENTS

None which will have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at December 25, 1999. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. Panera Bread has no foreign operations and accordingly, no foreign exchange rate fluctuation risk. The Au Bon Pain Division did have foreign operations; however, these were sold with the Au Bon Pain Division on May 16, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following described consolidated financial statements of the Company are included in response to this item:

    Report of Independent Accountants.

    Consolidated Balance Sheets as of December 25, 1999, and December 26, 1998.

    Consolidated Statements of Operations for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Consolidated Statements of Cash Flows for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Consolidated Statements of Stockholders' Equity for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Notes to Consolidated Financial Statements.

    Valuations and Qualifying Accounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF PANERA BREAD COMPANY

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 25, 1999, and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 19, 2000

                              PANERA BREAD COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 1,936       $  1,860
  Accounts receivable, less allowance of $197 and $208 in
    1999 and 1998, respectively.............................       2,686          1,302
  Inventories (Note 3)......................................       1,880          1,662
  Prepaid expenses..........................................         484          1,781
  Refundable income taxes...................................          98            115
  Deferred income taxes (Note 10)...........................       5,473          1,500
                                                                 -------       --------
    Total current assets....................................      12,557          8,220
                                                                 -------       --------
Property and equipment, net (Note 4)........................      47,191         38,856
Other assets:
  Assets held for sale, net, non-current (Note 5)...........          --         69,395
  Notes receivable..........................................          35             20
  Intangible assets, net of accumulated amortization of
    $5,932 and $4,944 in 1999 and 1998 respectively.........      18,779         19,787
  Deferred financing costs..................................          88            768
  Deposits and other (Note 11)..............................       3,960          4,138
  Deferred income taxes (Note 10)...........................       8,419         12,434
                                                                 -------       --------
    Total other assets......................................      31,281        106,542
                                                                 -------       --------
    Total assets............................................     $91,029       $153,618
                                                                 =======       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................     $ 3,535       $  4,020
  Liabilities held for sale, net (Note 5)...................          --          6,469
  Accrued Expenses (Note 6).................................      12,237          5,929
  Current maturities of long term debt......................          --             41
                                                                 -------       --------
    Total current liabilities...............................      15,772         16,459
Deferred revenue (Note 17)..................................       2,011             --
Long term debt, less current maturities (Note 7)............          --         34,089
Convertible subordinated notes (Note 8).....................          --         30,000
                                                                 -------       --------
    Total liabilities.......................................      17,783         80,548
Minority interest...........................................          --           (257)
Commitments and contingencies (Note 9)......................          --             --
Stockholders' equity (Note 12):
Common stock, $.0001 par value:
Class A, shares authorized 50,000,000; issued and
  outstanding 10,630,717 and 10,518,213 in 1999 and 1998,
  respectively..............................................           1              1
Class B, shares authorized 2,000,000; issued and outstanding
  1,535,821 and 1,557,658 in 1999 and 1998, respectively....          --             --
Additional paid-in capital..................................      70,581         70,033
Retained earnings...........................................       2,664          3,293
                                                                 -------       --------
    Total stockholders' equity..............................      73,246         73,327
                                                                 -------       --------
    Total liabilities and stockholders' equity..............     $91,029       $153,618
                                                                 =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Revenues:
  Restaurant sales......................................    $156,738       $ 237,102      $233,212
  Franchise and other revenues..........................       7,384           6,161         5,974
  Commissary sales to franchisees.......................       7,237           6,397        11,704
                                                            --------       ---------      --------
      Total revenue.....................................     171,359         249,660       250,890
                                                            --------       ---------      --------
Costs and expenses:
  Restaurant Expenses:
    Cost of food and paper products.....................      52,445          81,140        82,578
    Labor...............................................      45,385          67,218        63,593
    Occupancy...........................................      15,552          28,016        28,514
    Other operating expenses............................      18,740          27,826        27,430
                                                            --------       ---------      --------
                                                             132,122         204,200       202,115
  Commissary cost of sales..............................       6,490           6,100         7,807
  Depreciation and amortization.........................       6,379          12,667        16,861
  General and administrative expenses...................      17,104          18,769        16,418
  Non-recurring charge (Note 5).........................       5,545          26,236            --
                                                            --------       ---------      --------
      Total costs and expenses..........................     167,640         267,972       243,201
                                                            --------       ---------      --------
Operating profit (loss).................................       3,719         (18,312)        7,689
Interest expense, net...................................       2,745           6,396         7,204
Other expense, net......................................         735             710           212
Loss on sale of assets..................................          --             735            --
Minority interest.......................................         (25)           (127)          (42)
                                                            --------       ---------      --------
Income (loss) before income taxes and extraordinary
  item..................................................         264         (26,026)          315
Income tax provision (benefit) (Note 10)................         511          (5,532)       (1,492)
                                                            --------       ---------      --------
Income (loss) before extraordinary item.................        (247)        (20,494)        1,807
Extraordinary loss from early extinguishments of debt,
  net of tax of $197....................................         382              --            --
                                                            --------       ---------      --------
Net Income (loss).......................................    $   (629)      $ (20,494)     $  1,807
                                                            ========       =========      ========
Per common share:
Basic:
  Income (loss) before extraordinary item...............    $   (.02)      $   (1.72)     $    .15
  Net income (loss).....................................    $   (.05)      $   (1.72)     $    .15

Diluted:
  Income (loss) before extraordinary item...............    $   (.02)      $   (1.72)     $    .15
  Net income (loss).....................................    $   (.05)      $   (1.72)     $    .15

Weighted average shares of common stock outstanding
  Basic.................................................      12,137          11,943        11,766
  Diluted...............................................      12,137          11,943        11,913

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                FOR THE FISCAL YEARS ENDED
                                                              ------------------------------
                                                              DEC. 25,   DEC. 26,   DEC. 27,
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operations:
  Net income (loss).........................................  $   (629)  $(20,494)  $ 1,807
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     6,379     12,667    16,861
  Amortization of deferred financing costs..................       406        683       619
  Provision for losses on accounts receivable...............        93         56        49
  Minority interest.........................................       (25)      (127)      (42)
  Deferred income taxes.....................................        42     (6,589)   (1,883)
  Loss on early extinguishment of debt......................       382         --        --
  Gain on sale of assets....................................        --         --      (986)
  Gain on sale of investment................................        --         --      (930)
  Non-recurring charge......................................     5,545     26,236        --
  Loss on disposal of assets................................        --        735       308
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (1,596)        15    (1,185)
  Inventories...............................................       (65)       212      (294)
  Prepaid expense...........................................    (3,560)      (535)      952
  Refundable income taxes...................................        --        480     1,521
  Accounts payable..........................................    (3,037)     4,069    (4,070)
  Accrued expenses..........................................       769      3,104       769
  Deferred revenue..........................................     2,011         --        --
                                                              --------   --------   -------
    Net cash provided by operating activities...............     6,715     20,512    13,496
                                                              --------   --------   -------
Cash flows from investing activities:
  Additions to property and equipment.......................   (15,306)   (21,706)  (14,681)
  Proceeds from sale of assets..............................    72,163     12,694     6,044
  Proceeds from sale of investment..........................        --         --     2,000
  Change in cash included in net current liabilities held
    for sale................................................      (466)    (1,305)       --
  Payments received on notes receivable.....................       114        240       139
  Increase in intangible assets.............................       (50)      (139)     (122)
  Increase in deposits and other............................       855       (956)   (1,058)
  Increase in notes receivable..............................       (30)       (45)       --
                                                              --------   --------   -------
    Net cash provided by (used in) investing activities.....    57,280    (11,217)   (7,678)
                                                              --------   --------   -------
Cash flow from financing activities:
  Exercise of employee stock options........................        96      1,203       168
  Proceeds from long-term debt issuance.....................    41,837     75,418    57,530
  Principal payments on long-term debt......................  (106,073)   (84,253)  (65,003)
  Proceeds from issuance of common stock....................       148        268       243
  Common stock issued for employee stock bonus..............       304         --        --
  Increase in deferred financing costs......................      (110)      (506)     (189)
  Increase (decrease) in minority interest..................      (121)      (418)     (293)
                                                              --------   --------   -------
    Net cash used in financing activities...................   (63,919)    (8,288)   (7,544)

Net increase (decrease) in cash and cash equivalents........        76      1,007    (1,726)
Cash and cash equivalents at beginning of year..............     1,860        853     2,579
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  1,936   $  1,860   $   853
                                                              ========   ========   =======

Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $  4,250   $  5,544   $ 6,602
    Income taxes............................................  $    241   $    268   $   700
  Note received from sale of property and equipment.........  $     --   $     --   $ 2,591

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED

   DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997 (IN THOUSANDS)

                                                                                  PREFERRED STOCK
                                                  COMMON STOCK                      $.0001 PAR
                                                $.0001 PAR VALUE                       VALUE
                                    -----------------------------------------   -------------------
                                          CLASS A               CLASS B               CLASS B         ADDITIONAL
                                    -------------------   -------------------   -------------------    PAID-IN     RETAINED
                                     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS
                                    --------   --------   --------   --------   --------   --------   ----------   --------
Balance, Dec. 28, 1996............   10,067      $  1      1,647       $ --        20        $ --       $68,075    $ 21,980
Exercise of employee stock
  options.........................       23                                                                 152
Income tax benefit related to
  stock option plan...............                                                                           16
Issuance of common stock..........       40                                                                 243
Conversions of Class B to Class
  A...............................       37                  (37)
Conversions of preferred stock to
  Class A common stock............       20                                       (20)
Net income........................                                                                                    1,807
                                    -------      ----      -----       ----       ---        ----       -------    --------

Balance, Dec. 27, 1997............   10,187      $  1      1,610       $ --         0        $ --       $68,486    $ 23,787

Exercise of employee stock
  options.........................      178                                                               1,204
Income tax benefit related to
  stock option plan...............                                                                           75
Exercise of Warrants..............                                                                         (323)
Issuance of common stock..........      101                                                                 591
Conversions of Class B to Class
  A...............................       52                  (52)
Net loss..........................                                                                                  (20,494)
                                    -------      ----      -----       ----       ---        ----       -------    --------
Balance, Dec. 26, 1998............   10,518      $  1      1,558       $ --        --        $ --       $70,033    $  3,293
Exercise of employee stock
  options.........................       14                                                                  96
Issuance of common stock..........       29                                                                 148
Issuance of common stock for
  employee bonus..................       48                                                                 304
Conversions of Class B to Class
  A...............................       22                  (22)
Net loss..........................                                                                                     (629)
                                    -------      ----      -----       ----       ---        ----       -------    --------
Balance, Dec. 25, 1999............   10,631      $  1      1,536       $ --        --        $ --       $70,581    $  2,664
                                    =======      ====      =====       ====       ===        ====       =======    ========


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance, Dec. 28, 1996............    $ 90,056
Exercise of employee stock
  options.........................         152
Income tax benefit related to
  stock option plan...............          16
Issuance of common stock..........         243
Conversions of Class B to Class
  A...............................
Conversions of preferred stock to
  Class A common stock............
Net income........................       1,807
                                      --------
Balance, Dec. 27, 1997............    $ 92,274
Exercise of employee stock
  options.........................       1,204
Income tax benefit related to
  stock option plan...............          75
Exercise of Warrants..............        (323)
Issuance of common stock..........         591
Conversions of Class B to Class
  A...............................
Net loss..........................     (20,494)
                                      --------
Balance, Dec. 26, 1998............    $ 73,327
Exercise of employee stock
  options.........................          96
Issuance of common stock..........         148
Issuance of common stock for
  employee bonus..................         304
Conversions of Class B to Class
  A...............................
Net loss..........................        (629)
                                      --------
Balance, Dec. 25, 1999............    $ 73,246
                                      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

    Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names "Panera Bread Company" and "Saint Louis Bread Company". Up until the year ended December 26, 1998, the Company operated under the name Au Bon Pain Co., Inc. and consisted of two retail bakery-cafe businesses and two franchising businesses operating under the concept names "Au Bon Pain" and "Saint Louis Bread Company". Included in franchise sales and other revenues are sales of product to franchisees and others of $7.2 million, $6.4 million and $11.7 million for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

2. SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    For the year ended December 25, 1999, the consolidated financial statements consist of the accounts of Panera Bread Company, Panera Bread Company, Inc., a wholly owned subsidiary, and ABP Midwest Manufacturing Co, Inc., a wholly owned subsidiary and Au Bon Pain Co., Inc. and ABP Holdings, Inc., which were both wholly owned subsidiaries through the date of their sale on May 16, 1999 (See
Note 5). For the years ended December 26, 1998 and December 27, 1997, the consolidated statements include the accounts of Au Bon Pain Co., Inc., ABP Holdings, Inc., a wholly owned subsidiary, Saint Louis Bread Company, Inc. ("Saint Louis Bread"), a wholly owned subsidiary, ABP Midwest Manufacturing Co., Inc, a wholly owned subsidiary, and investments in joint ventures in which a majority interest is held (the "Company"). All intercompany balances and transactions have been eliminated. Due to the pending sale of the Au Bon Pain Division (see Note 5), the assets and liabilities of that business were presented on a net current and non-current basis in the December 26, 1998 balance sheet. The Company operates in one material business segment, the retail bakery-cafe business.

PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain items in the prior year financial statements have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

    Substantially all accounts receivable are due from franchisees for purchases of food and paper products and for royalties from December sales. The Company generally does not require collateral and

                              PANERA BREAD COMPANY

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) maintains reserves for potential uncollectable accounts, which in the aggregate have not exceeded management's expectation.

INVENTORIES

    Inventories, which consist of food products, paper goods and supplies, smallwares and promotional items are valued at the lower of cost, or market, determined under the first-in, first-out method.

PROPERTY, EQUIPMENT AND LEASEHOLDS

    Property, equipment and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining terms of the leases (including available option periods).The estimated useful lives used for financial statement purposes are:

Machinery and equipment.....................................  3-10 years
Furniture and fixtures......................................  3-10 years
Leasehold improvements......................................  10-23 years
Signs.......................................................  10 years

    Interest is capitalized in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $96,279, $114,928 and $70,780 in 1999, 1998 and 1997, respectively.

    Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired at the original acquisition of the Company. Goodwill is amortized on a straight-line basis over twenty-five years. Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income from acquired businesses with the carrying value of the related intangibles. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors.

INCOME TAXES

    The provision for income taxes is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              PANERA BREAD COMPANY

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING COSTS

    Costs incurred in connection with obtaining debt financing are amortized over the terms of the related debt.

FRANCHISE AND DEVELOPMENT FEES

    Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties, both domestically and internationally. Fees from the sale of area development rights are fully recognized as revenue upon completion of all commitments related to the agreements. Fees from the sale of individual franchise locations are fully recognized as revenue upon the commencement of franchise operations.

CAPITALIZATION OF CERTAIN DEVELOPMENT COSTS

    The Company capitalizes certain expenses associated with the development and construction of new store locations. Capitalized costs of $.8 million and $2.2 million as of December 25, 1999 and December 26, 1998, respectively, are recorded as part of the asset to which they relate and are amortized over the asset's useful life.

ADVERTISING COSTS

    Advertising costs are expensed when incurred. The Company incurred advertising costs in the amount of $1.8 million, $1.9 million and $2.0 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

PRE-OPENING COSTS

    All pre-opening costs associated with the opening of new retail locations are expensed when incurred.

FISCAL YEAR

    The Company's fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 52 weeks for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

EARNINGS PER SHARE DATA

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

                              PANERA BREAD COMPANY

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                              DECEMBER 25, 1999   DECEMBER 26, 1998
                                              -----------------   -----------------
Commissaries................................       $  178              $  131
Bakery-cafes................................          729                 590
Paper goods.................................          134                 113
Smallwares..................................          768                 767
Other.......................................           71                  61
                                                   ------              ------
                                                   $1,880              $1,662
                                                   ======              ======

4. PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following (in thousands):

                                              DECEMBER 25, 1999   DECEMBER 26, 1998
                                              -----------------   -----------------
Leasehold improvements......................       $33,080             $25,621
Machinery and equipment.....................        21,995              15,366
Furniture and fixtures......................         6,350               5,345
Construction in progress....................         2,701               3,603
Signage.....................................         1,320                 968
                                                   -------             -------
                                                    65,446              50,903
Less accumulated depreciation and
  amortization..............................        18,255              12,047
                                                   -------             -------
Property and equipment, net.................       $47,191             $38,856
                                                   =======             =======

    The Company recorded depreciation expense related to these assets of $5.4 million and $5.0 million and $15.4 million in 1999, 1998 and 1997, respectively.

5. SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES

    The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. ("ABPH") entered into a Stock Purchase Agreement dated August 12, 1998 and amended October 28, 1998 with ABP Corporation (the "Buyer"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Company's Au Bon Pain Division business (the "Au Bon Pain Division") and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the "Sale"). The Sale was effective
May 16, 1999 for $73 million in cash before contractual purchase price adjustments of approximately $1 million. The Company, which now consists of the Panera Bread/Saint Louis Bread Co. Business Unit only, has been renamed Panera Bread Company. The proceeds from the sale were used to repay all outstanding debt and provide cash for growth. In addition, the Company recorded an extraordinary loss net of taxes of $0.4 million associated with the early extinguishment of debt outstanding in the second quarter of 1999.

    In conjunction with the sale, the Company recorded a non-cash, non-recurring, pre-tax charge of $5.5 million in the first quarter of 1999 and $24.2 million in 1998. This charge was to reflect a write-down under Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121"). The charge is included as a separate

                              PANERA BREAD COMPANY

5. SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES (CONTINUED) component of operating expenses. The non-cash charge was taken to record an impairment for long lived assets to be disposed of as a result of the agreement entered into for the subsequent sale of the Au Bon Pain Division. Operating income for the years ended December 25, 1999, and December 26, 1998, were favorably impacted by $4.7 million and $4.5 million due to the suspension of depreciation and amortization associated with the Au Bon Division assets held for sale after August 12, 1998.

    The assets and liabilities of the Au Bon Pain Division were presented in the consolidated balance sheet as of December 26, 1998 as assets held for sale, non-current, net, and as current liabilities, net, and included the following:

                                                              DECEMBER 26, 1998
                                                              -----------------
                                                                   (000'S)
Current assets:
  Cash and cash equivalents.................................       $ 1,305
  Accounts receivable.......................................         5,584
  Inventories...............................................         5,011
  Other current assets......................................           (98)
                                                                   -------
    Total current assets....................................        11,802

Current liabilities:
  Accounts payable..........................................         7,120
  Accrued expenses..........................................        11,151
                                                                   -------
    Total liabilities.......................................        18,271

Net current liabilities.....................................       $ 6,469
                                                                   =======

Non-current assets:
  Property and equipment
    Leasehold improvements..................................       $71,679
    Machinery and equipment.................................        53,920
    Furniture and fixtures..................................        13,717
    Other...................................................         3,506
  Accumulated depreciation and amortization.................       (83,281)
                                                                   -------
    Property and equipment, net.............................        59,541

Other assets:
  Notes receivable..........................................         4,097
  Deposits and other........................................         5,757
                                                                   -------
    Total other assets......................................         9,854

Total non-current assets....................................       $69,395
                                                                   =======

    Restaurant sales and net operating loss (before non-recurring charges and the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale as of December 26, 1998 were $159.6 million and $3.0 million, respectively. In fiscal year 1999, revenues and net operating income (before non-recurring charges and the suspension of depreciation and amortization) in the Au Bon Pain Division through the time of its sale on May 16, 1999, were $51.5 million and $3.2 million respectively.

    During 1998, the Company recorded $2.0 million in non-recurring, non-cash charges in accordance with SFAS 121, to write-down the book value of eight underperforming Au Bon Pain stores whose leases

                              PANERA BREAD COMPANY

5. SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES (CONTINUED) expired in 1998 and were not renewed, and to record the closing of one Panera Bread location. The charge is included as a separate component of operating expenses and includes a $1.6 million fixed asset write-down and a $0.4 million other asset write-down.

    In the first quarter of 1998 the Company sold the Mexico, Missouri production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. The Company recognized a pre-tax loss on the sale of the facility of approximately $735,000 in the Company's results of operations.

6. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                              DECEMBER 25, 1999   DECEMBER 26, 1998
                                              -----------------   -----------------
Accrued insurance...........................       $   881             $  501
Rent........................................           780                751
Payroll and related taxes...................         2,594                851
Interest....................................            --              1,505
Taxes, other than income taxes..............         4,383                189
Other.......................................         3,599              2,132
                                                   -------             ------
                                                   $12,237             $5,929
                                                   =======             ======

7. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                              DECEMBER 26, 1998
                                                              -----------------
Revolving credit line at prime plus .25% (8.00% at
  December 26, 1998)........................................       $17,260
Loan with Cigna Insurance at prime less .75% (7.00% at
  December 26, 1998)........................................         2,000
Term loan at 7.0% payable in annual installments of $50,000
  including interest, due January 2001......................           131
Senior subordinated debenture (14.00% at December 26,
  1998).....................................................        14,739
                                                                   -------
Total debt..................................................        34,130
Less current maturities.....................................            41
                                                                   -------
Total long-term debt........................................       $34,089
                                                                   =======

    In 1999, the Company repaid all of its outstanding debt with the proceeds from the Sale.

    The Company had a $10.0 million and $22.0 million unsecured revolving line of credit at December 25, 1999 and December 26, 1998, respectively. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, the merger, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants, the most restrictive being a minimum consolidated EBITDA amount and debt to net worth

                              PANERA BREAD COMPANY

7. LONG-TERM DEBT (CONTINUED)
ratio at December 25, 1999 and December 26, 1998, respectively. The revolving credit agreement also contains a commitment fee of 1/2% and 3/8% of the unused portion of the revolving line of credit at December 25, 1999 and December 26, 1998, respectively. Available unused borrowings totaled approximately
$9.4 million at December 25, 1999 and $3.6 million at December 26, 1998. At December 25, 1999 and December 26, 1998, the Company had outstanding letters of credit against the revolving line of credit aggregating $.6 million and $1.1 million, respectively. Interest-only payments are due under the revolving credit line monthly, in arrears, with the principal balance payable at maturity on December 31, 2000. There were no outstanding borrowings under the revolving credit agreement at December 25, 1999.

    On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrued interest at varying fixed rates over the four year term, ranging from 11.25% to 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A Common Stock, depending on the term which the debentures remained outstanding and certain future events. At December 25, 1999 and December 26, 1998, 392,500 and 210,000 warrants were issued and outstanding, respectively, all of which were vested.

8. CONVERTIBLE SUBORDINATED NOTES

    In December 1993, the Company issued $30.0 million of its unsecured 4.75% Convertible Subordinated Notes due 2001 ("1993 Notes"). The 1993 Notes were convertible at the holders' option into shares of the Company's Class A Common Stock at $25.50 per share. The note agreement required the Company to maintain minimum permanent capital, as therein defined. The Company used the proceeds from the Sale to redeem all the outstanding notes during the year ended December 25, 1999.

9. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is obligated under noncancelable operating leases for commissaries and retail stores. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Substantially all store leases provide for contingent rental payments based on sales in excess of specified amounts. In addition, the Company is contingently liable for certain of the operating leases of the Au Bon Pain Division.

    Aggregate minimum requirements under these leases are, as of December 25, 1999, approximately as follows (in thousands):

2000........................................................  $ 6,301
2001........................................................    6,004
2002........................................................    5,755
2003........................................................    5,412
2004........................................................    5,126
Thereafter..................................................   14,977
                                                              -------
                                                              $43,575
                                                              =======

                              PANERA BREAD COMPANY

9. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    Rental expense under operating leases was approximately $14.0 million, $19.7 million and $24.5 million in 1999, 1998 and 1997, respectively, which included contingent rentals of approximately $1.1 million, $3.1 million and $3.0 million, respectively.

10. INCOME TAXES

    The provision (benefit) for income taxes in the consolidated statements of operations is comprised of the following (in thousands):

                               DECEMBER 25, 1999   DECEMBER 26, 1998   DECEMBER 27, 1997
                               -----------------   -----------------   -----------------
Current:
  Federal....................        $ --               $    --             $   259
  State......................         469                 1,057                 132
                                     ----               -------             -------
                                      469                 1,057                 391
                                     ----               -------             -------

Deferred:
  Federal....................         (13)               (8,220)             (1,433)
  State......................          55                 1,631                (450)
                                     ----               -------             -------
                                       42                (6,589)             (1,883)
                                     ----               -------             -------
Tax provision (benefit)
  before extraordinary
  item.......................        $511               $(5,532)            $(1,492)
                                     ====               =======             =======

    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes provision and extraordinary item follows:

                                                        1999          1998          1997
                                                      --------      --------      --------
Statutory rate provision (benefit)..................    34.0%        (34.0)%         34.0%
State income taxes, net of federal tax benefit......    68.3           1.7         (432.8)
Charitable contributions............................      --          (0.7)         (89.9)
Company-owned life insurance (See Note 12)..........    32.8          (4.4)        (451.0)
Non-deductible goodwill and meals and
  entertainment.....................................    58.7           0.8           51.0
Other, net..........................................    (0.2)          2.1           (0.4)
Change in valuation allowance.......................      --          13.2          415.4
                                                       -----         -----         ------
                                                       193.6%        (21.3)%       (473.7)%
                                                       =====         =====         ======

                              PANERA BREAD COMPANY

10. INCOME TAXES (CONTINUED)
    The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Current assets:
  Receivables reserve.....................................  $    --    $    --
  Accrued expenses........................................    2,353
  Net operating loss carryforward.........................    3,120      1,500
                                                            -------    -------
    Total current.........................................    5,473      1,500

Non-current assets/liabilities:
  Property, plant and equipment...........................     (333)      (190)
  Accrued expenses........................................    1,182      9,215
  Goodwill................................................   (1,611)    (1,868)
  Tax credit carryforward.................................    5,079      4,941
  Net operating loss carryforward.........................    6,951      4,485
  Charitable contribution carryforward....................    1,571        141
  Other reserves..........................................      322        452
                                                            -------    -------
    Total non-current.....................................   13,161     17,176

    Total deferred tax asset..............................   18,634     18,676
    Valuation allowance...................................   (4,742)    (4,742)
                                                            -------    -------
Total net deferred tax asset..............................  $13,892    $13,934
                                                            =======    =======

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on sale of the Au Bon Pain Division, the expectation that deferred state tax assets will be unrealizable in states where the Company no longer operates and that the Company will be unable to utilize certain charitable contribution carryforwards prior to their expiration. In the current year, all of the charitable contribution carryforward has been appropriately categorized as such; in 1998, certain charitable contribution carryforwards were included within the net operating loss carryforward. As of December 25, 1999 and December 26, 1998, the Company has net operating losses of approximately $24.8 million and $13.6 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At December 25, 1999 and December 26, 1998, the Company had Federal jobs tax credit carryforwards of approximately $1.2 million which expire in the years 2014-2015 and charitable contribution carryforwards of approximately $3.8 million which expire in the years 2000-2003. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3.7 million and $3.5 million at December 25, 1999 and December 26, 1998, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

                              PANERA BREAD COMPANY

11. DEPOSITS AND OTHER

    During fiscal 1997, the Company established a $4.3 million deposit with its distributor. This financial arrangement allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion. The deposit outstanding was $1.3 million at December 25, 1999 and December 26, 1998.

    During fiscal year 1994, the Company established a company-owned life insurance program ("COLI") covering a substantial portion of its employees. At December 25, 1999 and December 26, 1998, the cash surrender value of $77.7 million and $75.4 million, respectively, and the insurance policy loans of $75.7 million and $73.2 million, respectively, were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.07%. In 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program. The Company included $0.4 million and $0.3 million of expenses in other (income) expense, net, relating to COLI in 1999 and 1998, respectively.

    In the third quarter of 1997, the Company sold its interest in Peet's Coffee and Teas, Incorporated back to Peet's for $2 million in cash, resulting in a pre-tax gain of $930,000. The gain was recognized as a component of other expense, net.

12. STOCKHOLDERS' EQUITY

COMMON STOCK

    Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder's option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 25, 1999 and December 26, 1998, 7,389,041 and 7,589,719 shares, respectively, of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company's 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors and conversion of the 1993 Notes (see Note 8).

REGISTRATION RIGHTS

    Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company's expense.

13. STOCK OPTIONS

1992 EQUITY INCENTIVE PLAN

    In May 1992, the Company adopted its Equity Incentive Plan ("Equity Plan") to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 950,000 shares of Class A Common Stock were initially reserved for awards under the Equity Plan. The Equity Plan was subsequently amended by the Board of Directors and the stockholders to increase the number of shares available thereunder from 950,000 to 4,300,000. Awards under the Equity Plan can be in the form of stock

                              PANERA BREAD COMPANY

13. STOCK OPTIONS (CONTINUED)
options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock or stock units.

    Activity under the Equity Plan and its predecessor is summarized below:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at December 28, 1996...................  1,932,034        $7.42
  Granted..........................................  1,226,169        $7.49
  Exercised........................................    (23,148)       $6.56
  Cancelled........................................   (143,537)       $8.05
                                                     ---------        -----
Outstanding at December 27, 1997...................  2,991,518        $7.44
                                                     ---------        -----
  Granted..........................................    841,583        $8.84
  Exercised........................................   (151,060)       $6.69
  Cancelled........................................   (376,710)       $9.17
                                                     ---------        -----
Outstanding at December 26, 1998...................  3,305,331        $8.18
                                                     ---------        -----
  Granted..........................................    200,678        $6.65
  Exercised........................................    (14,057)       $6.85
  Cancelled........................................   (201,003)       $7.52
                                                     ---------        -----
Outstanding at December 25, 1999...................  3,290,949        $7.56
                                                     ---------        -----

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

    Each option granted is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company had granted 123,606 and 113,248 options under this plan as of December 25, 1999 and December 26, 1998.

STOCK-BASED COMPENSATION

    In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to follow the provisions of Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock

                              PANERA BREAD COMPANY

13. STOCK OPTIONS (CONTINUED)
Issued to Employees", and provide the required pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards since 1995 consistent with the provisions of SFAS 123, the Company's net income (loss) for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 would have been as follows:

                                             1999                         1997                         1998
                                  --------------------------   --------------------------   ---------------------------
                                     NET LOSS      NET LOSS       NET LOSS      NET LOSS      NET INCOME     NET INCOME
                                  (IN THOUSANDS)   PER SHARE   (IN THOUSANDS)   PER SHARE   (IN THOUSANDS)   PER SHARE
                                  --------------   ---------   --------------   ---------   --------------   ----------
As reported.....................     $  (629)        $(.05)       $(20,494)      $(1.72)        $1,807          $.15
Pro forma.......................     $(1,941)        $(.16)       $(21,642)      $(1.81)        $  953          $.08

    The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    The fair value of the options granted during 1999, 1998 and 1997 was $3.22 per share, $4.12 per share and $3.69 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 5.68% in 1999, 5.14% in 1998 and 6.38% in 1997, and an expected life of
6 years.

    The following table summarizes information concerning currently outstanding and exercisable options:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        ----------------------------------------------   ---------------------------
                                      WEIGHTED AVERAGE
      RANGE OF            NUMBER         REMAINING         WEIGHTED        NUMBER        WEIGHTED
   EXERCISE PRICE       OUTSTANDING   CONTRACTUAL LIFE   AVERAGE PRICE   EXERCISABLE   AVERAGE PRICE
---------------------   -----------   ----------------   -------------   -----------   -------------
 $         6.00-6.87       672,646          8.39            $ 6.44          156,343        $6.35
 $        6.88-10.93     2,365,058          6.20              7.49        1,988,647         7.47
 $       10.94-13.44       252,069          8.31             11.07          179,279        11.08
 $       13.45-21.25         1,176          3.93             21.25            1,176        21.25
                         ---------          ----            ------        ---------        -----
                         3,290,949          6.81            $ 7.56        2,325,445        $7.68

    Options vest over a five year period and must be exercised within ten years from the date of the grant. Of the options at December 25, 1999, December 26, 1998 and December 27, 1997, 2,325,445, 1,418,994 and 1,168,134, respectively, were vested and exercisable with a weighted average exercise price at December 25, 1999, December 26, 1998 and December 27, 1997 of $7.68, $7.34 and
$7.20, respectively.

1992 EMPLOYEE STOCK PURCHASE PLAN

    In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan ("1992 Purchase Plan") to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 150,000 to 350,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee's prior

                              PANERA BREAD COMPANY

13. STOCK OPTIONS (CONTINUED)
year compensation) at 85% of the fair market value of the Class A Common Stock at the date of purchase. There were 28,492 and 36,474 shares purchased with a weighted average fair value of purchase rights of $.92 and $1.25 as of December 25, 1999 and December 26, 1998, respectively.

14. DEFINED CONTRIBUTION BENEFIT PLAN

    The Au Bon Pain Employee 401(k) Plan ("Savings Plan") was adopted by the Company in 1991 under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. This amount is contributed to the Savings Plan. All amounts vest immediately and are invested in various funds as directed by the participant. The full amount in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death. The Company does not currently contribute to the Savings Plan.

    The Saint Louis Bread Company Employee 401(k) Plan ("Saint Louis Bread Savings Plan") was adopted by the former Saint Louis Bread Company in 1993 under
Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the "Saint Louis Bread Savings Plan" was merged into the Au Bon Pain "Savings Plan". Plan participants of the "Saint Louis Bread Savings Plan" retained the matching contributions made through 1996 with a vesting schedule of seven years. There has been no further matching in 1999 and 1998.

15. LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

16. NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              FOR THE FISCAL YEARS ENDED
                                               ---------------------------------------------------------
                                               DECEMBER 25, 1999   DECEMBER 26, 1998   DECEMBER 27, 1997
                                               -----------------   -----------------   -----------------
Net income (loss) used in net income (loss)
  per common share--basic....................       $ (629)            $(20,494)            $1,807
Net income (loss) used in net income (loss)
  per common share--diluted..................       $ (629)            $(20,494)            $1,807

                              PANERA BREAD COMPANY

16. NET INCOME (LOSS) PER SHARE (CONTINUED)

                                                              FOR THE FISCAL YEARS ENDED
                                               ---------------------------------------------------------
                                               DECEMBER 25, 1999   DECEMBER 26, 1998   DECEMBER 27, 1997
                                               -----------------   -----------------   -----------------
Weighted average number of shares
  outstanding--basic.........................       12,137               11,943             11,766
  Effect of dilutive securities:
    Employee stock options...................           --                   --                 42
    Stock warrants...........................           --                   --                105
Weighted average number of shares
  outstanding--diluted.......................       12,137               11,943             11,913

Per common share:
  Basic:
  Income (loss) before extraordinary item....       $ (.02)            $  (1.72)            $  .15
  Net income (loss)..........................       $ (.05)            $  (1.72)            $  .15

  Diluted:
  Income (loss) before extraordinary item....       $ (.02)            $  (1.72)            $  .15
  Net income (loss)..........................       $ (.05)            $  (1.72)            $  .15

    During 1998 and 1997, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes (see Note 8). These shares were not included in the computation of diluted earnings per share for the fiscal years ended December 26, 1998 or December 27, 1997 because the addition of interest expense, after the effect of income taxes, of $855,000 to net income
(loss) would have been antidilutive. These options were no longer outstanding as of December 25, 1999, as the convertible subordinated notes have been repaid.

    Options to purchase 18,333 and 248,450 shares of common stock, respectively, at an average price of $6.35 and $5.77 per share and warrants to purchase 45,608 and 96,000 shares of common stock at $5.62 per share were outstanding but were not included in the computation of diluted earnings per share for the fiscal years ended December 25, 1999 or December 26, 1998 because the effect would have been antidilutive.

17. DEFERRED REVENUE

    During 1999, the Company changed soft drink providers. As a result of this change, the Company received an upfront payment of $2,530,000. These funds are available for both company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per company owned bakery-cafe over the five year life of the soft drink contract. As of December 25, 1999, the Company had paid $303,000 to franchisees and is recognizing $216,000 of income over the life of the contract.

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Information required by Part III (items 10 through 13) is incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission on or before May 1, 2000. If for any reason such a statement is not filed within such period, this report will be appropriately amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following described consolidated financial statements of the Company are included in this report:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 25, 1999, and December 26, 1998.

    Consolidated Statements of Operations for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Consolidated Statements of Cash Flows for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Consolidated Statements of Stockholders' Equity for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

    Notes to Consolidated Financial Statements.

(a) 2. FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule for the Company is filed herewith:

    SCHEDULE II--Valuations and Qualifying Accounts

                              PANERA BREAD COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                             BALANCE
                                                        BEGINNING                             AT END OF
DESCRIPTION                                             OF PERIOD    ADDITIONS   DEDUCTIONS    PERIOD
-----------                                             ----------   ---------   ----------   ---------
Allowance for Doubtful accounts
Fiscal Year ended December 27, 1997...................    $  104      $   49        $ 19       $  134
Fiscal year ended December 26, 1998...................    $  134      $   96        $ 22       $  208
Fiscal Year ended December 25, 1999...................    $  208      $   93        $104       $  197

Deferred Tax Valuation Allowance
Fiscal Year ended December 27, 1997...................    $   --      $1,308        $ --       $1,308
Fiscal Year ended December 26, 1998...................    $1,308      $3,434        $ --       $4,742
Fiscal Year ended December 25, 1999...................    $4,742      $   --        $ --       $4,742

(a) 3. EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------

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

 4.1.4                  First Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of June 30, 1998.

 4.1.5                  Second Amendment and Waiver to Amended and Restated
                        Revolving Credit Agreement dated as of October 14, 1998.

 4.1.6                  Third Amendment and Waiver to Amended and Restated Revolving
                        Credit Agreement dated as of January 20, 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 4.1.7                  Fourth Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of March 25, 1999.

 4.1.8                  Fifth Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of May 14, 1999. *

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

 10.6.5                 Employment Letter between the Registrant and William
                        Moreton.*+

 10.6.6                 Employment Letter between the Registrant and Michael
                        Kupstas.*+

 10.6.7                 Employment Letter between the Registrant and
                        Thomas Howley.*+

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
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

------------------------

*   Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b) Form 8-K

    No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 25, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PANERA BREAD COMPANY

                                                       BY:             /S/ RONALD M. SHAICH
                                                            -----------------------------------------
                                                                         Ronald M. Shaich
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ RONALD M. SHAICH                   Chairman and Chief Executive
     -------------------------------------------         Officer                        April 10, 2000
                  Ronald M. Shaich

                 /s/ GEORGE E. KANE                    Director
     -------------------------------------------                                        April 10, 2000
                   George E. Kane

                /s/ HENRY J. NASELLA                   Director
     -------------------------------------------                                        April 10, 2000
                  Henry J. Nasella

                /s/ DOMENIC COLASACCO                  Director
     -------------------------------------------                                        April 10, 2000
                  Domenic Colasacco

               /s/ WILLIAM W. MORETON                  Senior Vice President,
     -------------------------------------------         Treasurer, and Chief           April 10, 2000
                 William W. Moreton                      Financial Officer

                                 EXHIBIT INDEX

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

 4.1.4                  First Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of June 30, 1998.

 4.1.5                  Second Amendment and Waiver to Amended and Restated
                        Revolving Credit Agreement dated as of October 14, 1998.

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 4.1.6                  Third Amendment and Waiver to Amended and Restated Revolving
                        Credit Agreement dated as of January 20, 1999.

 4.1.7                  Fourth Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of March 25, 1999.

 4.1.8                  Fifth Amendment to Amended and Restated Revolving Credit
                        Agreement dated as of May 14, 1999. *

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

 10.6.5                 Employment Letter between the Registrant and William
                        Moreton.*+

 10.6.6                 Employment Letter between the Registrant and
                        Michael Kupstas.*+

 10.6.7                 Employment Letter between the Registrant and
                        Thomas Howley.*+

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
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

------------------------

*   Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).