Form 10-K/A
period 1999-12-25
PANERA BREAD CO
filed 2000-04-24
CIK 724606

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-K/A

                                  ------------

                          AMENDMENT NO. 1 TO FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
                         COMMISSION FILE NUMBER 0-19253

                                  ------------

                              PANERA BREAD COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             04-2723701
          --------                                             ----------
(State or other jurisdiction                                (I.R.S. employer
    of incorporation or                                     identification No.)
      organization)

7930 BIG BEND BOULEVARD, ST. LOUIS, MISSOURI                     63119
--------------------------------------------                 -------------
 (Address of principal executive offices)                      (Zip Code)

                                 (314) 918-7779
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1
                                 ---------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 25, 1999 on Form 10-K as set forth in the pages attached hereto:

     1. Part III: Item 10 - Directors and Executive Officers of the Registrant.

     2. Part III: Item 11 - Executive Compensation.

     3. Part III: Item 12 - Security Ownership of Certain Beneficial Owners and
                  Management.

     4. Part III: Item 13 - Certain Relationships and Related Transactions.

     5.  Part IV: Item 14 - Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         BACKGROUND INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

         The following table and biographical descriptions set forth information regarding the principal occupation, other affiliations, committee memberships and age, for each Director in office and the executive officers of the Company, based on information furnished to the Company by each director and officer. The following information is as of April 1, 2000 unless otherwise noted.

                                                                                             TERM AS A
         NAME                              AGE       POSITION WITH COMPANY                DIRECTOR ENDS
         ----                              ---       ---------------------                -------------
     Domenic Colasacco(3)...........        51       Director                                    2000
     George E. Kane (1)(2)(3).......        95       Director                                    2001
     Henry J. Nasella (1)(2)(3).....        53       Director                                    2001
     Ronald M. Shaich(2)............        45       Chairman, Director,                         2002
                                                     Chief Executive Officer
     Thomas R. Howley...............        49       Vice President, General
                                                     Counsel and Construction                      --
     William W. Moreton.............        40       Senior Vice President,
                                                     Chief Financial Officer                       --
     Richard C. Postle..............        51       President, Chief Operating
                                                     Officer                                       --

-----------
(1)  Member of the Compensation and Stock Option Committee.
(2)  Member of the Committee on Nominations.
(3)  Member of the Audit Committee.

     DOMENIC COLASACCO, Director since March 2000. Mr. Colasacco has been President and Chief Executive Officer of United States Trust Company since 1992. He joined USTC in 1974 after beginning his career in the research division of Merrill Lynch & Co., in New York City. Mr. Colasacco is also a director of Hometown Auto Retailers.

     GEORGE E. KANE, Director since November 1988. Mr. Kane was a Director of the Company from March 1981 to December 1985 and a Director Emeritus from December 1985 to November 1988. Mr. Kane retired in 1970 as President of Garden City Trust Company (now University Trust Company). Mr. Kane is an Honorary Director of USTrust.

     HENRY J. NASELLA, Director since June 1995. Since May 1999, Mr. Nasella has been the Chairman and Chief Executive Officer of OnLine Retail Partners, an e-commerce company. Prior to that he was the President, Chief Executive Officer and Chairman of Star Markets Company, Inc. from September 1994. From January 1994 to September 1994, he was a principal of Phillips-Smith Specialty Venture Capital. From 1988 to July 1993, Mr. Nasella served as the President and Chief Operating Officer of Staples, Inc. Mr. Nasella served as President and Chief Executive Officer of Staples USA (Domestic) from 1992 to July 1993. Mr. Nasella currently is a member of the Board of Visitors of Northeastern University School of Business and a member of the Board of Trustees of Northeastern University Corporation. Mr. Nasella is also a director of Zany Brainy and Blinds to Go.

     RONALD M. SHAICH, Director since 1981, co-founder of the Company, Chairman of the Board since May 1999, Co-Chairman of the Board from January 1988 to May 1999, Chief Executive Officer since May 1994 and Co-Chief Executive Officer from January 1988 to May 1994. Mr. Shaich is Chairman of the Board of Trustees of Clark University.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     THOMAS R. HOWLEY, Vice President, General Counsel, and Assistant Secretary since January 1993, and Vice President, Construction since June 1999. Prior to that time, and for the five years preceding January 1993, Mr. Howley was an attorney with the law firm of Rackemann, Sawyer & Brewster.

     WILLIAM W. MORETON, Senior Vice President, Chief Financial Officer, and Treasurer since May 1999. Senior Vice President and Chief Financial Officer of the Saint Louis Bread Co./Panera Bread business unit since November 1998. Prior to that time and since April 1997, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Quality Dining, Inc. Prior to that time and since October 1992, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Houlihan's Restaurants, Inc.

     RICHARD C. POSTLE, Chief Operating Officer and President since May 1999. President of the Saint Louis Bread Co./Panera Bread business unit since August 1995. From August 1994 through August 1995, Mr. Postle was President and Chief Operating Officer of Checkers Drive-In Restaurants, Inc. From January 1992 through August 1994, Mr. Postle was Senior Vice President, Operations of KFC-USA. From 1988 through December 1991, Mr. Postle was Chief Operating Executive of Brice Foods, Inc.

                        COMPLIANCE WITH SECTION 16(A) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock to file reports of ownership and changes in ownership with the Commission and Nasdaq. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     In accordance with the provisions of Item 405 of Regulation S-K, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 25, 1999, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

                               COMPENSATION TABLES

         The following tables set forth information concerning the compensation paid or accrued by the Company during the fiscal years ended December 27, 1997, December 26, 1998, and December 25, 1999, to or for the Company's Chief Executive Officer and its four other most highly compensated executive officers whose salary and bonus combined exceeded $100,000 for fiscal year 1999 (hereinafter referred to as the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL                                        LONG-TERM
                                   COMPENSATION                                    COMPENSATION
                                   ------------                                    ------------
            NAME AND                                   SALARY         BONUS        OPTIONS/SARS
       PRINCIPAL POSITION              YEAR             ($)            ($)              (#)
       ------------------              ----             ---            ---              ---
Ronald M. Shaich                       1999               325,000             -                   -
    Chairman and Chief                 1998               254,807             -                   -
    Executive Officer                  1997               250,000             -             400,000

Richard C. Postle                      1999               310,492             -             108,178
    President and Chief                1998               316,067             -             100,000
    Operating Officer                  1997               295,192        75,000              10,000

William W. Moreton (a)                 1999               274,976             -                   -
   Senior Vice President and           1998                48,461             -             150,000
   Chief Financial Officer

Michael J. Kupstas                     1999               160,230             -                   -
    Vice President,                    1998               165,231        38,975              45,000
    Franchising and Brand              1997               159,813        78,785               8,000
    Communication

Thomas R. Howley                       1999               150,000        23,452                   -
    Vice President, General            1998               122,260        22,659              12,000
     Counsel and Vice                  1997               118,295        16,380               5,000
     President, Construction

(a) Mr. Moreton commenced his employment with the Company in November 1998.

                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    INDIVIDUAL GRANTS
                          ---------------------------------------                                          ANNUAL RATES OF STOCK
                               NUMBER OF          PERCENT OF                                              VALUED AT ASSUMED PRICE
                              SECURITIES        TOTAL OPTIONS/                                              APPRECIATION PRICES
                              UNDERLYING         SARS GRANTED       EXERCISE OR                             FOR OPTION TERM ($)*
NAME                         OPTIONS/SARS       TO EMPLOYEES IN     BASE PRICE      EXPIRATION        ------------------------------
NAME                          GRANTED (#)       FISCAL YEAR (%)      ($/SHARE)         DATE               5%                 10%
                              -----------       ---------------      ---------         ----               --                 ---
Ronald M. Shaich                  n/a                 n/a               n/a             n/a              n/a                 n/a
Richard C. Postle (1)           108,178               47               6.63          06/03/09          451,056            1,143,064
William W. Moreton                n/a                 n/a               n/a             n/a              n/a                 n/a
Michael J. Kupstas                n/a                 n/a               n/a             n/a              n/a                 n/a
Thomas R. Howley                  n/a                 n/a               n/a             n/a              n/a                 n/a

* The dollar amounts in this table are the result of calculations at stock appreciation rates specified by the Securities and Exchange Commission and are not intended to forecast actual future appreciation rates of the Company's stock price.

(1) Options were awarded under the 1992 Equity Incentive Plan. The options are exercisable in four annual installments of 25% per year beginning June 3, 2001.


            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                        NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                   SHARES                              UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS/
                                 ACQUIRED ON        VALUE            OPTIONS/SARS AT FY-END (#)            SARS AT FISCAL YEAR END
NAME                            EXERCISE (#)    REALIZED ($)         EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----                            ------------    ------------         -------------------------            -------------------------
Ronald M. Shaich                      -               -                      677,330/0                            293,337/0

Richard C. Postle                     -               -                    53,867/246,133                       45,407/304,283

William W. Moreton                    -               -                      0/150,000                            0/214,950

Michael J. Kupstas                    -               -                     7,750/56,750                         4,553/70,290

Thomas R. Howley                      -               -                    18,320/13,975                         8,756/1,745

THE BOARD OF DIRECTORS AND ITS COMMITTEES

         The Company's Board of Directors held 8 meetings, including 2 actions by written consent, during fiscal year 1999. The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee and a Committee on Nominations.

         The Audit Committee, which held 3 meetings in fiscal year 1999, meets with the Company's auditors and principal financial personnel to review the results of the annual audit. The Audit Committee also reviews the scope of, and establishes fees for, audit and non-audit services performed by the independent accountants, reviews the independence of the independent accountants and the adequacy and effectiveness of the Company's internal accounting controls. The Audit Committee consists of 3 members, currently Messrs. George E. Kane, Henry
J. Nasella, and Domenic Colasacco, and is reconstituted annually.

         The Compensation and Stock Option Committee (the "Compensation Committee"), which held 3 meetings in fiscal year 1999, establishes the compensation, including stock options and other incentive arrangements, of the Company's Chairman and Chief Executive Officer. It also administers the Company's 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan. The Compensation Committee consists of 2 members, currently Messrs. George E. Kane and Henry J. Nasella, and is reconstituted annually.

         The Committee on Nominations was established in November 1995 and held 1 meeting in fiscal year 1999. The Committee on Nominations selects nominees for election as Directors and will consider written recommendations from any stockholder of record with respect to nominees for Directors of the Company. The Committee on Nominations consists of 3 members, currently Messrs. Ronald M. Shaich, George E. Kane, and Henry J. Nasella, and is reconstituted annually.

         All Directors attended 100% of the meetings of the Board and of the committees of which they are members in fiscal year 1999.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee has interlocking or other relationships with other boards or with the Company.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company receive a quarterly fee ranging from $3,000 to $3,500 for serving on the Board, plus reimbursement of out-of-pocket expenses for attendance at each Board or committee meeting.

         Under a formula-based stock option plan for independent directors (the "Directors' Plan"), as amended by the stockholders at the 1995 Annual Meeting of Stockholders, each current Director who is not an employee or principal stockholder of the Company (an "Independent Director") and who is first elected after the effective date of the Directors' Plan receives, upon his or her election to the Board, a one-time grant of an option to purchase 5,000 shares of Class A Common Stock. Each Independent Director who serves as such at the end of each of the Company's fiscal years receives at the end of such fiscal year an option to purchase an additional 5,000 shares of Class A Common Stock. All such options have an exercise price per share equal to the closing price of a share of Class A Common Stock as of the close of the market the trading day immediately preceding the grant date, are fully vested when granted, and are exercisable for a period of 10 years.

REPORT OF THE COMPENSATION COMMITTEE

         This report is made by the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors, the committee which is responsible for establishing the compensation, including base salary and incentive compensation, for the Company's Chairman of the Board and Chief Executive Officer, Ronald M. Shaich.

     PHILOSOPHY

         The Compensation Committee seeks to set the compensation of the Company's Chief Executive Officer and Chairman at a level which is competitive with companies of similar size in the Company's industry. Mr. Shaich has the overall responsibility of Chairman of the Board of Directors and Chief Executive Officer. The Compensation Committee examined compensation structures for the chief executive officer of companies in the restaurant industry using generally available source material from business periodicals and other sources, and sought to structure the Chairman and Chief Executive Officer's compensation at a competitive level appropriate to the comparable companies' group. The companies that were examined for purposes of evaluating and setting compensation of the Chairman and Chief Executive Officer are not necessarily included in the "Standard & Poor's 400 - MidCap Restaurant Index" used in the Stock Performance Graph set forth under "Stock Performance" below.

     COMPENSATION STRUCTURE

         The compensation of the Chairman and Chief Executive Officer is structured to be competitive within the Company's industry and is based upon the general performance of the Company, and is reviewed annually by the Committee.

     COMPONENTS OF COMPENSATION

         SALARY. The salary shown in the Summary Compensation Table represents the fixed portion of compensation for the Chairman and Chief Executive Officer for the year. Changes in salary depend upon overall Company performance as well as levels of base salary paid by companies of similar size in the Company's industry.

         BONUS. The cash bonus is the principal incentive-based compensation paid annually to the Chairman and Chief Executive Officer. The Chairman and Chief Executive Officer receives a bonus in a predetermined amount if the Company achieves its objectives for the fiscal year. A higher bonus is paid if the Company exceeds the objectives by a predetermined percentage. In determining the bonus amount, the Compensation Committee seeks to create an overall compensation package for the Chairman and Chief Executive Officer which is at the mid-point for comparable companies in the restaurant industry. For 1999, Mr. Shaich asked the Board not to award a bonus to him for the current fiscal year as he believed the Company was in a transitional period.

         The Chairman and Chief Executive Officer may elect to take the bonus in the form of 10-year, fully vested stock options for that number of shares of the Company's Class A Common Stock that could be purchased with an amount equal to two times the cash value of his bonus. The exercise price of the option equals the fair market value of the Company's Class A Common Stock on the date of grant.

         STOCK OPTIONS. Mr. Shaich does not participate in either the Performance-Based Option Program under the Company's 1992 Equity Incentive Plan or the 1992 Employee Stock Purchase Plan. In order to provide what the Compensation Committee believes to be appropriate and continuing long-term incentives to its Chairman and Chief Executive Officer, and in order to align more fully the interests of the stockholders and the Chairman and Chief Executive Officer, the Compensation Committee on June 12, 1997 granted to Mr. Shaich a 10-year option, vesting in equal monthly installments over a five-year period, subject to continued employment, or immediately in the event of the sale of the Company, to purchase 400,000 shares of the Company's Class A Common Stock at an exercise price per share equal to the closing price of a share of the Class A Common Stock calculated immediately preceding the date of grant. On November 17, 1998, the Board of Directors approved the recommendation of the Compensation Committee to accelerate the vesting of Mr. Shaich's options to the date on which the proposed sale of the Company's Au
Bon Pain Division was completed. As these options have exercise prices equal to the market value of the Company's Class A Common Stock on the date immediately preceding the grant date, they provide incentive for the creation of stockholder value over the long term since their full benefit cannot be realized unless there occurs over time an appreciation in the price of the Company's Class A Common Stock. The Compensation Committee considers the number of shares to be an appropriate incentive for the Chairman and Chief Executive Officer to continue to focus on building stockholder value. The Compensation Committee has not determined whether any ongoing program of long-term incentive compensation should or will be adopted with respect to its Chairman and Chief Executive Officer.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Code which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. Based on such review, the Compensation Committee believes that the limitation will have no effect on the Company in 2000.

                             Respectfully submitted,

                             HENRY J. NASELLA, GEORGE E. KANE
                             COMPENSATION COMMITTEE



EXECUTIVE OFFICER COMPENSATION

         The Company's Chief Executive Officer is responsible for establishing the compensation, including salary, bonus and incentive compensation, for all of the Company's executive officers other than the Chief Executive Officer and Chairman of the Board.

     PHILOSOPHY

         In compensating its executive officers, the Chief Executive Officer seeks to structure a salary, bonus and incentive compensation package that will help attract and retain talented individuals and align the interests of the executive officers with the interests of the Company's stockholders.

COMPONENTS OF COMPENSATION

         There are two components to the compensation of the Company's executive officers: annual cash compensation (consisting of salary and bonus incentives) and long-term incentive compensation.

         CASH COMPENSATION. The Company participates annually in an industry-specific survey of executive officers, which serves as the basis for determining total target cash compensation packages, which are crafted individually for each executive officer. The individual's compensation consists of a base salary and contingent compensation based on actual performance against agreed to expectations of performance. The individual compensation packages are structured so that, if the executive officer attains the expected level of achievement of each performance goal, the cash compensation of the executive officer will be approximately at the 75th percentile of the compensation of individuals occupying similar positions in the industry, using generally available surveys of executive compensation within the retail industry for companies with comparable revenues.

         At the beginning of each fiscal year, the Chief Executive Officer and each executive officer establish a series of individual performance goals which are specific to the executive's responsibilities. These goals seek to measure performance of each executive officer's job responsibilities: for executive officers whose responsibilities are operational in nature, attainment of operating group goals and objectives is stressed, and for corporate staff officers, overall Company performance measured by earnings per share growth is utilized. Currently, the maximum potential cash bonus for the Company's executive officers, as a percentage of base salary, ranges from 20% to 60%.

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

         As is the case with short-term incentive compensation, at the beginning of each fiscal year, the Chief Executive Officer and each executive officer establish a series of individual performance goals specifically related to the executive's responsibilities and designed to measure execution of these responsibilities. In addition, a Company-wide performance goal measured in earnings per share growth is established. Further consideration is given to each executive officer's accountability and/or level of responsibility for managing one or more aspects of the Company's overall business. These factors are weighted for each executive officer, with greater emphasis and value being placed on those factors which could have a greater impact on the Company's long-term profitability. An individual executive officer's performance against each of these criteria is then graded at one of five levels: significantly less than expected, less than expected, as expected, exceeds expectation, and significantly exceeds expectation. Awards of options are then made based upon a dollar value, which increases as the executive officer achieves higher grades for overall performance.

         As often as seems appropriate, but at least annually, the Chief Executive Officer reviews the Company's executive compensation program to judge its consistency with the Company's compensation philosophy, whether it supports the Company's strategic and financial objectives, and whether it is competitive within the Company's industry.

EMPLOYMENT RELATED AGREEMENTS

         The Company and Richard C. Postle are parties to an Executive Employment Agreement dated September 1, 1995, which provides Mr. Postle with a base salary of $300,000 for a two year period. The Agreement automatically renews for additional one year periods unless either party gives notice of his or its intent not to renew the Agreement at least twenty-six weeks prior to its expiration. In the event that the Company gives notice of its intent not to renew the Agreement, Mr. Postle will be entitled to his base salary, car allowance (if any) and other benefits for twenty-six weeks, such payments to be reduced dollar for dollar by any compensation and benefits received by Mr. Postle from other sources. In the event the Company chooses to terminate Mr. Postle's employment without cause, it may do so by giving Mr. Postle thirty
(30) days' written notice. In the event of a termination without cause, Mr. Postle would be entitled to fifty-two (52) weeks severance.

         The Company and William W. Moreton are parties to an Executive Employment Letter Agreement dated September 29, 1998, which provides Mr. Moreton with a base salary of $275,000, a bonus of $25,000 payable in March 2000 which is based on continued employment, 150,000 stock options vesting over five years and a relocation assistance package. The Letter Agreement also provides that under the terms of a separate severance agreement, in the event of an involuntary termination of Mr. Moreton's employment without cause, Mr. Moreton will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to twelve months, such payments to be reduced by any compensation received by Mr. Moreton in connection with any future employment during such twelve month period.

         The Company and Michael J. Kupstas are parties to an Executive Employment Letter Agreement dated December 22, 1995, which provides Mr. Kupstas with a base salary of $150,000, a right to participate in the Company's Incentive Compensation Program with a guaranteed minimum bonus under the plan of 20% of his annual salary for fiscal 1996, subject to continued employment, 11,500 stock options subject to the discretion of the Company's Board of Directors, reimbursement of one year of COBRA expenses and a relocation assistance package. The Letter Agreement also provides that under the terms of a separate severance agreement, in the event of an involuntary termination of Mr. Kupstas' employment without cause, Mr. Kupstas will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to twelve months, such payments to be reduced by any compensation received by Mr. Kupstas in connection with any future employment during such twelve month period.

         The Company and Thomas R. Howley are parties to Executive Employment Agreement dated December 13, 1996 and an Amendment thereto dated November 17, 1999. The Amendment provides Mr. Howley with a base salary of $150,000, the right to participate in the Company's performance compensation program and a $5,000 per year car allowance. The Amendment also provides that all of Mr. Howley's nonqualified stock options held on May 15, 1999, the effective date of the sale of the Company's Au Bon Pain division shall vest and be immediately exercisable, subject to the approval of the Company's Board of Directors and that the Company will make best efforts to replace expired options at the same exercise price. The Amendment also provides that in the event of an involuntary termination of Mr. Howley's employment without cause, Mr. Howley will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to twelve months, such payments to be reduced by any compensation received by Mr. Howley in connection with any future employment during such twelve month period.

                          TOTAL RETURN TO STOCKHOLDERS
                 (ASSUMES $100 INVESTMENT ON DECEMBER 31, 1994)

         The following graph and chart compare the cumulative annual stockholder return on the Company's Class A Common Stock over the period commencing December 31, 1994, and continuing through December 31, 1999, to that of the total return index for the NASDAQ Stock Market (U.S. Companies) and the Standard & Poor's 400 - MidCap Restaurant Index, assuming the investment of $100 on December 31, 1994. In calculating total annual stockholder return, reinvestment of dividends is assumed. The stock performance graph and chart below are not necessarily indicative of future price performance.

                                PERFORMANCE GRAPH

----------------------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                       12/31/94         12/29/95        12/30/96         12/31/97        12/31/98         12/31/99
------------------- ---------------- --------------- ---------------- --------------- ---------------- ---------------
Panera Bread        $      100.00    $       51.56   $       40.63    $       47.27   $       42.19    $       48.44
Company
------------------- ---------------- --------------- ---------------- --------------- ---------------- ---------------
S&P MidCap          $      100.00    $       98.22   $       58.06    $       66.14   $       80.64    $       63.40
Restaurants
------------------- ---------------- --------------- ---------------- --------------- ---------------- ---------------
Nasdaq Composite    $      100.00    $      139.92   $      171.69    $      208.83   $      291.60    $      541.16
------------------- ---------------- --------------- ---------------- --------------- ---------------- ---------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 OWNERSHIP OF PANERA BREAD COMPANY COMMON STOCK

         The following table sets forth certain information as of March 31, 2000, with respect to the Company's Class A and Class B Common Stock owned by
(1) each director of the Company, (2) the executive officers named in the Summary Compensation Table, (3) all directors and executive officers of the Company as a group, and (4) each person who is known by the Company to beneficially own more than five percent of the Company's capital stock. Unless otherwise indicated in the footnotes to the table, all stock is owned of record and beneficially by the persons listed in the table.


                                                       CLASS A COMMON                  CLASS B COMMON            COMBINED VOTING
NAME AND, WITH RESPECT TO OWNER                        --------------                  --------------            ---------------
   OF MORE THAN 5%, ADDRESS                        NUMBER        PERCENT (1)        NUMBER        PERCENT (2)     PERCENTAGE (3)
------------------------------                     ------        -----------        ------        -----------     --------------

Ronald M. Shaich............................       740,865(4)         6.5%          1,291,646          84.4%            29.0%
  c/o Panera Bread Company
  7930 Big Bend Boulevard
  St. Louis, MO 63119

George E. Kane..............................        28,542(5)            *             20,000           1.3%              *
  Director

Domenic Colasacco...........................         5,000(6)            *                 --             --              *
  Director

Henry J. Nasella............................        25,080(7)            *                 --             --              *
  Director

Richard C. Postle...........................        92,531(8)            *                 --             --              *

William W. Moreton..........................            --              --                 --             --             --

Michael J. Kupstas..........................        13,781(9)            *                 --             --              *

Thomas R. Howley............................        22,198(10)           *                 --             --              *



                                                       CLASS A COMMON                  CLASS B COMMON            COMBINED VOTING
NAME AND, WITH RESPECT TO OWNER                        --------------                  --------------            ---------------
   OF MORE THAN 5%, ADDRESS                        NUMBER        PERCENT (1)        NUMBER        PERCENT (2)     PERCENTAGE (3)
------------------------------                     ------        -----------        ------        -----------     --------------
All Directors and executive officers as
  a group (8 persons).......................       927,997(11)        8.7%          1,311,646          85.7%            31.9%

Louis I. Kane...............................       678,580(12)        6.0%             35,800           2.3%            4.9%
  19 Fid Kennedy Avenue
  Boston, MA  02210

Brown Capital Management....................     1,957,750(13)       18.4%                 --             --            12.8%
  1201 N. Calvert Street
  Baltimore, MD  21201

Merrill Lynch & Co., Inc.
Merrill Lynch Asset Management Group........     1,131,100(14)       10.6%                 --             --             7.4%
  Merrill Lynch Special
  Value Fund, Inc.
  800 Scudders Mill Road
  Plainsboro, NJ  08536

Dimensional Fund Advisors Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401 ...................       804,000(15)        7.5%                 --             --             5.3%

Cobalt Capital Management, Inc..............       623,300(16)        5.8%                 --             --             4.1%
  237 Park Avenue, Suite 801
  New York, NY 10012

-------------
* Less than one percent.

(1) Percentage ownership of Class A Common Stock is based on 10,668,831 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 2000 held by the stockholder or group.

(2) Percentage ownership of Class B Common Stock is based on 1,530,524 shares issued and outstanding plus shares subject to options exercisable within sixty days of March 31, 2000 held by the stockholder or group.

(3) This column represents voting power rather than percentage of equity interest as each share of Class A Common Stock is entitled to one vote while each share of Class B Common Stock is entitled to three votes.

(4)      Includes options exercisable within 60 days for 677,330 shares.

(5) Includes options for 28,542 shares exercisable within sixty days of March 31, 2000 pursuant to the Directors' Plan for independent directors.

(6) Consists of options for 5,000 shares exercisable within 60 days of March 31, 2000, issued pursuant to the Director's plan for independent directors.

(7) Consists of (a) options for 24,080 shares exercisable within sixty days of March 31, 2000 pursuant to the Directors' Plan for independent directors, (b) 1,000 shares owned by Mr. Nasella.

(8) Includes options for 53,867 shares exercisable within 60 days of March 31, 2000.

(9) Includes options for 10,625 shares exercisable within 60 days of March 31, 2000.

(10) Includes options for 19,426 shares exercisable within sixty days of March 31, 2000.

(11) Includes options for 818,870 shares exercisable within sixty days of March 31, 2000.

(12) Consists of (a) 1,200 shares owned by Mr. Kane's spouse and as to which Mr. Kane disclaims beneficial ownership (b) 50 shares owned by Mr. Kane and (c) options exercisable within 60 days for 677,330 shares.

(13) All of the shares of Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc., which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors of Maryland, Inc. have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. No individual client holds more than five percent of the class.

         Information regarding beneficial ownership of the shares has been obtained solely from the Schedule 13G, Amendment No. 1 filed with the Commission on February 10, 2000.

(14) Merrill Lynch & Co., Inc. ("ML & Co.") is a parent holding company. The Merrill Lynch Asset Management Group ("AMG") is an operating division of ML & Co. consisting of ML & Co.'s indirectly-owned asset management subsidiaries. The following asset management subsidiaries hold certain shares of the common stock of the Company. Merrill Lynch Asset Management, L.P., Fund Asset Management, L.P.

         Merrill Lynch Asset Management Group of ML & Co. ("AMG") is comprised of doing business as Merrill Lynch Asset Management ("MLAM"), QA Advisers, LLC ("QA"), Merrill Lynch Quantitative Advisers, Inc. Hotchkis and Wiley divisions thereof; Fund Asset Management, L.P., doing business as Fund Asset Management ("FAM"); Merrill Lynch Asset Management U.K. Limited ("MLAM UK"); Merrill Lynch (Suisse) Investment Management Limited ("MLS"); Mercury Asset Management International Limited ("MAMI"); Mercury Asset Management Ltd; Mercury Asset Management, Ltd.; Mercury Asia Limited; Merrill Lynch Mercury Kapitalanlagegesellschaft MBH; Munich London Investment Management, Ltd.; Merrill Lynch Asset Management (Hong Kong) Limited; Merrill Lynch Mercury Asset Management Japan Limited; Atlas Asset Management, Inc.; Merrill Lynch Investment Management Canada, Inc.; DSP Merrill Lynch Asset Management (India) Limited; PT Merrill Lynch Indonesia; Merrill Lynch Phatra Securities Co., Ltd.; Merrill Lynch Global Asset Management, Limited; Mercury Asset Management Channel Islands, Limited; Mercury Asset Management International Channel Islands Limited ("MAMCI"); Grosvenor Venture Managers, Limited; and Mercury Fund Managers, Limited. Each of MLAM, FAM, MLAM UK, MAMCI, QA, MLS, and MAMI is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, which acts as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Each other firm constituting part of AMG is an investment adviser operating under the laws of a jurisdiction other than the united States. The investment advisers that comprise AMG exercise voting and investment powers over portfolio securities independently from other direct and indirect subsidiaries of ML & Co.

         Information regarding beneficial ownership of the shares has been obtained solely from the joint Schedule 13G, Amendment No. 3 filed with the Commission on February 7, 2000.

(15) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the :Funds:. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

         Information regarding beneficial ownership of the shares has been obtained solely from the Schedule 13G filed with the Commission on February 3, 2000.

(16) Information on beneficial ownership of the shares has been obtained solely from the Schedule 13G, Amendment No. 1 filed with the Commission on February 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no Certain Relationships or Related Transactions during the fiscal year ended December 25, 1999 that exceeded $60,000 to report.


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

(a)      2. FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule for the Company is filed herewith:

         SCHEDULE II--Valuations and Qualifying Accounts

                              PANERA BREAD COMPANY
                      VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     BALANCE AT                                BALANCE
                                                     BEGINNING                                AT END OF
DESCRIPTION                                          OF PERIOD     ADDITIONS    DEDUCTIONS     PERIOD
-----------                                          ----------    ---------    ----------    ---------
Allowance for Doubtful Accounts
Fiscal Year ended December 27, 1997.................   $  104        $   49        $ 19         $  134
Fiscal Year ended December 26, 1998.................   $  134        $   96        $ 22         $  208
Fiscal Year ended December 25, 1999.................   $  208        $   93        $104         $  197

Deferred Tax Valuation Allowance
Fiscal Year ended December 27, 1997.................   $   --        $1,308        $ --         $1,308
Fiscal Year ended December 26, 1998.................   $1,308        $3,434        $ --         $4,742
Fiscal Year ended December 25, 1999.................   $4,742        $   --        $ --         $4,742


(b)      Form 8-K

         No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 25, 1999.

(a)      3. EXHIBITS

  EXHIBIT                                                         DESCRIPTION
  NUMBER                                                          -----------
  -------
2.1            Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP
               Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement,
               dated as of March 23, 1998. Incorporated by reference to Exhibit
               2.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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

10.6.5         Employment Letter between the Registrant and William Moreton.*

10.6           Employment Letter between the Registrant and Michael Kupstas.*

10.7           Employment Letter between the Registrant and Thomas Howley.

10.8           Executive Employment Agreement between the Registrant and
               Thomas R. Howley.

10.6.8.1       Amendment to Executive Employment Agreement between the
               Registrant and Thomas R. Howley.**+

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

21             Registrant's Subsidiaries.*

23.1           Consent of PricewaterhouseCoopers L.L.P.*

27             Financial Data Schedule.*

-----------

*     Filed April 10, 2000, with the Commission on Form 10-K.

**    Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PANERA BREAD COMPANY

                                   By: /s/ RONALD M. SHAICH
                                      -----------------------------------------
                                      Ronald M. Shaich, Chairman of the Board
                                      and Chief Executive Officer

Date:  April 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ RONALD M. SHAICH
--------------------------------------------
Ronald M. Shaich, Chairman of the
Board and Chief Executive Officer

/s/ WILLIAM W. MORETON
--------------------------------------------
William W. Moreton, Senior Vice
President and Chief Financial Officer

/s/ GEORGE E. KANE
--------------------------------------------
George E. Kane, Director

/s/ HENRY J. NASELLA
--------------------------------------------
Henry J. Nasella, Director

/s/ DOMENIC COLASACCO
--------------------------------------------
Domenic Colasacco, Director

All dated:  April 24, 2000