Form 10-Q
period 2000-04-15
PANERA BREAD CO
filed 2000-05-25
CIK 724606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 15, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19253

                            ------------------------

                              PANERA BREAD COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2723701
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

   7930 BIG BEND BLVD, WEBSTER GROVES, MO                          63119
  (Address of principal executive offices)                      (Zip code)

                                 (314) 918-7779

              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 18, 1999, 10,706,757 shares and 1,530,524 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PANERA BREAD COMPANY
                                     INDEX

PART I.                 FINANCIAL INFORMATION                                           PAGE
-------                 ---------------------                                         --------
ITEM 1.                 FINANCIAL STATEMENTS........................................      3

                        Consolidated Balance Sheets as of April 15, 2000 (unaudited)
                        and December 25, 1999.......................................      3

                        Consolidated Statements of Operations for the sixteen weeks
                        ended April 15, 2000 and April 17, 1999 (unaudited).........      4

                        Consolidated Statements of Cash Flows for the sixteen weeks
                        ended April 15, 2000 and April 17, 1999 (unaudited).........      5

                        Notes to Consolidated Financial Statements..................      6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................      8

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................     12

PART II.                OTHER INFORMATION

ITEM 5.                 OTHER INFORMATION...........................................     13

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K............................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PANERA BREAD COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              APRIL 15, 2000   DECEMBER 25, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
                                             ASSETS

Current assets:
  Cash and cash equivalents.................................     $ 1,878            $ 1,936
  Accounts receivable, less allowance of $197 in 2000 and
    1999....................................................       2,026              2,686
  Inventories...............................................       1,907              1,880
  Prepaid expenses..........................................         649                484
  Refundable income taxes...................................          98                 98
  Deferred income taxes.....................................       7,762              5,473
                                                                 -------            -------
      Total current assets..................................      14,320             12,557
                                                                 -------            -------

Property and equipment, net.................................      50,186             47,191

Other assets:
  Notes receivable..........................................          20                 35
  Intangible assets, net of accumulated amortization of
    $6,236 in 2000 and $5,932 in 1999.......................      18,474             18,779
  Deposits and other........................................       5,506              4,048
  Deferred income taxes.....................................       5,231              8,419
                                                                 -------            -------
      Total other assets....................................      29,231             31,281
                                                                 -------            -------
      Total assets..........................................     $93,737            $91,029
                                                                 =======            =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................     $ 2,143            $ 3,535
  Accrued expenses..........................................      11,148             12,237
  Current portion of computer equipment financing...........         388                 --
  Outstanding amount on revolving credit facility...........       2,650                 --
                                                                 -------            -------
      Total current liabilities.............................      16,329             15,772
Deferred revenue............................................       1,913              2,011
Long term portion of computer equipment financing...........         376                 --
                                                                 -------            -------
      Total liabilities.....................................      18,618             17,783
Stockholders' equity:
Common stock, $.0001 par value:
  Class A shares authorized 50,000,000; issued and
    outstanding 10,692,675 and 10,630,717 in 2000 and 1999,
    respectively............................................           1                  1
  Class B shares authorized 2,000,000; issued and
    outstanding 1,530,524 and 1,535,821 in 2000 and 1999
    respectively............................................          --                 --
Additional paid-in capital..................................      70,939             70,581
Retained earnings...........................................       4,179              2,664
                                                                 -------            -------
      Total stockholders' equity............................      75,119             73,246
                                                                 -------            -------
      Total liabilities and stockholders' equity............     $93,737            $91,029
                                                                 =======            =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 15, 2000   APRIL 17, 1999
                                                              --------------   --------------
Revenues:
  Restaurant sales..........................................       $33,951          $73,411
  Franchise sales and other revenues........................         2,877            2,267
  Commissary sales to franchisees...........................         3,598            2,247
                                                                   -------          -------
      Total revenue.........................................        40,426           77,925

Costs and expenses:
  Restaurant expenses:
    Cost of food and paper products.........................        11,300           24,361
    Labor...................................................        10,012           21,978
    Occupancy...............................................         2,553            8,801
    Other operating expenses................................         4,331            8,787
                                                                   -------          -------
                                                                    28,196           63,927

Commissary cost of sales....................................         3,209            1,640
Depreciation and amortization...............................         2,346            1,800
General and administrative expenses.........................         4,135            6,888
Non-recurring charge........................................            --            5,545
                                                                   -------          -------
      Total costs and expenses..............................        37,886           79,800
                                                                   -------          -------

Operating profit (loss).....................................         2,540           (1,875)
Interest expense, net.......................................            79            1,884
Other (income) expense, net.................................           (22)             403
Minority interest...........................................            --              (11)
                                                                   -------          -------
Income (loss) before income taxes...........................         2,483           (4,151)
Income tax provision........................................           968              474
                                                                   -------          -------
Net income (loss)...........................................       $ 1,515          $(4,625)
                                                                   =======          =======

Net income (loss) per common share--basic...................       $  0.12          $ (0.38)

Net income (loss) per common share--diluted.................       $  0.12          $ (0.38)

Weighted average shares of common and common equivalent
  shares outstanding
  Basic.....................................................        12,180           12,103
  Diluted...................................................        12,298           12,103

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 15, 2000   APRIL 17, 1999
                                                              --------------   --------------
Cash flows from operations:
  Net income (loss).........................................       $ 1,515        $ (4,625)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................         2,346           1,800
  Provision for losses on accounts receivable...............            --              17
  Minority interest.........................................            --             (11)
  Deferred income taxes.....................................           899              --
  Non-recurring charge......................................            --           5,545

Changes in operating assets and liabilities:
  Accounts receivable.......................................           660              (5)
  Inventories...............................................           (27)             70
  Prepaid expense...........................................          (165)         (1,850)
  Refundable income taxes...................................            --              17
  Accounts payable..........................................        (1,392)         (1,745)
  Accrued expenses..........................................        (1,089)          1,667
  Deferred revenue..........................................           (98)             --
                                                                   -------        --------
    Net cash provided by operating activities...............         2,649             880
                                                                   -------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment................        (5,011)         (5,196)
  Change in cash included in net current liabilities held
    for sale................................................            --            (224)
  Payments received on notes receivable.....................            15             101
  Decrease (increase) in intangible assets..................            --             (45)
  (Increase) decrease in deposits and other.................        (1,484)          2,850
                                                                   -------        --------
    Net cash used in investing activities...................        (6,480)         (2,514)
                                                                   -------        --------
Cash flow from financing activities:
  Exercise of employee stock options........................           198              --
  Proceeds from issuance of debt............................         3,801          32,101
  Principal payments on debt................................          (387)        (31,499)
  Proceeds from issuance of common stock....................           161             343
  Increase in deferred financing costs......................            --              (6)
  Decrease in minority interest.............................            --             (97)
                                                                   -------        --------
    Net cash provided by financing activities...............         3,773             842
                                                                   -------        --------

Net decrease in cash and cash equivalents...................           (58)           (792)
Cash and cash equivalents at beginning of period............         1,936           1,860
                                                                   -------        --------
Cash and cash equivalents at end of period..................       $ 1,878        $  1,068
                                                                   -------        --------

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 25, 1999.

    The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year.

    See Form 10-K for the year ended December 25, 1999 for a discussion of the Company's significant accounting policies and principles.

NOTE B--FRANCHISE AND DEVELOPMENT FEES

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

NOTE C--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 15, 2000   APRIL 17, 1999
                                                              --------------   --------------
Net income (loss) used in net income (loss) per common
share--basic................................................       $ 1,515          $(4,625)
Net income (loss) used in net income (loss) per common
share--diluted..............................................       $ 1,515          $(4,625)
Weighted average number of shares outstanding--basic........        12,180           12,103

  Effect of dilutive securities:
    Employee stock options..................................            66               --
    Stock warrants..........................................            52               --
Weighted average number of shares outstanding--diluted......        12,298           12,103

Per common share:
  Basic:
  Net income (loss).........................................       $   .12          $ (0.38)

  Diluted:
  Net income (loss).........................................       $   .12          $ (0.38)

    During the sixteen weeks ended April 17, 1999, options to purchase 1,176,000 shares of common stock at a weighted average exercise price of $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes. These shares were not included in the computation of diluted earnings per share for the sixteen weeks ended April 17, 1999, because the effect would have been antidilutive.

    During the sixteen weeks ended April 17, 1999, options to purchase 248,450 shares of common stock at a weighted average exercise price of $6.06 per share, and warrants to purchase 96,000 shares of common stock at an exercise price of $5.62 per share were outstanding but not included in the computation of diluted earnings per share for the sixteen weeks ended April 17, 1999, because the effect would have been antidilutive.

NOTE D--RECENT ACCOUNTING PRONOUNCEMENTS

    None which will have a material impact on the Company's financial statements.

NOTE E--SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES

    On May 16, 1999, the Company sold its Au Bon Pain Division to ABP Corporation for $73 million in cash before a contractual purchase price reduction of $1 million. The results of operations for the sixteen weeks ended April 17, 1999, include the results of the divested Au Bon Pain Division. Revenues and net operating profit (before the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale as of April 17, 1999, were $48.6 million and $1.3 million respectively. In conjunction with the sale, the Company recorded a pre-tax loss of $5.5 million related to the transaction in the first quarter of 1999. Operating income in the sixteen weeks ended
April 17, 1999 was favorably impacted by $3.8 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

NOTE F--ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                              APRIL 17, 2000   DECEMBER 25, 1999
                                                              --------------   -----------------
Accrued insurance...........................................      $ 1,066           $   881
Rent........................................................          777               780
Payroll and related taxes...................................        2,499             2,594
Taxes other than income taxes...............................        3,910             4,383
Other.......................................................        2,896             3,599
                                                                  -------           -------
                                                                  $11,148           $12,237
                                                                  =======           =======

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the period indicated. Percentages may not add due to rounding:

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 15, 2000   APRIL 17, 1999
                                                              --------------   --------------
Revenues:
  Restaurant sales..........................................         84.0%            94.2%
  Franchise sales and other revenues........................          7.1              2.9
  Commissary sales to franchisees...........................          8.9              2.9
                                                                    -----            -----
      Total revenues........................................        100.0%           100.0%

Costs and expenses:
  Restaurant cost of sales (1)
    Cost of food and paper products.........................         33.3             33.2
    Labor...................................................         29.5             29.9
    Occupancy...............................................          7.5             12.0
    Other...................................................         12.8             12.0
                                                                    -----            -----
      Total restaurant cost of sales........................         83.0             87.1

Commissary cost of sales (2)................................         89.2             73.0
Depreciation and amortization...............................          5.8              2.3
General and administrative expenses.........................         10.2              8.8
Non-recurring charges.......................................           --              7.1
Operating profit (loss).....................................          6.3             (2.4)
Interest expenses, net......................................          0.2              2.4
Other (income) expense, net.................................           --              0.5
Minority interest...........................................           --               --
                                                                    -----            -----
Income (loss) before income taxes...........................          6.1             (5.3)
Income tax provision........................................          2.4              0.6
Net income (loss)...........................................          3.7             (5.9)

------------------------

(1) As a percentage of Company restaurant sales.

(2) As a percentage of commissary sales to franchisees.

GENERAL

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

RESULTS OF OPERATIONS

    Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the sixteen weeks ended April 15, 2000, results of operations include only the results of the Panera Bread/ Saint Louis Bread Company business unit. Results of operations for the sixteen weeks ended
April 17, 1999 also include the results of the divested Au Bon Pain Division. For the sixteen weeks ended April 17, 1999, the Company recorded a $5.5 million loss related to the sale.

REVENUES

    Total revenues for the first quarter declined to $40.4 million in 2000 compared to $77.9 million in 1999. The decline was due to the sale of the au Bon Pain Division in May 1999. As a stand alone entity, Panera Bread's total revenues increased 37% to $40.4 million in the first quarter of 2000 versus $29.4 million in the first quarter of 1999.

    Restaurant revenue for Panera Bread on a stand alone basis increased 29% to $34.0 million in the first quarter of 2000 from its total of $26.3 million in the first quarter of 1999. This increase is due to a number of factors, including the opening of 11 new company owned bakery-cafes since the first quarter of 1999 and an 8.9% increase in comparable restaurant sales for the first quarter of 2000. During the first quarter of 2000, 3 new company-owned bakery-cafes were opened. System-wide sales increased 83% to $88.7 million for Panera Bread in the first quarter of 2000 compared to 1999.

    Franchise sales and other revenues consist of franchise fees and royalties. On a stand alone basis, Panera Bread's franchise sales and other revenue rose 88% in the first quarter of 2000 compared to the same period in 1999. This was primarily driven by an increase in franchise royalties to $2.4 million in the first quarter of 2000 compared to $1.0 million in the first quarter of 1999. The increase in royalty revenue can be attributed to the addition of 56 franchised bakery-cafes opened since the first quarter of 1999 and the higher sales volumes being achieved in 2000. The average annualized sales volume for all franchised bakery-cafes in the first quarter of 2000 was $1.6 million compared to $1.4 million in the same time in 1999.

    Commissary sales to franchisees increased to $3.6 million in the first quarter of 2000 compared to $2.2 million in the first quarter of 1999. On a stand alone basis, Panera Bread's commissary sales to franchisees increased 140% to $3.6 million in the quarter from $1.5 million in the first quarter of 1999. The increase was due to the increased number of franchised units open and higher average sales volumes as discussed above.

    During the first quarter of 2000, one additional Panera Bread franchise area development agreement was signed, representing a commitment to develop 10 additional bakery-cafes. This agreement brings the total commitments to develop additional franchised bakery-cafes to 525 as of April 15, 2000 in addition to the franchised cafes already opened. The Company added 19 Panera Bread bakery-cafes during the first quarter of 2000. Three of the locations were company-owned bakery-cafes and 16 were franchise operated bakery-cafes. These openings brought the total number of bakery-cafes open as of April 15, 2000 to 200, 84 company-owned (including two specialty bakery-cafes) and 116 franchised bakery-cafes.

COSTS AND EXPENSES

    The cost of food and paper products was $11.3 million, or 33.3% of restaurant sales, in the first quarter of 2000 compared to $24.4 million, or 33.2% of restaurant sales in 1999. The cost of food and paper products does not include food costs that are associated with the commissary operations that sell fresh dough products to franchised bakery-cafes. The decrease in the dollar amount of food and paper costs was due to the sale of the Au Bon Pain Division. On a stand alone basis, Panera Bread's cost of food and paper products declined to 33.3% of restaurant sales in the first quarter of 2000 compared to 34.0% of restaurant sales in the first quarter of 1999. The decline was due to stable costs while sales volumes increased over the prior year resulting in improved efficiencies and a lower food cost percentage.

    In the first quarter of 2000, commissary cost of sales was $3.2 million compared to $1.6 million in the first quarter of 1999. On a stand alone basis, Panera Bread's commissary cost of sales was $3.2 million in 2000 compared to $1.6 million in 1999. The increase was primarily due to the larger sales volume generated by the increased number of bakery-cafes. The Au Bon Pain Division's commissaries operated at a profit due to their maturity, while Panera Bread's commissaries operated at a slight loss in the first quarter of 2000.

    The labor cost was $10.0 million, or 29.5% of restaurant sales, in the first quarter of 2000 compared to $22.0 million, or 29.9% of restaurant sales in the first quarter of 1999. The decrease in labor cost dollars was due to the sale of the Au Bon Pain Division. On a stand alone basis Panera Bread's labor cost percentage of 29.5% in the first quarter of 2000 was consistent with the labor cost of 29.4% of restaurant sales, or $7.7 million, in the first quarter of 1999.

    Occupancy costs were $2.6 million or 7.5% of restaurant sales, in the first quarter of 2000 compared to $8.8 million, or 12.0% of restaurant sales, for the same time period in 1999. The decrease in dollars and as a percentage of restaurant sales was due to the sale of the Au Bon Pain Division, which had historically run higher occupancy costs due to their locations in downtown areas of larger cities. On a stand alone basis, Panera Bread's occupancy costs decreased to 7.5% of restaurant sales in the first quarter of 2000 compared to 8.1% in the first quarter of 1999. The decrease was due to the fact that occupancy costs are largely fixed and sales volumes have increased in 2000 compared to 1999.

    Other restaurant operating expenses were $4.3 million, or 12.8% of restaurant sales, in the first quarter of 2000 compared to $8.8 million or 12.0% of restaurant sales in the first quarter of 1999. On a stand alone basis, Panera Bread's other operating expenses of 12.8% of restaurant sales were slightly higher than the 12.5% of restaurant sales in the first quarter of 1999. The increase was primarily due to an operating realignment in 1999 to add an Area Director level to manage the bakery-cafes in each market. By putting this new supervisory level in each market, the Company believes it has achieved better operating results.

    Depreciation and amortization increased as a percentage of total revenue to 5.8% in the first quarter of 2000 compared to 2.3% of total revenue in the first quarter of 1999. The increase was due to the fact that the first quarter of 1999's results included the revenues from the Au Bon Pain Division while excluding any depreciation expenses as the Au Bon Pain Division was classified as an asset held for sale. On a stand alone basis, Panera Bread's depreciation was 5.8% of total revenue in the first quarter of 2000 compared to 6.1% of total revenue in 1999. The decrease was driven by higher sales volumes and franchise revenue in 2000.

    General and administrative expenses increased to 10.2% of total revenues compared to 8.8% of total revenues in the first quarter of 1999. The increase was due to these costs being spread over a larger revenue base in 1999 compared to 2000 when the results of Au Bon Pain were included. On a stand alone basis, Panera Bread's general and administrative expenses were 10.2% of total revenues in both the first quarter of 2000 and the first quarter of 1999.

    Operating income for the first quarter of 2000 increased to $2.5 million from a $(1.9) million loss in 1999. Operating income increased due to increased revenues from Company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees, and due to the lack of non-recurring charges. For the sixteen weeks ended April 17, 1999, the Company recorded a pretax loss of $5.5 million related to the sale of the Au Bon Pain Division. Operating income in the first quarter of 1999 was favorably impacted by

$3.8 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

    Interest expense as a percentage of total revenue decreased to .2% in the first quarter of 2000 versus 2.4% for the comparable period in 1999. This reduction is due primarily to the repayment of the Company's outstanding debt with the proceeds from the sale of the Au Bon Pain Division in May 1999.

    Other (income) expense was $.02 million of income for the quarter ended April 15, 2000. This compares to an expense of $.4 million for the first quarter of 1999, which was comprised of a charge back from a vendor and miscellaneous other expenses related to the Au Bon Pain Division.

INCOME TAXES

    The provision for income taxes increased to $968,432 for the first quarter of 2000 versus $474,000 for the comparable period in 1999. The tax provision for the first quarter of 2000 reflects a combined federal, state, and local effective tax rate of 39%.

NET INCOME/LOSS

    For the sixteen weeks ended April 15, 2000, net income for the Company was $1.5 million, or $.12 per share, compared to a net loss of $4.6 million, or $.38 per share, for the sixteen week period ended April 17, 1999. The increase in net income was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes, and the absence of any charges related to the sale of the Au Bon Pain Division in 1999. On a stand alone basis, Panera Bread's net income increased 160% to $1.5 million in the first quarter of 2000 compared to $.6 million, or $.05 per share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $1.9 million at April 15, 2000, compared with $1.9 million at April 17, 1999. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and working capital. To date, the Company has met its requirements for capital with cash from operations, proceeds from the sale of equity and debt securities, and bank borrowings.

    Funds provided by operating activities were $2.6 million for the first quarter of 2000 compared to $.9 million of funds generated for the comparable period in 1999. Funds provided by operations increased primarily as a result of a decrease in accounts receivable.

    Total capital expenditures for the sixteen weeks ended April 15, 2000, were $5.0 million and were primarily related to the opening of 3 new company-owned bakery-cafes and to maintaining or remodeling existing bakery-cafes. The expenditures were mainly funded by cash from operating activities and the Company's revolving line of credit. Total capital expenditures were $5.2 million for the first quarter of 1999, which included $1.5 million in capital expenditures for the divested Au Bon Pain Division.

    As of April 15, 2000, the Company had a $10.0 million unsecured revolving line of credit bearing interest at either the LIBOR rate plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of April 15, 2000, $2.7 million was outstanding under the line of credit and an additional $600,000 of the remaining availability was utilized by outstanding standby letters of credit. As of April 15, 2000, the Company was in compliance with all covenants associated with its borrowing.

    In 2000, the Company currently anticipates spending a total of approximately $16 to $17 million principally for the opening of approximately 12 to 13 new company owned bakery-cafes, the opening of one to two additional commissaries, and for maintaining and remodeling approximately 10 existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented by borrowings on its line of credit.

FORWARD-LOOKING STATEMENTS

    Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words"estimate", "project", "anticipates", "expects", "intends", "believes", "future", and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company's operating results may be negatively affected by many factors, including but not limited to the lack of availability of sufficient capital to it and to the developers that are parties to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

YEAR 2000 ISSUE

    The Year 2000 issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurred, certain date-sensitive systems had to recognize the year as 2000, not as 1900. This inability to recognize and properly treat the year as 2000 could have caused these systems to process critical financial and operational information incorrectly. In prior years, the Company discussed its plans and progress to be Year 2000 ready. The Company completed the installation, implementation, and testing of its systems in late 1999, and made modifications as deemed necessary. As a result of the planning and implementation efforts, the Company experienced no significant disruptions in business critical information technology and non-information technology systems, and the Company believes these systems responded successfully to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues regarding its internal systems, the products and services of third parties, or the businesses operated by its franchisees. The Company will continue to monitor date-sensitive systems as certain key dates occur throughout the year to ensure that any Year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company had no holdings of derivative financial or commodity instruments at April 15, 2000. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. Panera Bread has no foreign operations and accordingly, no foreign exchange rate fluctuation risk. The Au Bon Pain Division did have foreign operations; however, these were sold with the Au Bon Pain Division on May 16, 1999.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On March 16, 2000, the Board of Directors appointed Domenic Colasacco as a director to fill a vacancy on the Company's Board. Mr. Colasacco was appointed to serve with the class of directors that is eligible for re-election at the Company's annual meeting of stockholders scheduled for July 25, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NO.                     DESCRIPTION
---------------------   -----------
 10.1+                  Employment Letter between the Company and Thom Pannullo,
                        dated as of February 4, 2000.
 27.1                   Financial Data Schedule.

------------------------

+ Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the sixteen weeks ended April 15, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       PANERA BREAD COMPANY
                                                            -----------------------------------------
                                                                           (Registrant)

Dated: May 25, 2000                                    By:             /s/ RONALD M. SHAICH
                                                            -----------------------------------------
                                                                         Ronald M. Shaich
                                                               Chairman and Chief Executive Officer

Dated: May 25, 2000                                    By:            /s/ WILLIAM W. MORETON
                                                            -----------------------------------------
                                                                        William W. Moreton
                                                                     Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.                     DESCRIPTION
---------------------   -----------
 10.1+                  Employment Letter between the Company and Thom Pannullo,
                        dated as of February 4, 2000.

 27.1                   Financial Data Schedule.

------------------------

+ Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).