Form 10-K/A
period 1999-12-25
PANERA BREAD CO
filed 2000-06-20
CIK 724606

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                  -------------

                                   FORM 10-K/A

                                  ------------

                         AMENDMENT NO. 2 TO FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
                         COMMISSION FILE NUMBER 0-19253

                                  ------------

                              PANERA BREAD COMPANY

                              --------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              04-2723701
--------                                                              ----------
(State or other                                                 (I.R.S. employer
jurisdiction                                                 identification No.)
of incorporation or
organization)

7930 BIG BEND BOULEVARD, ST. LOUIS, MISSOURI      63119
--------------------------------------------      -----
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

     The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest amongst its target customer groupsnthe "Trend-Setters" and the "Good Food Traditionalists". Both of these target customers seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the "Trend-Setters". New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery-cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are then introduced in the Company's bakery-cafes.

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

     Information with respect to our leased commissaries as of December 25, 1999 is set forth below:


FACILITY                                                   SQUARE FOOTAGE
St. Louis, MO Commissary.....................................      12,100
Dallas, TX Commissary........................................       1,000
Washington, DC Commissary....................................       8,900
Atlanta, GA Commissary.......................................       4,100
Detroit, MI Commissary.......................................       5,200
Minneapolis, MN Commissary...................................       4,800
Cincinnati, OH Commissary....................................       8,500
Warren, OH Commissary........................................      11,300
Chicago, IL Commissary.......................................      12,100
Orlando, FL Commissary.......................................       5,900


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

                 PANERA BREAD/SAINT LOUIS BREAD CO. BAKERY-CAFES

COMPANY-OPERATED: 81 TOTAL (INCLUDING SPECIALTY CAFES) AS OF DECEMBER 25, 1999


GREATER ST. LOUIS MARKET AREA: 35
Ballas, Creve Coeur, MO                                            Kirkwood, MO
Belleville, IL                                                     Main, St. Charles, MO
Baxter, Ballwin, MO                                                Market, St. Louis, MO
Bogey Hills, St. Charles, MO                                       Northwest Plaza, St. Ann, MO
Brentwood, St. Louis, MO                                           Pine, St. Louis, MO
Cape Girardeau, MO                                                 Soulard, St. Louis, MO
Carondelet, Clayton, MO                                            South 9th Street, Columbia, MO
Central West End, St. Louis, MO                                    South Central, Clayton, MO
Chesterfield Mall, Chesterfield, MO                                St. Clair Square, Fairview Heights, IL
Columbia Mall, Columbia, MO                                        Sunset Hills, Sunset Hills, MO
Crestwood Plaza, St. Louis, MO                                     Surrey Plaza, Florissant, MO
Delmar, University City, MO                                        Telegraph Road, St. Louis, MO
Esquire, Clayton, MO                                               Tesson Ferry, St. Louis, MO
Four Seasons, Chesterfield, MO                                     West County, Des Peres, MO
Galleria, Richmond Heights, MO                                     Westport Plaza, Maryland Heights, MO
Gateway One, St. Louis, MO                                         Wildwood Crossing, Wildwood, MO
Grand, St. Louis, MO                                               Winchester, MO
Highway K, O'Fallon, MO

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



KT Plaza, Farmington, MI                                           Troy Commons, Troy, MI
Lakeside Mall, Sterlington Heights, MI                             Twelve Mile &
                                                                   Halsted, Farmington Hills, MILathrup Village, Bloomfield,
                                                                   MITwelve Oaks Mall, Novi, MI

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

COVELLI FAMILY LIMITED PARTNERSHIP: 1
Brandon Town Center, Brandon, FL



CSC INVESTMENTS, L.L.C.: 2
Market Street, Chattanooga, TN                                     Mercedes Place, Knoxville, TN

FENWICK GROUP, L.L.C.: 3
East Broad Street, Westfield, NJ                                   Paramus Park Mall, Paramus, NJ
Essex Green Mall, West Orange, NJ

KNEAD BREAD, L.L.C.: 3
East 69th Street, Fishers, IN                                      Rivertown Pkwy, Grandville, MI
Merchants Square, Carmel, IN

LEMEK, L.L.C.: 2
Mall of Columbia, Columbia, MD                                     Towson Place Center, Towson, MD

OKLAHOMA CITY BAKERY, INC.: 2
Northwest Expressway, Oklahoma City, OK                            South Bryant Avenue, Edmond, OK

ORIGINAL BREAD, INC.: 9
Metcalf, Overland Park, KS                                         Oak Park Mall, Overland Park, KS
Mill Street, Kansas City, MO                                       West 23rd Street, Lawrence, KS
Mission Road, Prairie Village, KS                                  West 75th, Overland Park, KS
Nall Ave., Leawood, KS                                             West 119th Street, Olathe, KS
North Rock Road, Wichita, KS

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

SLB OF IOWA, L.L.C.: 6

Coral Ridge Mall, Coralville, IA                                   Elmore Crossing, Davenport, IA
Council Street, NE, Cedar Rapids, IA                               38th Avenue, Moline, IL
85th Street, Urbandale, IA                                         Westown Parkway, Des Moines, IA

SLB OF MINNESOTA, L.L.C.: 4

City Center East, Woodbury, MN                                     Poppy Street, Coon Rapids, MN
Country Road 24, Plymouth, MN                                      Promenade Ave., Eagan, MN
                                                                   Hurstbourne, KYMall of St. Matthews, Louisville, KY

ST. LB, INC.: 2

TEXAS BREAD, L.L.C.: 2
Preston Road, Dallas, TX                                           Vista Ridge Mall, Lewisville, TX



TRADITIONAL BAKERY, INC.: 5
East Battlefield, Springfield, MO                                  South Campbell, Springfield, MO
East Sunshine, Springfield, MO                                     South National, Springfield, MO
East 32nd Street, Joplin, MO

TRADITIONAL BAKERY, INC.: 5
East 15th Street, Tulsa, OK                                        South Lewis Ave., Tulsa, OK
East 51st Street, Tulsa, OK                                        Woodland Hills Mall, Tulsa, OK
East 41st Street, Tulsa, OK

WHOLESOME GROUP, L.L.C.: 1
West Dussel, Maumee, OH


     The following table sets forth the number of Company-operated and franchise-operated Panera Bread and Saint Louis Bread bakery-cafes which were open as of the dates indicated:


                                DEC. 30, 1995       DEC. 28, 1996       DEC. 27, 1997        DEC. 26, 1998       DEC. 25, 1999
                                -------------       -------------       -------------        -------------       -------------
Company-operated............               50                  52                  57                   70                  81
Franchise-operated..........                8                  10                  19                   45                 100
Total.......................               58                  62                  76                  115                 181


     The following table sets forth the number of Company-operated and franchise-operated bakery-cafes for the Au Bon Pain Division which were open as of the dates indicated.


                                 DEC. 30, 1995       DEC. 28, 1996        DEC. 27, 1997       DEC. 26, 1998       MAY 16, 1999
                                 -------------       -------------        -------------       -------------       ------------
Company-operated..............             192                 177                  160                 151                147
Franchise-operated............              29                  48                   96                 114                120
Total.........................             221                 225                  256                 265                267


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


1998                                                          HIGH      LOW
First Quarter..............................................    8 5/8    7 1/2
Second Quarter.............................................   11 5/8    8
Third Quarter..............................................   11 5/8    5 1/4
Fourth Quarter.............................................    7 5/16   4 1/8



1999                                                           HIGH     LOW
First Quarter..............................................   7 1/8     5
Second Quarter.............................................   9         5
Third Quarter..............................................   7 5/8     6 3/16
Fourth Quarter.............................................   8 1/2     6 1/2


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                     FOR THE FISCAL YEARS ENDED

                                                                       DEC. 25,      DEC. 26,     DEC. 27,      DEC. 28,    DEC. 30,
                                                                       1999(1)        1998         1997          1996         1995
                                                                       -------       -------      -------      --------    --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Restaurant sales............................................        $156,738     $237,102      $233,212      $225,625    $216,411
  Franchise sales and other revenues..........................           7,384        6,161         5,974         3,556       3,306
  Commissary sales to franchisees.............................           7,237        6,397        11,704         7,753       6,749
                                                                       171,359      249,660       250,890       236,934     226,466
Costs and expenses:
  Cost of food and paper products.............................          52,445       81,140        82,578        77,330      74,610
  Restaurant operating expenses...............................          79,677      123,060       119,537       115,364     112,161
  Commissary cost of sales....................................           6,490        6,100         7,807         8,301       2,640
  Depreciation and amortization...............................           6,379       12,667        16,862        16,195      14,879
  General and administrative..................................          17,104       18,769        16,417        14,979      12,818
  Non-recurring charges.......................................           5,545       26,236            --         4,435       8,500
                                                                       167,640      267,972       243,201       236,604     225,608
Operating profit (loss).......................................           3,719     (18,312)         7,689           330         858
Interest expenses, net........................................           2,745        6,396         7,204         5,140       3,363
Other (income) expense, net...................................             735        1,445           212         2,513       2,016
Minority interest/(income)....................................            (25)        (127)          (42)          (40)        (94)
Income (loss) before provision (benefit) for income taxes and
  extraordinary items.........................................             264     (26,026)           315       (7,283)     (4,427)
Provision (benefit) for income taxes..........................             511      (5,532)       (1,492)       (2,918)     (2,813)
Income (loss) before extraordinary items......................           (247)    $(20,494)        $1,807      $(4,365)    $(1,614)
Extraordinary loss on the early extinguishment of debt, net of
  tax of $197.................................................             382           --            --            --          --
Net income (loss).............................................          $(629)    $(20,494)        $1,807      $(4,365)    $(1,614)

Per common share:
   Basic:
  Income (loss) before extraordinary item.....................          $(.02)      $(1.72)          $.15        $(.37)       $(.14)
  Net income (loss)...........................................          $(.05)      $(1.72)          $.15        $(.37)       $(.14)
   Diluted:
  Income (loss) before extraordinary item.....................          $(.02)      $(1.72)          $.15        $(.37)       $(.14)
  Net income (loss)...........................................          $(.05)      $(1.72)          $.15        $(.37)       $(.14)
Weighted average shares of common stock outstanding:
  Basic.......................................................          12,137       11,943        11,766        11,705       11,621
  Diluted.....................................................          12,137       11,943        11,913        11,705       11,621
Comparable restaurant sales percentage increase for Company-
  operated bakery-cafes.......................................         3.3%(2)         2.1%          3.6%          0.7%         0.5%
-----------


(1) Includes the results of the Au Bon Pain Division until it was sold on May 16, 1999.

(2) 1999 comparable restaurant sales consist of Panera Bread Company bakery-cafes only.


                                                                                                 AS OF
                                                                                                 -----
                                                                      DEC. 25,      DEC. 26,     DEC. 27,      DEC. 28,      DEC. 30
                                                                        1999          1998         1997          1996          1995
                                                                      -------       -------      --------      --------      -------
                                                                               (IN THOUSANDS, EXCEPT COMPANY-OPERATED
                                                                                         BAKERY-CAFES OPEN)
Consolidated Balance Sheet Data:
Working capital..............................................         $(3,215)     $(8,239)         $(58)      $(1,748)         $846
Total assets.................................................           91,029      153,618       186,516       196,428      193,018
Long-term debt, less current maturities......................               --       34,089        42,527        49,736       42,502
Convertible subordinated notes...............................               --       30,000        30,000        30,000       30,000
Stockholders' equity.........................................           73,246       73,327        92,274        90,056       93,238
Company-operated bakery-cafes open...........................            81(3)          219           217           229          242
-----------


(3)  Consists of Panera Bread Company-owned stores only at the end of 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenue, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:


                                                                                             FOR THE FISCAL YEARS ENDED
                                                                                             --------------------------
                                                                                      DECEMBER 25      DECEMBER 26      DECEMBER 27
                                                                                             1999             1998             1997
                                                                                             ----             ----             ----
Revenues:
  Restaurant sales       ....................................................               91.5%            95.0%             93.0%
  Franchise and other revenues...............................................                 4.3              2.5               2.4
  Commissary sales to franchisees............................................                 4.2              2.5               4.6
                         Total Revenues......................................              100.0%           100.0%            100.0%
Cost and Expenses:
   Restaurant cost of sales (1)
         Cost of food and paper products.....................................               33.4%            34.2%             35.4%
         Labor    ...........................................................                29.0             28.4              27.3
         Occupancy...........................................................                 9.9             11.8              12.2
         Other    ...........................................................                12.0             11.7              11.8
                  Total Restaurant Cost of Sales.............................               84.3%            86.1%             86.7%
Commissary cost of sales (2).................................................               89.7%            95.4%             66.7%
Depreciation and amortization................................................                 3.7              5.1               6.7
General and administrative...................................................                10.0              7.5               6.5
Non-recurring charges    ....................................................                 3.2             10.5                 n
Operating profit (loss)  ....................................................                 2.2            (7.3)               3.1
Interest expenses, net   ....................................................                 1.6              2.6               2.9
Other expense, net       ....................................................                 0.4              0.3               0.1
Loss on sale of assets   ....................................................                   n              0.3                 n
Minority interest        ....................................................                   n            (0.1)                 n
Income (loss) before income taxes and extraordinary item.....................                 0.2           (10.4)               0.1
Income tax provision (benefit)...............................................                 0.3            (2.2)             (0.6)
Income (loss) before extraordinary item......................................               (0.1)            (8.2)               0.7
Extraordinary loss from early extinguishment of debt, net of tax.............                 0.2                n                 n
Net (loss)/income        ....................................................              (0.4)%           (8.2)%              0.7%

-----------


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

                                                  /s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 19, 2000

PANERA BREAD COMPANY CONSOLIDATED BALANCE SHEETS (in thousands, except share information)


                                                                                                     DECEMBER 25,      DECEMBER 26,
                                                                                                         1999              1998
                                                                                                     -----------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................................................               $1,936            $1,860
  Accounts receivable, less allowance of $197 and $208 in 1999 and 1998, respectively.......                2,686             1,302
  Inventories (Note 3)......................................................................                1,880             1,662
  Prepaid expenses..........................................................................                  484             1,781
  Refundable income taxes...................................................................                   98               115
  Deferred income taxes (Note 10)...........................................................                5,473             1,500
         Total current assets...............................................................               12,557             8,220
Property and equipment, net (Note 4)........................................................               47,191            38,856
Other assets:
  Assets held for sale, net, non-current (Note 5)...........................................                   --            69,395
  Notes receivable..........................................................................                   35                20
  Intangible assets, net of accumulated amortization of $5,932 and $4,944 in 1999 and 1998
  respectively..............................................................................               18,779            19,787
  Deferred financing costs..................................................................                   88               768
  Deposits and other (Note 11)..............................................................                3,960             4,138
  Deferred income taxes (Note 10)...........................................................                8,419            12,434
         Total other assets.................................................................               31,281           106,542
         Total assets.......................................................................              $91,029          $153,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................................................               $3,535            $4,020
  Liabilities held for sale, net (Note 5)...................................................                   --             6,469
  Accrued Expenses (Note 6).................................................................               12,237             5,929
  Current maturities of long term debt......................................................                   --                41
         Total current liabilities..........................................................               15,772            16,459
Deferred revenue (Note 17)..................................................................                2,011                --
Long term debt, less current maturities (Note 7)............................................                   --            34,089
Convertible subordinated notes (Note 8).....................................................                   --            30,000
         Total liabilities..................................................................               17,783            80,548
Minority interest...........................................................................                   --             (257)
Commitments and contingencies (Note 9)......................................................                   --                --
Stockholders' equity (Note 12): Common stock, $.0001 par value:
Class A, shares authorized 50,000,000; issued and outstanding 10,630,717 and 10,518,213 in
  1999 and 1998, respectively...............................................................                    1                 1
Class B, shares authorized 2,000,000; issued and outstanding 1,535,821 and 1,557,658 in 1999
  and 1998, respectively....................................................................                   --                --
Additional paid-in capital..................................................................               70,581            70,033
Retained earnings...........................................................................                2,664             3,293
         Total stockholders' equity.........................................................               73,246            73,327
         Total liabilities and stockholders' equity.........................................              $91,029          $153,618




     The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)


                                                                                           FOR THE FISCAL YEAR ENDED
                                                                                  DECEMBER 25,       DECEMBER 26,      DECEMBER 27,
                                                                                     1999               1998              1997
                                                                                  -----------        -----------       ------------
Revenues:
  Restaurant sales.......................................................             $156,738           $237,102          $233,212
  Franchise and other revenues...........................................                7,384              6,161             5,974
  Commissary sales to franchisees........................................                7,237              6,397            11,704
         Total revenue...................................................              171,359            249,660           250,890
Costs and expenses:
   Restaurant Expenses:
      Cost of food and paper products....................................               52,445             81,140            82,578
      Labor..............................................................               45,385             67,218            63,593
      Occupancy..........................................................               15,552             28,016            28,514
      Other operating expenses...........................................               18,740             27,826            27,430
                                                                                       132,122            204,200           202,115
  Commissary cost of sales...............................................                6,490              6,100             7,807
  Depreciation and amortization..........................................                6,379             12,667            16,861
  General and administrative expenses....................................               17,104             18,769            16,418
  Non-recurring charge (Note 5)..........................................                5,545             26,236                --
         Total costs and expenses........................................              167,640            267,972           243,201
Operating profit (loss)..................................................                3,719           (18,312)             7,689
Interest expense, net....................................................                2,745              6,396             7,204
Other expense, net.......................................................                  735                710               212
Loss on sale of assets...................................................                   --                735                --
Minority interest........................................................                 (25)              (127)              (42)
Income (loss) before income taxes and extraordinary item.................                  264           (26,026)               315
Income tax provision (benefit) (Note 10).................................                  511            (5,532)           (1,492)
Income (loss) before extraordinary item..................................                (247)           (20,494)             1,807
Extraordinary loss from early extinguishments of debt, net of tax of $197                  382                 --                --
Net Income (loss)........................................................               $(629)          $(20,494)            $1,807
Per common share:
Basic:
  Income (loss) before extraordinary item................................               $(.02)            $(1.72)              $.15
  Net income (loss)......................................................               $(.05)            $(1.72)              $.15
Diluted:
  Income (loss) before extraordinary item................................               $(.02)            $(1.72)              $.15
  Net income (loss)......................................................               $(.05)            $(1.72)              $.15
Weighted average shares of common stock outstanding
  Basic..................................................................               12,137             11,943            11,766
  Diluted................................................................               12,137             11,943            11,913


     The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)


                                                                                                  FOR THE FISCAL YEARS ENDED
                                                                                                DEC. 25,       DEC. 26,     DEC. 27,
                                                                                                  1999           1998         1997
                                                                                                -------       --------      -------
Cash flows from operations:
  Net income (loss)....................................................................           $(629)      $(20,494)       $1,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization........................................................            6,379         12,667       16,861
  Amortization of deferred financing costs.............................................              406            683          619
  Provision for losses on accounts receivable..........................................               93             56           49
  Minority interest....................................................................             (25)          (127)         (42)
  Deferred income taxes................................................................               42        (6,589)      (1,883)
  Loss on early extinguishment of debt.................................................              382             --           --
  Gain on sale of assets...............................................................               --             --        (986)
  Gain on sale of investment...........................................................               --             --        (930)
  Non-recurring charge.................................................................            5,545         26,236           --
  Loss on disposal of assets...........................................................               --            735          308
Changes in operating assets and liabilities:
  Accounts receivable..................................................................          (1,596)             15      (1,185)
  Inventories..........................................................................             (65)            212        (294)
  Prepaid expense......................................................................          (3,560)          (535)          952
  Refundable income taxes..............................................................               --            480        1,521
  Accounts payable.....................................................................          (3,037)          4,069      (4,070)
  Accrued expenses.....................................................................              769          3,104          769
  Deferred revenue.....................................................................            2,011             --           --
      Net cash provided by operating activities........................................            6,715         20,512       13,496
Cash flows from investing activities:
  Additions to property and equipment..................................................         (15,306)       (21,706)     (14,681)
  Proceeds from sale of assets.........................................................           72,163         12,694        6,044
  Proceeds from sale of investment.....................................................               --             --        2,000
  Change in cash included in net current liabilities held for sale.....................            (466)        (1,305)           --
  Payments received on notes receivable................................................              114            240          139
  Increase in intangible assets........................................................             (50)          (139)        (122)
  Increase in deposits and other.......................................................              855          (956)      (1,058)
  Increase in notes receivable.........................................................             (30)           (45)           --
      Net cash provided by (used in) investing activities..............................           57,280       (11,217)      (7,678)
Cash flow from financing activities:
  Exercise of employee stock options...................................................               96          1,203          168
  Proceeds from long-term debt issuance................................................           41,837         75,418       57,530
  Principal payments on long-term debt.................................................        (106,073)       (84,253)     (65,003)
  Proceeds from issuance of common stock...............................................              148            268          243
  Common stock issued for employee stock bonus.........................................              304             --           --
  Increase in deferred financing costs.................................................            (110)          (506)        (189)
  Increase (decrease) in minority interest.............................................            (121)          (418)        (293)
      Net cash used in financing activities............................................         (63,919)        (8,288)      (7,544)
Net increase (decrease) in cash and cash equivalents...................................               76          1,007      (1,726)
Cash and cash equivalents at beginning of year.........................................            1,860            853        2,579
Cash and cash equivalents at end of year...............................................           $1,936         $1,860         $853
Supplemental cash flow information: Cash paid during the year for:
      Interest.........................................................................           $4,250         $5,544       $6,602
      Income taxes.....................................................................             $241           $268         $700
  Note received from sale of property and equipment....................................              $--            $--       $2,591


     The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997 (in thousands)


                                                 COMMON STOCK         PREFERRED STOCK
                                               $.0001 PAR VALUE       $.0001 PAR VALUE
                                               ----------------       ----------------
                                           CLASS A          CLASS B          CLASS B
                                           -------          -------          -------
                                       SHARES   AMOUNT  SHARES   AMOUNT  SHARES   AMOUN   ADDITIONAL    RETAINED
                                       ------   ------  ------   ------  ------   -----    PAID-IN      EARNINGS
                                                                                            CAPITAL     --------
                                                                                            -------

Balance, Dec. 28, 1996............     10,067       $1   1,647     $__       20     $__     $68,075      $21,980
Exercise of employee stock options         23                                                   152
Income tax benefit related to stock                                                              16
  option plan.....................
Issuance of common stock..........         40                                                   243
Conversions of Class B to Class A.         37            (37)
Conversions of preferred stock to          20                               (20)
  Class A common stock............
Net income........................                                                                         1,807
Balance, Dec. 27, 1997............     10,187       $1   1,610     $__        0     $__     $68,486      $23,787
Exercise of employee stock options        178                                                 1,204
Income tax benefit related to stock                                                              75
  option plan.....................
Exercise of Warrants..............                                                             (323)
Issuance of common stock..........        101                                                   591
Conversions of Class B to Class A.         52            (52)
Net loss..........................                                                                       (20,494)
Balance, Dec. 26, 1998............     10,518       $1   1,558     $__       __     $__     $70,033       $3,293
Exercise of employee stock options         14                                                    96
Issuance of common stock..........         29                                                   148
Issuance of common stock for               48                                                   304
  employee bonus..................
Conversions of Class B to Class A.         22            (22)
Net loss..........................                                                                          (629)
Balance, Dec. 25, 1999............     10,631       $1   1,536     $__       __     $__     $70,581       $2,664


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

Machinery and equipment............................   3-10 years
Furniture and fixtures.............................   3-10 years
Leasehold improvements.............................   10-23 years
Signs..............................................   10 years


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

3. INVENTORIES

     Inventories consist of the following (in thousands):


                                 DECEMBER 25, 1999         DECEMBER 26, 1998
                                 -----------------         -----------------
Commissaries..........                        $178                      $131
Bakery-cafes..........                         729                       590
Paper goods...........                         134                       113
Smallwares............                         768                       767
Other.................                          71                        61
                                            $1,880                    $1,662


4. PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following (in thousands):


                                                     DECEMBER 25, 1999         DECEMBER 26, 1998
                                                     -----------------         -----------------
Leasehold improvements..........                               $33,080                   $25,621
Machinery and equipment.........                                21,995                    15,366
Furniture and fixtures..........                                 6,350                     5,345
Construction in progress........                                 2,701                     3,603
Signage.........................                                 1,320                       968
                                                                65,446                    50,903
Less accumulated depreciation and amortization.........         18,255                    12,047
Property and equipment, net............................        $47,191                   $38,856


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

     The assets and liabilities of the Au Bon Pain Division were presented in the consolidated balance sheet as of December 26, 1998 as assets held for sale, non-current, net, and as current liabilities, net, and included the following:


                                                                DECEMBER 26, 1998
                                                                     (000'S)
Current assets:
  Cash and cash equivalents............................              $1,305
  Accounts receivable..................................               5,584
  Inventories..........................................               5,011
  Other current assets.................................                (98)
       Total current assets............................              11,802
Current liabilities:
  Accounts payable.....................................               7,120
  Accrued expenses.....................................              11,151
       Total liabilities...............................              18,271
Net current liabilities................................              $6,469
Non-current assets:
   Property and equipment
       Leasehold improvements..........................             $71,679
       Machinery and equipment.........................              53,920
       Furniture and fixtures..........................              13,717
       Other...........................................               3,506
  Accumulated depreciation and amortization............            (83,281)
       Property and equipment, net.....................              59,541
Other assets:
  Notes receivable.....................................               4,097
  Deposits and other...................................               5,757
       Total other assets..............................               9,854
Total non-current assets...............................             $69,395


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

6. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):


                                          DECEMBER 25, 1999         DECEMBER 26, 1998
                                          -----------------         ------------------
Accrued insurance.................              $881                      $501
Rent..............................               780                       751
Payroll and related taxes.........             2,594                       851
Interest..........................                 n                     1,505
Taxes, other than income taxes....             4,383                       189
Other.............................             3,599                     2,132
                                             $12,237                    $5,929



7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                                                                 DECEMBER 26, 1998
                                                                                                 -----------------
Revolving credit line at prime plus .25% (8.00% at December 26, 1998)............                     $17,260
Loan with Cigna Insurance at prime less .75% (7.00% at December 26, 1998)........                       2,000
Term loan at 7.0% payable in annual installments of $50,000 including interest,
  due January 2001...............................................................                         131
Senior subordinated debenture (14.00% at December 26, 1998)......................                      14,739
Total debt.......................................................................                      34,130
Less current maturities..........................................................                          41
Total long-term debt.............................................................                     $34,089


     In 1999, the Company repaid all of its outstanding debt with the proceeds from the Sale.

     The Company had a $10.0 million and $22.0 million unsecured revolving line of credit at December 25, 1999 and December 26, 1998, respectively. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, the merger, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants, the most restrictive being a minimum consolidated EBITDA amount and debt to net worth ratio at December 25, 1999 and December 26, 1998, respectively. The revolving credit agreement also contains a commitment fee of 1'2% and 3'8% of the unused portion of the revolving line of credit at December 25, 1999 and December 26, 1998, respectively. Available unused borrowings totaled approximately $9.4 million at December 25, 1999 and $3.6 million at December 26, 1998. At December 25, 1999 and December 26, 1998, the Company had outstanding letters of credit against the revolving line of credit aggregating $.6 million and $1.1 million, respectively. Interest-only payments are due under the revolving credit line monthly, in arrears, with the principal balance payable at maturity on December 31, 2000. There were no outstanding borrowings under the revolving credit agreement at December 25, 1999.

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

     Aggregate minimum requirements under these leases are, as of December 25, 1999, approximately as follows (in thousands):


2000........................................        $6,301
2001........................................         6,004
2002........................................         5,755
2003........................................         5,412
2004........................................         5,126
Thereafter..................................        14,977
                                                   $43,575


     Rental expense under operating leases was approximately $14.0 million, $19.7 million and $24.5 million in 1999, 1998 and 1997, respectively, which included contingent rentals of approximately $1.1 million, $3.1 million and $3.0 million, respectively.

10. INCOME TAXES

     The provision (benefit) for income taxes in the consolidated statements of operations is comprised of the following (in thousands):


                                    DECEMBER 25, 1999         DECEMBER 26, 1998         DECEMBER 27, 1997
                                    -----------------         -----------------         -----------------
Current:
  Federal....................                     $--                      $--                       $259
  State......................                     469                     1,057                       132
                                                  469                     1,057                       391
Deferred:
  Federal....................                    (13)                   (8,220)                   (1,433)
  State......................                      55                     1,631                     (450)
                                                   42                   (6,589)                   (1,883)
Tax provision (benefit) before
  extraordinary item.........                    $511                  $(5,532)                  $(1,492)


     A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes provision and extraordinary item follows:


                                                                                 1999        1998       1997
                                                                                 ----        ----       ----
Statutory rate provision (benefit)........................................       34.0%      (34.0)%     34.0%
State income taxes, net of federal tax benefit............................       68.3         1.7     (432.8)
Charitable contributions..................................................         --        (0.7)     (89.9)
Company-owned life insurance (See Note 12)................................       32.8        (4.4)    (451.0)
Non-deductible goodwill and meals and entertainment.......................       58.7         0.8       51.0
Other, net................................................................       (0.2)        2.1       (0.4)
Change in valuation allowance.............................................         --        13.2      415.4
                                                                                193.6%    (21.3)%    (473.7)%


     The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):


                                                                                             1999        1998
                                                                                             ----        ----
Current assets:
  Receivables reserve..............................................................           $--         $--
  Accrued expenses.................................................................         2,353
  Net operating loss carryforward..................................................         3,120       1,500
       Total current...............................................................         5,473       1,500
Non-current assets/liabilities:
  Property, plant and equipment....................................................         (333)       (190)
  Accrued expenses.................................................................         1,182       9,215
  Goodwill.........................................................................       (1,611)     (1,868)
  Tax credit carryforward..........................................................         5,079       4,941
  Net operating loss carryforward..................................................         6,951       4,485
  Charitable contribution carryforward.............................................         1,571         141
  Other reserves...................................................................           322         452
       Total non-current...........................................................        13,161      17,176
       Total deferred tax asset....................................................        18,634      18,676
       Valuation allowance.........................................................       (4,742)     (4,742)
Total net deferred tax asset.......................................................       $13,892     $13,934


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

     Activity under the Equity Plan and its predecessor is summarized below:


                                                SHARES         WEIGHTED AVERAGE
                                                ------          EXERCISE PRICE
                                                               ----------------
Outstanding at December 28, 1996......       1,932,034                    $7.42
  Granted.............................       1,226,169                    $7.49
  Exercised...........................        (23,148)                    $6.56
  Cancelled...........................       (143,537)                    $8.05
Outstanding at December 27, 1997......       2,991,518                    $7.44
  Granted.............................         841,583                    $8.84
  Exercised...........................       (151,060)                    $6.69
  Cancelled...........................       (376,710)                    $9.17
Outstanding at December 26, 1998......       3,305,331                    $8.18
  Granted.............................         200,678                    $6.65
  Exercised...........................        (14,057)                    $6.85
  Cancelled...........................       (201,003)                    $7.52
Outstanding at December 25, 1999......       3,290,949                    $7.56



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

STOCK-BASED COMPENSATION

     In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to follow the provisions of Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees", and provide the required pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards since 1995 consistent with the provisions of SFAS 123, the Company's net income (loss) for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 would have been as follows:


                                  1999                                  1997                          1998
                                  ----                                  ----                          ----
                         NET LOSS        NET LOSS              NET LOSS       NET LOSS             NET INCOME
                    (IN THOUSANDS)      PER SHARE         (IN THOUSANDS)     PER SHARE          (IN THOUSANDS)
                    --------------      ---------         --------------     ---------          --------------
As reported...              $(629)         $(.05)              $(20,494)        $(1.72)                 $1,807
Pro forma.....            $(1,941)         $(.16)              $(21,642)        $(1.81)                   $953


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

     The following table summarizes information concerning currently outstanding and exercisable options:


                                                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                                     -------------------                               ---------------------
                                                      WEIGHTED AVERAGE
             RANGE OF            NUMBER                   REMAINING          WEIGHTED          NUMBER              WEIGHTED
          EXERCISE PRICE      OUTSTANDING             CONTRACTUAL LIFE    AVERAGE PRICE      EXERCISABLE           AVERAGE PRICE
          --------------      -----------             ----------------    -------------      -----------           -------------
            $6.00-6.87           672,646                    8.39                $6.44           156,343               $6.35
           $6.88-10.93         2,365,058                    6.20                 7.49         1,988,647                7.47
          $10.94-13.44           252,069                    8.31                11.07           179,279               11.08
          $13.45-21.25             1,176                    3.93                21.25             1,176               21.25
                               3,290,949                    6.81                $7.56         2,325,445               $7.68


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

16. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   FOR THE FISCAL YEARS ENDED
                                                                                   --------------------------
                                                               DECEMBER 25, 1999         DECEMBER 26, 1998         DECEMBER 27, 1997
                                                               -----------------         -----------------         -----------------
Net income (loss) used in net income (loss) per common                    $(629)                 $(20,494)                    $1,807
  sharenbasic........................................
Net income (loss) used in net income (loss) per common                    $(629)                 $(20,494)                    $1,807
  sharendiluted......................................
Weighted average number of shares outstandingnbasic..                     12,137                    11,943                    11,766
   Effect of dilutive securities:
      Employee stock options.........................                         --                        --                        42
      Stock warrants.................................                         --                        --                       105
Weighted average number of shares outstandingndiluted                     12,137                    11,943                    11,913
Per common share:
   Basic:
  Income (loss) before extraordinary item............                     $(.02)                   $(1.72)                      $.15
  Net income (loss)..................................                     $(.05)                   $(1.72)                      $.15
   Diluted:
  Income (loss) before extraordinary item............                     $(.02)                   $(1.72)                      $.15
  Net income (loss)..................................                     $(.05)                   $(1.72)                      $.15


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

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        BACKGROUND INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

     The following table and biographical descriptions set forth information regarding the principal occupation, other affiliations, committee memberships and age, for each Director in office and the executive officers of the Company, based on information furnished to the Company by each director and officer. The following information is as of May 15, 2000 unless otherwise noted.


                                                                                             Term as A
         NAME                              AGE       POSITION WITH COMPANY                DIRECTOR ENDS
         ----                              ---       ---------------------                -------------
     Domenic Colasacco(3)...........        51       Director                                      2000
     George E. Kane (1)(2)(3).......        95       Director                                      2001
     Henry J. Nasella (1)(2)(3).....        53       Director                                      2001
     Ronald M. Shaich(2)............        45       Chairman, Director,                           2002
                                                     Chief Executive Officer
     Thomas R. Howley...............        50       Vice President, General
                                                     Counsel and Construction                        --
     William W. Moreton.............        40       Senior Vice President,
                                                     Chief Financial Officer                         --
     Richard C. Postle..............        51       President, Chief Operating
                                                     Officer                                         --

-----------
(1)  Member of the Compensation and Stock Option Committee.
(2)  Member of the Committee on Nominations.
(3)  Member of the Audit Committee.

     DOMENIC COLASACCO, Director since March 2000. Mr. Colasacco has been President and Chief Executive Officer of United States Trust Company since 1992. He joined USTC in 1974 after beginning his career in the research division of Merrill Lynch & Co., in New York City. Mr. Colasacco is also a director of Hometown Auto Retailers, Inc., a publicly traded chain of automobile dealerships.

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

Nasella is also a director of Zany Brainy, Inc., a publicly traded specialty retailer of children's toys and educational products.

     RONALD M. SHAICH, Director since 1981, co-founder of the Company, Chairman of the Board since May 1999, Co-Chairman of the Board from January 1988 to May 1999, Chief Executive Officer since May 1994 and Co-Chief Executive Officer from January 1988 to May 1994. Mr. Shaich is Chairman of the Board of Trustees of Clark University.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS


                   NAME                         AGE           POSITION WITH COMPANY
Richard C. Postle.......................        51            President, Chief Operating Officer
William W. Moreton......................        40            Senior Vice President, Chief Financial Officer
Thomas R. Howley........................        50            Vice President of Construction and  General Counsel
Anthony M. Coleman .....................        57            Vice President, Design
Scott Davis.............................        37            Vice President, Customer Experience
Paul J. Evans...........................        46            Vice President, Franchise Development
Denis G. Fredrick.......................        56            Vice President, Information Technology
Richard A. Happel ......................        48            Vice President and Controller
Larry G. House..........................        53            Vice President, Real Estate
Michael J. Kupstas......................        43            Vice President, Franchising and Brand Communications
John M. Maguire.........................        34            Vice President, Commissary Operations
Thom Pannullo...........................        47            Vice President, Company Operations
Lawrence A. Rusinko.....................        39            Vice President, Marketing


     RICHARD C. POSTLE, Chief Operating Officer and President since May 1999. President of the Saint Louis Bread Co./Panera Bread business unit from August 1995 to May 1999. From August 1994 through August 1995, Mr. Postle was President and Chief Operating Officer of Checkers Drive-In Restaurants, Inc. From January 1992 through August 1994, Mr. Postle was Senior Vice President, Operations of KFC-USA. From 1988 through December 1991, Mr. Postle was Chief Operating Executive of Brice Foods, Inc.

     WILLIAM W. MORETON, Senior Vice President, Chief Financial Officer, and Treasurer since May 1999. Senior Vice President and Chief Financial Officer of the Saint Louis Bread Co./Panera Bread business unit since October 1998. Prior to that time and since April 1997, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Quality Dining, Inc. Prior to that time and since October 1992, Mr. Moreton served as Executive Vice President and Chief Financial Officer of Houlihan's Restaurants, Inc.

     THOMAS R. HOWLEY, Vice President, General Counsel and Assistant Secretary of the Company since November 1992. Mr. Howley has also served as Vice President, Construction since March 1999. He has been Assistant Secretary of Panera, Inc. since March 1999. Prior to November 1992, Mr. Howley was an attorney with the law firm of Rackemann, Sawyer & Brewster.

     ANTHONY M. COLEMAN, Vice President, Design for Panera, Inc. since April 1995. Director of Design for Panera, Inc. between November 1994 and April 1995.

     SCOTT DAVIS, Vice President, Customer Experience for Panera, Inc. since May 1996. Director of Concept Services and Customer Experience between June 1994 and May 1996.

     PAUL J. EVANS, Vice President, Franchise Development of Panera, Inc. since June 1999. Between October 1994 and June 1999, Mr. Evans was Director of International Franchise Development for Metromedia Restaurant Group, with responsibilities for Bennigan's, Steak & Ale, Ponderosa and Bonanza franchising.

     DENIS G. FREDRICK, Vice President, Information Technology of Panera, Inc. since June 1999. Between 1988 and June 1999, Mr. Fredrick was Vice President of Information Systems for Value City Department Stores, Inc.

     RICHARD A. HAPPEL, Vice President and Controller for Panera, Inc. since January 2000. Between January 1996 and October 1999, Mr. Happel was Vice President and Chief Financial Officer of Seco Products Corporation. Prior to joining Seco Products, Mr. Happel held a number of senior management positions with retail and financial services companies including, Nationsmart Corporation, Western Union Financial Services and Goldome Bank.

     LARRY G. HOUSE, Vice President, Real Estate for Panera, Inc. since January 1998. Between July 1993 and January 1998, Mr. House was Vice President of Leasing for Eddie Bauer, Inc.

     MICHAEL J. KUPSTAS, Vice President, Franchising and Brand Communications since June 1999 for Panera, Inc. Between January 1996 and June 1999, Mr. Kupstas was Vice President of Operations for Panera, Inc. Between April 1991 and January 1996, Mr. Kupstas was Senior Vice President/Division Vice President for Long John Silver's, Inc.

     JOHN M. MAGUIRE, Vice President, Commissary Operations for Panera, Inc. since October 1998. Since October 1994, Mr. Maguire was successively Manager, Director and Vice President of Commissary Operations for the Au Bon Pain and Panera Bread/Saint Louis Bread divisions of the Company.

     THOM PANNULLO, Vice President, Company Operations for Panera, Inc. since March 2000. Mr. Pannullo has been in the restaurant business for over 25 years. Between March 1998 and March 2000, Mr. Pannullo was Division President at Golden Corral. From November 1996 to March 1998, Mr. Pannullo was Chief Operating Officer with Boston Market in the New York area. Prior to that, Mr. Pannullo spent 19 years with Red Lobster holding various positions in Operations, Human Resources, and Purchasing, and finally serving as Senior Vice President of Operations.

     LAWRENCE A. RUSINKO, Vice President, Marketing for Panera, Inc. since February 1997. Between May 1995 and January 1997, Mr. Rusinko was the Director of Marketing for Panera, Inc. Between January 1994 and April 1995, Mr. Rusinko was Manager of Creative Services for Taco Bell Corp.

                        COMPLIANCE WITH SECTION 16(a) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "Commission") on Forms 3, 4 and 5. The Company believes that during the fiscal year ended December 25, 1999 its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock complied with all applicable filing requirements. In making these disclosures, the Company has relied solely on information filed with the Commission.

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

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG TERM
                                                   ANNUAL COMPENSATION            COMPENSATION
                                                   -------------------         ----------------
                                                                                   Securities
                                                                                   Underlying
  Name and Principal                                                              Options/SARS
       Position                Year           Salary ($)         Bonus ($)              (#)
       --------                ----           ----------         ---------      ----------------
Ronald M. Shaich.............  1999              325,000                 -                     -
  Chairman and Chief           1998              250,000                 -                     -
  Executive Officer            1997              250,000                 -               400,000

Richard C. Postle............  1999              310,500                 -               108,178
  President and Chief          1998              310,096            75,000               100,000
  Operating Officer            1997              300,000            75,000                10,000

William W. Moreton (a).......  1999              274,993                 -                     -
  Senior Vice President        1998               52,885                 -               150,000
  and Chief Financial Officer

Michael J. Kupstas...........  1999              160,231                 -                     -
  Vice President,              1998              160,281            38,975                45,000
  Franchising and Brand        1997              154,813            78,785                 8,000
  Communication

Thomas R. Howley.............  1999              145,770            48,452                     -
  Vice President, Construction 1998              117,261            22,659                12,000
  and General Counsel          1997              113,295            16,380                 5,000



(a) Mr. Moreton commenced his employment with the Company in November 1998.

                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS
                            --------------------------------------------------------------
                                                                                            Potential Realizable
                                                                                           Value at Assumed Annual
                                Number of      Percent of Total                              Rates of Stock Price
                                Securities       Options/SARS                                Appreciation For Option
                                Underlying        Granted To       Exercise                         TERM ($)*
                             Options/SARS        Employees In     Base  Price   Expiration   ------------------------
           Name               Granted  (#)      Fiscal Year (%)    ($/Share)       Date        5%         10%
           ----               --------------  ------------------  -----------   ----------     --         ---
Ronald M. Shaich                      -                  -                -              -            -            -
Richard C. Postle (1)           108,178                 47             6.63       06/03/09      451,056    1,143,064
William W. Moreton                    -                  -                -              -            -            -
Michael J. Kupstas                    -                  -                -              -            -            -
Thomas Howley                         -                  -                -              -            -            -


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

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES


                                                                       Number of Securities                Value of Unexercised
                                 Shares                               Underlying Unexercised             In-The Money Options/SARS
                                Acquired On      Value              Options/SARS At FY-End (#)           At Fiscal Year End ($)(1)
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


(1) Based upon a fair market value of $7.81 per share of Class A Common Stock, which was the closing price of a share of Class A Common Stock on the Nasdaq National Market on December 25, 1999.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Company's Board of Directors held eight meetings, including two actions by written consent, during fiscal year 1999. The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee and a Committee on Nominations.

     The Audit Committee, which held three meetings in fiscal year 1999, meets with the Company's auditors and principal financial personnel to review the results of the annual audit. The Audit Committee also reviews the scope of, and establishes fees for, audit and non-audit services performed by the independent accountants, reviews the independence of the independent accountants and the adequacy and effectiveness of the Company's internal accounting controls. The Audit Committee consists of three members, currently Messrs. George E. Kane, Henry J. Nasella, and Domenic Colasacco, and is reconstituted annually.

     The Compensation and Stock Option Committee (the "Compensation Committee"), which held three meetings in fiscal year 1999, establishes the compensation, including stock options and other incentive arrangements, of the Company's Chairman and Chief Executive Officer. It also administers the Company's 1992 Equity Incentive Plan and 1992 Employee Stock Purchase Plan. The Compensation Committee consists of two members, currently Messrs. George E. Kane and Henry J. Nasella, and is reconstituted annually.

     The Committee on Nominations was established in November 1995 and held one meeting in fiscal year 1999. The Committee on Nominations selects nominees for election as Directors and will consider written recommendations from any stockholder of record with respect to nominees for Directors of the Company. A stockholder's recommendation shall be made by written notice which must be delivered to, or mailed to and received by, the Company, in a timely manner, at its principal executive office and must set forth all of the information required to be include therein by the Company's By-laws. The Committee on Nominations consists of three members, currently Messrs. Ronald M. Shaich, George E. Kane and Henry J. Nasella, and is reconstituted annually.

     All Directors attended at least 75% of the meetings of the Board and of the committees of which they were members in fiscal year 1999.

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

                             EXECUTIVE COMPENSATION

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

     BONUS. The cash bonus is the principal incentive-based compensation paid annually to the Chairman and Chief Executive Officer. The Chairman and Chief Executive Officer receives a bonus in a predetermined amount if the Company achieves its financial and strategic objectives for the fiscal year. A higher bonus is paid if the Company exceeds these objectives by a predetermined percentage. In determining the bonus amount, the Compensation Committee seeks to create an overall compensation package for the Chairman and Chief Executive Officer which is at the mid-point for comparable companies in the restaurant industry. For 1999, Mr. Shaich asked the Board not to award a bonus to him for the current fiscal year as he believed the Company was in a transitional period.

     The Chairman and Chief Executive Officer may elect to take the bonus in the form of 10-year, fully vested stock options for that number of shares of the Company's Class A Common Stock that could be purchased with an amount equal to two times the cash value of his bonus. The exercise price of the option would be equal to the fair market value of the Company's Class A Common Stock on the date of grant.

     STOCK OPTIONS. Mr. Shaich does not participate in either the Performance-Based Option Program under the Company's 1992 Equity Incentive Plan or the 1992 Employee Stock Purchase Plan. In order to provide what the Compensation Committee believes to be appropriate and continuing long-term incentives to its Chairman and Chief Executive Officer, and in order to align more fully the interests of the stockholders and the Chairman and Chief Executive Officer, the Compensation Committee on June 12, 1997 granted to Mr. Shaich a 10-year option, vesting in equal monthly installments over a five-year period (subject to continued employment) or immediately in the event of the sale of the Company, to purchase 400,000 shares of the Company's Class A Common Stock at an exercise price per share equal to $7.50, which was the closing price of a share of the Class A Common Stock immediately preceding the date of grant. On November 17, 1998, the Board of Directors approved the recommendation of the Compensation Committee to accelerate the vesting of Mr. Shaich's options to May 16, 1999, which was the date on which the sale of the Company's Au Bon Pain Division was completed. As these options have exercise prices equal to the market value of the Company's Class A Common Stock on the date immediately preceding the grant date, they provide incentive for the creation of stockholder value over the long term since their full benefit cannot be realized unless there occurs over time an appreciation in the price of the Company's Class A Common Stock. The Compensation Committee considers the number of shares to be an appropriate incentive for the Chairman and Chief Executive Officer to continue to focus on building stockholder value. The Compensation Committee has not determined whether any ongoing program of long-term incentive compensation should or will be adopted with respect to its Chairman and Chief Executive Officer.

     DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Code, which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. Based on such review, the Compensation Committee believes that the limitation will have no effect on the Company in 2000.

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

     PHILOSOPHY

     In compensating the Company's executive officers, the Chief Executive Officer seeks to structure a salary, bonus and incentive compensation package that will help attract and retain talented individuals and align the interests of the executive officers with the interests of the Company's stockholders.

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

     LONG-TERM INCENTIVE COMPENSATION. The second element of executive compensation is long-term incentive compensation, which currently takes the form of stock options granted under the Company's 1992 Equity Incentive Plan. Currently, stock options are granted under the Performance-Based Option program, which consists of a series of guidelines which provide for the periodic granting of specific amounts of stock options, denominated in dollars rather than in numbers of shares, depending upon the executive's position within the Company. Existing holdings of stock or stock options are not a factor in determining the dollar value of an individual executive officer's award.

     As often as seems appropriate, but at least annually, the Chief Executive Officer reviews the Company's executive compensation program to judge its consistency with the Company's compensation philosophy, whether it supports the Company's strategic and financial objectives, and whether it is competitive within the Company's industry.

EMPLOYMENT ARRANGEMENTS

     The Company and Richard C. Postle are parties to an Executive Employment Agreement dated September 1, 1995, which provides Mr. Postle with a base annual salary of $300,000 for a two-year period. The Agreement automatically renews for additional one-year periods unless either party gives notice of his or its intent not to renew the Agreement at least 26 weeks prior to its expiration. In the event that the Company gives notice of its intent not to renew the Agreement, Mr. Postle will be entitled to his base salary, car allowance (if any) and other benefits for 26 weeks, such payments to be reduced dollar for dollar by any compensation and benefits received by Mr. Postle from other sources. In the event the Company chooses to terminate Mr. Postle's employment without cause, it may do so by giving Mr. Postle 30 days' written notice. In the event of a termination without cause, Mr. Postle would be entitled to one year's severance.

     The Company and William W. Moreton are parties to an Executive Employment Letter Agreement dated September 29, 1998, which provides Mr. Moreton with a base salary of $275,000, a bonus of $25,000 based on continued employment that was paid in March 2000, 150,000 stock options vesting over five years and a relocation assistance package. The Letter Agreement also provides that under the terms of a separate severance agreement, in the event of an involuntary termination of Mr. Moreton's employment without cause, Mr. Moreton will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to twelve months, such payments to be reduced by any compensation received by Mr. Moreton in connection with any future employment during such twelve month period.

     The Company and Michael J. Kupstas are parties to an Executive Employment Letter Agreement dated December 22, 1995, which provides Mr. Kupstas with a base salary of $150,000, a right to participate in the Company's Incentive Compensation Program with a guaranteed minimum bonus under the plan of 20% of his fiscal 1996 annual salary, subject to continued employment, 11,500 stock options subject to the discretion of the Company's Board of Directors, reimbursement of one year of COBRA expenses and a relocation assistance package. The Letter Agreement also provides that under the terms of a separate severance agreement, in the event of an involuntary termination of Mr. Kupstas' employment without cause, Mr. Kupstas will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to twelve months, such payments to be reduced by any compensation received by Mr. Kupstas in connection with any future employment during such twelve month period.

     The Company and Thomas R. Howley are parties to an Executive Employment Agreement dated December 13, 1996 and an Amendment thereto dated November 17, 1999. The Agreement, as amended, provides Mr. Howley with a base salary of $150,000, the right to participate in the Company's performance compensation program and a $5,000 per year car allowance. Under the Agreement, as amended, all of Mr. Howley's nonqualified stock options held on May 15, 1999, the effective date of the sale of the Company's Au Bon Pain Division, vested and became immediately exercisable. The Company further agreed to make its best efforts to replace in the future any options held by Mr. Howley, upon their expiration, with new options at the same exercise price. The Agreement, as amended, further provides that in the event of an involuntary termination of Mr. Howley's employment without cause, Mr. Howley will be entitled to continue to receive his base salary, car allowance and medical and/or dental benefits for a period of up to one year, such payments to be reduced by any compensation received by Mr. Howley in connection with any future employment during such one year period.

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

                                [INSERT GRAPHIC]

TOTAL RETURN ANALYSIS


                           12/31/94         12/29/95          12/30/96         12/31/97         12/31/98         12/31/99
                           --------         --------          --------         --------         --------         --------
Panera Bread Company...... $100.00            $51.56           $40.63           $47.27           $42.19            $48.44

S&P MidCap Restaurants.... $100.00            $98.22           $58.06           $66.14           $80.64            $63.40

Nasdaq Composite.......... $100.00           $139.92          $171.69          $208.83          $291.60           $541.16


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 OWNERSHIP OF PANERA BREAD COMPANY COMMON STOCK

     The following table sets forth certain information as of May 31, 2000, with respect to the Company's Class A and Class B Common Stock owned by (1) each director of the Company, (2) the named executive officers in the Summary Compensation Table, (3) all directors and executive officers of the Company as a group, and (4) each person who is known by the Company to beneficially own more than five percent of the Company's capital stock. Unless otherwise indicated in the footnotes to the table, all stock is owned of record and beneficially by the persons listed in the table.



                                                       Class A Common                 Class B Common
Name And, With Respect To Owner                      --------------              --------------               Combined Voting
Of More Than 5%, Address                            Number        Percent (1)       Number        Percent (2)     Percentage (3)
                                                   ------        -----------       ------        -----------     --------------
Ronald M. Shaich............................     740,865(4)          6.5%         1,292,312          84.4%            28.8%
Chairman, Director and Chief Executive Officer
c/o Panera Bread Company
7930 Big Bend Boulevard
St. Louis, MO 63119

George E. Kane..............................      28,542(5)             *            20,000           1.3%               *
Director

Domenic Colasacco...........................       5,000(6)             *                --             --               *
Director

Henry J. Nasella............................      25,080(7)             *                --             --               *
Director

Richard C. Postle...........................      94,662(8)             *                --             --               *

William W. Moreton..........................          --               --                --             --              --

Michael J. Kupstas..........................      15,999(9)             *                --             --               *

Thomas R. Howley............................      24,773(10)            *                --             --               *

All Directors and executive officers as
a group (8 persons).........................     934,921(11)          8.1%        1,312,312           85.7%           30.1%

Louis I. Kane...............................     678,580(12)          5.9%           35,800            2.3%            4.9%
19 Fid Kennedy Avenue
Boston, MA 02210

Brown Capital Management, Inc...............   1,957,750(13)         18.2%               --             --            12.8%
1201 N. Calvert Street
Baltimore, MD 21201

Merrill Lynch & Co., Inc....................   1,131,100(14)         10.5%               --             --             7.4%
Merrill Lynch Asset Management Group
Merrill Lynch Special Value Fund, Inc.
800 Scudders Mill Road
Plainsboro, NJ 08536

Dimensional Fund Advisors Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401......................     804,000(15)          7.5%               --             --             5.2%

Cobalt Capital Management, Inc..............     623,300(16)          5.4%               --             --             4.1%
237 Park Avenue, Suite 801
New York, NY 10012


* Less than one percent.

(1) Percentage ownership of Class A Common Stock is based on 10,751,234 shares issued and outstanding plus shares of Class A Common Stock subject to options exercisable within 60 days of May 31, 2000 held by the stockholder or group.

(2) Percentage ownership of Class B Common Stock is based on 1,530,524 shares issued and outstanding.

(3) This column represents voting power rather than percentage of equity interest as each share of Class A Common Stock is entitled to one vote while each share of Class B Common Stock is entitled to three votes.

(4) Includes options exercisable within 60 days of May 31, 2000 for 677,330 shares of Class A Common Stock.

(5) Consists of options for 28,542 shares of Class A Common Stock exercisable within 60 days of May 31, 2000, issued pursuant to the Directors' Plan for independent directors.

(6) Consists of options for 5,000 shares of Class A Common Stock exercisable within 60 days of May 31, 2000, issued pursuant to the Directors' Plan for independent directors.

(7) Includes options for 24,080 shares of Class A Common Stock exercisable within 60 days of May 31, 2000, issued pursuant to the Directors' Plan for independent directors.

(8) Includes options for 55,117 shares of Class A Common Stock exercisable within 60 days of May 31, 2000.

(9) Includes options for 12,625 shares of Class A Common Stock exercisable within 60 days of May 31, 2000.

(10) Includes options for 21,690 shares of Class A Common Stock exercisable within 60 days of May 31, 2000.

(11) Includes options for 824,384 shares of Class A Common Stock exercisable within 60 days of May 31, 2000.

(12) Includes (a) 1,200 shares owned by Mr. Kane's spouse and as to which Mr. Kane disclaims beneficial ownership and (b) options for 677,330 shares of Class A Common Stock exercisable within 60 days of May 31, 2000.

(13) All of the shares of Class A Common Stock are owned by various investment advisory clients of Brown Capital Management, Inc. ("Brown"), which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to Brown's discretionary power to make investment decisions over such shares for its clients and Brown's ability to vote such shares. In all cases, persons other than Investment Counselors of Maryland, Inc. have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. No individual client holds more than five percent of the class. Information regarding beneficial ownership of Brown's shares has been obtained solely from the Schedule 13G, Amendment No. 1 filed with the Commission on February 10, 2000.

(14) Merrill Lynch & Co., Inc. ("ML & Co.") is a parent holding company. The Merrill Lynch Asset Management Group ("AMG") is an operating division of ML & Co. consisting of ML & Co.'s indirectly-owned asset management subsidiaries. The following asset management subsidiaries hold certain shares of the Class A Common Stock of the Company: Merrill Lynch Asset Management, L.P. and Fund Asset Management, L.P. AMG is comprised of the following entities: Merrill Lynch Asset Management, L.P. doing business as Merrill Lynch Asset Management ("MLAM"), QA Advisers, LLC ("QA"), Merrill Lynch Quantitative Advisers, Inc. Hotchkis and Wiley divisions thereof; Fund Asset Management, L.P., doing business as Fund Asset Management ("FAM"); Merrill Lynch Asset Management U.K. Limited ("MLAM UK"); Merrill Lynch (Suisse) Investment Management Limited ("MLS"); Mercury Asset Management International Limited ("MAMI"); Mercury Asset Management Ltd; Mercury Asset Management, Ltd.; Mercury Asia Limited; Merrill Lynch Mercury Kapitalanlagegesellschaft MBH; Munich London Investment Management, Ltd.; Merrill Lynch Asset Management (Hong Kong) Limited; Merrill Lynch Mercury Asset Management Japan Limited; Atlas Asset Management, Inc.; Merrill Lynch Investment Management Canada, Inc.; DSP Merrill Lynch Asset Management (India) Limited; PT Merrill Lynch Indonesia; Merrill Lynch Phatra Securities Co., Ltd.; Merrill Lynch Global Asset Management, Limited; Mercury Asset Management Channel Islands, Limited; Mercury Asset Management International Channel Islands Limited ("MAMCI"); Grosvenor Venture Managers, Limited; and Mercury Fund Managers, Limited. Each of MLAM, FAM, MLAM UK, MAMCI, QA, MLS, and MAMI is an investment adviser registered under
     Section 203 of the Investment Advisers Act of 1940, which acts as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Each other firm constituting part of AMG is an investment adviser operating under the laws of a jurisdiction other than the

     United States. The investment advisers that comprise AMG exercise voting and investment powers over portfolio securities independently from other direct and indirect subsidiaries of ML & Co. Information regarding beneficial ownership of ML & Co.'s shares of Class A Common Stock has been obtained solely from the joint Schedule 13G, Amendment No. 3 filed with the Commission on February 7, 2000.

(15) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the investment companies, trusts and accounts, collectively, the "Funds"). In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds. All of the shares of Class A Common Stock are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Information regarding beneficial ownership of Dimensional's shares has been obtained solely from the Schedule 13G filed with the Commission on February 3, 2000.

(16) Information regarding beneficial ownership of the shares held by Cobalt Capital Management, Inc. has been obtained solely from the Schedule 13G, Amendment No. 1 filed with the Commission on February 15, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no certain relationships or related transactions to report that exceeded $60,000 during the fiscal year ended December 25, 1999.

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

     SCHEDULE II-Valuations and Qualifying Accounts

                              PANERA BREAD COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                            BALANCE AT                                       BALANCE
                                                             BEGINNING                                     AT END OF
DESCRIPTION                                                  OF PERIOD      ADDITIONS      DEDUCTIONS         PERIOD
-----------                                                 ----------      ---------      ----------      ---------
Allowance for Doubtful accounts
Fiscal Year ended December 27, 1997.................              $104            $49            $19           $134
Fiscal year ended December 26, 1998.................              $134            $96            $22           $208
Fiscal Year ended December 25, 1999.................              $208            $93           $104           $197
Deferred Tax Valuation Allowance
Fiscal Year ended December 27, 1997.................               $--         $1,308            $--         $1,308
Fiscal Year ended December 26, 1998.................            $1,308         $3,434            $--         $4,742
Fiscal Year ended December 25, 1999.................            $4,742            $--            $--         $4,742


(a)  3. EXHIBITS

  Exhibit                                                         Description
  Number                                                          -----------
  -------

2.1 Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement, dated as of March 23, 1998. Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

2.2. Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. ("ABPH") and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed August 21, 1998.

2.3. Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, ABPH and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed November 6, 1998.

3.1 Certificate of Incorporation of Registrant, as amended to June 2,1991. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.2 Certificate of Amendment to Certificate of Incorporation, dated and filed June 3, 1991. Incorporated by reference to Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.3 Certificate of Amendment to the Certificate of Incorporation filed on June 2, 1994. Incorporated by reference to Exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.4 Certificate of Designations, Preferences and Rights of the Class B Preferred Stock (Series 1), filed November 30, 1994. Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.5 Bylaws of Registrant, as amended to date. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153),
         Exhibit 3.2.

4.1 Amended and Restated Revolving Credit Agreement dated as of February 13, 1998 among the Issuer, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., BankBoston, N.A., USTrust and BankBoston N.A. as Agent. Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.2 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of BankBoston, N.A. Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.3 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of USTrust. Incorporated by reference to Exhibit 4.1.3 to the

         Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.4 First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1998.

4.5 Second Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of October 14, 1998.

4.6 Third Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of January 20, 1999.

4.7 Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of March 25, 1999.

4.8 Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of May 14, 1999. *

4.9 Form of 4.75% Convertible Subordinated Note due 2001. Incorporated by reference to Registrant's Form 8-K filed December 22, 1993, Exhibit 4.

10.1 Registrant's 1992 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.2 Registrant's Formula Stock Option Plan for Independent Directors and form of option agreement thereunder, as amended. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.3 Amended and Restated Coffee Supply Agreement by and among Registrant and Peet's Companies, Inc., Peet's Coffee and Tea, Inc., and Peet's Trademark Company, dated as of the 26th day of October, 1994. Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4 Indenture of Trust dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and Mark Twain Bank, as Trustee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5 Loan Agreement dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and ABP Midwest Manufacturing Co., Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.6 Promissory Note issued by ABP Midwest Manufacturing Co., Inc. in the face amount of $8,741,370. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.7 Employment Agreement between the Registrant and Richard Postle. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.+

10.8 Employment Agreement between the Registrant and Robert Taft. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.9 Employment Agreement between the Registrant and Maxwell Abbott. Incorporated by reference to Exhibit 10.6.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.10 Employment Letter between the Registrant and Samuel Yong. Incorporated by reference to Exhibit 10.6.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.11    Employment Letter between the Registrant and William Moreton.*+

10.12    Employment Letter between the Registrant and Michael Kupstas.*+

10.13    Employment Letter between the Registrant and Thomas Howley.*+

10.14 Executive Employment Agreement between the Registrant and Thomas R. Howley.**+

10.15 Amendment to Executive Employment Agreement between the Registrant and Thomas R. Howley.**+

10.16 Form of Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II, and Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 10.7.1 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.17 Form of Contingent Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II and Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 10.7.2 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.18 Form of Stock Purchase Warrant from Au Bon Pain Co, Inc. to Princes Gate Investors, L.P., Acorn Partnership I L.P., PG Investments Limited, PGI Sweden AB and Gregor Von Open.Incorporated by reference to Exhibit
         10.7.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.19 Registration Rights Agreement dated as of July 24, 1996 among Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, Gregor Von Open and Au Bon Pain Co., Inc., Incorporated by reference to Exhibit 10.7.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.20 Form of Rights Agreement, dated as of October 21, 1996 between the Registrant and State Street Bank and Trust Company. Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 000-19253).

10.21 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

10.22 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

10.23 Executive Employment Agreement between the Company and Sam Yong dated June 16, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 11, 1998.+

21       Registrant's Subsidiaries.*

23.1     Consent of PricewaterhouseCoopers LLP***

27       Financial Data Schedule.*

*    Filed April 10, 2000, with the Commission on Form 10-K.

**   Filed April 24, 2000, with the Commission on Form 10-K/A.

***  Filed herewith.

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

                                  PANERA BREAD COMPANY

                                  BY:      /s/ Ronald M. Shaich
                                     -------------------------------------------
                                               Ronald M. Shaich
                                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated:  June 20, 2000

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

2.2. Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. ("ABPH") and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed August 21, 1998.

2.3. Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, ABPH and ABP Corporation. Incorporated by reference to the Company's Report on Form 8-K filed November 6, 1998.

3.1 Certificate of Incorporation of Registrant, as amended to June 2, 1991. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.2 Certificate of Amendment to Certificate of Incorporation, dated and filed June 3, 1991. Incorporated by reference to Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994.

3.3 Certificate of Amendment to the Certificate of Incorporation filed on June 2, 1994. Incorporated by reference to Exhibit 3.1.2 the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.4 Certificate of Designations, Preferences and Rights of the Class B Preferred Stock (Series 1), filed November 30, 1994. Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

3.5 Bylaws of Registrant, as amended to date. Incorporated by reference to Registrant's registration statement on Form S-1 (File No. 33-40153),
         Exhibit 3.2.

4.1 Amended and Restated Revolving Credit Agreement dated as of February 13, 1998 among the Issuer, Saint Louis Bread Company, Inc., ABP Midwest Manufacturing Co., Inc., BankBoston, N.A., USTrust and BankBoston N.A. as Agent. Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.2 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of BankBoston, N.A. Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.3 Amended and Restated Revolving Credit Note dated as of February 13, 1998 of the Issuer, Saint Louis Bread Company, Inc. and ABP Midwest Manufacturing Co., Inc. in favor of USTrust. Incorporated by reference to Exhibit 4.1.3 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.4 First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1998.

4.5 Second Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of October 14, 1998.

4.6 Third Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of January 20, 1999.

4.7 Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of March 25, 1999.

4.8 Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of May 14, 1999. *

4.9 Form of 4.75% Convertible Subordinated Note due 2001. Incorporated by reference to Registrant's Form 8-K filed December 22, 1993, Exhibit 4.

10.1 Registrant's 1992 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.2 Registrant's Formula Stock Option Plan for Independent Directors and form of option agreement thereunder, as amended. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.3 Amended and Restated Coffee Supply Agreement by and among Registrant and Peet's Companies, Inc., Peet's Coffee and Tea, Inc., and Peet's Trademark Company, dated as of the 26th day of October, 1994. Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4 Indenture of Trust dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and Mark Twain Bank, as Trustee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.5 Loan Agreement dated as of July 1, 1995 by and between the Industrial Development Authority of the City of Mexico, Missouri and ABP Midwest Manufacturing Co., Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.6 Promissory Note issued by ABP Midwest Manufacturing Co., Inc. in the face amount of $8,741,370. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

10.7 Employment Agreement between the Registrant and Richard Postle. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.+

10.8 Employment Agreement between the Registrant and Robert Taft. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.9 Employment Agreement between the Registrant and Maxwell Abbott. Incorporated by reference to Exhibit 10.6.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.10 Employment Letter between the Registrant and Samuel Yong. Incorporated by reference to Exhibit 10.6.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.+

10.11    Employment Letter between the Registrant and William Moreton.*+

10.12    Employment Letter between the Registrant and Michael Kupstas.*+

10.13    Employment Letter between the Registrant and Thomas Howley.*+

10.14 Executive Employment Agreement between the Registrant and Thomas R. Howley.**+

10.15 Amendment to Executive Employment Agreement between the Registrant and Thomas R. Howley.**+

10.16 Form of Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II, and Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 10.7.1 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.17 Form of Contingent Stock Purchase Warrant from Au Bon Pain Co., Inc. to Allied Capital Corporation, Allied Capital Corporation II and Capital Trust Investments, Ltd. Incorporated by reference to Exhibit 10.7.2 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.18 Form of Stock Purchase Warrant from Au Bon Pain Co, Inc. to Princes Gate Investors, L.P., Acorn Partnership I L.P., PG Investments Limited, PGI Sweden AB and Gregor Von Open. Incorporated by reference to Exhibit
         10.7.3 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.19 Registration Rights Agreement dated as of July 24, 1996 among Allied Capital Corporation, Allied Capital Corporation II, Capital Trust Investments, Ltd., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, Gregor Von Open and Au Bon Pain Co., Inc., Incorporated by reference to Exhibit 10.7.4 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

10.20 Form of Rights Agreement, dated as of October 21, 1996 between the Registrant and State Street Bank and Trust Company. Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 000-19253).

10.21 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

10.22 Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

10.23 Executive Employment Agreement between the Company and Sam Yong dated June 16, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 11, 1998.+

21       Registrant's Subsidiaries.*

23.1     Consent of PricewaterhouseCoopers LLP***

27       Financial Data Schedule.*



*    Filed April 10, 2000, with the Commission on Form 10-K.

**   Filed April 24, 2000, with the Commission on Form 10-K/A.

***  Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).