Form 10-Q
period 2000-07-08
PANERA BREAD CO
filed 2000-08-22
CIK 724606

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 8, 2000
                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 11, 2000, 10,958,843 shares and 1,525,271 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PANERA BREAD COMPANY
                                     INDEX

                                                                               PAGE
                                                                               ----
PART I.          FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS........................................    3

                 Consolidated Balance Sheets as of
                 July 8, 2000 and December 25, 1999..........................    3

                 Consolidated Statements of Operations
                 for the twelve and twenty-eight weeks ended
                 July 8, 2000 and July 10, 1999..............................    4

                 Consolidated Statements of Cash Flows
                 for the twenty-eight weeks ended July 8,
                 2000 and July 10, 1999......................................    5

                 Notes to Consolidated Financial Statements..................    6

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............    9

    ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK...........................................   14

PART II.         OTHER INFORMATION

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PANERA BREAD COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              JULY 8, 2000   DECEMBER 25, 1999
                                                              ------------   -----------------
                                                              (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $   224           $ 1,936
  Accounts receivable, less allowance of $197 in 2000 and
    1999....................................................      2,316             2,686
  Inventories...............................................      1,909             1,880
  Prepaid expenses..........................................        568               484
  Refundable income taxes...................................         98                98
  Deferred income taxes.....................................      6,727             5,473
                                                                -------           -------
    Total current assets....................................     11,842            12,557
                                                                -------           -------
Property and equipment, net.................................     53,156            47,191
Other assets:
  Notes receivable..........................................         20                35
  Intangible assets, net of accumulated amortization of
    $6,465 in 2000 and $5,932 in 1999.......................     18,246            18,779
  Deposits and other........................................      5,149             4,048
  Deferred income taxes.....................................      5,231             8,419
                                                                -------           -------
    Total other assets......................................     28,646            31,281
                                                                -------           -------
    Total assets............................................    $93,644           $91,029
                                                                =======           =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 2,125           $ 3,535
  Accrued expenses..........................................     10,945            12,237
  Current portion of computer equipment financing...........        389                --
                                                                -------           -------
    Total current liabilities...............................     13,459            15,772

Deferred revenue............................................      1,791             2,011
Long term portion of computer equipment financing...........        376                --
                                                                -------           -------
    Total liabilities.......................................     15,626            17,783

Stockholders' equity:
Common stock, $.0001 par value:
  Class A shares authorized 50,000,000; issued and
    outstanding 10,939,072 and 10,630,717 in 2000 and 1999,
    respectively............................................          1                 1
  Class B shares authorized 2,000,000; issued and
    outstanding 1,530,274 and 1,535,821 in 2000 and 1999,
    respectively............................................         --                --
Additional paid-in capital..................................     71,905            70,581
Retained earnings...........................................      6,112             2,664
                                                                -------           -------
    Total stockholders' equity..............................     78,018            73,246
                                                                -------           -------
    Total liabilities and stockholders' equity..............    $93,644           $91,029
                                                                =======           =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE TWENTY-EIGHT WEEKS
                                                  FOR THE TWELVE WEEKS ENDED               ENDED
                                                 ----------------------------   ----------------------------
                                                 JULY 8, 2000   JULY 10, 1999   JULY 8, 2000   JULY 10, 1999
                                                 ------------   -------------   ------------   -------------
Revenues:
  Restaurant sales.............................    $27,099          $33,848       $61,050        $107,259
  Franchise sales and other revenues...........      2,444            1,403         5,321           3,670
  Commissary sales to franchisees..............      2,751            1,626         6,349           3,873
                                                   -------          -------       -------        --------
      Total revenue............................     32,294           36,877        72,720         114,802

Costs and expenses:
  Restaurant expenses:
    Cost of food and paper products............      9,020           11,300        20,320          35,661
    Labor......................................      8,019            9,814        18,031          31,792
    Occupancy..................................      1,983            3,231         4,536          12,032
    Other operating expenses...................      3,458            4,239         7,789          13,026
                                                   -------          -------       -------        --------
                                                    22,480           28,584        50,676          92,511

    Commissary cost of sales...................      2,396            1,526         5,605           3,166
    Depreciation and amortization..............      1,828            1,418         4,174           3,218
    General and administrative expenses........      3,244            3,553         7,379          10,441
    Non-recurring charge.......................         --               --            --           5,545
                                                   -------          -------       -------        --------
      Total costs and expenses.................     29,948           35,081        67,834         114,881
                                                   -------          -------       -------        --------

Operating profit (loss)........................      2,346            1,796         4,886             (79)
Interest expense, net..........................         69              620           148           2,504
Other (income) expense, net....................          8               57           (14)            460
Gain on sale of Au Bon Pain Division...........        900               --           900              --
Minority interest..............................         --              (14)           --             (25)
                                                   -------          -------       -------        --------
Income (loss) before income taxes and
  extraordinary item...........................      3,169            1,133         5,652          (3,018)
Income tax provision...........................      1,236              385         2,204             859
                                                   -------          -------       -------        --------
Income (loss) before extraordinary item........      1,933              748         3,448          (3,877)

Extraordinary loss from early extinguishment of
  debt, net of tax of $197 (Note F)............         --              382            --             382
                                                   -------          -------       -------        --------
Net income (loss)..............................      1,933              366         3,448          (4,259)
                                                   -------          -------       -------        --------
Basic earnings (loss) per common share:
  Income (loss) before extraordinary loss......    $  0.16          $  0.06       $  0.28        $  (0.32)
  Extraordinary loss...........................         --          $ (0.03)           --        $  (0.03)
                                                   -------          -------       -------        --------
    Net Income (loss)..........................    $  0.16          $  0.03       $  0.28        $  (0.35)
                                                   -------          -------       -------        --------
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary loss......    $  0.15          $  0.06       $  0.27        $  (0.32)
  Extraordinary loss...........................         --          $ (0.03)           --        $  (0.03)
                                                   -------          -------       -------        --------
    Net Income (loss)..........................    $  0.15          $  0.03       $  0.27        $  (0.35)
                                                   -------          -------       -------        --------
Weighted average number of common and common
  equivalent shares outstanding--basic.........     12,325           12,142        12,243          12,120
                                                   =======          =======       =======        ========
Weighted average number of common and common
  equivalent shares outstanding--diluted.......     12,879           12,165        12,548          12,120
                                                   =======          =======       =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE TWENTY-EIGHT WEEKS ENDED
                                                              ---------------------------------
                                                               JULY 8, 2000      JULY 10, 1999
                                                              ---------------   ---------------
Cash flows from operations:
  Net income (loss).........................................     $  3,448          $  (4,259)
Adjustments to reconcile net income (loss) to net cash
  provided
  by operating activities:
  Depreciation and amortization.............................        4,174              3,490
  Provision for losses on accounts receivable...............           --                 21
  Minority interest.........................................           --                (25)
  Deferred income taxes.....................................        1,934                 --
  Non-recurring charge......................................           --              5,545
  Extraordinary loss on early extinguishment of debt........           --                382
Changes in operating assets and liabilities:
  Accounts receivable.......................................          370               (323)
  Inventories...............................................          (29)               110
  Prepaid expense...........................................          (84)            (3,958)
  Accounts payable..........................................       (1,410)            (2,276)
  Accrued expenses..........................................       (1,292)             1,054
  Deferred revenue..........................................         (220)             2,160
                                                                 --------          ---------
    Net cash provided by operating activities...............        6,891              1,921
                                                                 --------          ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................       (9,607)           (10,108)
  Change in cash included in net current liabilities held
    for sale................................................           --               (466)
  Proceeds from sale of assets..............................           --             72,163
  Payments received on notes receivable.....................           15                119
  Decrease in intangible assets.............................           --                (50)
  Increase in deposits and other............................       (1,101)               (90)
                                                                 --------          ---------
    Net cash provided by (used in) investing activities.....      (10,693)            61,568
                                                                 --------          ---------
Cash flow from financing activities:
  Exercise of employee stock options........................        1,256                 11
  Proceeds from issuance of debt............................       11,115             41,043
  Principal payments on debt................................      (10,350)          (105,279)
  Proceeds from issuance of common stock....................           69                387
  Increase in deferred financing costs......................           --                (95)
  Decrease in minority interest.............................           --               (120)
                                                                 --------          ---------
    Net cash provided by (used in) financing activities.....        2,090            (64,053)
                                                                 --------          ---------
Net (decrease) in cash and cash equivalents.................       (1,712)              (564)
Cash and cash equivalents at beginning of period............        1,936              1,860
                                                                 --------          ---------
Cash and cash equivalents at end of period..................     $    224          $   1,296
                                                                 --------          ---------

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

    See the Company's Form 10-K for the year ended December 25, 1999, for a discussion of the Company's significant accounting policies and principles.

NOTE B--RECLASSIFICATIONS

    Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE C--FRANCHISE AND DEVELOPMENT FEES

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

NOTE D--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                                                  FOR THE TWELVE WEEKS        FOR THE TWENTY-EIGHT WEEKS
                                                         ENDED                          ENDED
                                              ----------------------------   ----------------------------
                                              JULY 8, 2000   JULY 10, 1999   JULY 8, 2000   JULY 10, 1999
                                              ------------   -------------   ------------   -------------
Net income (loss) used in net income (loss)
  per common share--basic...................     $1,933         $  366           $3,448         $(4,259)
Net income (loss) used in net income (loss)
  per common share--diluted.................     $1,933         $  366           $3,448         $(4,259)
Weighted average number of shares
  outstanding--basic........................     12,325         12,142           12,243          12,120
  Effect of dilutive securities:
    Employee stock options..................        544              2              261              --
    Stock warrants..........................         10             21               44              --
Weighted average number of shares
  outstanding--diluted......................     12,879         12,165           12,548          12,120

Per common share:
  Basic:
  Income before extraordinary loss..........     $ 0.16         $ 0.06           $ 0.28         $ (0.32)
  Extraordinary loss........................         --         $(0.03)              --         $ (0.03)
                                                 ------         ------           ------         -------
  Net income (loss).........................     $ 0.16         $ 0.03           $ 0.28         $ (0.35)

  Diluted:
  Income before extraordinary loss..........     $ 0.15         $ 0.06           $ 0.28         $ (0.32)
  Extraordinary loss........................         --         $(0.03)              --         $ (0.03)
                                                 ------         ------           ------         -------
  Net income (loss).........................     $ 0.15         $ 0.03           $ 0.27         $ (0.35)

    During the second quarter of 1999, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes. These shares were not included in the computation of diluted earnings per share for the twelve weeks and twenty-eight weeks ended July 10, 1999, because the deduction of interest expense, after the effect of income taxes would have been antidilutive.

NOTE E--RECENT ACCOUNTING PRONOUNCEMENTS

    None which will have a material impact on the Company's financial statements.

NOTE F--SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES

    On May 16, 1999, the Company sold its Au Bon Pain Division to ABP Corporation for $73 million in cash before contractual purchase price adjustments of $1 million. The results of operations for the twelve and twenty-eight weeks ended July 10, 1999, include the results of the divested Au Bon Pain Division. Revenues and net operating income (before the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale for the twelve weeks ended July 10, 1999, were $12.7 million and $0.2 million respectively, and for the twenty-eight weeks ended July 10, 1999 were $61.2 million and

$1.5 million respectively. In conjunction with the sale, the Company recorded a pre-tax loss of $5.5 million related to the transaction in the first quarter of 1999. Operating income for the twelve weeks and twenty-eight weeks ended
July 10, 1999, was favorably impacted by $0.9 million and $4.7 million, respectively, due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

NOTE G--ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                   JULY 8, 2000   DECEMBER 25, 1999
                                                   ------------   -----------------
Accrued insurance................................    $ 1,065           $   881
Rent.............................................        805               780
Payroll and related taxes........................      3,077             2,594
Taxes other than income taxes....................      3,116             4,383
Other............................................      2,882             3,599
                                                     -------           -------
                                                     $10,945           $12,237
                                                     =======           =======

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the period indicated. Percentages may not add due to rounding:

                                                                                 FOR THE TWENTY-EIGHT WEEKS
                                                  FOR THE TWELVE WEEKS ENDED               ENDED
                                                 ----------------------------   ----------------------------
                                                 JULY 8, 2000   JULY 10, 1999   JULY 8, 2000   JULY 10, 1999
                                                 ------------   -------------   ------------   -------------
Revenues:
  Restaurant sales.............................      83.9%            91.8%         84.0%            93.4%
  Franchise and other revenues.................       7.6              3.8           7.3              3.2
  Commissary sales to franchisees..............       8.5              4.4           8.7              3.4
                                                    -----            -----         -----            -----
      Total revenues...........................     100.0            100.0         100.0            100.0
Costs and expenses:
  Restaurant cost of sales(1)
    Cost of food and paper products............      33.3             33.4          33.3             33.2
    Labor......................................      29.6             29.0          29.5             29.6
    Occupancy..................................       7.3              9.5           7.4             11.2
    Other......................................      12.8             12.5          12.8             12.1
                                                    -----            -----         -----            -----
      Total restaurant cost of sales...........      83.0             84.4          83.0             86.3
Commissary cost of sales(2)....................      87.1             93.8          88.3             81.7
Depreciation and amortization..................       5.7              3.8           5.7              2.8
General and administrative.....................      10.0              9.6          10.1              9.1
Non-recurring charges..........................        --               --            --              4.8
Operating profit (loss)........................       7.3              4.9           6.7               --
Interest expenses, net.........................       0.2              1.7           0.2              2.2
Other (income) expense, net....................        --              0.2            --              0.4
Gain on sale of Au Bon Pain Division...........       2.7               --           1.1               --
Minority interest..............................        --               --            --               --
                                                    -----            -----         -----            -----
Income (loss) before income taxes and
  extraordinary items..........................       9.8              3.0           7.8             (2.6)
Income tax provision...........................       3.8              1.0           3.0              0.7
                                                    -----            -----         -----            -----
Income (loss) before extraordinary item........       6.0              2.0           4.7             (3.3)
Extraordinary loss from early extinguishment of
  debt.........................................        --              1.0            --              0.3
                                                    -----            -----         -----            -----
Net income (loss)..............................       6.0%             1.0%          4.7%            (3.7)%
                                                    =====            =====         =====            =====

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

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company's fiscal year will be comprised of 53 weeks.

RESULTS OF OPERATIONS

    Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the twelve and twenty-eight weeks ended July 8, 2000, results of operations include only the results of the Panera Bread/Saint Louis Bread Company business unit. Results of operations for the twelve and twenty-eight weeks ended July 10, 1999 also include the results of the divested Au Bon Pain Division through the date of the divestiture. For the twenty-eight weeks ended July 10, 1999, the Company recorded a $5.5 million loss related to the sale. For the twelve weeks ended July 10, 1999, the Company recorded a $.4 million extraordinary loss net of tax related to the early extinguishment of debt.

    For the quarter ended July 8, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998 and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with amending the original sales agreement to allow for a sale.

REVENUES

    Total revenues for the second quarter declined to $32.3 million in 2000 compared to $36.9 million in 1999. Total revenues for the twenty-eight weeks ended July 8, 2000, and July 10, 1999, were $72.7 million versus
$114.8 million, respectively. The decline was due to the sale of the Au Bon Pain Division in May 1999. As a stand-alone entity, Panera Bread's total revenues increased 33% to $32.3 million in the second quarter of 2000 versus
$24.2 million in the second quarter of 1999. For the twenty-eight week period ended July 8, 2000, total revenue for Panera Bread as a stand-alone entity increased 36% to $72.7 million versus $53.6 million for the comparable period in 1999.

    Restaurant revenue for Panera Bread on a stand-alone basis increased 25% to $27.1 million in the second quarter of 2000 from $21.6 million in the second quarter of 1999. Restaurant revenue for Panera Bread as a stand-alone entity for the twenty-eight weeks ended July 8, 2000, increased 28% to $61.1 million from $47.9 million for the comparable period in 1999. This increase is due to a number of factors including the opening of eight new company-owned bakery-cafes since the second quarter of 1999 and a 7.9% and 8.5% increase in comparable restaurant sales for the second quarter of 2000 and twenty-eight weeks ended July 8, 2000, respectively. During the second quarter of 2000, two new company owned bakery-cafes were opened. System-wide sales increased 69% to $73.8 million in the second quarter of 2000 compared to 1999, and increased 76.3% to $162.6 million for the twenty-eight weeks ended July 8, 2000 compared to the same period in 1999. System-wide annualized average unit volumes increased to $1.5 million for the twenty-eight weeks ended July 8, 2000, versus $1.3 million for the twenty-eight weeks ended July 10, 1999, an increase of 17%. These annualized average unit volumes exclude the revenues of two company-owned and two franchise operated specialty bakery-cafes.

    Comparable restaurant sales for the second quarter of 2000 and for the twenty-eight weeks ended July 8, 2000, were as follows:

                       TWELVE WEEKS ENDED JULY 8, 2000   TWENTY-EIGHT WEEKS ENDED JULY 8, 2000
                       -------------------------------   -------------------------------------
Company-owned........                 7.9%                                 8.5%
Franchise operated...                11.5%                                12.1%
System-wide..........                 9.3%                                 9.8%

    Comparable restaurant sales exclude two company owned and two franchise operated specialty bakery-cafes.

    Franchise sales and other revenues consist of franchise fees and royalties. On a stand-alone basis, Panera Bread's franchise sales and other revenues rose 100% in the second quarter of 2000 to $2.4 million from $1.2 million in the second quarter of 1999. For the twenty-eight week period ended July 8, 2000, franchise sales and other revenues increased 96% to $5.3 million from $2.7 million in the same period in 1999. The growth was primarily driven by an increase in franchise royalties. For the second quarter ended July 8, 2000, royalty revenue increased to $2.1 million from $1.0 million for the second quarter of 1999, and for the twenty-eight weeks ending July 8, 2000, royalty revenue increased to $4.5 million from $2.0 million for the comparable period in 1999. The increase in royalty revenue can be attributed to the addition of 60 franchised bakery-cafes opened since the second quarter of 1999 and higher sales volumes being achieved by franchisees in 2000.

    Commissary sales to franchisees increased to $2.8 million in the second quarter of 2000 versus $1.6 million for the second quarter of 1999. On a stand-alone basis, Panera Bread's commissary sales to franchisees increased 87% to $2.8 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, commissary sales to franchisees increased 110% to $6.3 million from $3.0 million for Panera Bread as a stand-alone entity during the comparable period in 1999. The increase was driven by the increased number of franchised units open and the higher average annual sales volumes as discussed above.

    The Company opened 16 Panera Bread bakery-cafes during the second quarter of 2000. Two of the locations were company owned bakery-cafes and 14 were franchise-operated bakery-cafes. These openings brought the total number of bakery-cafes open as of July 8, 2000 to 216, comprised of 86 company-owned (including two specialty bakery-cafes) and 130 franchised bakery-cafes. As of July 8, 2000 there were commitments to develop an additional 511 franchised bakery-cafes.

COSTS AND EXPENSES

    The cost of food and paper products was $9.0 million or 33.3% of restaurant sales in the second quarter of 2000 compared to $11.3 million or 33.4% of restaurant sales for the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, the cost of food and paper products was $20.3 million or 33.3% of restaurant sales versus $35.7 million or 33.2% of restaurant sales for the comparable period in 1999. The cost of food and paper products does not include food costs that are associated with the commissary operations that sell fresh dough products to franchised bakery-cafes. The decrease in the dollar amount of food and paper costs was due to the sale of the Au Bon Pain Division. On a stand-alone basis, Panera Bread's cost of food and paper products declined to 33.3% of restaurant sales in the second quarter and the twenty-eight weeks, ended July 8, 2000, versus 33.7% for the second quarter and 33.9% for the twenty-eight weeks ended July 10, 1999. The decline was due to stable food costs while sales volumes increased over the prior year resulting in improved efficiencies and a lower food cost percentage.

    In the second quarter of 2000, commissary cost of sales was $2.4 million in the second quarter of 2000 compared to $1.5 million in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, commissary cost of sales was $5.6 million compared to $3.2 million for the comparable period in 1999. On a stand-alone basis Panera Bread's commissary cost of sales was $2.4 million in the second quarter of 2000 compared to $1.6 million in the second quarter of 1999 and $5.6 million for the twenty-eight weeks ended July 8, 2000 versus $3.2 million for the twenty-eight weeks ended July 10, 1999. The increase in commissary cost of sales was due to the larger sales volumes generated by the greater number of bakery-cafes operating in 2000.

    Labor expense was $8.0 million or 29.6% of restaurant sales in the second quarter of 2000 compared to $9.8 million or 29.0% in the second quarter of 1999. For the twenty-eight week period ended July 8, 2000 labor expense was $18.0 million or 29.5% of restaurant sales versus $31.8 million or 29.6% of restaurant sales for the same period in 1999. The decrease in labor cost dollars was due to the sale of the Au Bon Pain Division. On a stand alone basis Panera Bread's labor cost percentage of 29.6% in the second quarter of 2000 was higher than the 28.8% of restaurant sales or $6.2 million for the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, Panera Bread's labor percentage on a stand-alone basis was 29.5% versus 29.1% of restaurant sales or $13.9 million in the comparable period for 1999. The increase in labor cost percentage was due to an increase in the average hourly wage because of the highly competitive labor market, an increase in management staffing, and increased management bonuses due to better operating performance.

    Occupancy costs were $2.0 million or 7.3% of restaurant sales in the second quarter of 2000 compared to $3.2 million or 9.5% of restaurant sales in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, occupancy costs were $4.5 million or 7.4% of restaurant sales versus $12.0 million or 11.2% of restaurant sales for the same period in 1999. The decrease in dollars and as a percentage of restaurant sales was due to the sale of the Au Bon Pain division, which had historically run higher occupancy costs due to their location in downtown areas of larger cities. On a stand-alone basis, Panera Bead's occupancy costs of 7.3% in the second quarter of 2000 were consistent with the occupancy costs of $1.6 million or 7.3% of restaurant sales in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, Panera Bread's occupancy costs decreased to 7.4% of restaurant sales from 7.7% of restaurant sales for the comparable period in 1999. The decrease was due to the fact that occupancy costs are largely fixed and sales volumes have increased in 2000 as compared to 1999.

    Other restaurant operating expenses were $3.5 million or 12.8% of restaurant sales in the second quarter of 2000 compared to $4.2 million or 12.5% of restaurant sales in the second quarter of 1999. For the twenty-eight week period ending July 8, 2000, other restaurant operating expenses were $7.8 million or 12.8% of restaurant sales versus $13.0 million or 12.1% of restaurant sales for the comparable period in 1999. The decrease in dollars is due to the sale of the Au Bon Pain Division. On a stand alone basis, Panera Bread's other restaurant operating expenses percentage of 12.8% in the second quarter of 2000 decreased as compared to the $2.8 million or 13.1% of restaurant sales for the same period in 1999. The Company's other restaurant operating expenses percentage of 12.8% for the twenty-eight weeks ended July 8, 2000, is consistent with the 12.8% or $6.1 million for the same period in 1999.

    Depreciation and amortization increased as a percentage of total revenue to 5.7% in the second quarter of 2000 compared to 3.8% of total revenues in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, depreciation and amortization increased as a percentage of total revenue to 5.7% versus 2.8% of total revenue for the comparable period in 1999. The increase was due to the fact that the second quarter and twenty-eight weeks ended July 10, 1999 figures included revenues from the Au Bon Pain Division while excluding any depreciation expenses for the Au Bon Pain Division which was classified as an asset for sale. On a stand-alone basis, Panera Bread's second quarter of 2000 depreciation was 5.7% of total revenue compared to 5.8% for the comparable period in 1999. For the twenty-eight weeks ended July 8, 2000, the Company's depreciation expense was 5.7% of total revenue compared with 6.0% of total revenue for the comparable period in 1999. The decrease for Panera Bread as a stand-alone entity was driven by higher sales volumes and franchise revenues in 2000.

    General and administrative expenses increased to 10.0% of total revenues in the second quarter of 2000 compared to 9.6% of total revenues in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, general and administrative expenses were 10.1% of total revenues versus 9.1% of total revenues for the same period in 1999. The increase was primarily due to general and administrative costs being spread over a larger revenue base in 1999 which included the results of the Au Bon Pain Division as compared to 2000. On a stand-alone basis, Panera Bread's general and administrative expenses were 10.0% and 10.1% for the second quarter and year to date respectively versus 11.9% and 11.0% for the comparable periods in 1999. The decrease in general and administrative costs for Panera Bread on a stand-alone basis is due to the elimination of the duplicative general and administrative expenses that were incurred last year as Panera built its accounting and information systems infrastructures at the same time it was paying for transitional service from Au Bon Pain.

    Operating income for the second quarter of 2000 increased to $2.3 million from $1.8 million in the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, operating income increased to $4.9 million from a $(.08) million loss in 1999. Operating income rose due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees, and due to the lack of the $5.5 million non-recurring charge related to the sale of Au Bon Pain that was recorded in 1999. Operating income for the second quarter of 1999 and the twenty-eight weeks ended July 10, 1999, was favorably impacted by $.9 million and $4.7 million, respectively, in reduced depreciation and amortization expenses associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

    Interest expense was $.06 million or .2% of total revenue in the second quarter of 2000 versus $.6 million or 1.7% of total revenues in the second quarter of 1999. For the twenty-eight week period ended July 8, 2000, interest expenses was $.2 million and as a percentage of total revenue decreased to .2% from $2.5 million or 2.2% for the same period in 1999. The decrease in interest expense is primarily due to the repayment of the Company's outstanding debt with the proceeds from the sale of the Au Bon Pain Division in May 1999.

    Other (income) expense was $.01 million of expense for the quarter ended July 8, 2000, compared with .06 million of expense for the comparable period in 1999. For the twenty-eight weeks ended July 8, 2000, other (income) expense was ($.01) million of income versus $.5 million of expense for the same period in 1999.

    For the quarter ended July 8, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of Au Bon Pain. This gain is reported as a separate line item in the Company's consolidated statement of operations.

INCOME TAXES

    The provision for income taxes increased to $1.2 million for the second quarter of 2000 versus $.4 million in the second quarter of 1999. For the twenty-eight week period ended July 8, 2000, the provision for income taxes increased to $2.2 million from $.9 million for the same period in 1999. The tax provision for the second quarter and the twenty-eight weeks ended July 8, 2000, reflects a combined federal, state, and local effective tax rate of 39%.

NET INCOME

    Net income for the second quarter of 2000 was $1.9 million or $.15 per diluted share compared to net income of $.4 milion or $.03 per diluted share for the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, net income was $3.4 million or $.27 per diluted share versus a net loss of $(4.3) million or $(.35) per share for the same period in 1999. The increase in net income was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes and the absence of any charges related to the sale of the Au Bon Pain Division in 1999. Net income for the twelve and twenty-eight weeks ended July 10, 1999, was negatively impacted by a $.4 million extraordinary loss, net of tax, that was taken due to the early extinguishment of debt. Net income for the twelve and twenty-eight weeks ended July 8, 2000, was favorably impacted by a $.5 million after tax gain related to the sale of Au Bon Pain. Excluding this one time gain, Panera Bread's net income on a stand alone basis for the second quarter of 2000 was $1.4 million or $.11 per diluted share versus $.2 million or $.02 cents per diluted share for the second quarter of 1999. For the twenty-eight weeks ended July 8, 2000, Panera Bread's net income on a stand-alone basis was $2.9 million or $.23 per diluted share versus $.8 million or $.07 per diluted share for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $.2 million at July 8, 2000 compared with $1.9 million at December 25, 1999. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and working capital. To date, the Company has met its requirements for capital with cash from operations and bank borrowings.

    Funds provided by operating activities for the twenty-eight weeks ended July 8, 2000, were $6.9 million compared to $1.9 million for the same period in 1999. Funds provided by operating activities increased primarily as a result of an increase in net income and deferred income taxes.

    Total capital expenditures for the twenty-eight weeks ended July 8, 2000, were $9.6 million and were primarily related to the opening of five new company-owned bakery-cafes and to maintaining or remodeling existing bakery-cafes. The expenditures were mainly funded by cash from operating activities and the

Company's revolving line of credit. Total capital expenditures were $10.1 million for the twenty-eight weeks ended July 10, 1999, which included $2.1 million in capital expenditures for the divested Au Bon Pain Division.

    As of July 8, 2000, the Company had a $10.0 million unsecured revolving line of credit bearing interest at either the LIBOR rate plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of July 8, 2000, the Company had $9.4 million available to it under the line of credit with $0.6 million being utilized by outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowing as of July 8, 2000.

    In 2000, the Company currently anticipates spending a total of approximately $16 to $17 million principally, for the opening of approximately 10 to 11 new bakery-cafes, the opening of one additional commissary, and for maintaining and remodeling approximately 10 existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented by borrowings on its line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at July 8, 2000. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. Panera Bread has no foreign operations and accordingly, no foreign exchange rate fluctuation risk. The Au Bon Pain Division did have foreign operations; however, these were sold with the Au Bon Pain Division on May 16, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

               EXHIBIT
                 NO.            DESCRIPTION
        ---------------------   ------------------------
                27.1            Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the twelve weeks ended July 8, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PANERA BREAD COMPANY
                                                       (Registrant)

Dated: August 22, 2000                                 By:             /s/ RONALD M. SHAICH
                                                            -----------------------------------------
                                                                         Ronald M. Shaich
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: August 22, 2000                                 By:            /s/ WILLIAM W. MORETON
                                                            -----------------------------------------
                                                                        William W. Moreton
                                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        27.1            Financial Data Schedule.