Form 10-Q
period 2000-09-30
PANERA BREAD CO
filed 2000-11-14
CIK 724606

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 6, 2000, 11,547,470 shares and 1,522,512 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PANERA BREAD COMPANY
                                     INDEX

                                                                           PAGE
                                                                         --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS........................................       3

          Consolidated Balance Sheets as of September 30, 2000 and
            December 25, 1999 (unaudited).............................       3

          Consolidated Statements of Operations for the twelve and
            forty weeks ended September 30, 2000 and October 2, 1999
            (unaudited)...............................................       4

          Consolidated Statements of Cash Flows for the forty weeks
            ended September 30, 2000 and October 2, 1999
            (unaudited)...............................................       5

          Notes to Consolidated Financial Statements (unaudited)......       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................       9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................      14

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................      15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PANERA BREAD COMPANY CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              SEPTEMBER 30,    DECEMBER 25,
                                                                   2000            1999
                                                              --------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,882         $ 1,936
  Accounts receivable, less allowance of $258 in 2000 and
    $197 in 1999............................................        2,155           2,686
  Inventories...............................................        1,946           1,880
  Prepaid expenses..........................................          301             484
  Refundable income taxes...................................           98              98
  Deferred income taxes.....................................        6,728           5,473
                                                                 --------         -------
    Total current assets....................................       15,110          12,557
                                                                 --------         -------

Property and equipment, net.................................       55,172          47,191
Other assets:
  Notes receivable..........................................           --              35
  Intangible assets, net of accumulated amortization of
    $7,288 in 2000 and $5,932 in 1999.......................       18,038          18,779
  Deposits and other........................................        5,233           4,048
  Deferred income taxes.....................................        6,728           8,419
                                                                 --------         -------
    Total other assets......................................       29,999          31,281
                                                                 --------         -------
    Total assets............................................     $100,281         $91,029
                                                                 ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  1,919         $ 3,535
  Accrued expenses..........................................       11,988          12,237
  Current portion of computer equipment financing...........          389              --
                                                                 --------         -------
    Total current liabilities...............................       14,296          15,772

Deferred revenue............................................        1,700           2,011
Long term portion of computer equipment financing...........          297              --
                                                                 --------         -------
    Total liabilities.......................................       16,293          17,783

Stockholders' equity:
Common stock, $.0001 par value:
  Class A shares authorized 50,000,000; issued and
    outstanding 11,392,281 and 10,630,717 in 2000 and 1999,
    respectively............................................            1               1
  Class B shares authorized 2,000,000; issued and
    outstanding 1,522,563 and 1,535,821 in 2000 and 1999,
    respectively............................................           --              --
Treasury stock, carried at cost.............................         (900)             --
Additional paid-in capital..................................       77,140          70,581
Retained earnings...........................................        7,747           2,664
                                                                 --------         -------
    Total stockholders' equity..............................       83,988          73,246
                                                                 --------         -------
    Total liabilities and stockholders' equity..............     $100,281         $91,029
                                                                 ========         =======

   The accompanying notes are an integral part of the consolidated financial statements.

           PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE TWELVE WEEKS ENDED     FOR THE FORTY WEEKS ENDED
                                                    ----------------------------   ----------------------------
                                                    SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                         2000           1999            2000           1999
                                                    --------------   -----------   --------------   -----------
Revenues:
  Restaurant sales................................     $30,125          $23,486        $ 91,175      $130,746
  Franchise sales and other revenues..............       2,782            1,431           8,103         5,100
  Commissary sales to franchisees.................       3,186            1,478           9,535         5,351
                                                       -------          -------        --------      --------
      Total revenue...............................      36,093           26,395         108,813       141,197

Costs and expenses:
  Restaurant expenses:
    Cost of food and paper products...............       9,988            7,985          30,308        43,646
    Labor.........................................       8,709            6,496          26,740        38,288
    Occupancy.....................................       2,158            1,661           6,694        13,692
    Other operating expenses......................       4,186            2,878          11,975        15,904
                                                       -------          -------        --------      --------
                                                        25,041           19,020          75,717       111,530

  Commissary cost of sales........................       2,829            1,583           8,434         4,749
  Depreciation and amortization...................       1,953            1,454           6,126         4,673
  General and administrative expenses.............       3,795            3,116          11,174        13,557
  Non-recurring charge............................          --               --              --         5,545
                                                       -------          -------        --------      --------
      Total costs and expenses....................      33,618           25,173         101,451       140,054
                                                       -------          -------        --------      --------

Operating profit..................................       2,475            1,222           7,362         1,143
Interest expense, net.............................          32              150             180         2,654
Other (income) expense, net.......................        (252)              57            (266)          518
Gain on sale of Au Bon Pain Division..............          --               --             900            --
Minority interest.................................          --               --              --           (25)
                                                       -------          -------        --------      --------
Income (loss) before income taxes and
  extraordinary item..............................       2,695            1,015           8,348        (2,004)
Income tax provision..............................       1,051              346           3,256         1,205
                                                       -------          -------        --------      --------
Income (loss) before extraordinary item...........       1,644              669           5,092        (3,209)

Extraordinary loss from early extinguishment of
  debt, net of tax of $197........................          --               --              --           382
                                                       -------          -------        --------      --------
      Net income (loss)...........................     $ 1,644          $   669        $  5,092      $ (3,591)
                                                       =======          =======        ========      ========

Basic earnings (loss) per common share:
  Income (loss) before extraordinary loss.........     $  0.13          $  0.06        $   0.41      $  (0.27)
  Extraordinary loss..............................          --               --              --         (0.03)
                                                       -------          -------        --------      --------
      Net income (loss)...........................     $  0.13          $  0.06        $   0.41      $  (0.30)
                                                       =======          =======        ========      ========
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary loss.........     $  0.12          $  0.05        $   0.40      $  (0.27)
  Extraordinary loss..............................          --               --              --         (0.03)
                                                       -------          -------        --------      --------
      Net income (loss)...........................     $  0.12          $  0.05        $   0.40      $  (0.30)
                                                       =======          =======        ========      ========
Weighted average number of common and common
  equivalent shares outstanding--basic............      12,628           12,150          12,358        12,129
                                                       =======          =======        ========      ========
Weighted average number of common and common
  equivalent shares outstanding--diluted..........      13,403           12,249          12,799        12,129
                                                       =======          =======        ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

           PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               FOR THE FORTY WEEKS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                   2000           1999
                                                              --------------   -----------
Cash flows from operations:
  Net income (loss).........................................     $  5,092       $  (3,591)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................        6,126           5,012
  Provision for losses on accounts receivable...............           61              21
  Minority interest.........................................           --             (25)
  Deferred income taxes.....................................        1,933              --
  Non-recurring charge......................................           --           5,545
  Extraordinary loss on early extinguishment of debt........           --             382
Changes in operating assets and liabilities:
  Accounts receivable.......................................          470            (381)
  Inventories...............................................          (66)             61
  Prepaid expense...........................................          183          (4,064)
  Accounts payable..........................................       (1,616)         (3,779)
  Accrued expenses..........................................         (249)          2,288
  Deferred revenue..........................................         (311)          2,116
                                                                 --------       ---------
    Net cash provided by operating activities...............       11,623           3,585
                                                                 --------       ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (13,366)        (11,700)
  Change in cash included in net current liabilities sold...           --            (466)
  Proceeds from sale of assets..............................           --          72,163
  Payments received on notes receivable.....................           35             139
  Increase in intangible assets.............................           --             (50)
  (Increase) decrease in deposits and other.................       (1,185)            656
  Increase in notes receivable..............................           --             (65)
                                                                 --------       ---------
    Net cash provided by (used in) investing activities.....      (14,516)         60,677
                                                                 --------       ---------
Cash flow from financing activities:
  Exercise of employee stock options........................        4,939              39
  Proceeds from issuance of debt............................          765          41,837
  Principal payments on debt................................          (79)       (106,073)
  Proceeds from issuance of common stock....................          114             417
  Increase in deferred financing costs......................           --            (110)
  Decrease in minority interest.............................           --            (121)
  Purchase of treasury stock................................         (900)             --
                                                                 --------       ---------
    Net cash provided by (used in) financing activities.....        4,839         (64,011)
                                                                 --------       ---------
Net increase in cash and cash equivalents...................        1,946             251
                                                                 --------       ---------
Cash and cash equivalents at beginning of period............        1,936           1,860
                                                                 --------       ---------
Cash and cash equivalents at end of period..................     $  3,882       $   2,111
                                                                 ========       =========
Supplemental schedule of non-cash financing activities:
  Tax benefit from stock options exercised..................     $  1,497              --

   The accompanying notes are an integral part of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE D--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                                                  FOR THE TWELVE WEEKS ENDED         FOR THE FORTY WEEKS ENDED
                                                -------------------------------   -------------------------------
                                                SEPTEMBER 30,       OCTOBER 2,    SEPTEMBER 30,       OCTOBER 2,
                                                     2000              1999            2000              1999
                                                --------------      -----------   --------------      -----------
Net income (loss) used in net income (loss)
  per common share--basic.....................     $ 1,644            $   669        $ 5,092            $(3,591)
Net income (loss) used in net income (loss)
  per common share--diluted...................     $ 1,644            $   669        $ 5,092            $(3,591)
Weighted average number of shares
  outstanding--basic..........................      12,628             12,150         12,358             12,129
  Effect of dilutive securities:
    Employee stock options....................       1,292                 58            658                 --
    Stock warrants............................          --                 40             46                 --
    Assumed treasury shares purchased from tax
      benefit.................................        (517)                --           (263)                --
Weighted average number of shares
  outstanding--diluted........................      13,403             12,249         12,799             12,129

Per common share:
  Basic:
  Income (loss) before extraordinary loss.....     $  0.13            $  0.06        $  0.41            $ (0.27)
  Extraordinary loss..........................          --                 --             --              (0.03)
                                                   -------            -------        -------            -------
  Net income (loss)...........................     $  0.13            $  0.06        $  0.41            $ (0.30)
                                                   =======            =======        =======            =======

  Diluted:
  Income (loss) before extraordinary loss.....     $  0.12            $  0.05        $  0.40            $ (0.27)
  Extraordinary loss..........................          --                 --             --              (0.03)
                                                   -------            -------        -------            -------
  Net income (loss)...........................     $  0.12            $  0.05        $  0.40            $ (0.30)
                                                   =======            =======        =======            =======

NOTE E--RECENT ACCOUNTING PRONOUNCEMENTS

    None which will have a material impact on the Company's financial statements.

NOTE F--SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES

    On May 16, 1999, the Company sold its Au Bon Pain Division to ABP Corporation for $73 million in cash before contractual purchase price adjustments of $1 million. The results of operations for the forty weeks ended October 2, 1999, include the results of the divested Au Bon Pain Division through the date of sale. Revenues and net operating income (before the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale for the forty weeks ended October 2, 1999 were $61.2 million and $1.5 million, respectively. In conjunction with the sale, the Company recorded a pre-tax loss of $5.5 million related to the transaction in the first quarter of 1999. Operating income for the forty weeks ended October 2, 1999, was favorably impacted by and $4.7 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale after August 12, 1998.

NOTE G--ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                      SEPTEMBER 30,    DECEMBER 25,
                                                           2000            1999
                                                      --------------   -------------
Accrued insurance...................................      $ 1,142         $   881
Rent................................................          826             780
Payroll and related taxes...........................        3,613           2,594
Taxes other than income taxes.......................        2,341           4,383
Other...............................................        4,066           3,599
                                                          -------         -------
                                                          $11,988         $12,237
                                                          =======         =======

NOTE H--TREASURY STOCK

    The Company spent $900,000 in the third quarter of 2000 to repurchase 54,500 shares of Class A Common Stock at an average cost of $16.49 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

                                                  FOR THE TWELVE WEEKS ENDED            FOR THE FORTY WEEKS ENDED
                                                -------------------------------      -------------------------------
                                                SEPTEMBER 30,       OCTOBER 2,       SEPTEMBER 30,       OCTOBER 2,
                                                     2000              1999               2000              1999
                                                --------------      -----------      --------------      -----------
Revenues:
  Restaurant sales............................       83.5%              89.0%             83.8%              92.6 %
  Franchise sales and other revenues..........        7.7                5.4               7.4                3.6
  Commissary sales to franchisees.............        8.8                5.6               8.8                3.8
                                                    -----              -----             -----              -----
      Total revenue...........................      100.0              100.0             100.0              100.0

Costs and expenses:
  Restaurant expenses(1)
    Cost of food and paper products...........       33.2               33.9              33.2               33.3
    Labor.....................................       28.9               27.7              29.3               29.3
    Occupancy.................................        7.2                7.1               7.3               10.5
    Other operating expenses..................       13.8               12.3              13.2               12.2
                                                    -----              -----             -----              -----
      Total restaurant cost of sales..........       83.1               81.0              83.0               85.3

Commissary cost of sales(2)...................       88.8              107.1              88.5               88.7
Depreciation and amortization.................        5.4                5.5               5.6                3.3
General and administrative expenses...........       10.5               11.8              10.3                9.6
Non-recurring charge..........................         --                 --                --                3.9
                                                    -----              -----             -----              -----

Operating profit..............................        6.9                4.6               6.8                0.8
Interest expense, net.........................        0.1                0.6               0.1                1.9
Other (income) expense, net...................       (0.7)               0.2              (0.2)               0.4
Gain on sale of Au Bon Pain Division..........         --                 --               0.8                 --
Minority interest.............................         --                 --                --                 --
                                                    -----              -----             -----              -----
Income (loss) before income taxes and
  extraordinary item..........................        7.5                3.8               7.7               (1.4)
Income tax provision..........................        2.9                1.3               3.0                0.9
                                                    -----              -----             -----              -----
Income (loss) before extraordinary item.......        4.6                2.5               4.7               (2.3)
Extraordinary loss from early extinguishment
  of debt.....................................         --                 --                --                0.3
                                                    -----              -----             -----              -----
Net income (loss).............................        4.6%               2.5%              4.7%              (2.5)%
                                                    =====              =====             =====              =====

------------------------

(1) As a percentage of Company restaurant sales.

(2) As a percentage of commissary sales to franchisees.

GENERAL

    The Company's revenues are derived from restaurant sales, commissary sales to franchisees and franchise and other revenues. Commissary sales to franchisees are the sales of commissary fresh dough products to the Company's franchisees. Franchise and other revenues include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to restaurant sales. The cost of commissary sales relates to the sale of fresh dough products to the Company's franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company's fiscal year will be comprised of 53 weeks.

RESULTS OF OPERATIONS

    Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the twelve and forty weeks ended September 30, 2000, results of operations include only the results of the Panera Bread/Saint Louis Bread Company business unit. Results of operations for the forty weeks ended October 2, 1999 also include the results of the divested Au Bon Pain Division through the date of the divestiture. For the forty weeks ended October 2, 1999, the Company recorded a $5.5 million pre-tax loss related to the sale and a $.4 million extraordinary loss net of tax related to the early extinguishment of debt.

    For the quarter ended July 8, 2000, the Company recorded a gain of $.9 million before taxes ($.5 million after taxes) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998 and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation (the Purchaser) to another party within
18 months of the date of the agreement. This one-time gain of $.9 million was received in connection with the Company agreeing to an amendment to the original sales agreement to allow for such a sale.

REVENUES

    Total revenues for the third quarter of 2000 increased 37% to $36.1 million in 2000 compared to $26.4 million in 1999. Total revenues for the forty weeks ended September 30, 2000, and October 2, 1999, were $108.8 million versus
$141.2 million, respectively. The decrease was primarily due to the inclusion of the Au Bon Pain Division's results through May 16, 1999.

    Restaurant revenue for the third quarter of 2000 for Panera Bread increased 28% to $30.1 million from $23.5 million in the third quarter of 1999. Restaurant revenue for Panera Bread on a stand-alone basis for the forty weeks ended September 30, 2000, increased 28% to $91.2 million from $71.4 million for the comparable period in 1999. The increase in restaurant revenue is primarily due to the opening of 9 new company-owned bakery-cafes since the third quarter of 1999 and a 9.8% and 8.9% increase in comparable store sales for the twelve and forty weeks ended September 30, 2000, respectively. During the third quarter of 2000, three new Company owned bakery-cafes were opened. System-wide sales increased 70% to $85.4 million in the third quarter of 2000 compared to the same period in 1999, and increased 74% to $248.0 million for the forty weeks ended September 30, 2000, compared to the same period last year on a stand alone basis. System-wide average annualized unit volumes increased by 17% to $1.6 million for the forty weeks ended September 30, 2000. These average annualized unit volumes exclude the revenues of two company-owned and two franchise operated specialty bakery-cafes.

    Comparable net bakery-cafe sales for the twelve and forty weeks ended September 30, 2000, were as follows:

                                             TWELVE WEEKS ENDED     FORTY WEEKS ENDED
                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                             -------------------   -------------------
Company owned..............................          9.8%                   8.9%
Franchise operated.........................         10.7%                  11.5%
System-wide................................         10.2%                  10.0%

    The above comparable bakery-cafe sales exclude the revenues of the four specialty bakery-cafes, as previously mentioned.

    Franchise sales and other revenues consist of franchise fees and royalties. Panera Bread's franchise sales and other revenues rose 94% in the third quarter of 2000 to $2.8 million from $1.4 million in the third quarter of 1999. For the forty week period ended September 30, 2000 franchise sales and other revenues increased 95% to $8.1 million from $4.2 million for Panera Bread on a stand alone basis in the same period in 1999. The growth was primarily driven by an increase in franchise royalties. The increase in royalty revenue can be attributed to the addition of 62 franchised bakery-cafes opened since the third quarter of 1999 and higher average sales volumes being achieved by franchisees in 2000. The average annualized franchise bakery-cafe sales volume for the forty weeks ended September 30, 2000 is $1.7 million, which is a 16% increase over last year.

    Commissary sales to franchisees increased to $3.2 million in the third quarter of 2000 versus $1.5 million for the third quarter of 1999. Commissary sales to franchisees rose 78% to $9.5 million for the forty weeks ended September 30, 2000, from $5.4 million for same period in 1999. The increase was driven by the increased number of franchised units open and the higher average annualized sales volumes as discussed previously.

    A total of 15 Panera Bread bakery-cafes were opened during the third quarter of 2000. Three of the locations were company owned bakery-cafes and 12 were franchise-operated bakery-cafes. These openings brought the total number of bakery-cafes open as of September 30, 2000 to 231, comprised of 89 company-owned and 142 franchised bakery-cafes. As of September 30, 2000, there were commitments to develop an additional 499 franchised bakery-cafes.

COSTS AND EXPENSES

    The cost of food and paper products does not include the costs that are associated with the commissary operations that sell fresh dough products to franchised bakery-cafes. On a stand alone basis, Panera Bread's cost of food and paper products declined to 33.2% of restaurant sales for the twelve and forty weeks ended September 30, 2000. This compares to 33.7% and 33.8% of restaurant sales for the twelve and forty weeks ended October 2, 1999, respectively. The improvement in 2000 is primarily due to higher sales volumes, which helps gain efficiencies in the bakery-cafes and improves purchasing power with some vendors. Additionally, the commodity markets have been fairly stable this year.

    In the third quarter of 2000, commissary cost of sales was $2.8 million, 88.8% of commissary sales to franchisees, compared to $1.6 million or 107.1% of commissary sales to franchisees in the third quarter of 1999. For the forty weeks ended September 30, 2000, commissary cost of sales was $8.4 million or 88.5% of commissary sales to franchisees compared to $4.8 million, or 108.0% of commissary sales to franchisees, for Panera Bread on a stand alone basis for the comparable period in 1999. The higher commissary sales for the twelve and forty weeks ended September 30, 2000 compared to the same periods in 1999 is primarily due to the 71 company and franchised bakery-cafes added since the third quarter of 1999 and the higher average unit volumes. The lower percentage cost of sales in 2000 compared to 1999 is primarily due to the increased number of bakery-cafes leveraged over only 1 additional commissary, which provides increased efficiencies.

    Labor expense was $8.7 million or 28.9% of restaurant sales in the third quarter of 2000 compared to $6.5 million or 27.7% in the third quarter of 1999. For the forty week period ended September 30, 2000 labor expense was $26.7 million or 29.3% of restaurant sales versus $20.4 million or 28.6% of restaurant sales for Panera Bread on a stand-alone basis for the same period in 1999. The increase in labor cost percentage was primarily due to an increase in the average hourly wage paid by the Company as a result of the highly competitive labor market, an increase in management staffing, and increased management bonuses due to better operating performance.

    Occupancy costs were $2.2 million or 7.2% of restaurant sales in the third quarter of 2000 compared to $1.7 million or 7.1% of restaurant sales in the third quarter of 1999. For the forty weeks ended September 30, 2000, occupancy costs were $6.7 million or 7.3% of restaurant sales versus $13.7 million or 10.5% of restaurant sales for the same period in 1999. The decrease in dollars and as a percentage of restaurant sales was due to the sale of the Au Bon Pain Division, which had historically run higher occupancy costs due to their locations in downtown areas of larger cities. For the forty weeks ended
October 2, 1999, Panera Bread's occupancy costs were $5.4 million or 7.5% of restaurant sales on a stand alone basis. The decrease in the Company's occupancy costs as a percentage of restaurant sales on a stand-alone basis was primarily due to the fact that occupancy costs are largely fixed and sales volumes have increased in 2000 as compared to 1999.

    Other restaurant operating expenses were $4.2 million or 13.8% of restaurant sales in the third quarter of 2000 compared to $2.9 million or 12.3% of restaurant sales in the third quarter of 1999. For the forty week period ending September 30, 2000, other restaurant operating expenses were $12.0 million or 13.2% of restaurant sales compared to $9.0 million or 12.6% of restaurant sales for the same period in 1999 on a stand alone basis. The increased percentage for the twelve and forty week periods ending September 30, 2000 was primarily due to $.6 million of incremental advertising expenses recorded in connection with the television advertising in the Chicago market.

    Depreciation and amortization was $2.0 million, or 5.4% of total revenue in the third quarter of 2000 compared to $1.5 million or 5.5% of total revenue in the third quarter of 1999. For the forty weeks ended September 30, 2000, depreciation and amortization increased as a percentage of total revenue to 5.6% versus 3.3% of total revenue for the comparable period in 1999. The increase was due to the fact that the forty weeks ended October 2, 1999 included revenues from the Au Bon Pain Division while excluding any depreciation expenses for the Au Bon Pain Division which was classified as an asset held for sale. On a stand alone basis Panera Bread's depreciation and amortization expense was $4.7 million or 5.8% of total revenue for the forty weeks ended October 2, 1999.

    General and administrative expenses were $3.8 million, or 10.5% of total revenue, and $11.2 million, or 10.3% of total revenue, for the twelve and forty weeks ended September 30, 2000, respectively. This compares to $3.1 million or 11.8% for the twelve weeks ended October 2, 1999 and $9.0 million or 11.3% for the forty weeks ended October 2, 1999 for Panera Bread on a stand-alone basis. The decrease as a percentage of total revenue between years is primarily due to the fact that in 1999, the Company was paying Au Bon Pain for transitional services at the same time that it was building its accounting and information technology infrastructure. Therefore, there were a number of duplicative costs in 1999.

    Operating profit for the third quarter of 2000 increased to $2.5 million from $1.2 million in the third quarter of 1999. For the forty weeks ended September 30, 2000, operating income increased to $7.4 million from $1.1 million in 1999. Operating income rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees. Operating income for the forty weeks ended October 2, 1999, was favorably impacted by $4.7 million in reduced depreciation and amortization expenses associated with the Au Bon Pain Division assets held for sale after August 12, 1998. Operating profit for the forty weeks ended October 2, 1999 was negatively affected by the $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division.

    Interest expense was $.03 million or .1% of total revenue in the third quarter of 2000 versus $.1 million or .6% of total revenue in the third quarter of 1999. For the forty week period ended September 30, 2000, interest expense was $.2 million or .1% of total revenue versus $2.7 million or 1.9% of total revenue for the same period in 1999. The decrease in interest expense is primarily due to repayment of the Company's outstanding debt with the proceeds from the sale of the Au Bon Pain Division.

    Other income and expense was $.3 million of income for the quarter ended September 30, 2000, compared with $.06 million of expense for the comparable period in 1999. For the forty weeks ended September 30, 2000, other income and expense was $.3 million of income versus $.5 million of expense for the same period in 1999. The increase in other income in the third quarter was due to a number of factors including increased interest income.

    Included in the results for the forty weeks ended September 30, 2000 was a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of Au Bon Pain Division.

INCOME TAXES

    The provision for income taxes increased to $1.1 million for the third quarter of 2000 versus $.3 million in the third quarter of 1999. For the forty week period ended September 30, 2000, the provision for income taxes increased to $3.3 million from $1.2 million for the same period in 1999. The tax provision for the third quarter and the forty weeks ended September 30, 2000, reflects a combined federal, state, and local effective tax rate of 39%. The tax provision in 1999 was affected by the $5.5 million non-recurring charge.

NET INCOME

    Net income for the third quarter of 2000 was $1.6 million or $.12 per diluted share compared to net income of $.7 million or $.05 per diluted share for the third quarter of 1999. For the forty weeks ended September 30, 2000, net income was $5.1 million or $.40 per diluted share versus a net loss of $3.6 million or $.30 per diluted share for the same period in 1999. The increase in net income in 2000 was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes and the absence of any charges related to the sale of the Au Bon Pain Division in 1999. Net income for the forty weeks ended October 2, 1999, was negatively impacted by a $.4 million extraordinary loss, net of tax, that was taken due to the early extinguishment of debt and a $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division. During the forty weeks ended September 30, 2000, the Company recorded a $.9 million gain related to the sale of the Au Bon Pain Division. Excluding this one time gain, Panera Bread's net income on a stand alone basis for the forty weeks ended September 30, 2000 was $4.5 million or $.35 per diluted share versus $1.5 million or $.12 cents per diluted share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $3.9 million at September 30, 2000 compared with $1.9 million at December 25, 1999. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and working capital. For the forty weeks ended September 30, 2000, the Company has met its requirements for capital with cash from operations and proceeds from the exercise of stock options.

    Funds provided by operating activities for the forty weeks ended
September 30, 2000, were $11.6 million compared to $3.6 million for the same period in 1999. Funds provided by operating activities increased primarily as a result of an increase in net income.

    Total capital expenditures for the forty weeks ended September 30, 2000, were $13.4 million and were primarily related to the opening of eight new company-owned bakery-cafes and to maintaining or remodeling existing bakery-cafes. The expenditures were mainly funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $11.7 million for the forty weeks ended October 2, 1999, which included $2.1 million in capital expenditures for the divested Au Bon Pain Division.

    As of September 30, 2000, the Company had a $10.0 million unsecured revolving line of credit bearing interest at either the LIBOR rate plus 2.25% or the commercial bank's prime rate plus .75%, at the Company's option. As of September 30, 2000, the Company had $9.4 million available to it under the line of credit with $0.6 million being utilized by outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowing as of September 30, 2000.

    During 2000, the Company currently anticipates spending a total of approximately $16 to $17 million, principally for the opening of approximately 10 new bakery-cafes, the opening of one additional commissary, and for maintaining and remodeling approximately 10 existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its line of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at September 30, 2000. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. Panera Bread has no foreign operations and accordingly, no foreign exchange rate fluctuation risk. The Au Bon Pain Division did have foreign operations; however, these were sold with the Au Bon Pain Division on May 16, 1999.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) (1) SECURITIES SOLD. On September 27, 2000, the Company issued 11,776 shares of its Class A Common Stock (the "Warrant Shares") in connection with the exercise of a warrant on June 16, 2000.

(2) UNDERWRITERS AND OTHER PURCHASERS. No underwriters were involved in the transaction. The Company issued the Warrant Shares to Capital Trust Investments, Ltd.

(3) CONSIDERATION. The Warrant Shares were issued to Capital Trust Investments, Ltd. in connection with a cashless exercise of a Stock Purchase Warrant granted to Capital Trust Investments, Ltd. on July 24, 1996.

(4) EXEMPTION FROM REGISTRATION CLAIMED. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

(5)  TERMS OF CONVERSION OR EXERCISE.  Not applicable.

(6)  USE OF PROCEEDS.  Not applicable.

(d) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on July 25, 2000, to consider and vote upon the following matters:

    1. To elect two (2) members of the Board of Directors, each for a three year term ending at the Company's 2003 Annual Meeting (the "Directors Proposal"); and

    2. To ratify the action of the Board of Directors reappointing PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 30, 2000 (the "Auditors Proposal");

With respect to the Directors Proposal:

    The following votes were cast in favor of, and were withheld from, the respective nominations of Domenic Colasacco and Robert T. Giamo, the two director nominees:

NAME                                                  FOR      WITHHELD AUTHORITY
----                                               ---------   ------------------
Class A:
Domenic Colasacco................................  9,130,233         55,409
Robert T. Giaimo.................................  9,128,658         56,984

Class B:
Domenic Colasacco................................     92,754          1,155
Robert T. Giaimo.................................     92,754          1,155

    Accordingly, Mr. Colasacco and Mr. Giaimo were elected as members of the Board of Directors, each to serve a three year term expiring at the Company's 2003 Annual Meeting and until his successor has been duly elected and qualified.

With respect to the Auditors Proposal:

    The following votes were cast in favor of, were cast against and were withheld from, the ratification of the reappointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 30, 2000:

                                               FOR      AGAINST    WITHHELD AUTHORITY
                                            ---------   --------   ------------------
Class A...................................  9,171,931    8,537            5,174
Class B...................................     92,754    1,155               --

    Accordingly, the Auditors Proposal was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
 27.1     Financial Data Schedule.

    (b) Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the twelve weeks ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PANERA BREAD COMPANY
                                                       (Registrant)

Dated:  November 14, 2000                              By:
                                                            ----------------------------------------
                                                                        Ronald M. Shaich
                                                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated:  November 14, 2000                              By:
                                                            ----------------------------------------
                                                                       William W. Moreton
                                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        27.1            Financial Data Schedule.