Form 10-K405
period 2000-12-30
PANERA BREAD CO
filed 2001-03-28
CIK 724606

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19253
                            ------------------------
                              PANERA BREAD COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-2723701
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

           6710 CLAYTON RD.,                                  63117
         RICHMOND HEIGHTS, MO                               (Zip code)
    (Address of principal executive
               offices)

                                 (314) 633-7100
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A COMMON STOCK, $.0001 PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's voting Class A and Class B Common Stock held by non-affiliates as of March 13, 2001 was approximately $341,438,390. There is no public trading market for the registrant's Class B Common Stock.

    Number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 2001: Class A Common Stock, $.0001 par value: 12,210,783 shares, Class B Common Stock, $.0001 par value: 1,480,982 shares.

    The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2000. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Panera Bread Company (the "Company") previously filed reports under the name Au Bon Pain Co., Inc. The name change occurred as a result of the sale of the Au Bon Pain Division to private investors effective May 16, 1999. The Company now consists of the Panera Bread/Saint Louis Bread Co. concept, with the Company doing business as Saint Louis Bread Co. in the Saint Louis area, and as Panera Bread outside of that area. As of December 30, 2000, the Company had 90 Company-operated bakery-cafes (including 2 specialty bakery-cafes), and 172 franchise-operated bakery-cafes (including 2 specialty bakery-cafes). As of December 25, 1999, the Company had 81 Company-operated bakery-cafes (including 2 specialty bakery-cafes) and 102 franchise-operated bakery-cafes (including 2 specialty bakery-cafes). The Company specializes in high quality food for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

    The Company's bakery-cafes are principally located in suburban, strip mall and regional mall locations. Its business is currently operating in Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, and Wisconsin (see "Properties"). The Company's revenues were approximately $151.4 million and system-wide sales for Panera Bread, which include sales by franchisees, were approximately
$350.8 million for the fiscal year ended December 30, 2000 compared to system-wide sales, for Panera Bread on a stand-alone basis, of $202.1 for fiscal year ended December 25, 1999.

    The Company sold the Au Bon Pain Division to ABP Corporation for
$73 million in cash before contractual purchase price adjustments of $1 million. The sale was effective May 16, 1999. Results of operations for the fifty-two week period ending December 25, 1999, includes the results of the divested Au Bon Pain Division for the period December 27, 1998 through May 16, 1999. The Au Bon Pain Division had $51.5 million of revenue and $3.2 million of operating earnings through May 16, 1999. For the fifty-two week period ended December 25, 1999, the Company recorded a pre-tax loss of $5.5 million related to the transaction, and a $0.6 million pre-tax ($0.4 million after tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale. For the quarter ended July 8, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. Additionally, during the fourth quarter ended December 30, 2000, the Company recorded a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit which occurred in May 1999. Of that amount $.4 million, before taxes, represents a loss on the sale of the Au Bon Pain Business Unit and $.5 million represents a receivable from Au Bon Pain which has been fully reserved.

CONCEPT AND STRATEGY

    The Company's concept focuses on the emerging "Specialty Bread/Bakery-Cafe" category. Its artisan sourdough breads, which are breads made with a craftsman's attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept's menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for an efficient but more esthetically pleasing experience than that offered by traditional fast food. The concept's goal is to make

Panera Bread a nationally recognized brand name, and in doing so, the Company hopes to reap the economic benefits that a strong brand name offers. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in four sub-businesses: breakfast, lunch, day-time "chill out" (the time between breakfast and lunch and between lunch and dinner when customers visit our bakery-cafes to take a break from their daily activities), and take home bread. Average annualized unit volume per Company-Operated bakery-cafe for the full fiscal year ended December 30, 2000, was approximately $1,471,000 (excluding the two specialty cafes) for the Panera Bread/Saint Louis Bread Co. concept compared to average annualized unit volume per cafe of approximately $1,330,000 the fiscal year ended December 25, 1999.

    The distinctive nature of the Company's menu offerings (centered around the fresh sourdough products), the quality of its restaurant operations, the Company's signature cafe design and the prime locations of its cafes are integral to the Company's success. The Company believes that its concept has significant growth potential in the suburban markets which it hopes to realize through both Company and franchise efforts. Franchising is a key component of the Company's success. At year end, there were 172 franchised bakery-cafes opened and signed commitments to open an additional 561 bakery-cafes. As of December 25, 1999 there were 102 franchised bakery-cafes opened and signed commitments to open an additional 543 bakery-cafes. The average annualized unit volume per franchised bakery-cafe for the fiscal year ended December 30, 2000, was approximately $1,710,000 compared to approximately $1,568,000 for those cafes for the fiscal year ended December 25, 1999 excluding the two specialty franchised bakery-cafes.

    On a system-wide basis, average annualized unit volumes increased 12% for the year to approximately $1,617,000 compared to $1,444,000 for the year ended December 25, 1999 (excluding the four specialty bakery-cafes).

MENU

    The menu is designed to provide the Company's target customers with products which build on the strength of the Company's bakery expertise and to meet customers' new and ever-changing taste profiles. The key menu groups are fresh baked goods, made-to-order sandwiches, soups, and cafe beverages. Included within these menu groups are: a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; hearty, unique soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. The Company's concept emphasizes the sophisticated specialty and sourdough breads which supports a significant take-home business.

    The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest amongst its target customer groups, the "bread loving trend-setters" and the "bread loving traditionalists". Both of these target customer groups seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the "Trend-Setters". New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company's bakery-cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are then introduced in the Company's bakery-cafes, and finally to the franchise bakery-cafes.

MARKETING

    The Company believes it competes on the basis of providing an entire experience rather than price. Pricing is structured so customers perceive good value, with high quality food at reasonable prices to encourage frequent visits. The Company measures its average check per transaction. The total average check per transaction at the Company-owned bakery-cafes for 2000 was $5.80. Breakfast average check per transaction was $4.03, and lunch average check per transaction was $6.89. The

Company attempts to increase its per location sales through menu development, promotions, and by sponsorship of local community charitable events. The Company may utilize external media when deemed appropriate and cost effective in specific markets.

SITE SELECTION

    During 2000, the Company increased the number of Company-operated bakery-cafes by 9, opening 11 and closing 2 bakery-cafes for a total at December 30, 2000 of 90 locations. The two closed bakery-cafes were part of a real estate repositioning strategy. They were smaller, original Saint Louis Bread cafes and were replaced by a new prototype bakery-cafe located centrally between them. The franchise-operated locations increased by 70 to 172 locations at December 30, 2000.

    The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining demographic information within that area and information on quick service breakfast and lunch competitors. Management evaluates the Company's ability to establish a dominant presence within that area in order to create entry barriers to other competitors. Based on this information the Company determines projected sales and return on investment.

    The Company uses sophisticated fixtures and materials in the bakery-cafe design for its concept. The design visually reinforces the distinctive difference between the Company's bakery-cafes and other quick service restaurants serving breakfast and lunch. Many of the Company's cafes also feature outdoor cafe seating. The average construction, equipment, furniture/fixture, and signage cost for the 11 bakery-cafes opened in 2000 was approximately $.7 million after landlord allowances.

    The average bakery-cafe size ranges between 3,500 and 4,500 square feet. Currently all Company-owned bakery-cafes are in leased premises. Lease terms are typically ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.

FRESH DOUGH PRODUCTION

    The Company's bakery-cafes use fresh dough for their sourdough breads and bagels. Fresh dough is supplied daily by the Company's commissary system for both Company-owned and franchise-operated bakery-cafes. The Company operated 11 regional commissaries as of December 30, 2000, and 10 as of December 25, 1999.

    The remaining baked goods are prepared with frozen dough. During 1996, the Company completed construction of a state of the art frozen dough production facility in Mexico, Missouri to supply frozen dough. On March 23, 1998, the Company sold the Mexico production facility and its wholesale frozen dough business to Bunge Food Corporation ("Bunge") for approximately $13 million in cash. Concurrent with the sale, the Company entered into a five-year supply agreement with Bunge for the supply of substantially all of its frozen dough needs. The agreement automatically renews on an annual basis unless either party provides written cancellation notice to the other. Pricing is based on Bunge's cost plus a specified mark-up calculated on each individual product that is purchased. The agreement contains minimum volume commitments, and provides for financial penalties if either party cancels the agreement before the initial term is complete.

    The sale of the frozen dough production facility provides economies of scale in plant production which are reflected in the economics of the five-year agreement and allows the Company to take advantage of Bunge's significant purchasing power. The five-year supply agreement allows the bakery-cafes to continue to offer the same high quality fresh baked goods, because the frozen dough products purchased from Bunge are made on the same equipment, by the same management team, using the same proprietary processes and specifications as prior to the sale.

COMPETITION

    The Company experiences competition from numerous sources in its trade areas. The Company's bakery-cafes compete based on customers needs for breakfast, lunch, daytime "chill-out" (the time between breakfast and lunch as well as the time between lunch and dinner) and take home bread sales. The competitive factors are price, service, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company's competitors may have capital resources exceeding those available to the Company.

MANAGEMENT INFORMATION SYSTEMS

    Each Company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company's corporate office.

    The Company's in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers' administrative time. The system supplies sales, bank deposit, and variance data to the Company's accounting department in St. Louis on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key measures, as well as detailed profit and loss statements for each bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The commissaries have computerized systems which allow the commissaries to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafe.

    The Company has network/integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as store operating performance database systems.

DISTRIBUTION

    The Company currently utilizes independent distributors to distribute frozen dough products and other materials to Company-operated bakery-cafes. By contracting with independent distributors, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. The distributor picks up frozen dough products throughout the week from the plants and delivers them to the cafes. Virtually all other supplies for retail operations, including paper goods, coffee, and smallwares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.

    Franchised bakery-cafes operate under individual contracts with either the Company's distributor or other regional distributors.

FRANCHISE OPERATIONS

    The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees. The franchise agreement typically requires the payment of an up-front franchise fee of $35,000 and continuing royalties of 5% on sales from each bakery-cafe. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company's commissary system supplies fresh dough products to substantially all franchise-operated bakery-cafes.

    The Company has entered into 39 separate franchise area development agreements for a total of 733 bakery-cafes of which 172 have been opened as of December 30, 2000. The Company's strategy is to execute growth in a controlled and disciplined manner. Under the terms of the franchise development agreements, a schedule is determined with respect to a specified number of franchise openings as to which the developer pays a non-refundable fee. In the event that the schedule is not adhered to, the developer will lose development exclusivity in the territory. At the present time, the Company does not have any international franchise development agreements in place having decided to focus on domestic opportunities for expansion.

EMPLOYEES

    As of December 30, 2000, the Company has 2,202 full-time employees (defined as associates who average 25 hours or more per week), of whom 175 are employed in general or administrative functions principally at or from the Company's executive offices in St. Louis, Missouri; 273 are employed in the Company's commissary operations; and 1,754 are employed in the Company's bakery-cafe operations and as bakers and associates at the bakery-cafes. The Company also has 1,689 part-time hourly employees at the bakery-cafes. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.

TRADEMARKS

    The "Panera Bread" and "Saint Louis Bread Company" names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.

GOVERNMENT REGULATION

    Each Company-operated and franchised bakery-cafe is subject to regulation by federal agencies and to licensing and regulation by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, alcoholic beverage control and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of restaurants as well as fines and possible closure relating to existing restaurants.

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

    The Company and its commissaries are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or the competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

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

ITEM 2. PROPERTIES

    All Company-operated bakery-cafes are located in leased premises with lease terms typically for ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses, and real estate taxes and a contingent percentage rent based on sales above a stipulated sales level. The average bakery-cafe ranges from 3,500 to 4,500 square feet in size.

    Information with respect to the Company-operated leased commissaries as of December 30, 2000 is set forth below:

FACILITY                                                      SQUARE FOOTAGE
--------                                                      --------------
St. Louis, MO Commissary....................................      12,100
Dallas, TX Commissary.......................................       1,000
Denver, CO Commissary.......................................       5,000
Washington, DC Commissary...................................       8,900
Atlanta, GA Commissary......................................      10,000
Detroit, MI Commissary......................................       5,200
Minneapolis, MN Commissary..................................       4,800
Cincinnati, OH Commissary...................................       8,500
Warren, OH Commissary.......................................      11,000
Chicago, IL Commissary......................................      20,600
Orlando, FL Commissary......................................       5,900

    In 2000, the Company leased short-term office space in Norwood, MA, to house portions of its Development and Commissary functions. The annual rent is approximately $27,200 and the lease has a one-year renewal option.

    The Company is in the process of consolidating its office space in St. Louis, MO. Office space of approximately 10,300 square feet in Webster Groves, MO leased for approximately $150,000 annually through August 31, 2002, and additional office space leased in St. Louis, MO for approximately $46,000 annually through November, 2001, are being relinquished in favor of a new office space that will house all corporate functions.

    New corporate office space was leased on October 31, 2000 in Richmond Heights, MO. The office space consists of approximately 34,000 square feet, and the annual rent is approximately $600,000. The lease expires October 31, 2010.

                PANERA BREAD/SAINT LOUIS BREAD CO. BAKERY-CAFES

                                                   COMPANY-OPERATED   FRANCHISE-OPERATED      TOTAL
STATE                                                BAKERY-CAFES        BAKERY-CAFES      BAKERY-CAFES
-----                                              ----------------   ------------------   ------------
Arkansas.........................................          0                    1                1
Colorado.........................................          0                    3                3
Florida..........................................          0                   11               11
Georgia..........................................          8                    1                9
Iowa.............................................          0                    6                6
Illinois.........................................         25                   15               40
Indiana..........................................          0                    5                5
Kansas...........................................          0                    9                9
Kentucky.........................................          0                    4                4
Massachusetts....................................          2                    1                3
Maryland.........................................          0                    5                5
Maine............................................          0                    1                1
Michigan.........................................         15                    2               17
Minnesota........................................          0                   10               10
Missouri.........................................         35                   13               48
North Carolina...................................          0                    4                4
Nebraska.........................................          0                    4                4
New Hampshire....................................          0                    3                3
New Jersey.......................................          0                    5                5
Ohio.............................................          0                   36               36
Oklahoma.........................................          0                    8                8
Pennsylvania.....................................          0                    8                8
Rhode Island.....................................          0                    1                1
South Carolina...................................          1                    0                1
Tennessee........................................          0                    6                6
Texas............................................          0                    4                4
Virginia.........................................          4                    0                4
Wisconsin........................................          0                    6                6
  TOTALS.........................................         90                  172              262

    The following table sets forth the number of Company-operated and franchise-operated Panera Bread and Saint Louis Bread Co. bakery-cafes (including specialty cafes) which were open as of the dates indicated:

                                                      DEC. 30,   DEC. 25,   DEC. 26,   DEC. 27,   DEC. 28,
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
Company-operated....................................     90         81         70         60         53
Franchise-operated..................................    172        102         45         19         11
Total...............................................    262        183        115         79         64

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not subject to any material litigation, but is subject to claims and legal action in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

    (a) Market Information.

    The Company's Class A Common Stock is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PNRA". There is no established public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated.

1999                                                            HIGH          LOW
----                                                          --------      --------
First Quarter...............................................      7 1/8         5
Second Quarter..............................................      9             5
Third Quarter...............................................      7 5/8         6 3/16
Fourth Quarter..............................................      8 1/2         6 1/2

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................       9 1/8      6 1/8
Second Quarter..............................................      10 5/8      7
Third Quarter...............................................      21 3/8      9 7/8
Fourth Quarter..............................................      25 7/16     15 1/4

    On March 13, 2001, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $24 15/16.

    (b) Holders.

    On March 13, 2001, the Company had 1,330 holders of record of its Class A Common Stock and 70 holders of its Class B Common Stock.

    (c) Dividends.

    The Company has never paid cash dividends on its capital stock and has no intention of paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                         FOR THE FISCAL YEARS ENDED
                                            ----------------------------------------------------
                                            DEC. 30,   DEC. 25,   DEC. 26,   DEC. 27,   DEC. 28,
                                            2000(1)    1999(3)      1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Restaurant sales........................  $125,486   $156,738   $237,102   $233,212   $225,625
  Franchise sales and other revenues......    12,059      7,384      6,161      5,974      3,556
  Commissary sales to franchisees.........    13,844      7,237      6,397     11,704      7,753
                                            --------   --------   --------   --------   --------
                                             151,389    171,359    249,660    250,890    236,934
                                            --------   --------   --------   --------   --------
Costs and expenses:
  Cost of food and paper products.........    41,084     52,445     81,140     82,578     77,330
  Restaurant operating expenses...........    61,972     79,677    123,060    119,537    115,364
  Commissary cost of sales................    12,261      6,490      6,100      7,807      8,301
  Depreciation and amortization...........     8,412      6,379     12,667     16,862     16,195
  General and administrative..............    16,381     17,104     18,769     16,417     14,979
  Non-recurring charges...................       494      5,545     26,236         --      4,435
                                            --------   --------   --------   --------   --------
                                             140,604    167,640    267,972    243,201    236,604
                                            --------   --------   --------   --------   --------
Operating profit (loss)...................    10,785      3,719    (18,312)     7,689        330
Interest expenses, net....................       164      2,745      6,396      7,204      5,140
Other (income) expense, net...............      (409)       735      1,445        212      2,513
Minority interest/(income)................        --        (25)      (127)       (42)       (40)
                                            --------   --------   --------   --------   --------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  items...................................    11,030        264    (26,026)       315     (7,283)
Provision (benefit) for income taxes......     4,177        511     (5,532)    (1,492)    (2,918)
                                            --------   --------   --------   --------   --------
Income (loss) before extraordinary
  items...................................     6,853       (247)   (20,494)     1,807     (4,365)
Extraordinary loss on the early
  extinguishment of debt, net of tax of
  $197....................................        --        382         --         --         --
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $  6,853   $   (629)  $(20,494)  $  1,807   $ (4,365)
                                            ========   ========   ========   ========   ========
Per common share:
  Basic:
  Income (loss) before extraordinary
    item..................................  $    .55   $   (.02)  $  (1.72)  $    .15   $   (.37)
  Extraordinary loss on the early
    extinguishment of debt................  $     --   $   (.03)  $     --   $     --   $     --
  Net income (loss).......................  $    .55   $   (.05)  $  (1.72)  $    .15   $   (.37)
  Diluted:
  Income (loss) before extraordinary
    item..................................  $    .52   $   (.02)  $  (1.72)  $    .15   $   (.37)
  Extraordinary loss on the early
    extinguishment of debt................  $     --   $   (.03)  $     --   $     --   $     --
  Net income (loss).......................  $    .52   $   (.05)  $  (1.72)  $    .15   $   (.37)
Weighted average shares of common stock outstanding:
  Basic...................................    12,557     12,137     11,943     11,766     11,705
  Diluted.................................    13,134     12,137     11,943     11,913     11,705
Comparable restaurant sales percentage
  increase for Company-operated
  bakery-cafes............................       8.1%       3.3%(2)      2.1%      3.6%      0.7%

------------------------

(1) Fiscal year 2000 consists of 53 weeks. Fiscal years 1999, 1998, 1997 and 1996 were comprised of 52 weeks.

(2) 1999 comparable restaurant sales consist of Panera Bread Company bakery-cafes only.

(3) Includes the results of the Au Bon Pain Division until it was sold on May 16, 1999.

                                                                      AS OF
                                            ---------------------------------------------------------
                                            DEC. 30,    DEC. 25,    DEC. 26,    DEC. 27,    DEC. 28,
                                              2000        1999        1998        1997        1996
                                            ---------   ---------   ---------   ---------   ---------
                                            (IN THOUSANDS, EXCEPT COMPANY-OPERATED BAKERY-CAFES OPEN)
Consolidated Balance Sheet Data:
Working capital (deficit).................  $  3,396    $ (3,215)   $ (8,239)   $    (58)   $ (1,748)
Total assets..............................   111,689      91,029     153,618     186,516     196,428
Long-term debt, less current maturities...        --          --      34,089      42,527      49,736
Convertible subordinated notes............        --          --      30,000      30,000      30,000
Stockholders' equity......................    91,588      73,246      73,327      92,274      90,056
Company-operated bakery-cafes open........        90        81(4)        219         217         229

------------------------

(4) Consists of Panera Bread Company-owned stores only at the end of 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

                                                                      FOR THE FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                                2000(3)          1999           1998
                                                              ------------   ------------   ------------
Revenues:
  Restaurant sales..........................................       82.9%          91.5%          95.0%
  Franchise and other revenues..............................        8.0            4.3            2.5
  Commissary sales to franchisees...........................        9.1            4.2            2.5
                                                                  -----          -----          -----
      Total Revenues........................................      100.0%         100.0%         100.0%
                                                                  -----          -----          -----
Cost and Expenses:
  Restaurant cost of sales(1)
    Cost of food and paper products.........................       32.7%          33.4%          34.2%
    Labor...................................................       29.2           29.0           28.4
    Occupancy...............................................        7.4            9.9           11.8
    Other...................................................       12.8           12.0           11.7
                                                                  -----          -----          -----
      Total Restaurant Cost of Sales........................       82.1%          84.3%          86.1%
                                                                  -----          -----          -----
Commissary cost of sales(2).................................       88.6%          89.7%          95.4%
Depreciation and amortization...............................        5.6            3.7            5.1
General and administrative..................................       10.8           10.0            7.5
Non-recurring charges.......................................         .3            3.2           10.5
                                                                  -----          -----          -----
Operating profit (loss).....................................        7.1            2.2           (7.3)
Interest expenses, net......................................         .1            1.6            2.6
Other (income) expense, net.................................        (.3)           0.4            0.3
Loss on sale of assets......................................         --             --            0.3
Minority interest...........................................         --             --           (0.1)
Income (loss) before income taxes and extraordinary item....        7.3            0.2          (10.4)
Income tax provision (benefit)..............................        2.8            0.3           (2.2)
Income (loss) before extraordinary item.....................        4.5           (0.1)          (8.2)
Extraordinary loss from early extinguishment of debt, net of
  tax.......................................................         --            0.2             --
                                                                  -----          -----          -----
Net income (loss)...........................................        4.5%          (0.4)%         (8.2)%
                                                                  =====          =====          =====

------------------------

(1) As a percentage of Company restaurant sales.

(2) As a percentage of commissary sales to franchisees.

(3) Fiscal year 2000 is comprised of 53 weeks. Fiscal years 1999 and 1998 are comprised of 52 weeks.

INTRODUCTION

    Panera Bread Company may be referred to as the "Company", "Panera Bread" or in the first person notation of "we", "us", and "ours" in the following discussion. On December 22, 1993, the Saint Louis Bread Company was acquired by Au Bon Pain, Co., Inc. At the time of the acquisition, the Saint Louis Bread Company had 19 company-operated bakery-cafes and one franchised unit. The Saint Louis Bread Company continued to grow while owned by Au Bon Pain, expanding the concept into other markets through the opening of 51 Company owned bakery-cafes and 44 franchise-operated bakery-cafes. In August, 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation (the "Buyer"). The transaction was consummated on May 16, 1999 and is detailed more completely later in this document. The Company now consists of the Panera Bread/Saint Louis Bread Company bakery-cafes and its related franchise operations. At the end of fiscal year 2000, there were 90 company-owned (including two specialty bakery-cafes) and 172 franchised bakery-cafes (including two specialty bakery-cafes) operating in 28 states.

    The Company intends to continue to expand the number of company-owned and franchised bakery-cafes. Our expansion strategy is to develop markets that complement our existing commissary operations enabling us to take advantage of operational and distribution efficiencies. In addition, we plan to continue expansion into new markets where an adequate return on capital can be obtained.

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

    The Company's revenues are derived from restaurant sales, commissary sales to franchisees and franchise and other revenues. Commissary sales to franchisees are the sales of fresh dough products to our franchisees. Franchise and other revenues include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to restaurant sales. The cost of commissary sales relates to the sale of dough products to our franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company's fiscal year is comprised of 53 weeks.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

RESULTS OF OPERATIONS

    Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the fifty-three weeks ended December 30, 2000, results of operations include only the results of the Panera Bread/Saint Louis bread Co. business unit. Results of operations for the fifty-two weeks ended December 25, 1999 also include the results of the divested Au Bon Pain Division through the date of the divestiture. For the fifty-two weeks ended December 25, 1999, the Company recorded a $5.5 million pre-tax loss related to the sale and a $.4 million extraordinary loss net of tax related to the early extinguishments of debt.

    In the second quarter of 2000, the Company recorded a one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Business Unit and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. In the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of $.5 million related to the closing of four bakery-cafes. This charge included approximately $.3 million for the write-down of impaired assets for two bakery-cafes that were closed in the first quarter of 2001 and $.2 million related to the closing of two bakery-cafes in the fourth quarter of 2000.

REVENUES

    Total revenues for the fifty-three weeks ended December 30, 2000 declined 11.7% to $151.4 million compared to $171.4 million for the fifty-two weeks ended December 25, 1999. The decrease was primarily due to the inclusion of the Au Bon Pain Division's results through May 16, 1999. For Panera Bread on a stand-alone basis, total revenues increased 37.5% from $110.1 million in 1999. Several factors (as set forth below) contributed to the growth in total revenues including the opening of new bakery-cafes and increases in comparable restaurant sales and annualized sales volume as well as the extra week in the fifty-three week fiscal year.

    Restaurant revenue for fiscal year 2000 for the Company declined 19.9% to $125.5 million from $156.7 million for fiscal year 1999. Restaurant revenue for Panera Bread on a stand-alone basis for fiscal year 2000 increased 28.9% to $125.5 million from $97.4 million for fiscal year 1999. The increase in restaurant revenue on a stand-alone basis is primarily due to the opening of 11 new company-owned bakery-cafes since the end of 1999 and a 8.1% increase in comparable store sales for the fiscal year ended December 30, 2000. System-wide average annualized unit volumes increased by 12.0% to $1.6 million for the fiscal year ended December 30, 2000. These average annualized unit volumes exclude the revenues of two company-owned and two franchise-operated specialty bakery-cafes.

    For Panera Bread on a stand-alone basis, increases in comparable net bakery-cafe sales for fiscal year 2000 were as follows:

                                               53 WEEKS ENDED      52 WEEKS ENDED
                                              DECEMBER 30, 2000   DECEMBER 25, 1999
                                              -----------------   -----------------
Company owned...............................         8.1%                3.3%
Franchise operated..........................        10.3%                2.0%
System-wide.................................         9.1%                2.9%

    The above comparable bakery-cafe sales exclude the revenues of the four specialty bakery-cafes as previously mentioned and are based on sales for bakery-cafes opened eighteen months or longer.

    Franchise sales and other revenues consist of franchise fees and royalties. The Company's franchise sales and other revenues rose 63.5% in fiscal 2000 to $12.1 million from $7.4 million in fiscal 1999. For fiscal year 2000, franchise sales and other revenues increased 89.1% to $12.1 million from $6.4 million for Panera Bread on a stand-alone basis in the same period in 1999. The growth was primarily driven by an increase in franchise royalties. The increase in royalty revenue can be attributed to the addition of 70 franchised bakery-cafes opened since 1999 and higher average sales volumes being achieved by franchisees in 2000. The average annualized franchise bakery-cafe sales volume for fiscal year 2000 was $1.7 million, which is a 9.0% increase over fiscal year 1999.

    Commissary sales to franchisees increased 91.7% to $13.8 million for fiscal year 2000 versus $7.2 million for fiscal year 1999. On a stand-alone basis, commissary sales to franchisees increased 119.0% from 1999 sales of $6.3 million. The increase was driven by the increased number of franchised units open and the higher average annualized unit sales volumes as discussed previously.

    A total of 81 Panera Bread bakery-cafes were opened during fiscal year 2000. Eleven of the locations were company-owned bakery-cafes and 70 were franchise-operated bakery-cafes. These openings brought the total number of bakery-cafes open as of December 30, 2000 to 262 comprised of 90 company-owned and 172 franchised bakery-cafes. As of December 30, 2000, there were commitments to develop an additional 561 franchised bakery-cafes.

COSTS AND EXPENSES

    The cost of food and paper products does include the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded. These costs are shown separately as Commissary Cost of Sales on the Consolidated Statements of Operations. The cost of food and paper products declined to 32.7% of restaurant sales for the fifty-three weeks ended December 30, 2000. This compares to 33.4% of restaurant sales for the fifty-two weeks ended
December 25, 1999. On a stand-alone basis, 32.7% of restaurant sales for the cost of food and paper products for fiscal year 2000 compares to 33.8% for fiscal year 1999. The improvement in 2000 is primarily due to higher sales volumes, which helps gain efficiencies in the commissaries and bakery-cafes and improves purchasing power with certain vendors. Additionally, the commodity markets were fairly stable in 2000.

    For fiscal year 2000, commissary cost of sales was $12.3 million or 88.6% of commissary sales to franchisees, compared to $6.5 million or 89.7% of commissary sales to franchisees for fiscal year 1999. For Panera Bread on a stand-alone basis, $12.3 million or 88.6% of commissary sales to franchisees in fiscal year 2000 compared to $6.6 million or 103.3% for the comparable period in 1999. The higher commissary cost of sales for the fifty-three weeks ended December 30, 2000 compared to the fifty-two weeks ended December 25, 1999, is primarily due to the 70 franchised bakery-cafes added since the end of fiscal 1999 and the higher average unit volumes. The lower percentage cost of sales in 2000 compared to 1999 is primarily due to the increased purchasing leverage at the commissaries.

    Labor expense was $36.6 million or 29.2% of restaurant sales for fiscal year 2000 compared to $45.4 million or 29.0% in fiscal year 1999. For Panera Bread on a stand-alone basis, $36.6 million or 29.2% of restaurant sales in fiscal year 2000 compared to $27.5 million or 28.3% for the comparable period in 1999. The increase in labor cost as a percentage of restaurant sales was primarily due to an increase in the average hourly wage paid by the Company as a result of the highly competitive labor market, an increase in management staffing, and increased management bonuses due to better operating performance.

    Occupancy costs were $9.3 million or 7.4% of restaurant sales for fiscal year 2000 compared to $15.6 million or 9.9% of restaurant sales for fiscal year 1999. The decrease in occupancy cost as a percentage of restaurant sales was due to the sale of the Au Bon Pain Division, which had historically incurred higher occupancy costs due to their locations in downtown areas of larger cities. For Panera Bread on a stand-alone basis, the Company incurred $9.3 million or 7.4% of restaurant sales in occupancy costs for fiscal year 2000 compared to $7.2 million or 7.4% of restaurant sales for fiscal year 1999.

    Other restaurant operating expenses were $16.1 million or 12.8% of restaurant sales for fiscal year 2000 compared to $18.7 million or 12.0% of restaurant sales for fiscal year 1999. For Panera Bread on a stand-alone basis, $16.1 million or 12.8% of restaurant sales for fiscal 2000 compares to $11.8 million or 12.1% of restaurant sales for fiscal 1999. The increased percentage for the fiscal year ending December 30, 2000 was primarily due to $1.0 million of incremental advertising expenses recorded in connection with the television advertising campaign initiated in the Chicago and St. Louis markets.

    Depreciation and amortization was $8.4 million, or 5.6% of total revenue in fiscal year 2000, compared to $6.4 million or 3.7% of total revenue in fiscal year 1999. The increase was due to the fact that fiscal year 1999 included revenues from the Au Bon Pain Division while depreciation expenses for the Au Bon Pain Division was suspended as the division was classified as an asset held for sale.

    General and administrative expenses were $16.4 million, or 10.8% of total revenue, and $17.1 million, or 10.0% of total revenue, for the fiscal years ended December 30, 2000 and December 25, 1999, respectively. For Panera Bread on a stand-alone basis, $16.4 million or 10.8% of total revenue for fiscal 2000 compares to $12.6 million or 11.4% of total revenue for fiscal 1999. The decrease on a stand-alone basis as a percentage of total revenue between years is primarily due to the fact that in fiscal year 1999, the Company was paying Au Bon Pain for transitional services at the same time that it was building its accounting and information technology infrastructure. Therefore, there were a number of duplicative costs incurred by the Company in fiscal year 1999.

NON-RECURRING CHARGE

    A non-recurring charge of $.5 million was recorded in the fiscal year ended December 30, 2000. This charge included three components. In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit, which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Business Unit and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. In the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of approximately $.5 million which includes approximately $.3 million for the write-down of impaired assets, related to the closing of two bakery-cafes to be closed in the first quarter of 2001. Additionally, this charge included approximately
$.2 million for the write-off of fixed assets related to two bakery-cafes that were closed in the fourth quarter of 2000.

    In fiscal year 1999, in conjunction with the sale of the Au Bon Pain Division, the Company recorded a non-cash, non-recurring, pre-tax charge of $5.5 million. This in conjunction with a charge of $24.2 million taken in the fourth quarter of 1998 reflected a write-down under Statement of Financial Standards No. 14, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of".

OPERATING PROFIT

    Operating profit for fiscal year 2000 increased to $10.8 million or 7.1% of total revenue from $3.7 million or 2.2% of total revenue, in fiscal year 1999. For Panera Bread on a stand-alone basis, operating profit was $10.8 million or 7.1% of total revenue for fiscal 2000 compared to $5.1 million or 4.7% of total revenue for fiscal 1999. Operating income in fiscal year 2000 rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees. Operating income for the Company for fiscal year 1999 was favorably impacted by $4.7 million in reduced depreciation and amortization expenses associated with the Au Bon Pain Division assets held for sale after August 12, 1998. Operating profit for fiscal year 1999 was negatively affected by the $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division.

INTEREST EXPENSE

    Interest expense was $.2 million or .1% of total revenue for fiscal year 2000 versus $2.7 million or 1.6% of total revenue for fiscal year 1999. The decrease in interest expense is primarily due to repayment of the Company's outstanding debt with the proceeds from the sale of the Au Bon Pain Division. For Panera Bread on a stand-alone basis, $.2 million or .1% of total revenues in fiscal 2000 compares to $.4 million or .4% of total revenue for fiscal year 1999.

OTHER (INCOME) EXPENSE

    Other income was $.4 million for the fiscal year 2000 compared with $.7 million of other expense for the comparable period in 1999. For Panera Bread on a stand-alone basis, the $.4 million of other income for fiscal 2000 compares to $.2 million of other expense for fiscal 1999. The difference between years was primarily due to increased interest income in fiscal year 2000.

INCOME TAXES

    The provision for income taxes increased to $4.2 million for fiscal year 2000 versus $.5 million in fiscal year 1999. The tax provision for the fiscal year ended December 30, 2000, reflects a combined federal, state, and local effective tax rate of 38%. The tax provision in 1999 of 194% was due to the impact of state income taxes, non-deductible meals and entertainment allowances as well as non-deductible goodwill on a significantly reduced pre-tax income.

    As of December 30, 2000 and December 25 1999, the Company has net operating losses of approximately $20.9 million and $24.8 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At
December 30, 2000 and December 25, 1999, the Company had Federal jobs tax credit carryforwards of approximately $1.2 million, which expire in the years 2014-2015 and charitable contribution carryforwards of approximately $4.8 million and $3.8 million, respectively, which expire in the years 2000-2003. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3.8 million and $3.7 million at December 30, 2000 and December 25, 1999 respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

NET INCOME

    Net income for fiscal year 2000 was $6.9 million or $.52 per diluted share compared to a net loss of $.6 million or $.05 per diluted share for fiscal year 1999. The increase in net income in 2000 was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes and the absence of significant net charges related to the sale of the Au Bon Pain Division in 1999. Net income for 1999 was negatively impacted by a $.4 million extraordinary loss, net of tax, that was taken due to the early extinguishments of debt and a $5.5 million pre-tax non-recurring charge related to the sale of the Au Bon Pain Division. During 2000, the Company recorded a $.9 million pre-tax gain related to post-transaction negotiations arising out of the sale of the Au Bon Pain Division. This gain was offset by a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit recorded in the fourth quarter of 2000. For Panera Bread on a stand-alone basis, net income was $4.3 million for fiscal year 1999, which included a tax benefit of $1.4 million recorded in the fourth quarter of 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

RESULTS OF OPERATIONS

    As noted earlier, in August 1998, the Board of Directors of Au Bon Pain entered into a Stock Purchase agreement whereby the Au Bon Pain Division was sold to ABP Corporation (the "Buyer"). On May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the fiscal year ended December 25, 1999, the Company recorded a pre-tax loss of $5.5 million related to the transaction and a $0.6 million pre-tax ($0.4 million net of tax) extraordinary loss related to the early extinguishments of debt from the proceeds of the sale. Results of operations in the third and fourth quarters of 1999 reflect the results of the Panera Bread Company as a stand-alone entity while results of operations for the fiscal year ended December 25, 1999, also include the results of the divested Au Bon Pain Division for the period December 27, 1998 through May 16, 1999.

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

    Franchise and other revenues rose to $7.4 million in 1999 from $6.2 million in 1998, a 19.4% increase. For Panera Bread on a stand-alone basis, franchise and other revenues rose to $6.4 million in 1999, from $3.5 million in 1998, an increase of 82.9%. This increase was primarily driven by a 170.6% rise in franchise royalties to $4.6 million in 1999 from $1.7 million in 1998. The increase in royalty activity can be attributed to the addition of 56 franchised bakery-cafes in 1999 and the higher sales volumes achieved in 1999. The average annualized sales volume for all franchised bakery-cafes in 1999 was $1.6 million compared to $1.3 million in 1998.

    During 1999, 4 franchise area development agreements were signed representing commitments for the development of 60 bakery-cafes. As of December 25, 1999, there were franchise commitments in place for the development of an additional 543 bakery-cafes. In 1999, the Company opened 68 new bakery-cafes including 12 company-owned and 56 franchised bakery-cafes representing a 59% increase in the number of bakery-cafes opened as of the end of fiscal year 1999 compared to prior year-end.

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

COSTS AND EXPENSES

    The cost of food and paper products was $52.4 million, or 33.4% of Company restaurant sales, in 1999 compared to $81.1 million, or 34.2% of Company restaurant sales, in 1998. For Panera Bread on a stand-alone basis, the cost of food and paper products was $32.9 million, or 33.8% of Company restaurant sales in 1999 compared to $27.7 million, or 35.8% of company restaurant sales in 1998. The cost of food and paper products does not include food costs that are associated with the commissary operations that sell fresh dough products to franchised bakery-cafes. The primary reason for the overall decline was that the Au Bon Pain units historically ran at a higher food cost percentage than the Panera Bread units. With the sale of the Au Bon Pain Division in May, 1999, the full year results were more heavily weighted to the Panera Bread units.

    The costs associated with the sale of fresh dough products to franchises are included in commissary cost of sales, and include the cost of sales, salaries, benefits, and other operating expenses, excluding depreciation associated with the sale of fresh dough products to our franchisees. In 1999, commissary cost of sales as a percentage of commissary sales to franchisees declined to 89.7% from 95.4% in 1998. For Panera Bread on a stand-alone basis, commissary cost of sales as a percentage of commissary sales to franchisees increased to 103.3% in 1999 from 91.8% in 1998. The overall decline is due to the commissaries becoming more efficient as they service more bakery-cafes. Only one new commissary was opened in 1999 while Panera Bread added 68 new bakery-cafes on a system-wide basis.

    The cost of labor as a percentage of restaurant revenues increased to 29.0% in 1999 from 28.4% in 1998. For Panera Bread on a stand-alone basis, the cost of labor as a percentage of restaurant revenues increased to 28.3% in 1999 from 27.7% in 1998. The overall increase in labor for the year is primarily due to an increase in the average hourly wage rate driven by low unemployment and a highly competitive labor market.

    The cost of occupancy as a percentage of restaurant revenue decreased to 9.9% in 1999 from 11.8% in 1998. For Panera Bread on a stand-alone basis, the cost of occupancy as a percentage of restaurant revenue remained consistent at 7.4% in 1999 and 7.4% in 1998. The overall decrease is due primarily to increased sales volumes at company-operated bakery-cafes and the sale of the Au Bon Pain Division, which had historically incurred higher occupancy costs due to their locations in the downtown areas of larger cities.

    Other restaurant operating expenses increased as a percentage of restaurant revenues to 12.0% in 1999 from 11.7% in 1998. For Panera Bread on a stand-alone basis, other restaurant operating expenses increased as a percentage of restaurant revenue to 12.1% in 1999 from 11.7% in 1998. The overall increase is primarily due to increases in the fixed costs associated with the opening of 12 new bakery-cafes in 1999 and a small increase in advertising at the Panera Bread bakery-cafes during the year.

    Depreciation and amortization decreased as a percentage of total revenue to 3.7% in 1999 from 5.1% in 1998. For Panera Bread on a stand-alone basis, depreciation and amortization decreased as a percentage of total revenue to 5.8% in 1999 from 6.0% in 1998. The overall decrease was primarily due to the sale of the Au Bon Pain Division assets and to the suspension of depreciation and amortization associated with those assets held for sale after August 12, 1998.

    General and administrative expenses increased as a percentage of total revenues to 10.0% in 1999 from 7.5% in 1998. For Panera Bread on a stand-alone basis, general and administrative expenses increased as a percentage of total revenues to 11.4% in 1999 from 11.3%, which includes an allocation of $2.4 million for overhead services provided by Au Bon Pain Co., Inc., in 1998. The overall increase in 1999 included a charge for transitional overhead services provided to Panera Bread by the buyer of the Au Bon Pain business unit through the end of the year at the same time that Panera Bread was experiencing increased costs associated with building its accounting and information systems infrastructure.

    Operating income (loss) increased to $3.7 million in 1999 from $(18.3) million in 1998. Operating income in 1999 was reduced by a $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division. Operating income in 1999 was increased by $4.7 million due to the elimination of depreciation and amortization expense associated with the Au Bon Pain Division assets sold in 1999. The operating loss in 1998 included non-recurring charges recorded by the Company of $26.0 million, including a charge of $24.2 million, related principally to the write down of certain assets under Statement of Financial Accounting Standards, 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" ("SFAS 121") related to the planned sale of assets and the closing of eight underperforming Au Bon Pain cafes and one Panera Bread bakery-cafe. Operating income in 1998 was favorably impacted by approximately $4.5 million as a result of the suspension of depreciation and amortization of the Au Bon Pain Division assets held for sale as of August 12, 1998, the date of the agreement to sell that business. Before the non-recurring charges and suspension of depreciation and amortization, operating income increased by 32.4% in 1999 to $4.5 million in 1999 from $3.4 million in 1998.

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

INCOME TAXES

    The income tax provision was $.5 million in 1999 compared to an income tax benefit of $5.5 million in 1998. The 1999 effective tax rate was 194% primarily due to state income taxes, non-deductible meals and entertainment allowance as well as non-deductible goodwill. The $5.5 million benefit in 1998 was primarily due to a $24.2 million charge taken to write-down the value of the Au Bon Pain Division assets in connection with the sale, offset principally by a valuation allowance related to state net operating loss carryforwards and capital losses related to the sale.

    As of December 25, 1999, the Company had federal net operating loss carryforwards of approximately $24.8 million, as well as approximately
$4.9 million of federal tax credit carryforwards available to reduce future income taxes. The federal net operating loss carryforwards expire principally in the year 2018. The tax credit carryforwards include approximately $3.7 million of federal Alternative Minimum Tax Credits which have an indefinite life and $1.2 million of federal jobs tax credits which expire in the years beginning with 2014-2015. The Company provided a valuation allowance of $4.7 million to reduce its deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on the sale of the Au Bon Pain Division and the expectation that certain deferred state tax assets will be unrealizable following the sale. The Company reevaluates the positive and negative evidence impacting the realization of its deferred tax assets on an annual basis.

NET LOSS

    The net loss in 1999 was $.6 million compared to a net loss of $20.5 million in 1998. The net loss in 1999 included a $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division and a $.4 million after tax extraordinary loss from the early extinguishment of debt from the proceeds from the sale. 1998's results included a $24.2 million charge taken as a result of the write-down of the value of the Au Bon Pain Division assets in connection with the sale as well as closure of eight underperforming Au Bon Pain Cafes and one Panera Bread Bakery-Cafe.

    Other than the non-recurring charges, net income in 1999 was higher than 1998 primarily due to higher operating earnings and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $9.0 million at December 30, 2000 compared with $1.9 million at December 25, 1999. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and commissaries and working capital. For the fifty-three weeks ended December 30, 2000, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options of $8.2 million.

    Funds provided by operating activities for the fifty-three weeks ended December 30, 2000, were $20.1 million compared to $6.7 million for the fifty-two weeks ended December 25, 1999. Funds provided by operating activities increased primarily as a result of an increase in net income and depreciation expense.

    Total capital expenditures for the fifty-three weeks ended December 30, 2000, were $20.1 and were primarily related to the opening of eleven new company-owned bakery-cafes, the opening of one additional commissary, and for maintaining or remodeling existing bakery-cafes. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $15.3 million for the fifty-two weeks ended December 25, 1999, which included $2.1 million in capital expenditures for the divested Au Bon Pain Division. For Panera Bread on a stand-alone basis, the $13.2 million in 1999 capital expenditures were primarily related to the opening of 12 new company-owned bakery-cafes and 1 additional commissary.

    On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 7.5% at December 30, 2000, which extends until December 31, 2003. As of December 30, 2000, the Company had $9.4 million available under the line of credit with $0.6 million utilized by outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowings as of December 30, 2000.

    As of December 25, 1999, the Company had a $10.0 million unsecured revolving line of credit bearing interest at the Company's option of either the LIBOR rate plus 2.25% or the commercial bank's prime rate plus .75%. As of December 25, 1999, the Company had $9.4 million available to it under the line of credit with $0.6 million being utilized by outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowing as of December 30, 1999.

    Financing activities provided $7.8 million in 2000. In 1999, $63.9 million was utilized from financing activities. The financing activities in 2000 included proceeds from the exercise of stock options of $8.2 million. The financing activities in 1999 included the net repayment of all outstanding debt of $64.2 million with the proceeds from the sale of Au Bon Pain.

    The Company had a working capital surplus of $3.4 million and a working capital deficit of $3.2 million at December 30, 2000, and December 25, 1999, respectively. The working capital surplus in 2000 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short term or long-term liquidity difficulties having been able to finance its operations through internally generated cash flow and its revolving line of credit.

    During 2001, the Company currently anticipates spending a total of approximately $22 to $24 million, principally for the opening of approximately 14 new company-owned bakery-cafes, the opening of one additional commissary, and for maintaining and remodeling approximately 10 existing cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137 defers the effective date for one year to January 1, 2001. As of December 30, 2000, the Company does not have any derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at December 30, 2000. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. Panera Bread has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following described consolidated financial statements of the Company are included in response to this item:

    Report of Independent Accountants.

    Consolidated Balance Sheets as of December 30, 2000, and December 25, 1999.

    Consolidated Statements of Operations for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Notes to Consolidated Financial Statements.

    Valuations and Qualifying Accounts.

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PANERA BREAD COMPANY:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 2, 2001

                              PANERA BREAD COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               DEC. 30,     DEC. 25,
                                                                 2000         1999
                                                              -----------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $     9,011   $  1,936
  Accounts receivable, less allowance of $86 and $197 in
    2000 and 1999, respectively.............................        3,105      2,686
  Inventories (Note 3)......................................        2,442      1,880
  Prepaid expenses..........................................        1,027        484
  Refundable income taxes...................................          474         98
  Deferred income taxes (Note 10)...........................        5,193      5,473
                                                              -----------   --------
      Total current assets..................................       21,252     12,557
                                                              -----------   --------
Property and equipment, net (Note 4)........................       59,857     47,191
Other assets:
  Notes receivable..........................................           --         35
  Intangible assets, net of accumulated amortization of
    $6,921 and $5,932 in 2000 and 1999 respectively.........       17,790     18,779
  Deferred financing costs..................................           24         88
  Deposits and other (Note 11)..............................        4,731      3,960
  Deferred income taxes (Note 10)...........................        8,035      8,419
                                                              -----------   --------
      Total other assets....................................       30,580     31,281
                                                              -----------   --------
      Total assets..........................................  $   111,689   $ 91,029
                                                              ===========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $     5,396   $  3,535
  Accrued Expenses (Note 6).................................       12,086     12,237
  Current portion of computer equipment financing...........          374         --
                                                              -----------   --------
      Total current liabilities.............................       17,856     15,772
Deferred revenue (Note 18)..................................        2,245      2,011
                                                              -----------   --------
      Total liabilities.....................................       20,101     17,783

Commitments and contingencies (Notes 9 and 15)

Stockholders' equity (Note 12):
  Common stock, $.0001 par value:
  Class A, shares authorized 50,000,000; issued and
    outstanding 11,870,918 and 10,630,717 in 2000 and 1999,
    respectively............................................            1          1
  Class B, shares authorized 2,000,000; issued and
    outstanding 1,481,922 and 1,535,821 in 2000 and 1999,
    respectively............................................           --         --
  Treasury stock, carried at cost...........................         (900)        --
  Additional paid-in capital................................       82,971     70,581
  Retained earnings.........................................        9,516      2,664
                                                              -----------   --------
      Total stockholders' equity............................       91,588     73,246
                                                              -----------   --------
      Total liabilities and stockholders' equity............  $   111,689   $ 91,029
                                                              ===========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE FISCAL YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Revenues:
  Restaurant sales......................................    $125,486       $156,738       $237,102
  Franchise and other revenues..........................      12,059          7,384          6,161
  Commissary sales to franchisees.......................      13,844          7,237          6,397
                                                            --------       --------       --------
      Total revenue.....................................     151,389        171,359        249,660
                                                            --------       --------       --------
Costs and expenses:
  Restaurant Expenses:
    Cost of food and paper products.....................      41,084         52,445         81,140
    Labor...............................................      36,609         45,385         67,218
    Occupancy...........................................       9,313         15,552         28,016
    Other operating expenses............................      16,050         18,740         27,826
                                                            --------       --------       --------
                                                             103,056        132,122        204,200
  Commissary cost of sales..............................      12,261          6,490          6,100
  Depreciation and amortization.........................       8,412          6,379         12,667
  General and administrative expenses...................      16,381         17,104         18,769
  Non-recurring charge (Note 5).........................         494          5,545         26,236
                                                            --------       --------       --------
      Total costs and expenses..........................     140,604        167,640        267,972
                                                            --------       --------       --------
Operating profit (loss).................................      10,785          3,719        (18,312)
Interest expense........................................         164          2,745          6,396
Other (income) expense, net.............................        (409)           735            710
Loss on sale of assets..................................          --             --            735
Minority interest.......................................          --            (25)          (127)
                                                            --------       --------       --------
Income (loss) before income taxes and extraordinary
  item..................................................      11,030            264        (26,026)
Income tax provision (benefit) (Note 10)................       4,177            511         (5,532)
                                                            --------       --------       --------
Income (loss) before extraordinary item.................       6,853           (247)       (20,494)
Extraordinary loss from early extinguishments of debt,
  net of tax of $197....................................          --            382             --
                                                            --------       --------       --------
Net Income (loss).......................................    $  6,853       $   (629)      $(20,494)
                                                            ========       ========       ========
Per common share:
Basic:
  Income (loss) before extraordinary item...............    $    .55       $   (.02)      $  (1.72)
  Extraordinary loss on the early extinguishment of
    debt................................................    $     --       $   (.03)      $     --
  Net income (loss).....................................    $    .55       $   (.05)      $  (1.72)
Diluted:
  Income (loss) before extraordinary item...............    $    .52       $   (.02)      $  (1.72)
  Extraordinary loss on the early extinguishment of
    debt................................................    $     --       $   (.03)      $     --
  Net income (loss).....................................    $    .52       $   (.05)      $  (1.72)
Weighted average shares of common stock outstanding:
  Basic.................................................      12,557         12,137         11,943
  Diluted...............................................      13,134         12,137         11,943

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                FOR THE FISCAL YEARS ENDED
                                                              ------------------------------
                                                              DEC. 30,   DEC. 25,   DEC. 26,
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operations:
  Net income (loss).........................................  $ 6,853    $   (629)  $(20,494)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................    8,412       6,379     12,667
  Amortization of deferred financing costs..................       88         406        683
  Provision for losses on accounts receivable...............     (111)         93         56
  Minority interest.........................................       --         (25)      (127)
  Tax benefit from exercise of stock options................     4001          --         75
  Deferred income taxes.....................................      664          42     (6,664)
  Loss on early extinguishment of debt......................       --         382         --
  Non-recurring charge......................................      494       5,545     26,236
  Loss on disposal of assets................................       --          --        735
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (308)     (1,596)        15
  Inventories...............................................     (562)        (65)       212
  Prepaid expenses..........................................     (543)     (3,560)      (535)
  Refundable income taxes...................................     (376)         --        480
  Accounts payable..........................................    1,861      (3,037)     4,069
  Accrued expenses..........................................     (645)        769      3,104
  Deferred revenue..........................................      234       2,011         --
                                                              -------    --------   --------
      Net cash provided by operating activities.............   20,062       6,715     20,512
                                                              -------    --------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................  (20,089)    (15,306)   (21,706)
  Proceeds from sale of assets..............................       --      72,163     12,694
  Change in cash included in net current liabilities held
    for sale................................................       --        (466)    (1,305)
  Payments received on notes receivable.....................       35         114        240
  Increase in intangible assets.............................       --         (50)      (139)
  Increase (decrease) in deposits and other.................     (771)        855       (956)
  Increase in notes receivable..............................       --         (30)       (45)
                                                              -------    --------   --------
      Net cash (used in) provided by investing activities...  (20,825)     57,280    (11,217)
                                                              -------    --------   --------
Cash flows from financing activities:
  Exercise of employee stock options........................    8,206          96      1,203
  Proceeds from long-term debt issuance.....................      765      41,837     75,418
  Principal payments on long-term debt......................     (391)   (106,073)   (84,253)
  Purchase of treasury stock................................     (900)         --         --
  Proceeds from issuance of common stock....................      182         148        268
  Common stock issued for employee stock bonus..............       --         304         --
  Increase in deferred financing costs......................      (24)       (110)      (506)
  Decrease in minority interest.............................       --        (121)      (418)
                                                              -------    --------   --------
      Net cash provided by (used in) financing activities...    7,838     (63,919)    (8,288)
                                                              -------    --------   --------
Net increase in cash and cash equivalents...................    7,075          76      1,007
Cash and cash equivalents at beginning of year..............    1,936       1,860        853
                                                              -------    --------   --------
Cash and cash equivalents at end of year....................  $ 9,011    $  1,936   $  1,860
                                                              =======    ========   ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $    85    $  4,250   $  5,544
    Income taxes............................................  $   512    $    241   $    268

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999, AND
                               DECEMBER 26, 1998

                                 (IN THOUSANDS)

                                         COMMON STOCK
                                       $.0001 PAR VALUE
                           -----------------------------------------
                                 CLASS A               CLASS B           TREASURY STOCK      ADDITIONAL                  TOTAL
                           -------------------   -------------------   -------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                            SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS      EQUITY
                           --------   --------   --------   --------   --------   --------   ----------   --------   -------------
Balance, Dec. 27, 1997...   10,187    $     1     1,610       $ --          --     $  --       $68,486    $23,787       $92,274
Exercise of employee
  stock options..........      178                                                               1,204                    1,204
Income tax benefit
  related to stock option
  plan...................                                                                           75                       75
Exercise of Warrants.....                                                                         (323)                    (323)
Issuance of common
  stock..................      101                                                                 591                      591
Conversions of Class B to
  Class A................       52                  (52)
Net loss.................                                                                                 (20,494)      (20,494)
                           -------    -------     -----       ----     --------    -----       -------    -------       -------
Balance, Dec. 26, 1998...   10,518    $     1     1,558       $ --          --     $  --       $70,033    $ 3,293       $73,327
Exercise of employee
  stock options..........       14                                                                  96                       96
Issuance of common
  stock..................       29                                                                 148                      148
Issuance of common stock
  for employee bonus.....       48                                                                 304                      304
Conversions of Class B to
  Class A................       22                  (22)
Net loss.................                                                                                    (629)         (629)
                           -------    -------     -----       ----     --------    -----       -------    -------       -------
Balance, Dec. 25, 1999...   10,631    $     1     1,536       $ --          --     $  --       $70,581    $ 2,664       $73,246
Exercise of employee
  stock options..........    1,089                                                               8,206                    8,206
Issuance of common
  stock..................       20                                                                 182                      182
Issuance of common stock
  for employee bonus.....       --                                                                   1         (1)           --
Exercise of Warrants.....      132
Conversions of Class B to
  Class A................       54                  (54)
Repurchase of Class A
  common stock...........      (55)                                         55      (900)                                  (900)
Income tax benefit
  related to stock option
  plan...................                                                                        4,001                    4,001
Net income...............                                                                                   6,853         6,853
                           -------    -------     -----       ----     --------    -----       -------    -------       -------
Balance, Dec. 30, 2000...   11,871    $     1     1,482       $ --          55     $(900)      $82,971    $ 9,516       $91,588
                           =======    =======     =====       ====     ========    =====       =======    =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              PANERA BREAD COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names "Panera Bread Company" and "Saint Louis Bread Company". Up until the year ended December 26, 1998, the Company operated under the name Au Bon Pain Co., Inc. and consisted of two retail bakery-cafe businesses and two franchising businesses operating under the concept names "Au Bon Pain" and "Saint Louis Bread Company". As described in Note 5, on May 16, 1999, the Company sold the Au Bon Pain Division.

2.  SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    For the year ended December 30, 2000, the consolidated financial statements consist of the accounts of Panera Bread Company, Panera Bread Company, Inc., a wholly owned subsidiary and ABP Midwest Manufacturing Co., Inc., a wholly owned subsidiary. For the years ended December 25, 1999 and December 26, 1998, the consolidated statements include the accounts of Au Bon Pain Co., Inc., ABP Holdings, Inc., a wholly owned subsidiary, Saint Louis Bread Company, Inc. ("Saint Louis Bread"), a wholly owned subsidiary, ABP Midwest Manufacturing Co., Inc, a wholly owned subsidiary, and investments in joint ventures in which a majority interest is held (the "Company"). All intercompany balances and transactions have been eliminated.

PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

    Substantially all accounts receivable are due from franchisees for purchases of fresh dough products and for royalties from December sales. The Company generally does not require collateral and maintains reserves for potential uncollectable accounts, which in the aggregate have not exceeded management's expectation.

INVENTORIES

    Inventories, which consist of food products, paper goods and supplies, smallwares and promotional items are valued at the lower of cost, or market, determined under the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the

                              PANERA BREAD COMPANY

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) straight-line method over the shorter of their estimated useful lives or the remaining terms of the leases. The estimated useful lives used for financial statement purposes are:

Leasehold improvements......................................  10-23 years
Machinery and equipment.....................................  3-10 years
Furniture and fixtures......................................  3-10 years
Signage.....................................................  10 years

    Interest is capitalized in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $0, $96,279, and $114,928 in 2000, 1999 and 1998, respectively.

    Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired at the original acquisition of the Company. Goodwill is amortized on a straight-line basis over twenty-five years. The Company examines the carrying value of its excess of cost over net assets acquired and other intangible assets to determine whether there are any impairment losses. If indications of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

    Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income from acquired businesses with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors.

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

FRANCHISE AND DEVELOPMENT FEES

    Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties, both domestically and internationally. Upon completion of the sale of the Au Bon Pain Division on May 16, 1999, the Company no longer had any international franchisees. Fees from the sale of area development rights are fully recognized as revenue upon completion of all commitments related to the agreements. Fees from the sale of individual franchise locations are fully recognized as revenue upon the commencement of franchise operations.

CAPITALIZATION OF CERTAIN DEVELOPMENT COSTS

    The Company capitalizes certain expenses associated with the development and construction of new store locations. Capitalized costs of $.8 million and $.8 million as of December 30, 2000 and December 25, 1999, respectively, are recorded as part of the asset to which they relate and are amortized over the asset's useful life.

REVENUE RECOGNITION

    The Company records revenues from normal recurring sales upon the performance of services. Revenue from the sales of franchises is recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

ADVERTISING COSTS

    The Company's policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $2.8 million, $1.8 million and $1.9 million for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

PRE-OPENING COSTS

    All pre-opening costs associated with the opening of new retail locations are expensed when incurred.

FISCAL YEAR

    The Company's fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 53 weeks for the fiscal year ended December 30, 2000, and 52 weeks for the fiscal years ended December 25, 1999, and December 26, 1998.

                              PANERA BREAD COMPANY

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE DATA

    Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, warrants and preferred stock. Earnings per common share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's long-term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137 deferred the effective date for one year to January 1, 2001. As of December 30, 2000, the Company did not have any derivative instruments.

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Food:
  Commissaries......................................     $  310         $  178
  Bakery-cafes......................................        908            729
Paper goods.........................................        170            134
Smallwares..........................................      1,036            768
Other...............................................         18             71
                                                         ------         ------
                                                         $2,442         $1,880
                                                         ======         ======

                              PANERA BREAD COMPANY

4.  PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Leasehold improvements..............................     $39,852        $33,080
Machinery and equipment.............................      30,358         21,995
Furniture and fixtures..............................       8,497          6,350
Signage.............................................       2,167          1,320
Construction in progress............................       3,537          2,701
                                                         -------        -------
                                                          84,411         65,446
Less accumulated depreciation and amortization......      24,554         18,255
                                                         -------        -------
Property and equipment, net.........................     $59,857        $47,191
                                                         =======        =======

    The Company recorded depreciation expense related to these assets of $7.4 million, $5.4 million in 2000 and 1999 respectively.

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

    Restaurant sales and net operating loss (before non-recurring charges and the suspension of depreciation and amortization) in the Au Bon Pain Division held for sale as of December 26, 1998 were $159.6 million and $3.0 million, respectively. In fiscal year 1999, revenues and net operating income (before non-recurring charges and the suspension of depreciation and amortization) in the Au

                              PANERA BREAD COMPANY

5. SALE OF AU BON PAIN DIVISION AND NON-RECURRING CHARGES (CONTINUED) Bon Pain Division through the time of its sale on May 16, 1999, were $51.5 million and $3.2 million respectively.

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

    In the first quarter of 1998 the Company sold the Mexico, Missouri production facility and its wholesale frozen dough business to Bunge Foods Corporation ("Bunge") for approximately $13 million in cash. The Company recognized a pre-tax loss on the sale of the facility of approximately
$.7 million in the Company's results of operations.

    In the second quarter of 2000, the Company recorded a one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Business Unit and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. Also in the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of approximately $.5 million which includes approximately $.3 million for the write-down of impaired assets, related to the closing of two bakery-cafes in the first quarter of 2001. Additionally, this charge included approximately $.2 million for the write-off of fixed assets related to two bakery-cafes that were closed in the fourth quarter of 2000.

6. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Accrued insurance...................................     $   796        $   881
Rent................................................       1,168            780
Compensation and employment related taxes...........       3,119          2,594
Taxes, other than income taxes......................       1,780          4,383
Other...............................................       5,223          3,599
                                                         -------        -------
                                                         $12,086        $12,237
                                                         =======        =======

                              PANERA BREAD COMPANY

7.  LONG-TERM DEBT

    The Company had a $10.0 million unsecured revolving line of credit at December 30, 2000 and December 25, 1999, respectively. The revolving line of credit bears an interest rate of LIBOR plus 1%, approximately 7.5% and 6.8% at December 30, 2000 and December 25, 1999, respectively. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants. The revolving credit agreement also contains a commitment fee of .225% and .50% of the unused portion of the revolving line of credit at December 30, 2000 and December 25, 1999, respectively. At
December 30, 2000 and December 25, 1999, the Company had outstanding letters of credit against the revolving line of credit aggregating $.6 million. There were no outstanding borrowings under the revolving credit agreement at December 30, 2000 and December 25, 1999.

    On July 24, 1996, the Company issued $15 million senior subordinated debentures maturing in July, 2000. The debentures accrued interest at varying fixed rates over the four year term, ranging from 11.25% to 14.0%. In connection with the private placement, warrants with an exercise price of $5.62 per share were issued to purchase between 400,000 and 580,000 shares of the Company's Class A Common Stock, depending on the term which the debentures remained outstanding and certain future events. In connection with the sale of the Au Bon Pain Division on May 16, 1999, all amounts outstanding related to the senior subordinated debentures were repaid. At December 30, 2000 and December 25, 1999, 0 and 392,500 warrants were issued and outstanding, respectively, all of which were vested.

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

                              PANERA BREAD COMPANY

9. COMMITMENTS (CONTINUED)
    Aggregate minimum requirements under these leases are, as of December 30, 2000, approximately as follows (in thousands):

2001........................................................  $ 8,259
2002........................................................    8,288
2003........................................................    7,846
2004........................................................    7,401
2005........................................................    6,057
Thereafter..................................................   20,081
                                                              -------
                                                              $57,932
                                                              =======

    Rental expense under operating leases was approximately $8.5 million, $14.0 million and $19.7 million in 2000, 1999 and 1998, respectively, which included contingent rentals of approximately $0.4 million, $1.1 million and $3.1 million, respectively.

10.  INCOME TAXES

    The provision (benefit) for income taxes in the consolidated statements of operations is comprised of the following (in thousands):

                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Current:
  Federal...............................................     $    --        $    --        $    --
  State.................................................        (488)           469          1,057
                                                             -------        -------        -------
                                                                (488)           469          1,057
                                                             -------        -------        -------
Deferred:
  Federal...............................................       3,455            (13)        (8,220)
  State.................................................       1,210             55          1,631
                                                             -------        -------        -------
                                                               4,665             42         (6,589)
                                                             -------        -------        -------
Tax provision (benefit) before extraordinary item.......     $ 4,177        $   511        $(5,532)
                                                             =======        =======        =======

                              PANERA BREAD COMPANY

10.  INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes and extraordinary item follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Statutory rate provision (benefit)..........................    34.0%      34.0%     (34.0)%
State income taxes, net of federal tax benefit..............     4.5       68.3        1.7
Charitable contributions....................................    (1.2)        --       (0.7)
Company-owned life insurance (See Note 11)..................      --       32.8       (4.4)
Non-deductible goodwill and meals and entertainment.........     0.6       58.7        0.8
Other, net..................................................     1.1       (0.2)       2.1
Change in valuation allowance...............................    (1.1)        --       13.2
                                                               -----      -----      -----
                                                                37.9%     193.6%     (21.3)%
                                                               =====      =====      =====

    The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

                                                              2000       1999
                                                            --------   --------
Current assets:
  Receivables reserve.....................................  $    35    $    --
  Accrued expenses........................................    1,558      2,353
Net operating loss carryforward...........................    3,600      3,120
    Total current.........................................    5,193      5,473
Non-current assets/liabilities:
  Property, plant and equipment...........................     (685)      (333)
  Accrued expenses........................................      743      1,182
  Goodwill................................................   (1,879)    (1,611)
  Tax credit carryforward.................................    5,079      5,079
  Net operating loss carryforward.........................    4,881      6,951
  Charitable contribution carryforward....................    1,963      1,571
  Other reserves..........................................    2,552        322
    Total non-current.....................................   12,654     13,161
    Total deferred tax asset..............................   17,847     18,634
    Valuation allowance...................................   (4,619)    (4,742)
                                                            -------    -------
Total net deferred tax asset..............................  $13,228    $13,892
                                                            =======    =======

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on sale of the Au Bon Pain Division, the expectation that deferred state tax assets will be unrealizable in states where the Company no longer operates and that the Company will be unable to utilize certain charitable contribution carryforwards prior to their expiration. As of December 30, 2000 and December 25 1999, the Company has net operating losses of approximately $20.9 million and $24.8 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At December 30, 2000 and December 25, 1999, the Company had Federal jobs tax credit carryforwards of approximately $1.2 million, which expire in

                              PANERA BREAD COMPANY

10.  INCOME TAXES (CONTINUED)
the years 2014-2015 and charitable contribution carryforwards of approximately $4.8 million and $3.8 million, respectively, which expire in the years 2000-2003. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3.8 million and $3.7 million at December 30, 2000 and December 25, 1999 respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

    As discussed in Note 11, the Company is a party to a Company-owned life insurance program ("COLI"). Due to the leveraged nature of the program, the Company received substantial tax benefits for the period 1994 - 1998. Recent tax court litigation, not involving the Company, has challenged the deductibility of such tax benefits. Management has provided reserves related to the COLI tax benefit which it believes are sufficient should such benefits be eventually disallowed.

11.  DEPOSITS AND OTHER

    The Company has established a deposit program with its distributor, which allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion. The deposit outstanding was $1.6 million and $1.3 million at December 30, 2000 and December 25, 1999, respectively.

    During fiscal year 1994, the Company established a company-owned life insurance program covering a substantial portion of its employees. At
December 30, 2000 and December 25, 1999, the cash surrender value of $13.1 million and $77.7 million, respectively, and the insurance policy loans of $13.0 million and $75.7 million, respectively, were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.07%. In 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company's COLI program. The Company included $0 and $0.4 million of expenses in other (income) expense, net, relating to COLI in 2000 and 1999, respectively.

12.  STOCKHOLDERS' EQUITY

COMMON STOCK

    Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder's option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 30, 2000 7,044,105 shares, of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company's 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors and conversion of the 1993 Notes (see Note 8).

                              PANERA BREAD COMPANY

12.  STOCKHOLDERS' EQUITY (CONTINUED)
REGISTRATION RIGHTS

    Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company's expense.

TREASURY STOCK

    The Company spent $.9 million in the third quarter of 2000 to repurchase 54,500 shares of Class A Common Stock at an average cost of $16.51 per share.

13.  STOCK OPTIONS

STOCK-BASED COMPENSATION

    In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to follow the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and provide the required pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards since 1995 consistent with the provisions of SFAS 123, the Company's net income (loss) and diluted income (loss) per share for the years ended
December 30, 2000, December 25, 1999 and December 26, 1998 would have been as follows:

                                             2000                          1999                         1998
                                  ---------------------------   --------------------------   --------------------------
                                                    DILUTED                       DILUTED                      DILUTED
                                    NET INCOME     NET INCOME      NET LOSS      NET LOSS       NET LOSS      NET LOSS
                                  (IN THOUSANDS)   PER SHARE    (IN THOUSANDS)   PER SHARE   (IN THOUSANDS)   PER SHARE
                                  --------------   ----------   --------------   ---------   --------------   ---------
As reported.....................      $6,853          $.52         $  (629)        $(.05)       $(20,494)      $(1.72)
Pro forma.......................      $5,569          $.42         $(1,941)        $(.16)       $(21,642)      $(1.81)

    The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    The fair value of the options granted during 2000, 1999, and 1998 was $6.50 per share, $3.22 per share and $4.12 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 6.20% in 2000, 5.68% in 1999, and 5.14% in 1998, and an expected life of
7 years in 2000 and 6 years in 1999 and 1998.

1992 EQUITY INCENTIVE PLAN

    In May 1992, the Company adopted its Equity Incentive Plan ("Equity Plan") to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 950,000 shares of Class A Common Stock were initially reserved for awards under the Equity Plan. The Equity Plan was subsequently amended by the Board of Directors and the stockholders to increase the number of shares

                              PANERA BREAD COMPANY

13.  STOCK OPTIONS (CONTINUED)
available thereunder from 950,000 to 4,300,000. Awards under the Equity Plan can be in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock or stock units.

FORMULA STOCK OPTION PLAN FOR INDEPENDENT DIRECTORS

    On January 27, 1994, the Company's Board of Directors authorized the Formula Stock Option Plan for Independent Directors, as defined in the agreement. This plan authorized a one-time grant of an option to purchase 10,000 shares of the Company's Class A Common Stock at its closing price on January 26, 1994.

    Each independent director who is first elected as such after the effective date of the Directors' Plan shall receive, as of the date he or she is so elected, a one-time grant of an option to purchase up to 5,000 shares of Class A Common Stock at a price per share equal to the closing price of the Class A Common Stock as reported by the NASDAQ/National Market System for the trading day immediately preceding the date of the person's election to the board.

    In addition, all independent directors serving in such capacity as of the last day of each fiscal year commencing with the fiscal year ending
December 31, 1994 receive an option to purchase up to 5,000 shares of Class A Common Stock at the closing price for the prior day.

    Each option granted is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company had granted 136,099 and 123,606 options under this plan as of December 30, 2000 and December 25, 1999.

    Activity under the Equity Plan and its predecessor is summarized below:

                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at December 27, 1997............................   2,991,518        $ 7.44
  Granted...................................................     841,583        $ 8.84
  Exercised.................................................    (151,060)       $ 6.69
  Cancelled.................................................    (376,710)       $ 9.17
                                                              ----------        ------

Outstanding at December 26, 1998............................   3,305,331        $ 8.18
                                                              ----------        ------
  Granted...................................................     200,678        $ 6.65
  Exercised.................................................     (14,057)       $ 6.85
  Cancelled.................................................    (201,003)       $ 7.52
                                                              ----------        ------

Outstanding at December 25, 1999............................   3,290,949        $ 7.56
                                                              ----------        ------
  Granted...................................................     291,037        $12.73
  Exercised.................................................  (1,088,546)       $ 7.55
  Cancelled.................................................    (200,041)       $ 8.54
                                                              ----------        ------

Outstanding at December 30, 2000............................   2,293,399        $ 8.13
                                                              ----------        ------

                              PANERA BREAD COMPANY

13.  STOCK OPTIONS (CONTINUED)
    The following table summarizes information concerning currently outstanding and exercisable options:

                                                                                          OPTIONS EXERCISABLE
                                                OPTIONS OUTSTANDING                   ---------------------------
                                                 WEIGHTED AVERAGE
           RANGE OF                 NUMBER           REMAINING          WEIGHTED        NUMBER        WEIGHTED
        EXERCISE PRICE            OUTSTANDING    CONTRACTUAL LIFE     AVERAGE PRICE   EXERCISABLE   AVERAGE PRICE
        --------------            -----------   -------------------   -------------   -----------   -------------
          $6.00-6.87                 547,178           7.80               $6.46          120,875        $6.35
          $6.88-10.93              1,513,687           5.54                7.70        1,304,506         7.48
         $10.94-13.44                132,965           7.17               11.16           83,840        11.30
         $13.45-22.81                 99,569           6.86               19.78           12,569        20.33
                                   ---------           ----               -----        ---------        -----
                                   2,293,399           6.23               $8.13        1,521,790        $7.71

    Options vest over a five year period and must be exercised within seven to ten years from the date of the grant. Of the options at December 30, 2000, December 25, 1999, and December 26, 1998, 1,521,790, 2,325,445, and 1,418,994,
respectively, were vested and exercisable with a weighted average exercise price at December 30, 2000, December 25, 1999, and December 26, 1998, of $7.71, $7.68,
and $7.34, respectively.

1992 EMPLOYEE STOCK PURCHASE PLAN

    In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan ("1992 Purchase Plan") to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 150,000 to 350,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee's prior year compensation) at 85% of the fair market value of the Class A Common Stock at the date of purchase. There were 20,255 and 28,492 shares purchased with a weighted average fair value of purchase rights of $1.59 and $.92 as of December 30, 2000 and December 25, 1999.

14.  DEFINED CONTRIBUTION BENEFIT PLAN

    The Au Bon Pain Employee 401(k) Plan ("Savings Plan") was adopted by the Company in 1991 under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. This amount is contributed to the Savings Plan. All amounts vest immediately and are invested in various funds as directed by the participant. The full amount in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death. The Company did not contribute to the Savings Plan.

    The Saint Louis Bread Company Employee 401(k) Plan ("Saint Louis Bread Savings Plan") was adopted by the former Saint Louis Bread Company in 1993 under
Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the "Saint Louis Bread Savings Plan" was merged into the Au Bon Pain "Savings Plan". Plan participants of the "Saint Louis Bread Savings Plan" retained the matching contributions made through 1996 with a vesting schedule of seven years. There was no further matching in 1999 and 1998. In 2000, the Company contributed approximately $.1 million toward matching participant contributions.

                              PANERA BREAD COMPANY

15.  LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

16.  BUSINESS SEGMENT INFORMATION

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three reportable business segments. The Company Store Operations segment is comprised of the operating activities of the 90 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

    The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread Company name and also monitors the operations of these stores. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread Company name.

    The Commissary Operations segment supplies fresh dough items to both Company-owned and franchise operated bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated on the face of the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction to the cost of food and paper products on the Consolidated Statements of Operations.

                              PANERA BREAD COMPANY

16.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

                                                              DEC. 30,   DEC. 25,   DEC. 26,
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Company Store Operations..................................  $125,486   $156,738   $237,102
  Franchise Operations......................................    12,059      7,384      6,161
  Commissary Operations.....................................    24,696     18,315     23,408
  Intercompany Sales Eliminations...........................   (10,852)   (11,078)   (17,011)
                                                              --------   --------   --------
    Total Revenues..........................................  $151,389   $171,359   $249,660
                                                              --------   --------   --------

OPERATING PROFIT
  Company Store Operations..................................  $ 22,430   $ 24,616   $ 32,902
  Franchise Operations......................................     9,818      5,646      4,967
  Commissary Operations.....................................     1,583        747        297
  Unallocated General and Administrative Expenses...........   (14,140)   (15,366)   (17,575)
  Non-Recurring Charges (Footnote 5)........................      (494)    (5,545)   (26,236)
                                                              --------   --------   --------
    Operating Profit (Loss) Before Depreciation and
      Amortization Expense..................................  $ 19,197   $ 10,098   $ (5,645)
                                                              --------   --------   --------

DEPRECIATION AND AMORTIZATION EXPENSES
  Company Store Operations..................................  $  5,318   $  4,425   $  9,638
  Franchise Operations......................................        --         --         --
  Commissary Operations.....................................       979        677        932
  Corporate Administration..................................     2,115      1,277      2,097
                                                              --------   --------   --------
    Total Depreciation and Amortization Expenses............  $  8,412   $  6,379   $ 12,667
                                                              --------   --------   --------

                              PANERA BREAD COMPANY

17.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  FOR THE FISCAL YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Net income (loss) used in net income (loss) per common
  share -- basic........................................     $ 6,853        $  (629)      $(20,494)
Net income (loss) used in net income (loss) per common
  share -- diluted......................................     $ 6,853        $  (629)      $(20,494)
Weighted average number of shares outstanding --
  basic.................................................      12,557         12,137         11,943
Effect of dilutive securities:
  Employee stock options................................         532             --             --
  Stock warrants........................................          45             --             --
Weighted average number of shares outstanding --
  diluted...............................................      13,134         12,137         11,943
Per common share:
  Basic:
  Income (loss) before extraordinary item...............     $   .55        $  (.02)      $  (1.72)
  Extraordinary loss on the early extinguishment of
    debt................................................     $    --        $  (.03)      $     --
  Net income (loss).....................................     $   .55        $  (.05)      $  (1.72)
  Diluted:
  Income (loss) before extraordinary item...............     $   .52        $  (.02)      $  (1.72)
  Extraordinary loss on the early extinguishment of
    debt................................................     $    --        $  (.03)      $     --
  Net income (loss).....................................     $   .52        $  (.05)      $  (1.72)

    During 1998, options to purchase 1,176,000 shares of common stock at $25.50 per share were outstanding in conjunction with the issuance of $30 million of convertible subordinated notes (see Note 8). These shares were not included in the computation of diluted earnings per share for the fiscal year ended December 26, 1998 because the addition of interest expense, after the effect of income taxes, of $855,000 to net income (loss) would have been antidilutive. These options were no longer outstanding as of December 25, 1999, as the convertible subordinated notes have been repaid.

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

18.  DEFERRED REVENUE

    During 1999, the Company changed soft drink providers. As a result of this change, the Company received an upfront payment of $2,530,000. These funds are available for both company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per company owned bakery-cafe over the five year life of the soft drink contract. During fiscal year 2000 and 1999, the Company paid $225,000 and $303,000, respectively, to franchisees and is recognizing approximately $276,000 and $216,000, respectively, of income related to company-owned stores.

                              PANERA BREAD COMPANY

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

                                                    APRIL 15,   JULY 8,    SEPTEMBER 30,   DECEMBER 30,
                                                      2000        2000         2000            2000
                                                    ---------   --------   -------------   ------------
Revenues..........................................   $40,426    $32,294       $36,093         $42,576
Operating profit..................................     2,540      3,246         2,475           2,524
Income before extraordinary item..................     1,515      1,933         1,644           1,761
Net income........................................     1,515      1,933         1,644           1,761
Basic earnings per share
  Income before extraordinary loss................   $   .12    $   .16       $   .13         $   .14
  Extraordinary loss..............................        --         --            --              --
                                                     -------    -------       -------         -------
    Net income....................................   $   .12    $   .16       $   .13         $   .14
                                                     =======    =======       =======         =======
Diluted earnings per share
  Income before extraordinary loss................   $   .12    $   .15       $   .12         $   .13
  Extraordinary loss..............................        --         --            --              --
                                                     -------    -------       -------         -------
    Net income....................................   $   .12    $   .15       $   .12         $   .13
                                                     =======    =======       =======         =======

                                                      APRIL 17,   JULY 10,   OCTOBER 2,   DECEMBER 25,
                                                        1999        1999        1999          1999
                                                      ---------   --------   ----------   ------------
Revenues............................................   $77,925    $36,877      $26,395       $30,162
Operating profit (loss).............................    (1,875)     1,796        1,222         2,576
Income (loss) before extraordinary item.............    (4,625)       748          669         2,961
Net income (loss)...................................    (4,625)       366          669         2,961
Basic earnings per share
  Income (loss) before extraordinary loss...........   $  (.38)   $   .06      $   .06       $   .24
  Extraordinary loss................................        --    $  (.03)          --            --
                                                       -------    -------      -------       -------
    Net income (loss)...............................   $  (.38)   $   .03      $   .06       $   .24
                                                       =======    =======      =======       =======
Diluted earnings per share
  Income (loss) before extraordinary loss...........   $  (.38)   $   .06      $   .05       $   .24
  Extraordinary loss................................        --    $  (.03)          --            --
                                                       -------    -------      -------       -------
    Net income (loss)...............................   $  (.38)   $   .03      $   .05       $   .24
                                                       =======    =======      =======       =======

    In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. This one time gain of $.9 million has been reclassified as a non-recurring charge in order to conform with the fourth quarter presentation of other offsetting ABP sale related charges (see Note 5). In the fourth quarter of 2000, the Company recorded a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Business Unit. Additionally, the Company recorded a $.5 million non-recurring charge related to the write down of assets related to closed bakery-cafes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2001. If for any reason such a proxy statement is not filed within such period, this Form 10-K will be appropriately amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following described consolidated financial statements of the Company are included in this report:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 30, 2000 and December 25, 1999.

    Consolidated Statements of Operations for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

    Notes to Consolidated Financial Statements.

(a) 2. FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule for the Company is filed herewith:

    SCHEDULE II--Valuations and Qualifying Accounts

                              PANERA BREAD COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                             BALANCE
                                                        BEGINNING                             AT END OF
DESCRIPTION                                             OF PERIOD    ADDITIONS   DEDUCTIONS    PERIOD
-----------                                             ----------   ---------   ----------   ---------
Allowance for Doubtful accounts
Fiscal year ended December 26, 1998...................    $  134      $   96        $ 22       $  208
Fiscal Year ended December 25, 1999...................    $  208      $   93        $104       $  197
Fiscal Year ended December 30, 2000...................    $  197      $   86        $197       $   86
Deferred Tax Valuation Allowance
Fiscal Year ended December 26, 1998...................    $1,308      $3,434        $ --       $4,742
Fiscal Year ended December 25, 1999...................    $4,742      $   --        $ --       $4,742
Fiscal Year ended December 30, 2000...................    $4,742      $   --        $123       $4,619

(a) 3. EXHIBITS

(b) REPORTS ON FORM 8-K

    The Company filed one report on Form 8-K during the fourth quarter of 2000. On November 20, 2000, the Company reported under Item 5 on its Form 8-K that Henry J. Nasella had resigned from the Company's Board of Directors, effective as of November 11, 2000, in order to pursue other business opportunities.

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

                                                       PANERA BREAD COMPANY

                                                       By:  /s/ RONALD M. SHAICH
                                                            -----------------------------------------
                                                            Ronald M. Shaich
                                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ RONALD M. SHAICH
     -------------------------------------------       Chairman and Chief             March 28, 2001
                  Ronald M. Shaich                       Executive Officer
                 /s/ GEORGE E. KANE
     -------------------------------------------       Director                       March 28, 2001
                   George E. Kane
                  /s/ ROBERT GIAIMO
     -------------------------------------------       Director                       March 28, 2001
                    Robert Giaimo
                /s/ DOMENIC COLASACCO
     -------------------------------------------       Director                       March 28, 2001
                  Domenic Colasacco
               /s/ WILLIAM W. MORETON                  Senior Vice President,
     -------------------------------------------         Treasurer, and Chief         March 28, 2001
                 William W. Moreton                      Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

        2.2.1 Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. ('ABPH') and ABP
                        Corporation. Incorporated by reference to the Company's
                        Report on Form 8-K filed August 21, 1998.

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

        4.1.1 Revolving Credit Agreement dated as of December 26, 2000 among the Issuer, Panera Bread Company, and SunTrust Bank, as Lender.*

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

       10.6.5           Employment Letter between the Registrant and William
                        Moreton. Incorporated by reference to Exhibit 10.6.5 of the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 25, 1999.+

       10.6.6           Employment Letter between the Registrant and Michael
                        Kupstas. Incorporated by reference to Exhibit 10.6.6 of the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 25, 1999.+

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.6.7           Employment Letter between the Registrant and Thomas Howley.
                        Incorporated by reference to Exhibit 10.6.7 of the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 25, 1999.+

       10.6.8           Employment Letter between the Registrant and Kenneth
                        Puzder.*+

       10.6.9           Employment Letter between the Registrant and Diane
                        Davidson.*+

       10.6.10          Employment Letter between the Registrant and Kathy
                        Kuhlenbeck.*+

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

       10.12            Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated
                        September 7, 2000.*

       21               Registrant's Subsidiaries. Incorporated by reference to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 25, 1999.

       23.1             Consent of PricewaterhouseCoopers L.L.P.*

------------------------

*   Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).