Form 10-Q
period 2001-04-21
PANERA BREAD CO
filed 2001-06-04
CIK 724606

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 21, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19253

                            ------------------------

                              PANERA BREAD COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-2723701
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

6710 CLAYTON ROAD, RICHMOND HEIGHTS, MO                       63117
    (Address of principal executive                         (Zip code)
               offices)

                                 (314) 633-7100
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 21, 2001, 12,520,780 shares and 1,423,642 shares of the registrant's Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PANERA BREAD COMPANY
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I.                 FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS........................................      3

                        Consolidated Balance Sheets as of April 21, 2001 and
                          December 30, 2000 (unaudited).............................      3

                        Consolidated Statements of Operations for the sixteen weeks
                          ended April 21, 2001 and April 15, 2000 (unaudited).......      4

                        Consolidated Statements of Cash Flows for the sixteen weeks
                          ended April 21, 2001 and April 15, 2000 (unaudited).......      5

                        Notes to Consolidated Financial Statements (unaudited)......      6

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 2.                   AND RESULTS OF OPERATIONS.................................      9

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..     14

PART II.                OTHER INFORMATION

ITEM 5.                 OTHER INFORMATION...........................................     14

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K............................     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PANERA BREAD COMPANY CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  (UNAUDITED)

                                                              APRIL 21, 2001   DECEMBER 30, 2000
                                                              --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  9,870           $  9,011
  Accounts receivable, less allowance of $86 in 2001 and $86
    in 2000.................................................        2,840              3,105
  Inventories...............................................        2,587              2,442
  Prepaid expenses..........................................        1,338              1,027
  Refundable income taxes...................................          243                474
  Deferred income taxes.....................................        5,269              5,193
                                                                 --------           --------
    Total current assets....................................       22,147             21,252
                                                                 --------           --------
Property and equipment, net.................................       63,833             59,857
Other assets:
  Intangible assets, net of accumulated amortization of
    $7,225 in 2001 and $6,921 in 2000.......................       17,486             17,790
  Deferred financing costs..................................           21                 24
  Deposits and other........................................        6,271              4,731
  Deferred income taxes.....................................        9,461              8,035
                                                                 --------           --------
    Total other assets......................................       33,239             30,580
                                                                 --------           --------
    Total assets............................................     $119,219           $111,689
                                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  3,411           $  5,396
  Accrued expenses..........................................       11,367             11,893
  Current portion of computer equipment financing...........           --                374
  Current portion of deferred revenue.......................          668                800
                                                                 --------           --------
    Total current liabilities...............................       15,446             18,463
Deferred revenue............................................        1,557              1,638
                                                                 --------           --------
    Total liabilities.......................................       17,003             20,101
Stockholders' equity:
  Common stock, $.0001 par value:
    Class A shares authorized 50,000,000; issued and
      outstanding 12,517,676 and 11,870,918 in 2001 and
      2000, respectively....................................            1                  1
    Class B shares authorized 2,000,000; issued and
      outstanding 1,423,642 and 1,481,922 in 2001 and 2000,
      respectively..........................................           --                 --
  Treasury stock, carried at cost...........................         (900)              (900)
  Additional paid-in capital................................       90,545             82,971
  Retained earnings.........................................       12,570              9,516
                                                                 --------           --------
      Total stockholders' equity............................      102,216             91,588
                                                                 --------           --------
      Total liabilities and stockholders' equity............     $119,219           $111,689
                                                                 ========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

           PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 21, 2001   APRIL 15, 2000
                                                              --------------   --------------
Revenues:
  Restaurant sales..........................................       $42,114          $33,951
  Franchise revenues........................................         5,069            2,877
  Commissary sales to franchisees...........................         6,092            3,598
                                                                   -------          -------
    Total revenue...........................................        53,275           40,426
                                                                   -------          -------
Costs and expenses:
  Restaurant expenses:
    Cost of food and paper products.........................        13,191           11,300
    Labor...................................................        12,420           10,012
    Occupancy...............................................         3,057            2,553
    Other operating expenses................................         5,811            4,331
                                                                   -------          -------
                                                                    34,479           28,196
  Commissary cost of sales..................................         5,567            3,209
  Depreciation and amortization.............................         2,862            2,346
  General and administrative expenses.......................         5,341            4,135
                                                                   -------          -------
    Total costs and expenses................................        48,249           37,886
                                                                   -------          -------
Operating profit............................................         5,026            2,540
Interest expense, net.......................................            30               79
Other income................................................           (19)             (22)
                                                                   -------          -------
Income before income taxes..................................         5,015            2,483
Income tax provision........................................         1,956              968
                                                                   -------          -------
    Net income..............................................       $ 3,059          $ 1,515
                                                                   =======          =======
Net income per common share--basic..........................       $  0.22          $  0.12

Net income per common share--diluted........................       $  0.21          $  0.12

Weighted average shares of common and common equivalent
  shares outstanding
  Basic.....................................................        13,621           12,180
  Diluted...................................................        14,259           12,298

   The accompanying notes are an integral part of the consolidated financial statements.

           PANERA BREAD COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 21, 2001   APRIL 15, 2000
                                                              --------------   --------------
Cash flows from operations:
  Net income................................................       $ 3,059          $ 1,515
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................         2,862            2,346
    Amortization of deferred financing costs................             3               --
    Tax benefit from exercise of options....................         3,434               --
    Deferred income taxes...................................        (1,502)             899
  Changes in operating assets and liabilities:
    Accounts receivable.....................................           265              660
    Inventories.............................................          (145)             (27)
    Prepaid expenses........................................          (311)            (165)
    Refundable income taxes.................................           231               --
    Accounts payable........................................        (1,985)          (1,392)
    Accrued expenses........................................          (526)          (1,089)
    Deferred revenue........................................          (213)             (98)
                                                                   -------          -------
      Net cash provided by operating activities.............         5,172            2,649
                                                                   -------          -------
Cash flows from investing activities:
  Additions to property, plant and equipment................        (6,536)          (5,011)
  Increase in deposits and other............................        (1,540)          (1,484)
  Payments received on notes receivable.....................            --               15
                                                                   -------          -------
      Net cash used in investing activities.................        (8,076)          (6,480)
                                                                   -------          -------
Cash flows from financing activities:
  Exercise of employee stock options........................         4,137              198
  Proceeds from issuance of debt............................            --            3,801
  Principal payments on computer equipment financing........          (374)            (387)
  Proceeds from issuance of common stock....................            --              161
                                                                   -------          -------
      Net cash provided by financing activities.............         3,763            3,773
                                                                   -------          -------
Net increase (decrease) in cash and cash equivalents........           859              (58)
Cash and cash equivalents at beginning of period............         9,011            1,936
                                                                   -------          -------
Cash and cash equivalents at end of period..................       $ 9,870          $ 1,878
                                                                   =======          =======

   The accompanying notes are an integral part of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 30, 2000.

    The accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year. See Form 10-K for the year ended December 30, 2000 for a discussion of the Company's significant accounting policies and principles.

    Certain reclassifications have been made to conform previously reported data to the current presentation.

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

NOTE C--DEFERRED REVENUE

    Deferred revenue includes unearned franchise fee revenue (which occurs when franchisees prepay opening fees for bakery-cafes that have not opened on schedule) and deferred revenue that resulted from a change in soft drink provider in 1999. As a result of this change, the Company received an upfront payment of $2.5 million. These funds are available for both company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per company owned bakery-cafe over the five-year life of the soft drink contract.

NOTE D--INCOME TAXES

    For the sixteen weeks ended April 21, 2001 and April 15, 2000, the Company realized tax benefits of $8.8 million ($3.4 million after tax) and $0, respectively, related to the exercise of employee stock options. Such tax benefits serve to reduce the Company's income tax liability and increase additional paid-in capital. As of April 21, 2001, the Company has net operating losses of approximately $24.9 million, which can be carried forward up to twenty years to offset federal taxable income.

NOTE E--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 21, 2001   APRIL 15, 2000
                                                              --------------   --------------
Net income used in net income per common share--basic.......       $ 3,059          $ 1,515
Net income used in net income per common share--diluted.....       $ 3,059          $ 1,515
Weighted average number of shares outstanding--basic........        13,621           12,180

Effect of dilutive securities:
Employee stock options......................................           638               66
Stock warrants..............................................            --               52
Weighted average number of shares outstanding--diluted......        14,259           12,298

Per common share:

Basic:
Net income..................................................       $   .22          $   .12

Diluted:
Net income..................................................       $   .21          $   .12

NOTE F--RECENT ACCOUNTING PRONOUNCEMENTS

    There are no recent accounting pronouncements which will have a material impact on the Company's financial statements.

NOTE G--ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                  APRIL 21, 2001   DECEMBER 30, 2000
                                                  --------------   -----------------
Accrued insurance...............................      $   687           $   796
Rent............................................        1,135             1,168
Compensation and employment related taxes.......        5,151             3,119
Taxes, other than income tax....................        1,702             1,780
Other...........................................        2,692             5,030
                                                      -------           -------
                                                      $11,367           $11,893
                                                      =======           =======

NOTE H--BUSINESS SEGMENT INFORMATION

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three reportable business segments. The Company Store Operations segment is comprised of the operating activities of the 94 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

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

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 21, 2001   APRIL 15, 2000
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
REVENUES
Company Store Operations....................................       $42,114          $33,951
Franchise Operations........................................         5,069            2,877
Commissary Operations.......................................         9,505            6,398
Intercompany Sales Eliminations.............................        (3,413)          (2,800)
                                                                   -------          -------
    Total Revenues..........................................       $53,275          $40,426
                                                                   -------          -------
OPERATING PROFIT
Company Store Operations....................................       $ 6,509          $ 5,104
Franchise Operations........................................         4,252            2,291
Commissary Operations
  Franchise.................................................           525              390
  Company-owned.............................................         1,126              651
                                                                   -------          -------
    Total Commissary Operations.............................         1,651            1,041
Unallocated General and Administrative Expenses.............        (4,524)          (3,550)
                                                                   -------          -------
    Total Operating Profit Before Depreciation and
      Amortization Expense..................................       $ 7,888          $ 4,886
                                                                   -------          -------
DEPRECIATION AND AMORTIZATION EXPENSES
Company Store Operations....................................       $ 1,700          $ 1,541
Franchise Operations........................................            --               --
Commissary Operations.......................................           343              259
Corporate Administration....................................           819              546
                                                                   -------          -------
    Total Depreciation and Amortization Expenses............       $ 2,862          $ 2,346
                                                                   -------          -------

Note: Operating Profit for Company Store Operations has been reduced by the Operating Profit for Commissary Operations of company-owned bakery-cafes, which is separately stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company's consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

                                                                FOR THE SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              APRIL 21, 2001   APRIL 15, 2000
                                                              --------------   --------------
Revenues:
  Restaurant sales..........................................         79.1%            84.0%
  Franchise revenues........................................          9.5              7.1
  Commissary sales to franchisees...........................         11.4              8.9
                                                                    -----            -----
    Total revenue...........................................        100.0%           100.0%
                                                                    -----            -----
Costs and expenses:
  Restaurant expenses(1):
    Cost of food and paper products.........................         31.3             33.3
    Labor...................................................         29.5             29.5
    Occupancy...............................................          7.3              7.5
    Other operating expenses................................         13.8             12.8
                                                                    -----            -----
      Total restaurant cost of sales........................         81.9             83.0
                                                                    -----            -----
  Commissary cost of sales(2)...............................         91.4             89.2
  Depreciation and amortization.............................          5.4              5.8
  General and administrative expenses.......................         10.0             10.2
                                                                    -----            -----
Operating profit............................................          9.4              6.3
Interest expense, net.......................................          0.1              0.2
Other income................................................           --               --
                                                                    -----            -----
Income before income taxes..................................          9.4              6.1
Income tax provision........................................          3.7              2.4
                                                                    -----            -----
    Net income..............................................          5.7%             3.7%
                                                                    =====            =====

(1) As a percentage of Company restaurant sales.

(2) As a percentage of commissary sales to franchisees.

GENERAL

    The Company's revenues are derived from restaurant sales, commissary sales to franchisees and franchise revenues. Commissary sales to franchisees are the sales of fresh dough products to our franchisees. Franchise revenues include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to restaurant sales. The cost of commissary sales relates to the sale of fresh dough products to our franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

    The Company's fiscal year ends on the last Saturday in December. The Company's fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company's fiscal year was comprised of 53 weeks.

REVENUES

    Total revenues for the sixteen weeks ended April 21, 2001 increased 31.9% to $53.3 million compared to $40.4 million for the sixteen weeks ended April 15, 2000. Several factors (as set forth below) contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable restaurant sales and increased average unit sales volumes.

    Restaurant revenue for the sixteen weeks ended April 21, 2001 for the Company increased 23.8% to $42.1 million from $34.0 million for the sixteen weeks ended April 15, 2000. The increase in restaurant revenue is primarily due to the opening of 13 new company-owned bakery-cafes since the end of first quarter 2000 and a 7.3% increase in comparable bakery-cafe sales for the sixteen weeks ended April 21, 2001. Additionally, the average unit sales volume for the company-owned bakery-cafes (excluding the two specialty bakery-cafes) increased 12.7% to $1,519,000 for the thirteen periods ended April 21, 2001 compared to the thirteen periods ended April 15, 2000.

    For Panera Bread, increases in comparable net bakery-cafe sales for the sixteen weeks ended April 21, 2001 compared to the sixteen weeks ended April 15, 2000 were as follows:

                                                              16 WEEKS ENDED
                                                              APRIL 21, 2001
                                                              --------------
Company owned...............................................       7.3%
Franchise operated..........................................       7.3%
System-wide.................................................       7.3%

    The above comparable bakery-cafe sales exclude the revenues of the three specialty bakery-cafes (two company-owned and one franchised) and are based on sales for bakery-cafes opened 18 months or longer.

    The number of bakery-cafes as of April 21, 2001 were as follows:

                                                      COMPANY    FRANCHISE
                                                       OWNED     OPERATED     TOTAL
                                                      --------   ---------   --------
Number of bakery-cafes at December 30, 2000.........     90         172        262
New bakery-cafes opened.............................      5          20         25
Bakery-cafes closed.................................     (1)         (1)        (2)
                                                         --         ---        ---
Number of bakery-cafes at April 21, 2001............     94         191        285

Note 1: For the sixteen weeks ended April 21, 2001, one company-owned bakery-cafe was closed, expanded and re-opened. The closing and opening of this bakery-cafe are not included in the above analysis.

Note 2: All costs related to company-owned bakery-cafe closings in the sixteen weeks ended April 21, 2001 were provided for in fiscal year 2000.

    During the sixteen weeks ended April 21, 2001, one additional Panera Bread franchise area development agreement was signed, representing a commitment to develop 20 additional bakery-cafes. This agreement brings the total commitments to develop franchised bakery-cafes in addition to those already open to 551 bakery-cafes as of April 21, 2001.

    Franchise revenues consist of franchise fees and royalties. The Company's franchise revenues rose 75.9% in the sixteen weeks ended April 21, 2001 to $5.1 million from $2.9 million in the sixteen weeks ended April 15, 2000. The growth was primarily driven by an increase in franchise royalties. The increase in royalty revenue can be attributed to the addition of 74 franchised bakery-cafes opened since the end of the first quarter of 2000 and higher average unit sales volumes. The average unit sales volume of franchised bakery-cafes (excluding the specialty bakery-cafe) increased 9.2% to $1,749,000 for the thirteen periods ended April 21, 2001 compared to the thirteen periods ended April 15, 2000.

    Commissary sales to franchisees increased 69.4% to $6.1 million for the sixteen weeks ended April 21, 2001 versus $3.6 million for the sixteen weeks ended April 15, 2000. The increase was driven by the increased number of franchised units open and the higher average unit sales volumes as discussed previously.

COSTS AND EXPENSES

    The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded. These costs are shown separately as Commissary Cost of Sales on the Consolidated Statements of Operations. The cost of food and paper products declined to 31.3% of restaurant sales for the sixteen weeks ended April 21, 2001. This compares to 33.3% of restaurant sales for the sixteen weeks ended April 15, 2000. The improvement in 2001 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 87 additional bakery-cafes that have opened since the first quarter of 2000. As of April 21, 2001, there was an average of 20.4 bakery-cafes per commissary compared to an average of 15.4 as of April 15, 2000. This results in greater manufacturing and distribution efficiency and a reduction of costs as a percentage of revenue. This cost reduction has been partially offset by significantly increased costs for butter.

    Labor expense was $12.4 million or 29.5% of restaurant sales for the sixteen weeks ended April 21, 2001 compared to $10.0 million or 29.5% for the sixteen weeks ended April 15, 2000. The labor percentage of sales was consistent between years even though the average unit sales volume increased. This was primarily due to an increase in the average hourly wage rate and the effect of the performance based management bonus program put in place in the second quarter of 2000.

    Occupancy costs were $3.1 million or 7.3% of restaurant sales for the sixteen weeks ended April 21, 2001 compared to $2.6 million or 7.5% of restaurant sales for the sixteen weeks ended April 15, 2000. The improvement in occupancy costs as a percentage of restaurant sales in 2001 compared to 2000 is primarily due to higher sales volumes which help leverage occupancy costs which are primarily fixed expenses.

    Other restaurant operating expenses were $5.8 million or 13.8% of restaurant sales for the sixteen weeks ended April 21, 2001 compared to $4.3 million or 12.8% of restaurant sales for the sixteen weeks ended April 15, 2000. The increase in other restaurant operating expenses as a percentage of restaurant sales is primarily due to increased expenses associated with centralized training and development, a slight increase in utilities and a slight increase in credit card processing due to the higher volume of credit card transactions.

    For the sixteen weeks ended April 21, 2001, commissary cost of sales was $5.6 million or 91.4% of commissary sales to franchisees, compared to $3.2 million or 89.2% of commissary sales to franchisees for the sixteen weeks ended April 15, 2000. The higher commissary cost of sales for the sixteen weeks ended April 21, 2001 compared to the sixteen weeks ended April 15, 2000 is primarily due to the 74 franchised bakery-cafes added since the end of the first quarter of 2000 and higher average unit volumes. The higher percentage cost of sales in 2001 compared to 2000 is primarily due to increased butter prices, which had the effect of a 1.5% increase in commissary cost of sales for the sixteen weeks ended April 21, 2001.

    Depreciation and amortization was $2.9 million, or 5.4% of total revenue for the sixteen weeks ended April 21, 2001 compared to $2.3 million or 5.8% of total revenue for the sixteen weeks ended April 15, 2000. The improvement in depreciation and amortization as a percentage of total revenue is primarily due to higher sales volumes which help leverage depreciation and amortization expense which are primarily fixed expenses.

    General and administrative expenses were $5.3 million or 10.0% of total revenue, and $4.1 million or 10.2% of total revenue for the sixteen weeks ended April 21, 2001 and April 15, 2000, respectively. The increase in general and administrative expenses for the sixteen weeks ended April 21, 2001 as compared to the sixteen weeks ended April 15, 2000 results primarily from additional overhead expenses incurred to support the increased number of bakery-cafes. The improvement as a percentage of total revenue results from leveraging the general and administrative expenses over a larger revenue base.

OPERATING PROFIT

    Operating profit for the sixteen weeks ended April 21, 2001 increased to $5.0 million or 9.4% of total revenue from $2.5 million or 6.3% of total revenue for the sixteen weeks ended April 15, 2000. Operating income for the sixteen weeks ended April 21, 2001 rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees as well as the margin improvement resulting from the lower cost of food and paper products.

INTEREST EXPENSE

    Interest expense was $.03 million or .1% of total revenue for the sixteen weeks ended April 21, 2001 versus $.08 million or .2% of total revenue for the sixteen weeks ended April 15, 2000. The decrease in interest expense is primarily due to repayment of outstanding borrowings under the Company's revolving credit facility during fiscal 2000.

OTHER INCOME

    Other income was $.02 million for the sixteen weeks ended April 21, 2001 and for the sixteen weeks ended April 15, 2000. Other income consists primarily of interest income partially offset by expenses associated with the Company's corporate owned life insurance (COLI) program.

INCOME TAXES

    The provision for income taxes increased to $2.0 million for the sixteen weeks ended April 21, 2001 versus $1.0 million for the sixteen weeks ended
April 15, 2000. The tax provision for the sixteen weeks ended April 21, 2001 and April 15, 2000, reflects a combined federal, state, and local effective tax rate of 39%.

NET INCOME

    Net income for the sixteen weeks ended April 21, 2001 was $3.1 million or $0.21 per diluted share compared to net income of $1.5 million or $0.12 per diluted share for the sixteen weeks ended April 15, 2000. The increase in net income in 2001 was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes and commissary sales to franchisees.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $9.9 million at April 21, 2001 compared with $1.9 million at April 15, 2000. The Company's principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and commissaries and working capital. For the sixteen weeks ended April 21, 2001, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options.

    Funds provided by operating activities for the sixteen weeks ended
April 21, 2001 were $5.2 million compared to $2.6 million for the sixteen weeks ended April 15, 2000. Funds provided by operating activities increased primarily as a result of increased net income.

    Total capital expenditures for the sixteen weeks ended April 21, 2001, were $6.5 million and were primarily related to the opening of five new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes. The expenditures were funded by cash from operating activities and the proceeds from the exercise of employee stock options. Total capital expenditures were $5.0 million for the sixteen weeks ended April 15, 2000, and were primarily related to the opening of three new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes.

    On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 5.44% at April 21, 2001, which extends until December 31, 2003. As of April 21, 2001, the Company had $9.4 million available under the line of credit with $0.6 million utilized through the issuance of outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowings as of April 21, 2001.

    As of April 15, 2000, the Company had a $10.0 million unsecured revolving line of credit bearing interest at the Company's option of either the LIBOR rate plus 2.25% or the commercial bank's prime rate plus .75%. As of April 15, 2000, $2.7 million was outstanding under the line of credit and an additional $0.6 million of the remaining availability was utilized by outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowings as of April 15, 2000.

    Financing activities provided $3.8 million for both the sixteen weeks ended April 21, 2001 and April 15, 2000. The financing activities in the sixteen weeks ended April 21, 2001 included proceeds from the exercise of stock options of $4.1 million. The financing activities for the sixteen weeks ended April 15, 2000 included $.2 million from the exercise of stock options and $3.4 million in proceeds from the issuance of debt offset by the final payment on computer equipment financing of $0.4 million.

    The Company had a working capital surplus of $6.7 million at April 21, 2001 and a working capital deficit of $2.0 million at April 15, 2000. The working capital surplus in 2001 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short term or long-term liquidity difficulties. It has been able to finance its operations through internally generated cash flow, its revolving line of credit and through the exercise of employee stock options.

    During 2001, the Company currently anticipates spending a total of approximately $22 to $24 million, principally for the opening of approximately 14 new company-owned bakery-cafes, the opening of one additional commissary, and for maintaining and remodeling approximately 10 existing bakery-cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its revolving line of credit.

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

FORWARD-LOOKING STATEMENTS

    Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words "estimate", "project", "target", "anticipates", "expects", "intends", "believes", "future", and similar expressions). These are statements which express management's belief, expectations or intentions regarding the Company's future performance. Moreover, a number of factors could cause the Company's actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company's operating results may be negatively affected by many factors, including but not limited to the lack of availability of sufficient capital to it and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

RECENT ACCOUNTING PRONOUNCEMENTS

    There are no recent accounting pronouncements that would have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at April 21, 2001. The Company's unsecured revolving line of credit bears an interest rate using the commercial bank's prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
 10.6.11                Employment Letter between the Registrant and Diane
                        Parsons-Salem, dated as of February 16, 2001.*

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the sixteen weeks ended April 21, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PANERA BREAD COMPANY
                                                       (REGISTRANT)

                                                       By:             /s/ RONALD M. SHAICH
                                                            -----------------------------------------
                                                                         Ronald M. Shaich
DATED: JUNE 4, 2001                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ WILLIAM W. MORETON
                                                            -----------------------------------------
                                                                        William W. Moreton
Dated: June 4, 2001                                                  CHIEF FINANCIAL OFFICER