Form 10-Q
period 2001-07-14
PANERA BREAD CO
filed 2001-08-27
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19253

Panera Bread Company
(Exact name of registrant as specified in its charter)

Delaware	04-2723701
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6710 Clayton Road, Richmond Heights, MO	63117
(Address of principal executive offices)	(Zip code)

(314) 633-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 17, 2001, 12,670,914 shares and 1,331,563 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY
INDEX

PART I.                         FINANCIAL INFORMATION

ITEM 1.                          Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share information)

	July 14, 2001	December 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$10,892	$9,011
Accounts receivable, less allowance of $86 in 2001 and $86 in 2000	2,867	3,105
Inventories	2,737	2,442
Prepaid expenses	1,902	1,027
Refundable income taxes	243	474
Deferred income taxes	8,001	5,193

Total current assets	26,642	21,252

Property and equipment, net	69,024	59,857

Other assets:
Intangible assets, net of accumulated amortization of $7,453 in 2001 and $6,921 in 2000	17,258	17,790
Deferred financing costs	24	24
Deposits and other	5,372	4,731
Deferred income taxes	5,913	8,035

Total other assets	28,567	30,580

Total assets	$124,233	$111,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,792	$5,396
Accrued expenses	11,779	11,893
Current portion of computer equipment financing	-	374
Current portion of deferred revenue	506	800

Total current liabilities	17,077	18,463

Deferred revenue	1,382	1,638

Total liabilities	18,459	20,101

Stockholders’ equity:
Common stock, $.0001 par value:
Class A shares authorized 50,000,000; issued and outstanding 12,670,198 and 11,870,918 in 2001 and 2000, respectively	1	1
Class B shares authorized 2,000,000; issued and outstanding 1,332,154 and 1,481,922 in 2001 and 2000, respectively	-	-
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	91,743	82,971
Retained earnings	14,930	9,516

Total stockholders’ equity	105,774	91,588

Total liabilities and stockholders’ equity	$124,233	$111,689

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 14, 2001	July 8, 2000	July 14, 2001	July 8, 2000

Revenues:
Restaurant sales	$34,445	$27,099	$76,559	$61,050
Franchise revenues	4,267	2,444	9,336	5,321
Commissary sales to franchisees	4,968	2,751	11,061	6,349

Total revenue	43,680	32,294	96,956	72,720

Costs and expenses:
Restaurant expenses:
Cost of food and paper products	10,858	9,020	24,045	20,320
Labor	10,250	8,019	22,670	18,031
Occupancy	2,505	1,983	5,562	4,536
Other operating expenses	4,662	3,458	10,473	7,789

	28,275	22,480	62,750	50,676

Commissary cost of sales	4,670	2,396	10,242	5,605
Depreciation and amortization	2,396	1,828	5,258	4,174
General and administrative expenses	4,419	3,244	9,760	7,379

Total costs and expenses	39,760	29,948	88,010	67,834

Operating profit	3,920	2,346	8,946	4,886
Interest expense, net	31	69	61	148
Other expense (income)	41	8	21	(14)
Gain on sale of Au Bon Pain Division	-	900	-	900

Income before income taxes	3,848	3,169	8,864	5,652
Income tax provision	1,494	1,236	3,450	2,204

Net income	$2,354	$1,933	$5,414	$3,448

Net income per common share - basic	$0.17	$0.16	$0.39	$0.28

Net income per common share - diluted	$0.16	$0.15	$0.38	$0.27

Weighted average shares of common and common equivalent shares outstanding
Basic	13,907	12,325	13,711	12,243

Diluted	14,650	12,879	14,397	12,548

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the twenty-eight weeks ended
	July 14, 2001	July 8, 2000

Cash flows from operations:
Net income	$5,414	$3,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,258	4,174
Tax benefit from exercise of options	4,025	-
Deferred income taxes	(686)	1,934
Changes in operating assets and liabilities:
Accounts receivable	238	370
Inventories	(295)	(29)
Prepaid expenses	(875)	(84)
Refundable income taxes	231	-
Accounts payable	(604)	(1,410)
Accrued expenses	(114)	(1,292)
Deferred revenue	(550)	(220)

Net cash provided by operating activities	12,042	6,891

Cash flows from investing activities:
Additions to property, plant and equipment	(13,894)	(9,607)
Increase in deposits and other	(641)	(1,101)
Payments received on notes receivable	-	15

Net cash used in investing activities	(14,535)	(10,693)

Cash flows from financing activities:
Exercise of employee stock options	4,565	1,256
Proceeds from issuance of debt	-	11,115
Principal payments on debt and computer equipment financing	(374)	(10,350)
Proceeds from issuance of common stock	183	69

Net cash provided by financing activities	4,374	2,090

Net increase (decrease) in cash and cash equivalents	1,881	(1,712)
Cash and cash equivalents at beginning of period	9,011	1,936

Cash and cash equivalents at end of period	$10,892	$224

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note A—Basis of Presentation
The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 30, 2000.

The accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year. See Form 10-K for the year ended December 30, 2000 for a discussion of the Company’s significant accounting policies and principles.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note B—Franchise and Development Fees
Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. Fees from the sale of area development rights are fully recognized as revenue upon completion of all commitments related to the agreements. Fees from the sale of individual franchise locations are fully recognized as revenue upon the commencement of franchise operations.  Royalty fees are fully recognized each period and are based on a percentage of sales for each franchise location.

Note C—Deferred Revenue
Deferred revenue includes unearned franchise fee revenue (which occurs when franchisees prepay opening fees for bakery-cafes that have not opened on schedule) and deferred revenue that resulted from a change in soft drink provider in 1999. As a result of this change, the Company received an upfront payment of approximately  $2.5 million. These funds are available for both company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per company-owned bakery-cafe over the five-year life of the soft drink contract.

Note D – Gain on Sale of Asset
For the twelve weeks ended July 8, 2000, the company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division.  The original sales agreement dated August 12, 1998 and amended October 28, 1998 included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement.  This payment was received in connection with amending the original sales agreement to allow for the sale.

Note E—Income Taxes
For the twenty-eight weeks ended July 14, 2001 and July 8, 2000, the Company realized tax benefits of $4.0 million and $0, respectively, related to the exercise of employee stock options. Such tax benefits serve to reduce the Company’s income tax liability and increase additional paid-in capital. As of July 14, 2001, the Company has net operating losses of approximately $28.7 million, which can be carried forward up to twenty years to offset federal taxable income.  As a result of utilizing the tax benefits related to the exercises of employee stock options, the company’s net operating loss carryforward has increased during the year.

Note F—Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 14, 2001	July 8, 2000	July 14, 2001	July 8, 2000

Net income used in net income per common share—basic	$2,354	$1,933	$5,414	$3,448
Net income used in net income per common share—diluted	$2,354	$1,933	$5,414	$3,448
Weighted average number of shares outstanding—basic	13,907	12,325	13,711	12,243
Effect of dilutive securities:
Employee stock options	743	544	686	261
Stock warrants	-	10	-	44
Weighted average number of shares outstanding—diluted	14,650	12,879	14,397	12,548
Per common share:
Basic:
Net income	$0.17	$0.16	$0.39	$0.28
Diluted:
Net income	$0.16	$0.15	$0.38	$0.27

Note G—Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, “Business Combinations” and FAS No. 142 “Goodwill and Other Intangible Assets”.  Neither of these two recently issued pronouncements will have a material impact on the company’s financial statements.

Note H—Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 14, 2001	December 30, 2000

Accrued Insurance	$793	$796
Rent	1,231	1,168
Compensation and employment related taxes	4,945	3,119
Taxes, other than income tax	1,819	1,780
Other	2,991	5,030

	$11,779	$11,893

Note I—Business Segment Information
In June 1997, the FASB issued SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ The Company has three reportable business segments. The Company Store Operations segment is comprised of the operating activities of the 98 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit which allows qualified operators to conduct business under the Panera Bread Company name and also monitors the operations of these stores. Under the terms of the agreements, the franchise operators pay royalties and fees to the Company in return for the use of the Panera Bread Company name.

The Commissary Operations segment supplies fresh dough items to both company-owned and franchise operated bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated on the face of the Consolidated Statements of Operations. The operating profit related to the sales to company-owned bakery-cafes is classified as a reduction to the cost of food and paper products on the Consolidated Statements of Operations.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 14, 2001	July 8, 2000	July 14, 2001	July 8, 2000

	(in thousands)		(in thousands)
Revenues
Company Store Operations	$34,445	$27,099	$76,559	$61,050
Franchise Operations	4,267	2,444	9,336	5,321
Commissary Operations	7,656	5,096	17,161	11,494
Intercompany Sales Eliminations	(2,688)	(2,345)	(6,100)	(5,145)

Total Revenues	$43,680	$32,294	$96,956	$72,720

Operating Profit
Company Store Operations	$5,475	$4,167	$11,984	$9,271
Franchise Operations	3,642	1,962	7,894	4,253
Commissary Operations
Franchise	298	355	823	746
Company-owned	695	452	1,821	1,103

Total Commissary Operations	993	807	2,644	1,849
Unallocated General and Administrative Expenses	(3,794)	(2,762)	(8,318)	(6,312)

Total Operating Profit Before Depreciation and Amortization Expense	$6,316	$4,174	$14,204	$9,061

Depreciation and Amortization Expense
Company Store Operations	$1,441	$1,201	$3,141	$2,742
Commissary Operations	281	215	624	474
Corporate Administration	674	412	1,493	958

Total Depreciation and Amortization Expense	$2,396	$1,828	$5,258	$4,174

Note: Operating Profit for Company Store Operations has been reduced by the Operating Profit for Commissary Operations of company-owned bakery-cafes, which is separately stated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 14, 2001	July 8, 2000	July 14, 2001	July 8, 2000

Revenues:
Restaurant sales	78.9%	83.9%	79.0%	84.0%
Franchise revenues	9.8	7.6	9.6	7.3
Commissary sales to franchisees	11.4	8.5	11.4	8.7

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant expenses(1):
Cost of food and paper products	31.5	33.3	31.4	33.3
Labor	29.8	29.6	29.6	29.5
Occupancy	7.3	7.3	7.3	7.4
Other operating expenses	13.5	12.8	13.7	12.8

Total restaurant cost of sales	82.1	83.0	82.0	83.0

Commissary cost of sales(2)	94.0	87.1	92.6	88.3
Depreciation and amortization	5.5	5.7	5.4	5.7
General and administrative expenses	10.1	10.0	10.1	10.1

Operating profit	9.0	7.3	9.2	6.7
Interest expense, net	0.1	0.2	0.1	0.2
Other expense	0.1	-	-	-
Gain on sale of Au Bon Pain Division	-	2.7	-	1.1

Income before income taxes	8.8	9.8	9.1	7.8
Income tax provision	3.4	3.8	3.6	3.0

Net income	5.4%	6.0%	5.6%	4.7%

(1) As a percentage of Company restaurant sales.
(2) As a percentage of commissary sales to franchisees.

General
The Company’s revenues are derived from restaurant sales, commissary sales to franchisees and franchise revenues. Commissary sales to franchisees are the sales of fresh dough products to our franchisees. Franchise revenues include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to restaurant sales. The cost of commissary sales relates to the sale of fresh dough products to our franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company’s fiscal year was comprised of 53 weeks.

Results of Operations
For the twelve weeks ended July 8, 2000, the Company recorded a one-time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division.  The original sales agreement dated August 12, 1998 and amended October 28, 1998 included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement.  This payment was received in connection with amending the original sales agreement to allow for the sale.

Revenues
Total revenues for the twelve weeks ended July 14, 2001 increased 35.3% to $43.7 million compared to $32.3 million for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001 total revenue increased 33.4% to $97.0 million compared to $72.7 million for the twenty-eight weeks ended July 8, 2000.  Several factors (as set forth below) contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable restaurant sales, and increases in average weekly sales volumes.

The following table sets forth certain unaudited financial information and other restaurant data relating to company-owned and franchise operated bakery-cafes:

	Twelve weeks ended		Twenty-eight weeks ended
	July 14, 2001	July 8, 2000	July 14, 2001	July 8, 2000

Number of bakery-cafes:
Company-owned (Note 1):
Beginning of period	94	84	90	81
New bakery-cafes opened	4	2	9	5
Bakery-cafes closed	0	0	(1)	0

End of period	98	86	98	86

Franchise operated:
Beginning of period	191	118	172	102
New bakery-cafes opened	20	14	40	30
Bakery-cafes closed	0	0	(1)	0

End of period	211	132	211	132

System-wide:
Beginning of period	285	202	262	183
New bakery-cafes opened	24	16	49	35
Bakery-cafes closed	0	0	(2)	0

End of period	309	218	309	218

Restaurant revenue for the twelve weeks ended July 14, 2001 for the Company increased 26.9% to $34.4 million from $27.1 million for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001 restaurant revenue for the company increased 25.4% to $76.6 million from $61.1 million for the twenty-eight weeks ended July 8, 2000.  The increase in restaurant revenue is primarily due to the opening of 15 new company-owned bakery-cafes since the end of the second quarter of 2000 and a 5.8% and 6.6% increase in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 14, 2001, respectively.  Additionally, the average weekly sales per company bakery-cafe (excluding the two specialty bakery-cafes) increased 11.0% to $30,457 for the twelve weeks ended July 14, 2001 and 12.7% to $29,811 for the twenty-eight weeks ended July 14, 2001.

For Panera Bread, increases in comparable net bakery-cafe sales for the twelve and twenty-eight weeks ended July 14, 2001 were as follows:

	Twelve weeks ended	Twenty-eight weeks ended
	July 14, 2001	July 14, 2001

Company owned	5.8%	6.6%
Franchise operated	5.6%	6.5%
System-wide	5.7%	6.6%

The above comparable bakery-cafe sales exclude the three specialty bakery-cafes (two company-owned and one franchised) and are based on sales for bakery-cafes in operation for 18 months or longer.

During the twelve weeks ended July 14, 2001, one additional Panera Bread franchise area development agreement was signed, representing a commitment to develop 10 additional bakery-cafes.  This agreement brings the total commitments to develop franchised bakery-cafes in addition to those already open to 541 bakery-cafes as of July 14, 2001.

Franchise revenues consist of franchise fees and royalties.  The Company’s franchise revenues rose 79.2% for the twelve weeks ended July 14, 2001 to $4.3 million from $2.4 million for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, franchise revenue for the company increased 75.5% to $9.3 million from $5.3 million for the twenty-eight weeks ended July 8, 2000.  The growth was primarily driven by an increase in franchise royalties.  The increase in royalty revenue can be attributed to the addition of 80 franchised bakery-cafes opened since the end of the second quarter of 2000 and a 5.6 % and 6.5% increase in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 14, 2001, respectively.  Additionally, the average weekly sales per franchised bakery-cafe (excluding the specialty bakery-cafe) increased 5.0% to $33,591 for the twelve weeks ended July 14, 2001 and 6.2% to $33,731 for the twenty-eight weeks ended July 14, 2001.  The increase in average weekly sales per franchised bakery-cafe (excluding the specialty bakery-cafe) compared to the average weekly sales per company bakery-cafe is due to the greater number of new franchised bakery-cafe openings at higher weekly sales volumes than existing bakery-cafes.

Commissary sales to franchisees increased 78.6% to $5.0 million for the twelve weeks ended July 14, 2001 from $2.8 million for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001 commissary sales to franchisees increased 76.2% to $11.1 million from $6.3 million for the twenty-eight weeks ended July 8, 2000.  The increase was driven by the increased number of franchised units open and the higher average weekly sales per franchised bakery-cafe as discussed previously.

Costs and Expenses
The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes.  The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as Commissary Cost of Sales on the Consolidated Statements of Operations.  The cost of food and paper products declined to 31.5% of restaurant sales for the twelve weeks ended July 14, 2001 as compared to 33.3% of restaurant sales for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, the cost of food and paper products declined to 31.4% of restaurant sales from 33.3% of restaurant sales for the twenty-eight weeks ended July 8, 2000.  The improvement in 2001 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 95 additional bakery-cafes that have opened since July 8, 2000.  For the twelve weeks ended July 14, 2001, there was an average of 21.7 bakery-cafes per commissary compared to an average of 16.3 for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, there was an average of 20.7 bakery-cafes per commissary compared to an average of 15.5 for the twenty-eight weeks ended July 8, 2000.   This results in greater manufacturing and distribution efficiency and a reduction of costs as a percentage of revenue.  This cost reduction has been partially offset by significantly increased costs for butter.

Labor expense was $10.2 million or 29.8% of restaurant sales for the twelve weeks ended July 14, 2001 compared to $8.0 million or 29.6% for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, labor expense was $22.7 million or 29.6% of restaurant sales compared to $18.0 million or 29.5% of restaurant sales for the twenty-eight weeks ended July 8, 2000.  The labor percentage of restaurant sales was consistent between the twelve weeks and twenty-eight weeks of 2001 and 2000 even though the average weekly sales per bakery-cafe increased.  This was primarily due to the increase in the number of new company bakery-cafes opened.  New bakery-cafes experience inefficient labor as a percentage of restaurant sales until they reach an operational steady state.   Labor cost percentages for new bakery-cafes normalize in approximately three periods.  The effect on labor as a percentage of restaurant sales from new bakery-cafe openings was (.7%) of restaurant sales for the twelve weeks ended July 14, 2001 and (.6%) of restaurant sales for the twenty-eight weeks ended July 14, 2001.

Occupancy costs were $2.5 million or 7.3% of restaurant sales for the twelve weeks ended July 14, 2001 compared to $2.0 million or 7.3% of restaurant sales for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001 occupancy costs were $5.6 million or 7.3% of restaurant sales compared to $4.5 million or 7.4% of restaurant sales for the twenty-eight weeks ended July 8, 2000.  Occupancy costs as a percentage of restaurant sales were consistent between years even though the average weekly sales per bakery-cafe increased.  This was primarily due to increasing percentage rents due to higher sales volumes and an increase in the number of new bakery-cafes which typically have higher occupancy costs.

Other restaurant operating expenses were $4.7 million or 13.5% of restaurant sales for the twelve weeks ended July 14, 2001 compared to $3.5 million or 12.8% of restaurant sales for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, other restaurant operating expenses were $10.5 million or 13.7% of restaurant sales compared to $7.8 million or 12.8% of restaurant sales for the twenty-eight weeks ended July 8, 2000.  The increase in other restaurant operating expenses as a percentage of restaurant sales is primarily due to increased expenses associated with centralized training and development, a slight increase in expenses related to a new customer feedback system and a slight increase in expense related to bakery-cafe repairs and maintenance.

For the twelve weeks ended July 14, 2001, commissary cost of sales was $4.7 million or 94.0% of commissary sales to franchisees compared to $2.4 million or 87.1% of commissary sales to franchisees for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, commissary cost of sales was $10.2 million or 92.6% of commissary sales to franchisees, compared to $5.6 million or 88.3% of commissary sales to franchisees for the twenty-eight weeks ended July 8, 2000.  The higher commissary cost of sales between years is primarily due to the addition of 80 franchised bakery-cafes since the end of the second quarter of 2000 and higher average weekly sales per bakery-cafe.  The higher percentage cost of sales in 2001 compared to 2000 is primarily due to increased butter prices, which had the effect of a 4.8% increase in commissary cost of sales for the twelve weeks ended July 14, 2001 and 3.4% increase in commissary cost of sales for the twenty-eight weeks ended July 8, 2000.

Depreciation and amortization was $2.4 million, or 5.5% of total revenue for the twelve weeks ended July 14, 2001 compared to $1.8 million or 5.7% of total revenue for the twelve weeks ended July 8, 2000. For the twenty-eight weeks ended July 14, 2001, depreciation and amortization was $5.3 million or 5.4% of total revenue compared to $4.2 million or 5.7% of total revenue for the twenty-eight weeks ended July 8, 2000.  The improvement in depreciation and amortization as a percentage of total revenue is primarily due to higher sales volumes which help leverage depreciation and amortization expense which are primarily fixed expenses.

General and administrative expenses were $4.4 million or 10.1% of total revenue, and $3.2 million or 10.0% of total revenue for the twelve weeks ended July 14, 2001 and July 8, 2000, respectively.   For the twenty-eight weeks ended July 14, 2001, general and administrative expenses were $9.8 million or 10.1% of total revenue compared to $7.4 million or 10.1% of total revenue for the twenty-eight weeks ended July 8, 2000.  The increase in general and administrative expenses between 2001 and 2000 results primarily from additional overhead expenses incurred to support the increased number of bakery-cafes.

Operating Profit
Operating profit for the twelve weeks ended July 14, 2001 increased to $3.9 million or 9.0% of total revenue from $2.3 million or 7.3% of total revenue for the twelve weeks ended July 8, 2000. For the twenty-eight weeks ended July 14, 2001, operating profit increased to $8.9 million or 9.2% of total revenue from $4.9 million or 6.7% of total revenue for the twenty-eight weeks ended July 8, 2000.  Operating income for the twelve weeks and twenty-eight weeks ended July 14, 2001 rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees as well as the margin improvement resulting from the lower cost of food and paper products.

Interest Expense
Interest expense was $.03 million or .1% of total revenue for the twelve weeks ended July 14, 2001 versus $.07 million or .2% of total revenue for the twelve weeks ended July 8, 2000. For the twenty-eight weeks ended July 14, 2001, interest expense was $.06 million or .1% of total revenue compared to $.1 million or .2% of total revenue for the twenty-eight weeks ended July 8, 2000.  The decrease in interest expense is primarily due to repayment of outstanding borrowings under the Company’s revolving credit facility during fiscal 2000.

Other Expense (Income)
Other expense was $.04 million for the twelve weeks ended July 14, 2001 and $.01 million for the twelve weeks ended July 8, 2000.   For the twenty-eight weeks ended July 14, 2001, other expense was $.02 million compared to other income of $.01 million for the twenty-eight weeks ended July 8, 2000.  Other expense (income) consists primarily of expenses associated with the Company’s corporate owned life insurance (COLI) program offset by interest income.

For the twelve weeks ended July 8, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of Au Bon Pain.  This gain is reported as a separate line item in the company’s consolidated statement of operations.

Income Taxes
The provision for income taxes increased to $1.5 million for the twelve weeks ended July 14, 2001 versus $1.2 million for the twelve weeks ended July 8, 2000. For the twenty-eight weeks ended July 14, 2001, the provision for income taxes increased to $3.5 million from $2.2 million for the twenty-eight weeks ended July 8, 2000.  The tax provision for the twelve weeks ended July 14, 2001 and July 8, 2000 and the twenty-eight weeks ended July 14, 2001 and July 8, 2000 reflects a combined federal, state, and local effective tax rate of 39%.

Net Income
Net income for the twelve weeks ended July 14, 2001 was $2.4 million or $0.16 per diluted share compared to net income of $1.9 million or $0.15 per diluted share for the twelve weeks ended July 8, 2000.  For the twenty-eight weeks ended July 14, 2001, net income was $5.4 million or $0.38 per diluted share compared to net income of $3.4 million or $0.27 per share for the twenty-eight weeks ended July 8, 2000.  Net income for the twelve and twenty-eight weeks ended July 8, 2000 was favorably impacted by a one time $.5 million after tax gain related to the sale of Au Bon Pain.  Excluding this one time gain, the company’s net income was $1.4 million or $0.11 per diluted share for the twelve weeks ended July 8, 2000 and $2.9 million or $0.23 per diluted share for the twenty-eight weeks ended July 8, 2000.  The increase in net income in 2001 was due to an increase in restaurant sales and franchise revenues for Panera Bread bakery-cafes and commissary sales to franchisees.

Liquidity and Capital Resources
Cash and cash equivalents were $10.9 million at July 14, 2001 compared with $9.0 million at December 30, 2000. The Company’s principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and commissaries, and working capital. For the twelve and twenty-eight weeks ended July 14, 2001, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options.  Proceeds from the exercise of stock options totaled $.4 million and $4.6 million for the twelve and twenty-eight weeks ended July 14, 2001, respectively.

Funds provided by operating activities for the twenty-eight weeks ended July 14, 2001 were $12.0 million compared to $6.9 million for the twenty-eight weeks ended July 8, 2000. Funds provided by operating activities increased primarily as a result of increased net income and from the tax benefit from employee stock options exercised.

Total capital expenditures for the twenty-eight weeks ended July 14, 2001, were $13.9 million and were primarily related to the opening of 9 new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes. The expenditures were funded by cash from operating activities and the proceeds from the exercise of employee stock options. Total capital expenditures were $9.6 million for the twenty-eight weeks ended July 8, 2000, and were primarily related to the opening of 5 new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes.

On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 4.76% at July 14, 2001, which extends until December 31, 2003. As of July 14, 2001, the Company had $9.4 million available under the line of credit with $0.6 million utilized through the issuance of outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowings as of July 14, 2001.

Financing activities provided $4.4 million for the twenty-eight weeks ended July 14, 2001 and $2.1 million for the twenty-eight weeks ended July 8, 2000. The financing activities in the twenty-eight weeks ended July 14, 2001 included proceeds from the exercise of stock options of $4.6 million. The financing activities for the twenty-eight weeks ended July 8, 2000 included $1.3 million from the exercise of stock options and $11.1 million in proceeds from the issuance of debt offset by payments on debt and computer equipment financing of $10.4 million.

The Company had a working capital surplus of $9.6 million at July 14, 2001 and $2.8 million at December 30, 2000. The working capital surplus in 2001 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short term or long-term liquidity difficulties. It has been able to finance its operations through internally generated cash flow, its revolving line of credit and through the exercise of employee stock options.

During 2001, the Company currently anticipates spending a total of approximately $24 to $26 million, principally for the opening of approximately 17 new company-owned bakery-cafes and for maintaining and remodeling approximately 10 existing bakery-cafes. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its revolving line of credit and through the exercise of employee stock options.

Impact of Inflation
In the past, the Company has been able to recover inflationary cost and commodity price increases through increased menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company’s ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company’s net income have not been materially adverse.

A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

Forward-Looking Statements
Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words ‘‘estimate’’, ‘‘project’’, ‘‘target’’, ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘believes’’, ‘‘future’’, and similar expressions). These are statements which express management’s belief, expectations or intentions regarding the Company’s future performance. Moreover, a number of factors could cause the Company’s actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company’s operating results may be negatively affected by many factors, including but not limited to the lack of availability of sufficient capital to it and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, “Business Combinations” and FAS No. 142 “Goodwill and Other Intangible Assets”.  Neither of these two recently issued pronouncements will have a material impact on the company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company had no holdings of derivative financial or commodity instruments at July 14, 2001. The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
The company held its Annual Meeting of Stockholders on June 12, 2001 to consider and vote upon the following matters:

1.	To elect two (2) members of the Board of Directors, each for a three-year term ending at the Company’s 2004 Annual Meeting (the “Directors Proposal”); and

2.	To approve the adoption of the Company’s 2001 Employee, Director and Consultant Stock Option Plan (the “2001 Plan”) and to reserve 1,000,000 shares of Class A Common Stock, $.0001 par value per share, for stock options which may be granted under the 2001 Plan; and

3.	To ratify the action of the Board of Directors reappointing PricewaterhouseCoopers, LLP as auditors for the Company for the fiscal year ending December 29, 2001 (the “Auditors Proposal”);

With respect to the Directors Proposal:

The following votes were cast in favor of, and were withheld from, the respective nominations of George E. Kane and Larry J. Franklin, the two director nominees:

Director		For	Withheld
George E. Kane	Class A	10,280,999	91,948
	Class B	4,042,746	0

	Total	14,323,745	91,948

Larry J. Franklin	Class A	10,298,763	74,184
	Class B	4,042,746	0

	Total	14,341,509	74,184

Accordingly, Mr. Kane and Mr. Franklin were elected as members of the Board of Directors, each to serve a three year term expiring at the Company’s 2004 Annual Meeting and until his successor has been duly elected and qualified.

With respect to the Stock Option Plan Proposal:

The following votes were cast in favor of, were cast against, those abstaining, and broker non-votes for the approval of the adoption of the Company’s 2001 Stock Option Plan (the “2001 Plan”) and to reserve 1,000,000 shares of Class A Common Stock, $.0001 par value per share, for stock options which may be granted under the 2001 Plan:

	For	Against	Abstain	Broker Non-Votes
Class A	3,874,449	4,652,631	20,519	1,825,848
Class B	4,041,591	0	1,155	0

Total	7,916,040	4,652,631	21,674	1,825,848

Accordingly, the 2001 Plan was approved.

With respect to the Auditors Proposal:

The following votes were cast in favor of, were cast against, those abstaining and broker non-votes for the reappointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 29, 2001:

	For	Against	Abstain	Broker Non-Votes
Class A	10,339,038	29,618	4,270	521
Class B	4,041,591	0	1,155	0

Total	14,380,629	29,618	5,425	521

Accordingly, the Auditors Proposal was approved.

ITEM 5. Other Information
None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)         Exhibits.
Exhibit No.	Description

10.6.12	Employment Letter between the Registrant and Thomas C. Kish, dated as of April 5, 2001*.

*Filed herewith.

(b)        Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the twelve weeks ended July 14, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

Dated: August 27, 2001	By: /s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Dated: August 27, 2001	By: /s/ WILLIAM W. MORETON
William W. Moreton Chief Financial and Administration Officer