Form 10-Q
period 2001-10-06
PANERA BREAD CO
filed 2001-11-19
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 6, 2001

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission file number 0-19253

Panera Bread Company
(Exact name of registrant as specified in its charter)

Delaware	04-2723701
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

6710 Clayton Road, Richmond Heights, MO (Address of principal executive offices)	63117 (Zip code)

(314) 633-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

As of November 9, 2001, 12,804,306 shares and 1,331,563 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share information)

	October 6, 2001	December 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$11,869	$9,011
Accounts receivable, less allowance of $113 in 2001 and $86 in 2000	3,254	3,105
Inventories	2,950	2,442
Prepaid expenses	439	1,027
Refundable income taxes	252	474
Deferred income taxes	7,628	5,193

Total current assets	26,392	21,252

Property and equipment, net	73,914	59,857

Other assets:
Intangible assets, net of accumulated amortization of $7,681 in 2001 and $6,921 in 2000	17,758	17,790
Deferred financing costs	21	24
Deposits and other	5,106	4,731
Deferred income taxes	5,120	8,035

Total other assets	28,005	30,580

Total assets	$128,311	$111,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,981	$5,396
Accrued expenses	11,711	11,893
Current portion of computer equipment financing	—	374
Current portion of deferred revenue	908	800

Total current liabilities	16,600	18,463

Deferred revenue	1,222	1,638

Total liabilities	17,822	20,101

Stockholders’ equity:
Common stock, $.0001 par value:
Class A shares authorized 50,000,000; issued and outstanding 12,757,984 and 11,870,918 in 2001 and 2000, respectively	1	1
Class B shares authorized 2,000,000; issued and outstanding 1,331,563 and 1,481,922 in 2001 and 2000, respectively	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	93,475	82,971
Retained earnings	17,913	9,516

Total stockholders’ equity	110,489	91,588

Total liabilities and stockholders’ equity	$128,311	$111,689

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the twelve weeks ended		For the forty weeks ended
	October 6,	September 30,	October 6,	September 30,
	2001	2000	2001	2000

Revenues:
Restaurant sales	$38,486	$30,125	$115,045	$91,175
Franchise revenues	4,481	2,782	13,817	8,103
Commissary sales to franchisees	5,520	3,186	16,581	9,535

Total revenue	48,487	36,093	145,443	108,813

Costs and expenses:
Restaurant expenses:
Cost of food and paper products	12,025	9,988	36,074	30,308
Labor	11,104	8,709	33,774	26,740
Occupancy	2,716	2,158	8,278	6,694
Other operating expenses	5,107	4,186	15,580	11,975

	30,952	25,041	93,706	75,717

Commissary cost of sales	5,209	2,829	15,447	8,434
Depreciation and amortization	2,613	1,953	7,872	6,126
General and administrative expenses	4,720	3,795	14,479	11,174

Total costs and expenses	43,494	33,618	131,504	101,451

Operating profit	4,993	2,475	13,939	7,362
Interest expense, net	16	32	77	180
Other expense (income)	85	(252)	107	(266)
Gain on sale of Au Bon Pain Division	—	—	—	900

Income before income taxes	4,892	2,695	13,755	8,348
Income tax provision	1,908	1,051	5,358	3,256

Net income	$2,984	$1,644	$8,397	$5,092

Net income per common share — basic	$.21	$.13	$.61	$.41

Net income per common share — diluted	$.20	$.12	$.58	$.40

Weighted average shares of common and common equivalent shares outstanding
Basic	13,984	12,628	13,815	12,358

Diluted	14,673	13,403	14,448	12,799

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the forty weeks ended
	October 6, 2001	September 30, 2000

Cash flows from operations:
Net income	$8,397	$5,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,872	6,126
Amortization of deferred financing costs	9	—
Provision for losses on accounts receivable	27	61
Tax benefit from exercise of stock options	5,007	1,497
Deferred income taxes	480	436
Changes in operating assets and liabilities:
Accounts receivable	(176)	470
Inventories	(489)	(66)
Prepaid expenses	588	183
Refundable income taxes	222	—
Accounts payable	(1,415)	(1,616)
Accrued expenses	(182)	(249)
Deferred revenue	(308)	(311)

Net cash provided by operating activities	$20,032	$11,623

Cash flows from investing activities:
Additions to property, plant and equipment	(21,168)	(13,366)
Other	(749)	—
Increase in deposits and other	(375)	(1,185)
Payments received on notes receivable	—	35

Net cash used in investing activities	$(22,292)	$(14,516)

Cash flows from financing activities:
Increase in deferred financing costs	(6)	—
Exercise of employee stock options	5,224	4,939
Proceeds from issuance of debt	—	765
Principal payments on debt and computer equipment financing	(374)	(79)
Proceeds from issuance of common stock	274	114
Purchase of treasury stock	—	(900)

Net cash provided by financing activities	$5,118	$4,839

Net increase in cash and cash equivalents	2,858	1,946
Cash and cash equivalents at beginning of period	9,011	1,936

Cash and cash equivalents at end of period	$11,869	$3,882

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note A—Basis of Presentation

The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the ''Company’’) have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 30, 2000.

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

Note D – Gain on Sale of Asset

For the forty weeks ended September 30, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998 and amended October 28, 1998 included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with the Company agreeing to amend the original sales agreement to allow for the sale of the division by ABP Corporation.

Note E—Income Taxes

For the forty weeks ended October 6, 2001 and September 30, 2000, the Company realized tax benefits of approximately $5.0 million and $1.5 million, respectively, related to the exercise of employee stock options. Such tax benefits serve to reduce the Company’s income tax liability and increase additional paid-in capital. As of October 6, 2001, the Company has net operating losses of approximately $27.5 million, which can be carried forward up to 20 years to offset federal taxable income. As a result of utilizing the tax benefits related to the exercise of employee stock options, the Company’s net operating loss carryforward has increased during the forty weeks ended October 6, 2001.

Note F — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the forty weeks ended
	October 6,	September 30,	October 6,	September 30,
	2001	2000	2001	2000

Net income used in net income per common share — basic	$2,984	$1,644	$8,397	$5,092
Net income used in net income per common share — diluted	$2,984	$1,644	$8,397	$5,092
Weighted average number of shares outstanding — basic	13,984	12,628	13,815	12,358
Effect of dilutive securities:
Employee stock options	1,169	1,292	1,080	658
Stock warrants	—	—	—	46
Assumed treasury shares purchased from tax benefit	(480)	(517)	(447)	(263)
Weighted average number of shares outstanding — diluted	14,673	13,403	14,448	12,799
Per common share:
Basic:
Net income	$.21	$.13	$.61	$.41
Diluted:
Net income	$.20	$.12	$.58	$.40

Note G — Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, “Business Combinations” and FAS No. 142 “Goodwill and Other Intangible Assets”. These statements address the accounting and reporting for business combinations and the acquired goodwill and other intangible assets and the requirement for purchase accounting for business combinations. FAS 141 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In August 2001 the Financial Accounting Standards Board (FASB) issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains many of the provisions of FAS 121 and also includes the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30. It also addresses certain implementation issues related to FAS 121. None of these recently issued pronouncements will have a material impact on the Company’s financial statements.

Note H — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 6, 2001	December 30, 2000

Accrued Insurance	$1,029	$796
Rent	1,438	1,168
Compensation and employment related taxes	4,506	3,119
Taxes, other than income tax	1,551	1,780
Other	3,187	5,030

	$11,711	$11,893

Note I — Business Segment Information

In June 1997, the FASB issued SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information.’’ The Company has three reportable business segments. The Company Store Operations segment is comprised of the operating activities of the 103 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

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

	For the twelve weeks ended		For the forty weeks ended
	October 6,	September 30,	October 6,	September 30,
	2001	2000	2001	2000

	(in thousands)		(in thousands)
Revenues:
Company Store Operations	$38,486	$30,125	$115,045	$91,175
Franchise Operations	4,481	2,782	13,817	8,103
Commissary Operations	8,574	5,689	25,735	17,183
Intercompany Sales Eliminations	(3,054)	(2,503)	(9,154)	(7,648)

Total Revenues	$48,487	$36,093	$145,443	$108,813

Operating Profit:
Company Store Operations	$6,758	$4,627	$18,742	$13,898
Franchise Operations	3,852	2,251	11,746	6,504
Commissary Operations
Franchise	310	356	1,133	1,102
Company-owned	776	457	2,597	1,560

Total Commissary Operations	1,086	813	3,730	2,662
Unallocated General and Administrative
Expenses	(4,090)	(3,263)	(12,407)	(9,576)

Total Operating Profit Before Depreciation and Amortization Expense	$7,606	$4,428	$21,811	$13,488

Depreciation and Amortization Expense:
Company Store Operations	$1,608	$1,256	$4,749	$3,998
Commissary Operations	318	229	942	703
Corporate Administration	687	468	2,181	1,425

Total Depreciation and Amortization Expense	$2,613	$1,953	$7,872	$6,126

Note:   Operating Profit for Company Store Operations has been reduced by the Operating Profit for Commissary Operations of company-owned bakery-cafes, which is separately stated.

Note J – Treasury Stock

The Company spent approximately $900,000 during the twelve weeks ended September 30, 2000 to repurchase 54,500 shares of Class A Common Stock at an average cost of $16.49 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the forty weeks ended
	October 6,	September 30,	October 6,	September 30,
	2001	2000	2001	2000

Revenues:
Restaurant sales	79.4%	83.5%	79.1%	83.8%
Franchise revenues	9.2	7.7	9.5	7.4
Commissary sales to franchisees	11.4	8.8	11.4	8.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant expenses(1):
Cost of food and paper products	31.2	33.2	31.4	33.2
Labor	28.9	28.9	29.4	29.3
Occupancy	7.1	7.2	7.2	7.3
Other operating expenses	13.3	13.8	13.5	13.2

Total restaurant cost of sales	80.4	83.1	81.5	83.0

Commissary cost of sales(2)	94.4	88.8	93.2	88.5
Depreciation and amortization	5.4	5.4	5.4	5.6
General and administrative expenses	9.7	10.5	10.0	10.3

Operating profit	10.3	6.9	9.6	6.8
Interest expense, net	—	.1	.1	.1
Other (income) expense	.2	(.7)	.1	(.2)
Gain on sale of Au Bon Pain Division	—	—	—	.8

Income before income taxes	10.1	7.5	9.5	7.7
Income tax provision	3.9	2.9	3.7	3.0

Net income	6.2%	4.6%	5.8%	4.7%

(1)	As a percentage of Company restaurant sales.
(2)	As a percentage of commissary sales to franchisees.

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

Results of Operations

For the forty weeks ended September 30, 2000, the Company recorded a one-time gain of $.9 million before taxes ($.5 million after tax) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998 and amended October 28, 1998 included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with the Company agreeing to amend the original sales agreement to allow for the sale of the division by ABP Corporation.

Revenues

Total revenues for the twelve weeks ended October 6, 2001 increased 34.3% to $48.5 million compared to $36.1 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001 total revenue increased 33.6% to $145.4 million compared to $108.8 million for the forty weeks ended September 30, 2000. Several factors (as set forth below) contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable restaurant sales, and increases in average weekly sales volumes.

The following table sets forth certain unaudited financial information and other restaurant data relating to company-owned and franchise operated bakery-cafes:

	Twelve weeks ended		Forty weeks ended
	October 6, 2001	September 30, 2000	October 6, 2001	September 30, 2000

Number of bakery-cafes:
Company-owned:
Beginning of period	98	86	90	81
New bakery-cafes opened	5	3	14	8
Bakery-cafes closed	—	—	(1)	—

End of period	103	89	103	89

Franchise operated:
Beginning of period	211	132	172	102
New bakery-cafes opened	16	12	56	42
Bakery-cafes closed	—	—	(1)	—

End of period	227	144	227	144

System-wide:
Beginning of period	309	218	262	183
New bakery-cafes opened	21	15	70	50
Bakery-cafes closed	—	—	(2)	—

End of period	330	233	330	233

As of October 6, 2001 the Company has total commitments to develop 525 franchised bakery-cafes in addition to those already open.

Restaurant revenue for the twelve weeks ended October 6, 2001 for the Company increased 27.9% to $38.5 million from $30.1 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001 restaurant revenue for the Company increased 26.1% to $115.0 million from $91.2 million for the forty weeks ended September 30, 2000. The increase in restaurant revenue is primarily due to the opening of 17 new company-owned bakery-cafes since the end of the third quarter of 2000 and a 3.4% and 5.6% increase in comparable bakery-cafe sales for the twelve and forty weeks ended October 6, 2001, respectively. Additionally, the average weekly sales per company bakery-cafe (excluding the two specialty bakery-cafes) increased 9.1% to $32,178 for the twelve weeks ended October 6, 2001 and 11.6% to $30,565 for the forty weeks ended October 6, 2001.

Increases in comparable net bakery-cafe sales for the twelve and forty weeks ended October 6, 2001 were as follows:

	Twelve weeks ended	Forty weeks ended
	October 6, 2001	October 6, 2001

Company-owned	3.4%	5.6%
Franchise operated	4.2%	5.6%
System-wide	3.9%	5.6%

The above comparable bakery-cafe sales exclude the three specialty bakery-cafes (two company-owned and one franchised) and are based on sales for bakery-cafes in operation for 18 months or longer.

Franchise revenues consist of franchise fees and royalties. The Company’s franchise revenues rose 60.7% for the twelve weeks ended October 6, 2001 to $4.5 million from $2.8 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, franchise revenue for the Company increased 70.4% to $13.8 million from $8.1 million for the forty weeks ended September 30, 2000. The growth was primarily driven by an increase in franchise royalties. The increase in royalty revenue can be attributed to the addition of 84 franchised bakery-cafes opened since the end of the third quarter of 2000 and a 4.2% and 5.6% increase in comparable bakery-cafe sales for the twelve and forty weeks ended October 6, 2001, respectively. Additionally, the average weekly sales per franchised bakery-cafe (excluding the specialty bakery-cafe) increased 3.0% to $34,668 for the twelve weeks ended October 6, 2001 and 5.1% to $34,038 for the forty weeks ended October 6, 2001. The increase in average weekly sales per franchised bakery-cafe (excluding the specialty bakery-cafe) compared to the average weekly sales per company-owned bakery-cafe is due to the greater number of new franchised bakery-cafe openings at higher weekly sales volumes than existing bakery-cafes.

Commissary sales to franchisees increased 71.9% to $5.5 million for the twelve weeks ended October 6, 2001 from $3.2 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001 commissary sales to franchisees increased 74.7% to $16.6 million from $9.5 million for the forty weeks ended September 30, 2000. The increase was primarily driven by the increased number of franchised units open and the higher average weekly sales per franchised bakery-cafe as discussed previously.

Costs and Expenses

The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as Commissary Cost of Sales on the Consolidated Statements of Operations. The cost of food and paper products declined to 31.2% of restaurant sales for the twelve weeks ended October 6, 2001 as compared to 33.2% of restaurant sales for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, the cost of food and paper products declined to 31.4% of restaurant sales from 33.2% of restaurant sales for the forty weeks ended September 30, 2000. The improvement in 2001 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 101 additional system-wide bakery-cafes that have opened since September 30, 2000. For the twelve weeks ended October 6, 2001, there was an average of 23.3 bakery-cafes per commissary compared to an average of 16.2 for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, there was an average of 22.3 bakery-cafes per commissary compared to an average of 15.4 for the forty weeks ended September 30, 2000. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. This cost reduction has been partially offset by significantly increased costs for butter throughout 2001.

Labor expense was $11.1 million or 28.9% of restaurant sales for the twelve weeks ended October 6, 2001 compared to $8.7 million or 28.9% for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, labor expense was $33.8 million or 29.4% of restaurant sales compared to $26.7 million or 29.3% of restaurant sales for the forty weeks ended September 30, 2000. The labor percentage of restaurant sales was consistent between the twelve weeks ended October 6, 2001 and September 30, 2000, respectively, even though the average weekly sales per bakery-cafe increased. This was primarily due to the increase in the number of new company-owned bakery-cafes opened. Historically, new bakery-cafes have experienced increased training costs and inefficient labor as a percentage of restaurant sales until they reach an operational steady state. Labor cost percentages for new bakery-cafes usually normalize in approximately three periods. The effect on labor as a percentage of restaurant sales from new bakery-cafe openings was (.4%) of restaurant sales for the twelve weeks ended October 6, 2001 and (.5%) of restaurant sales for the forty weeks ended October 6, 2001. The decrease in labor cost percentage between the twelve weeks ending in 2001 and 2000, and the forty weeks ending in 2001 and 2000 is due primarily to increased average weekly sales volumes per bakery-cafe.

Occupancy costs were $2.7 million or 7.1% of restaurant sales for the twelve weeks ended October 6, 2001 compared to $2.2 million or 7.2% of restaurant sales for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001 occupancy costs were $8.3 million or 7.2% of restaurant sales compared to $6.7 million or 7.3% of restaurant sales for the forty weeks ended September 30, 2000. Occupancy costs as a percentage of restaurant sales were consistent between years even though the average weekly sales per bakery-cafe increased. This was primarily due to increasing percentage rents due to higher sales volumes and an increase in the number of new bakery-cafes which typically have higher occupancy costs.

Other restaurant operating expenses were $5.1 million or 13.3% of restaurant sales for the twelve weeks ended October 6, 2001 compared to $4.2 million or 13.8% of restaurant sales for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, other restaurant operating expenses were $15.6 million or 13.5% of restaurant sales compared to $12.0 million or 13.2% of restaurant sales for the forty weeks ended September 30, 2000. The decrease in other restaurant operating expenses as a percentage of restaurant sales for the twelve weeks ended October 6, 2001 as compared to the twelve weeks ended September 30, 2000 is due primarily to a decrease in advertising expenses for incremental television advertising in the Chicago market of approximately $.6 million. The increase in other restaurant expenses as a percentage of restaurant sales for the forty weeks ended October 6, 2001 as compared to the forty weeks ended September 30, 2000 is primarily due to increased expenses associated with centralized training and development and a modest increase in expenses related to a new customer feedback system.

For the twelve weeks ended October 6, 2001, commissary cost of sales was $5.2 million or 94.4% of commissary sales to franchisees compared to $2.8 million or 88.8% of commissary sales to franchisees for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, commissary cost of sales was $15.4 million or 93.2% of commissary sales to franchisees, compared to $8.4 million or 88.5% of commissary sales to franchisees for the forty weeks ended September 30, 2000. The higher commissary cost of sales between years is primarily due to the addition of 84 franchised bakery-cafes since the end of the third quarter of 2000 and higher average weekly sales per bakery-cafe. The higher percentage cost of sales in 2001 compared to 2000 is primarily due to increased butter prices, which had the effect of a 6.1% increase in commissary cost of sales for the twelve weeks ended October 6, 2001 and 4.3% increase in commissary cost of sales for the forty weeks ended September 30, 2000. The average price of butter per pound increased 66.1% to $2.06 per pound from $1.24 per pound for the twelve weeks ended October 6, 2001 and September 30, 2000, respectively. For the forty weeks ended October 6, 2001, the average price of butter increased 56.5% to $1.80 per pound from $1.15 per pound for the forty weeks ended September 30, 2000.

Depreciation and amortization was $2.6 million, or 5.4% of total revenue for the twelve weeks ended October 6, 2001 compared to $2.0 million or 5.4% of total revenue for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, depreciation and amortization was $7.9 million or 5.4% of total revenue compared to $6.1 million or 5.6% of total revenue for the forty weeks ended September 30, 2000. The improvement in depreciation and amortization as a percentage of total revenue for the forty weeks ended October 6, 2001 as compared to the forty weeks ended September 30, 2000 is primarily due to higher sales volumes which help leverage depreciation and amortization expense which are primarily fixed expenses.

General and administrative expenses were $4.7 million or 9.7% of total revenue, and $3.8 million or 10.5% of total revenue for the twelve weeks ended October 6, 2001 and September 30, 2000, respectively. For the forty weeks ended October 6, 2001, general and administrative expenses were $14.5 million or 10.0% of total revenue compared to $11.2 million or 10.3% of total revenue for the forty weeks ended September 30, 2000. The improvement in general and administrative expenses as a percentage of total revenue between 2001 and 2000 results primarily from higher sales volumes which help leverage general and administrative expenses.

Operating Profit

Operating profit for the twelve weeks ended October 6, 2001 increased to $5.0 million or 10.3% of total revenue from $2.5 million or 6.9% of total revenue for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, operating profit increased to $13.9 million or 9.6% of total revenue from $7.4 million or 6.8% of total revenue for the forty weeks ended September 30, 2000. Operating income for the twelve weeks and forty weeks ended October 6, 2001 rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees as well as the margin improvement resulting from the lower cost of food and paper products, other than butter.

Interest Expense

Interest expense was $.02 million or less than .1% of total revenue for the twelve weeks ended October 6, 2001 versus $.03 million or .1% of total revenue for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, interest expense was $.08 million or .1% of total revenue compared to $.2 million or .1% of total revenue for the forty weeks ended September 30, 2000. The decrease in interest expense is primarily due to repayment of computer equipment financing and lower interest rates.

Other Expense (Income)

Other expense was $.09 million for the twelve weeks ended October 6, 2001 compared to other income of $.3 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, other expense was $.1 million compared to other income of $.3 million for the forty weeks ended September 30, 2000. Other expense (income) consists primarily of expenses associated with the Company’s corporate owned life insurance (COLI) program offset by interest income.

For the forty weeks ended September 30, 2000, the Company recorded a one time gain of $.9 million before taxes ($.5 million after tax) related to the sale of Au Bon Pain. This gain is reported as a separate line item in the Company’s consolidated statement of operations.

Income Taxes

The provision for income taxes increased to $1.9 million for the twelve weeks ended October 6, 2001 versus $1.1 million for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, the provision for income taxes increased to $5.4 million from $3.3 million for the forty weeks ended September 30, 2000. The tax provision for the twelve weeks ended October 6, 2001 and September 30, 2000 and the forty weeks ended October 6, 2001 and September 30, 2000 reflects a combined federal, state, and local effective tax rate of 39%.

Net Income

Net income for the twelve weeks ended October 6, 2001 was $3.0 million or $0.20 per diluted share compared to net income of $1.6 million or $0.12 per diluted share for the twelve weeks ended September 30, 2000. For the forty weeks ended October 6, 2001, net income was $8.4 million or $0.58 per diluted share compared to net income of $5.1 million or $0.40 per diluted share for the forty weeks ended September 30, 2000. Net income for the twelve weeks ended September 30, 2000 was favorably impacted by a one time $.5 million after tax gain related to the sale of Au Bon Pain. Excluding this one time gain, the Company’s net income was $4.5 million or $0.35 per diluted share for the forty weeks ended September 30, 2000. The increase in net income in 2001 was primarily due to an increase in restaurant sales and franchise revenues for company-owned bakery-cafes and commissary sales to franchisees as well as margin improvement resulting from the lower cost of food and paper products, other than butter.

Liquidity and Capital Resources

Cash and cash equivalents were $11.9 million at October 6, 2001 compared with $9.0 million at December 30, 2000. The Company’s principal requirements for cash are capital expenditures for constructing and equipping new bakery-cafes and maintaining or remodeling existing bakery-cafes and commissaries, and working capital. For the twelve and forty weeks ended October 6, 2001, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options. Proceeds from the exercise of stock options totaled $5.2 million and $4.9 million for the forty weeks ended October 6, 2001 and September 30, 2000, respectively.

Funds provided by operating activities for the forty weeks ended October 6, 2001 were $20.0 million compared to $11.6 million for the forty weeks ended September 30, 2000. Funds provided by operating activities increased primarily as a result of increased net income and from the tax benefit from employee stock options exercised.

Total capital expenditures for the forty weeks ended October 6, 2001 were $21.2 million and were primarily related to the opening of 14 new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes and commissaries. The expenditures were funded by cash from operating activities and the proceeds from the exercise of employee stock options. Total capital expenditures were $13.4 million for the forty weeks ended September 30, 2000 and were primarily related to the opening of eight new company-owned bakery-cafes and for maintaining or remodeling existing bakery-cafes and commissaries.

On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 3.6% at October 6, 2001, which extends until December 31, 2003. As of October 6, 2001, the Company had $9.7 million available under the line of credit with $.3 million utilized through the issuance of outstanding standby letters of credit. The Company was in compliance with all covenants associated with its borrowings as of October 6, 2001.

Financing activities provided $5.1 million for the forty weeks ended October 6, 2001 and $4.8 million for the forty weeks ended September 30, 2000. The financing activities in the forty weeks ended October 6, 2001 included proceeds from the exercise of stock options of $5.2 million. The financing activities for the forty weeks ended September 30, 2000 included $4.9 million from the exercise of stock options, $.8 million, in proceeds from the issuance of debt offset by payments on debt and computer equipment financing of $.08 million and $.9 million in treasury stock expenditures to purchase 54,500 shares of Class A Common Stock at an average cost of $16.49 per share.

The Company had a working capital surplus of $9.8 million at October 6, 2001 and $2.8 million at December 30, 2000. The working capital surplus in 2001 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short term or long-term liquidity difficulties. It has been able to finance its operations through internally generated cash flow, its revolving line of credit and through the exercise of employee stock options.

During fiscal 2001, the Company currently anticipates spending a total of approximately $25 to $27 million, principally for the opening of approximately 17 new company-owned bakery-cafes and for maintaining and remodeling existing bakery-cafes and commissaries. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its revolving line of credit and through the exercise of employee stock options.

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

A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not presently anticipate any related future significant reductions in gross profit margins.

Forward-Looking Statements

Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion of growth or anticipated operating results are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (identified by the words ''estimate’’, ''project’’, ''target’’, ''anticipates’’, ''expects’’, ''intends’’, ''believes’’, ''future’’, and similar expressions). These are statements which express management’s present belief, expectations or intentions regarding the Company’s future performance. Moreover, a number of factors could cause the Company’s actual results to differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties. The Company’s operating results may be negatively affected by many factors, including but not limited to the lack of availability of sufficient capital to it and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, commodity costs, and other factors that may affect retailers in general. The foregoing list of important factors is not exclusive.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, “Business Combinations” and FAS No. 142 “Goodwill and Other Intangible Assets”. These statements address the accounting and reporting for business combinations and the acquired goodwill and other intangible assets and the requirement for purchase accounting for business combinations. FAS 141 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In August 2001 the Financial Accounting Standards Board (FASB) issued FAS 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets”. This statement retains many of the provisions of FAS 121 and also includes the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30. It also addresses certain implementation issues related to FAS 121. None of these recently issued pronouncements will have a material impact on the Company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no holdings of derivative financial or commodity instruments at October 6, 2001. The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

PART II. OTHER INFORMATION

ITEM 5. Other Information

On October 7, 2001, Richard C. Postle, resigned from his posts as President and Chief Operating Officer of the Company in order to enter into a joint venture agreement with the Company to develop 40 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. During the year prior to his resignation, Mr. Postle’s duties were primarily focused on the Company’s real estate development efforts. On August 27, 2001, the Company appointed Michael J. Nolan as its Senior Vice President and Chief Development Officer to perform the development duties previously assigned to Mr. Postle. Mr. Nolan formerly served as the Executive Vice President and as a member of the Board of Directors of John Harvard’s Brew House, LLC and Senior Vice President, Development of American Hospitality Concepts, Inc. Following his resignation, Mr. Postle has agreed to assist in the transition of his development responsibilities to Mr. Nolan and to serve as a consultant through June, 2002 to advise on development issues on an as needed basis.

In addition, on August 27, 2001, the Company appointed Jonathan R. Jameson as its Senior Vice President and Chief Brand Officer. Mr. Jameson formerly served as the Executive Vice President, Chief Strategy Officer of Advantica Restaurant Group, Inc.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit No.	Description

10.6.13	Employment Letter between the Registrant and Michael Nolan, dated as of July 26, 2001.*
10.6.14	Employment Letter between the Registrant and Jon Jameson, dated as of July 26, 2001.*

*Filed herewith.

        (b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the twelve weeks ended October 6, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

Dated: November 19, 2001	By:	/s/ RONALD M. SHAICH Ronald M. Shaich Chairman and Chief Executive Officer

Dated: November 19, 2001	By:	/s/ WILLIAM W. MORETON William W. Moreton Chief Financial and Administration Officer