Form 10-K405
period 2001-12-29
PANERA BREAD CO
filed 2002-03-22
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2001, or

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-19253

Panera Bread Company

(Exact name of registrant as specified in its charter)

Delaware	04-2723701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6710 Clayton Rd., Richmond Heights, MO (Address of principal executive offices)	63117 (Zip code)

(314) 633-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.0001 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K.    Yes ☑         No ☐

     The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of March 15, 2002 was approximately $860,056,593. There is no public trading market for the registrant’s Class B Common Stock.

     Number of shares outstanding of each of the registrant’s classes of common stock, as of March 15, 2002: Class A Common Stock, $.0001 par value: 13,042,865 shares, Class B Common Stock, $.0001 par value: 1,293,801 shares.

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 29, 2001. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

PART I

ITEM 1.	BUSINESS

GENERAL

      Panera Bread Company (including its wholly owned subsidiaries Panera, LLC, Pumpernickel, Inc., Pain Francais, Inc., and its indirect subsidiaries and joint venture) may be referred to as the “Company”, “Panera Bread” or in the first person notation of “we”, “us”, and “ours” in the following discussion. The term “company-owned bakery-cafes” refers to company-operated and joint venture operated bakery-cafes in the following discussion.

      The Company was originally formed in March, 1981 under the name Au Bon Pain Co., Inc. and consisted of three Au Bon Pain bakery-cafes and one cookie store. The Company continued to grow the Au Bon Pain concept domestically, primarily on the east coast, and internationally throughout the 1980’s and 1990’s. On December 22, 1993, the Company purchased the Saint Louis Bread Company. At the time, the Saint Louis Bread Company consisted of 19 company-owned and 1 franchised bakery-cafe primarily located in the Saint Louis, Missouri area. In August 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation for $73 million in cash before contractual purchase price adjustments of $1 million. The sale was effective on May 16, 1999. At that time, the Company changed its name to Panera Bread Company. Today the Company, through its wholly owned subsidiary Panera, LLC, operates bakery-cafes under the names Panera Bread and Saint Louis Bread Company.

      As of December 29, 2001, the Company had 100 company-operated bakery-cafes (including two specialty bakery-cafes), 10 bakery-cafes operated as a joint venture through a 90%-owned indirect subsidiary, for a total of 110 company-owned bakery-cafes, and 259 franchise-operated bakery-cafes (including one specialty bakery-cafe). The Company specializes in meeting four consumer dining needs (breakfast, lunch, daytime “chill out” (the time between breakfast and lunch and between lunch and dinner when customers visit our bakery-cafes to take a break from their daily activities) and take home bread) through providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

      The Company’s bakery-cafes are principally located in suburban, strip mall and regional mall locations. Its business is currently operating in 30 states. The Company’s revenues were approximately $201.1 million and system-wide sales for Panera Bread, which include sales by franchisees, were approximately $529.4 million for the fiscal year ended December 29, 2001.

      The following table sets forth certain unaudited financial information and other bakery-cafe data relating to company-owned and franchise-operated bakery-cafes:

	December 29,	December 30,	December 25,
	2001	2000	1999

Number of bakery-cafes:
Company-operated:
Beginning of year	90	81	70
Transferred to joint venture operated	(7)	—	—
New bakery-cafes opened	18	11	12
Bakery-cafes closed	(1)	(2)	(1)

End of year	100	90	81

	December 29,	December 30,	December 25,
	2001	2000	1999

Joint Venture operated:
Beginning of year	—	—	—
Transferred from company-owned	7	—	—
New bakery-cafes opened	3	—	—

End of year	10	—	—

Total company-owned (includes joint venture):
Beginning of year	90	81	70
New bakery-cafes opened	21	11	12
Bakery-cafes closed	(1)	(2)	(1)

End of year	110	90	81

Franchise operated:
Beginning of year	172	102	47
New bakery-cafes opened	88	70	56
Bakery-cafes closed	(1)	—	(1)

End of year	259	172	102

System-wide:
Beginning of year	262	183	117
New bakery-cafes opened	109	81	68
Bakery-cafes closed	(2)	(2)	(2)

End of year	369	262	183

CONCEPT AND STRATEGY

      The Company’s concept focuses on the emerging “Specialty Bread/ Bakery-Cafe” category. Its artisan breads, which are breads made with all natural ingredients and a craftsman’s attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept’s menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for an efficient and more special dining experience than that offered by traditional fast food. The concept’s goal is to make Panera Bread a nationally recognized brand name. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in four sub-businesses: breakfast, lunch, day-time “chill out”, and take home bread. On a system-wide basis, average annualized unit volume per bakery-cafe increased 8.1% for the fifty-two weeks ended December 29, 2001, to approximately $1,748,000 (excluding the three specialty cafes) compared to average annualized unit volume per system-wide bakery-cafe of approximately $1,617,000 (excluding the four specialty bakery-cafes) for the fifty-three weeks ended December 30, 2000.

      The distinctive nature of the Company’s menu offerings (centered around the fresh artisan bread products), the quality of its bakery-cafe operations, the Company’s signature cafe design and the prime locations of its cafes are integral to the Company’s success. The Company believes that its concept has significant growth potential in suburban markets, which it hopes to realize through both Company and franchise efforts. Franchising is a key component of the Company’s success. As of December 29, 2001, there were 259 franchised bakery-cafes opened and signed commitments to open an additional 518 bakery-cafes. As of December 30, 2000 there were 172 franchised bakery-cafes opened and signed commitments to open an additional 561 bakery-cafes.

      On October 7, 2001, the Company, through a 90%-owned indirect subsidiary, entered into a joint venture agreement with the Company’s former President and Chief Operating Officer as joint venture partner to develop and manage forty bakery-cafes in the Northern Virginia and Central Pennsylvania markets. The agreement entitles the joint venture partner to a specified percentage of the cash flows from the bakery-cafes developed and operated. The joint venture partner was required to invest a specified interest and is prohibited from selling or transferring his interest to another party without the Company’s consent. After five years, the Company has the right to purchase the joint venture partners’ interests at a contractually determined value based on a multiple of cash flow and the joint venture partner has the right to sell his interest back to the Company at a contractually determined value based on a multiple of cash flow. The Company believes that providing the joint venture partner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated joint venture partners which will result in a better customer experience. The Company expects to implement the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

MENU

      The menu is designed to provide the Company’s target customers with products which build on the strength of the Company’s bakery expertise and to meet customers’ new and ever-changing taste profiles. The key menu groups are fresh baked goods, made-to-order sandwiches, soups, and cafe beverages. Included within these menu groups are a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; hearty, unique soups; custom roasted coffees and cafe beverages such as espresso and cappuccino. The Company’s concept emphasizes the sophisticated specialty and artisan breads which support a take-home bread business.

      The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest within its target customer groups, the “bread loving trend-setters” and the “bread loving traditionalists”. Both of these target customer groups seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the “Trend-Setters”. New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company’s bakery-cafes to determine customer response and verify that preparation and operating procedures maintain consistency, high quality standards and profitability. If successful, they are then introduced in the Company’s bakery-cafes, and finally to the franchise bakery-cafes.

MARKETING

      The Company believes it competes on the basis of providing an entire experience rather than price. Pricing is structured so customers perceive good value, with high quality food at reasonable prices to encourage frequent visits. The Company measures its average check per transaction. The total average check per transaction at the company-owned bakery-cafes opened eighteen months or longer at December 29, 2001 was $6.19. Breakfast average check per transaction was $4.30, lunch average check per transaction was $7.26, and “chill out” average check per transaction was $5.39. The Company attempts to increase its per location sales through menu development, promotions, and by sponsorship of local community charitable events. The Company may utilize external media when deemed appropriate and cost effective in specific markets.

SITE SELECTION

      The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining demographic information within that area and information on breakfast and lunch competitors. Management evaluates the Company’s ability to establish a dominant presence within that area. Based on this competitive information the Company determines projected sales and return on investment. The Panera concept has proven successful in a number of different types of real estate (i.e., in-line malls, regional malls and free-standing).

      The Company uses sophisticated fixtures and materials in the bakery-cafe design for its concept. The design visually reinforces the distinctive difference between the Company’s bakery-cafes and other bakery-cafes serving breakfast and lunch. Many of the Company’s cafes also feature outdoor cafe seating. The average construction, equipment, furniture and fixture, and signage cost for the 21 bakery-cafes opened in 2001 was approximately $.76 million per bakery-cafe after landlord allowances.

      The average bakery-cafe size ranges between 3,500 and 5,000 square feet. Currently all company-owned bakery-cafes are in leased premises. Lease terms are typically ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.

BAKERY SUPPLY CHAIN

      All bakery-cafes in the system use fresh dough for their sourdough and artisan breads and bagels. Fresh dough is supplied daily by the Company’s commissary system for both company-owned and franchise-operated bakery-cafes. The following table sets forth the number of commissary facilities:

	December 29,	December 30,	December 25,
	2001	2000	1999

Regional Commissaries:
Company-operated	12	11	10
Franchise-operated(1)	1	2	2
Au Bon Pain Facility(2)	1	1	1

Total Commissaries	14	14	13

(1)	On September 17, 2001, the Company purchased a franchise-operated commissary in Lenexa, Kansas for $.96 million in cash.

(2)	Supplies fresh dough via a supply agreement.

      The Company’s commissary system is a significant competitive advantage for the Company. While requiring a major commitment of capital, the commissaries assure both consistent quality and supply of fresh dough products to both company-owned and franchised bakery-cafes. In order to develop a specific market with our concept, a commissary must be available to provide fresh product on a daily basis. A commissary may begin operations by serving one bakery-cafe, however, as our target markets are developed and built out over time, the commissary becomes more efficient. In addition, the commissary system allows the Company to control product quality for both company-owned and franchise operated bakery-cafes thereby increasing product consistency and enhancing brand identity. It is the intention of the Company to focus its immediate growth in areas that allow it to continue to gain efficiencies within its current commissary structure and to selectively enter new markets which would require the construction of additional facilities.

      The remaining baked goods served in the bakery-cafes are prepared with frozen dough. During 1996, the Company completed construction of a state of the art frozen dough production facility in Mexico, Missouri to supply frozen dough. On March 23, 1998, the Company sold the Mexico production facility and its wholesale frozen dough business to Bunge Food Corporation (“Bunge”) for approximately $13 million in cash. Concurrent with the sale, the Company entered into a five-year supply agreement with Bunge for the supply of substantially all of its frozen dough needs. The agreement automatically renews on an annual basis unless either party provides written cancellation notice to the other party.

      The sale of the frozen dough production facility provides economies of scale in plant production which are reflected in the economics of the five-year agreement and allows the Company to take advantage of Bunge’s significant purchasing power. The five-year supply agreement allows the bakery-cafes to continue to offer the same high quality fresh baked goods, based upon the premise that the frozen dough products purchased from Bunge are made on the same equipment, using the same proprietary processes and specifications as prior to the sale.

      The Company’s pricing for years one through four of the contract is at Bunge’s cost plus 18.07%. In year five of the contract, pricing changes to cost plus 36.0%. The Company charges a transfer price of 22.1% of retail to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s consolidated statement of operations based on the number of company-owned or franchise-operated bakery-cafes to the total system. The agreement contains minimum volume commitments, and provides for financial penalties if either party cancels the agreement before the initial term is complete. The contract pricing changes are effective March, 2002, and we expect the minimum volume commitments to be met in October, 2002. The Company is currently in the process of re-bidding this supply agreement.

COMPETITION

      The Company experiences competition from numerous sources in its trade areas. The Company’s bakery-cafes compete based on customers needs for breakfast, lunch, daytime “chill-out” and take home bread sales. The competitive factors are price, service, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company’s competitors may have capital resources exceeding those available to the Company. Our primary competitors include specialty food and casual dining restaurant retailers including national, regional, and locally-owned concepts.

MANAGEMENT INFORMATION SYSTEMS

      Each company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company’s corporate office.

      The Company’s in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to the Company’s accounting department in St. Louis on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each company-owned bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The commissaries have computerized systems which allow the commissaries to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafe.

      The Company has network/integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as store operating performance database systems.

DISTRIBUTION

      The Company currently utilizes independent distributors to distribute frozen dough products and other materials to company-owned bakery-cafes. By contracting with independent distributors, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. With the exception of fresh baked products supplied by the commissaries, virtually all other food products and supplies for retail operations, including paper goods, coffee, and smallwares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.

      Franchised bakery-cafes operate under individual contracts with either the Company’s distributor or other regional distributors.

FRANCHISE OPERATIONS

      The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees. The franchise agreement typically requires the payment of an up-front franchise fee of $35,000 and continuing royalties of 5% on sales from each bakery-cafe. Franchise-operated bakery-cafes follow the same standards for product quality, menu, site selection and bakery-cafe construction as do company-owned bakery-cafes. The Company does not finance franchisee construction or area development agreement purchases. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company’s commissary system supplies fresh dough products to substantially all franchise-operated bakery-cafes.

      The Company has entered into 30 separate franchise area development agreements as of December 29, 2001. The following table sets forth franchise commitments to open additional bakery-cafes.

	December 29,	December 30,	December 25,
	2001	2000	1999

Franchise commitments	777	733	645
Bakery-cafes opened	259	172	102

Commitments to open additional bakery-cafes	518	561	543

      The Company’s strategy is to execute growth in a controlled and disciplined manner. Under the terms of the franchise development agreements, a schedule is determined with respect to a specified number of franchise openings as to which the developer pays a non-refundable fee. In the event the schedule is not adhered to, the developer will lose development exclusivity in the territory. At the present time, the Company does not have any international franchise development agreements having decided to focus on domestic opportunities for expansion.

EMPLOYEES

      As of December 29, 2001, the Company had 2,478 full-time associates (defined as associates who average 25 hours or more per week), of whom 181 were employed in general or administrative functions principally at or from the Company’s Support Center (executive offices) in St. Louis, Missouri; 403 were employed in the Company’s commissary operations; and 1,894 were employed in the Company’s bakery-cafe operations as bakers and associates at the bakery-cafes. The Company also had 2,371 part-time hourly associates at the bakery-cafes. There are no collective bargaining agreements. The Company considers its employee relations to be excellent.

TRADEMARKS

      The “Panera Bread” and “Saint Louis Bread Company” names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.

GOVERNMENT REGULATION

      Each commissary, company-operated and franchised bakery-cafe is subject to regulation and licensing by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of commissaries and bakery-cafes as well as fines and possible closure relating to existing commissaries and bakery-cafes.

      The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of the franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company does not believe that current or potential future regulations of franchises have or will have any material impact on the Company’s operations. The Company is subject to the Fair Labor

Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.

      The Company and its commissaries are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings or the competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

      The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Americans with Disabilities Act, the Company could be required to expend funds to modify its company-owned bakery-cafes to provide service to, or make reasonable accommodations for the employment of, disabled persons. The Company believes that compliance with the requirements of the Americans with Disabilities Act will not have a material adverse effect on its financial condition, business or operations.

ITEM 2.	PROPERTIES

      All company-owned bakery-cafes are located in leased premises with lease terms typically for ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses, and real estate taxes and a contingent percentage rent based on sales above a stipulated sales level. The average bakery-cafe ranges from 3,500 to 5,000 square feet in size.

      Information with respect to the Company-operated leased commissaries as of December 29, 2001 is set forth below:

Facility	Square Footage

St. Louis, MO	12,100
Dallas, TX	7,800
Denver, CO	5,000
Washington, DC (located in Beltsville, MD)	8,900
Atlanta, GA	10,000
Detroit, MI	5,200
Minneapolis, MN	4,800
Cincinnati, OH	8,500
Warren, OH	11,000
Chicago, IL	20,600
Orlando, FL	5,900
Kansas City, KS	9,500

      The Company leases short-term office space in Norwood, MA, to house portions of its development and commissary functions for annual rent of approximately $27,200. We are building a new Boston area commissary and plan to move these functions to that facility in April, 2002.

      The Company leases approximately 34,000 square feet in Richmond Heights, MO for its corporate office. The annual rent is approximately $616,000. The lease expires October 31, 2010.

Panera Bread/ Saint Louis Bread Co. Bakery-Cafes

	Company-	Joint Venture	Franchise-
	operated	operated	operated	Total
State	bakery-cafes	bakery-cafes	bakery-cafes	bakery-cafes

Arkansas	0	0	1	1
Colorado	0	0	8	8
Florida	0	0	22	22
Georgia	8	0	2	10
Iowa	0	0	9	9
Illinois	28	0	19	47
Indiana	1	0	9	10
Kansas	0	0	10	10
Kentucky	0	0	4	4
Massachusetts	2	0	10	12
Maryland	0	0	9	9
Maine	0	0	1	1
Michigan	20	0	5	25
Minnesota	0	0	12	12
Missouri	38	0	14	52
North Carolina	0	0	9	9
Nebraska	0	0	5	5
New Hampshire	0	0	4	4
New Jersey	0	0	10	10
New York	2	0	0	2
Ohio	0	0	44	44
Oklahoma	0	0	13	13
Pennsylvania	0	2	16	18
Rhode Island	0	0	1	1
South Carolina	1	0	0	1
Tennessee	0	0	7	7
Texas	0	0	6	6
Virginia	0	8	0	8
Wisconsin	0	0	8	8
West Virginia	0	0	1	1

Totals	100	10	259	369

ITEM 3.	LEGAL PROCEEDINGS

      The Company is not subject to any material litigation, but is subject to claims and legal action in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED MATTERS.

     (a)     Market Information.

      The Company’s Class A Common Stock is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “PNRA”. There is no established public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated.

2000	High		Low

First Quarter	$9 1/	8	$6 1/	8
Second Quarter	$10 5/	8		$7
Third Quarter	$21 3/	8	$9 7/	8
Fourth Quarter	$25 7/	16	$15 1/	4

2001	High	Low

First Quarter	$30.11	$14.375
Second Quarter	$39.70	$28.00
Third Quarter	$43.67	$30.07
Fourth Quarter	$54.65	$34.55

      On March 15, 2002, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $59.99.

     (b)     Holders.

      On March 15, 2002, the Company had 1,408 holders of record of its Class A Common Stock and 55 holders of its Class B Common Stock.

     (c)     Dividends.

      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	For the fiscal years ended

	Dec. 29,	Dec. 30,	Dec. 25,	Dec. 26,	Dec. 27,
	2001	2000(1)	1999(3)	1998	1997

	(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$157,684	$125,486	$156,738	$237,102	$233,212
Franchise royalties and fees	19,577	12,059	7,384	6,161	5,974
Commissary sales to franchisees	23,856	13,844	7,237	6,397	11,704

Total Revenue	201,117	151,389	171,359	249,660	250,890

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	48,502	41,084	52,445	81,140	82,578
Labor	46,431	36,609	45,385	67,218	63,593
Occupancy	11,345	9,313	15,552	28,016	28,514
Other operating expenses	20,729	16,050	18,740	27,826	27,430

Total bakery-cafe expenses	127,007	103,056	132,122	204,200	202,115

Commissary cost of sales to franchisees	21,965	12,261	6,490	6,100	7,807
Depreciation and amortization	10,839	8,412	6,379	12,667	16,862
General and administrative expenses	19,589	16,381	17,104	18,769	16,417
Non-recurring charge	—	494	5,545	26,236	—

Total costs and expenses	179,400	140,604	167,640	267,972	243,201

Operating profit (loss)	21,717	10,785	3,719	(18,312)	7,689
Interest expense	72	164	2,745	6,396	7,204
Other expense (income), net	213	(409)	735	1,445	212
Minority interest	8	—	(25)	(127)	(42)

Income (loss) before income taxes and extraordinary item	21,424	11,030	264	(26,026)	315
Provision (benefit) for income taxes	8,272	4,177	511	(5,532)	(1,492)

Income (loss) before extraordinary item	13,152	6,853	(247)	(20,494)	1,807
Extraordinary loss from early extinguishment of debt, net of tax of $197.	—	—	382	—	—

Net income (loss)	$13,152	$6,853	$(629)	$(20,494)	$1,807

Per common share:
Basic:
Income (loss) before extraordinary item	$.95	$.55	$(.02)	$(1.72)	$.15
Extraordinary loss on early extinguishment of debt	—	—	$(.03)	—	—

Net income (loss)	$.95	$.55	$(.05)	$(1.72)	$.15

Diluted:
Income (loss) before extraordinary item	$.91	$.52	$(.02)	$(1.72)	$.15
Extraordinary loss on early extinguishment of debt	—	—	$(.03)	—	—

Net income (loss)	$.91	$.52	$(.05)	$(1.72)	$.15

	For the fiscal years ended

	Dec. 29,	Dec. 30,	Dec. 25,		Dec. 26,		Dec. 27,
	2001	2000(1)	1999(3)		1998		1997

	(in thousands, except per share data)
Weighted average shares of common stock outstanding:
Basic	$13,892	$12,557	$12,137		$11,943		$11,766
Diluted	14,443	13,134	12,137		11,943		11,913
Comparable bakery-cafe sales percentage increases for company-owned bakery-cafes	5.8%	8.1%	3.3	%(2)	2.1	%(4)	3.6	%(4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	18,337	9,011	1,936		1,860		853
Total assets	143,934	111,689	91,029		153,618		186,516
Long-term debt, less current maturities	—	—	—		34,089		42,527
Convertible subordinated notes	—	—	—		30,000		30,000
Stockholders’ equity	119,872	91,588	73,246		73,327		92,274
Company-owned bakery-cafes open	110	90	81	(5)	219		217

(1)	Fiscal year 2000 consists of 53 weeks. Fiscal years 2001, 1999, 1998 and 1997 were comprised of 52 weeks.

(2)	1999 comparable bakery-cafe sales exclude the results of the Au Bon Pain Division bakery-cafes.

(3)	Includes the results of the Au Bon Pain Division until it was sold on May 16, 1999.

(4)	Includes the results of the Au Bon Pain Division.

(5)	Consists of Panera Bread company-owned stores only at the end of 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal years ended

	December 29,	December 30,	December 25,
	2001	2000(3)	1999(4)

Revenues:
Bakery-cafe sales	78.4%	82.9%	91.5%
Franchise royalties and fees	9.7	8.0	4.3
Commissary sales to franchisees	11.9	9.1	4.2

Total revenue	100.0%	100.0%	100.0%

Cost and expenses:
Bakery-cafe expenses(1)
Cost of food and paper products	30.8%	32.7%	33.4%
Labor	29.4	29.2	29.0
Occupancy	7.2	7.4	9.9
Other operating expenses	13.1	12.8	12.0

Total bakery-cafe expenses	80.5%	82.1%	84.3%

	For the fiscal years ended

	December 29,	December 30,	December 25,
	2001	2000(3)	1999(4)

Commissary cost of sales to franchisees(2)	92.1%	88.6%	89.7%
Depreciation and amortization	5.4	5.6	3.7
General and administrative expenses	9.7	10.8	10.0
Non-recurring charge	—	.3	3.2

Operating profit	10.8	7.1	2.2
Interest expense	—	.1	1.6
Other expense (income), net	.1	(.3)	0.4
Minority interest	—	—	—

Income before income taxes and extraordinary item	10.7	7.3	0.2
Income taxes	4.1	2.8	0.3

Income (loss) before extraordinary item	6.5	4.5	(0.1)
Extraordinary loss from early extinguishment of debt, net of tax	—	—	0.2

Net income (loss)	6.5%	4.5%	(0.4)%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of commissary sales to franchisees.

(3)	Fiscal year 2000 is comprised of 53 weeks. Fiscal years 2001 and 1999 are comprised of 52 weeks.

(4)	On May 16, 1999, the Company completed the sale of its Bon Pain Division.

General

      The Company’s revenues are derived from bakery-cafe sales, commissary sales to franchisees and franchise royalties and fees. Commissary sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to bakery-cafe sales. The cost of commissary sales relates to the sale of fresh dough products to our franchisees. General and administrative and depreciation expenses relate to all areas of revenue generation.

      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year normally consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company’s fiscal year is comprised of 53 weeks.

      The following is a summary of increase in comparable net bakery-cafe sales:

	52 weeks ended	53 weeks ended	52 weeks ended
	December 29,	December 30,	December 25,
	2001	2000	1999

Company-owned	5.8%	8.1%	3.3%
Franchise-operated	5.8%	10.3%	2.0%
System-wide	5.8%	9.1%	2.9%

      The above comparable bakery-cafe sales exclude the specialty bakery-cafes and one relocated company-owned bakery-cafe. In 2001, there were two company-owned and one franchise operated specialty bakery-cafes. In 1999 and 2000, there were two company-owned and two franchise-operated specialty bakery-cafes. When computing comparable bakery-cafe sales, bakery-cafes open for at least 18 months are compared from period to period.

Divestiture of Au Bon Pain

      In August 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation for $73 million in cash before contractual purchase price adjustments of $1 million. The Sale was effective May 16, 1999. Results of operations for the fifty-two week period ended December 25, 1999, include the results of the divested Au Bon Pain Division for the period December 27, 1998 through May 16, 1999. The Au Bon Pain Division had $51.5 million of revenue and $3.2 million of operating earnings through May 16, 1999. For the fifty-two week period ended December 25, 1999, the Company recorded a pre-tax loss of $5.5 million related to the transaction, and a $0.6 million pre-tax ($0.4 million after-tax) extraordinary loss related to the early extinguishment of debt from the proceeds of the sale. For the quarter ended July 8, 2000, the Company recorded a one-time gain of $.9 million before taxes ($.5 million after-tax) related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. Additionally, during the fourth quarter ended December 30, 2000, the Company recorded a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division, which occurred in May 1999. Of that amount $.4 million, before taxes, represented a loss on the sale of the Au Bon Pain Division and $.5 million represented a receivable from Au Bon Pain, which had been fully reserved.

Fiscal Year 2001 Compared to Fiscal Year 2000

Results of Operations

Revenues

      Total revenues for the fifty-two weeks ended December 29, 2001 increased 32.8% to $201.1 million compared to $151.4 million for the fifty-three weeks ended December 30, 2000. Several factors contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable bakery-cafe sales, and increases in average weekly sales volumes.

      Bakery-cafe revenue for the fifty-two weeks ended December 29, 2001 increased 25.7% to $157.7 from $125.5 million for the fifty-three weeks ended December 30, 2000. The increase in bakery-cafe revenue is primarily due to the opening of 21 new company-owned bakery-cafes since December 30, 2000 and a 5.8% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 29, 2001. Additionally, the average weekly sales per company-owned bakery-cafe (excluding the two specialty bakery-cafes) increased 11.1% to $31,460 for the fifty-two weeks ended December 29, 2001 compared to $28,325 for the fifty-three weeks ended December 30, 2000.

      Franchise royalties and fees rose 62.0% for the fifty-two weeks ended December 29, 2001 to $19.6 million from $12.1 million for the fifty-three weeks ended December 30, 2000. The components of franchise royalties and fees are as follows:

	2001	2000

Franchise royalties	$16,838	$10,124
Franchise fees	2,739	1,935

Total	$19,577	$12,059

      The increase in royalty revenue can be attributed to the addition of 88 franchised bakery-cafes opened since December 30, 2000 and a 5.8% increase in comparable bakery-cafe sales (excluding the specialty bakery-cafe) for the fifty-two weeks ended December 29, 2001. Additionally, the average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe) increased 5.4% to $34,607 for the fifty-two weeks ended December 29, 2001 compared to $32,832 for the fifty-three weeks ended December 30, 2000. The higher dollar average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe) compared to the average weekly sales per company-owned bakery-cafe is due to the greater number of new franchised bakery-cafe openings (i.e., opened in the last three years), which have opened at higher weekly sales volumes than previously existing bakery-cafes.

      As of December 29, 2001 the Company had total commitments to develop 518 franchised bakery-cafes in addition to those already open. We expect these bakery-cafes to open according to the time table established in the area development agreements which would be approximately within the next 1-10 years.

      Commissary sales to franchisees increased 73.2% to $23.9 million for the fifty-two weeks ended December 29, 2001 from $13.8 million for the fifty-three weeks ended December 30, 2000. The increase was primarily driven by the increased number of franchised units open and the higher average weekly sales per franchise operated bakery-cafe as discussed previously.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes as well as the cost of food and paper products supplied by the outside vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees on the consolidated statements of operations. The cost of food and paper products declined to 30.8% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 as compared to 32.7% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The improvement in 2001 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 109 additional system-wide bakery-cafes that have opened since December 30, 2000. For the fifty-two weeks ended December 29, 2001, there was an average of 22.6 bakery-cafes per commissary compared to an average of 16.3 for the fifty-three weeks ended December 30, 2000. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. This cost reduction has been partially offset by significantly increased costs for butter throughout 2001.

      Labor expense was $46.4 million or 29.4% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $36.6 or 29.2% for the fifty-three weeks ended December 30, 2000. The labor percentage of bakery-cafe sales increased between the fifty-two weeks ended December 29, 2001 and the fifty-three weeks ended December 30, 2000, even though the average weekly sales per bakery-cafe increased. This was primarily due to the increase in the number of new company-owned bakery-cafes opened and a slight increase in the cost of benefits (insurance and bonuses) as a percent of bakery-cafe sales. Historically, new bakery-cafes have experienced increased training costs and inefficient labor as a percentage of bakery-cafe sales until they reach an operational steady state. Labor cost percentages for new bakery-cafes usually normalize in approximately three four-week periods. The effect on labor as a percentage of bakery-cafe sales from new bakery-cafe openings was (.6)% for the fifty-two weeks ended December 29, 2001 and (.5)% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000.

      Occupancy costs were $11.3 million or 7.2% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $9.3 million or 7.4% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The improvement in occupancy costs as a percentage of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 as compared to the fifty-three weeks ended December 30, 2000 is primarily due to the bakery-cafe higher average weekly sales volumes which help leverage occupancy costs that are primarily fixed expenses.

      Other bakery-cafe operating expenses were $20.7 million or 13.1% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $16.1 million or 12.8% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 as compared to the fifty-three weeks ended December 30, 2000 is due primarily to increased expenses associated with centralized training and development, a modest increase in expenses related to a new customer feedback system and a modest increase in utilities.

      For the fifty-two weeks ended December 29, 2001, commissary cost of sales to franchisees was $22.0 million or 92.1% of commissary sales to franchisees compared to $12.3 million or 88.6% of commissary sales to franchisees for the fifty-three weeks ended December 30, 2000. The higher commissary cost of sales between years is primarily due to the addition of 88 franchised bakery-cafes since the end of 2000 and higher average weekly sales per bakery-cafe. The higher percentage cost of sales in 2001 compared to 2000 is primarily due to increased butter prices, which had the effect of a 3.5% increase in commissary cost of sales for the fifty-two weeks ended December 29, 2001. The average price of butter per pound increased 40.7% to $1.73 per pound for the fifty-two weeks ended December 29, 2001, from $1.23 per pound for the fifty-three weeks ended December 30, 2000.

      Depreciation and amortization was $10.8 million or 5.4% of total revenue for the fifty-two weeks ended December 29, 2001 compared to $8.4 million or 5.6% of total revenue for the fifty-three weeks ended December 30, 2000. The improvement in depreciation and amortization as a percentage of total revenue for the fifty-two weeks ended December 29, 2001 as compared to the fifty-three weeks ended December 30, 2000 is primarily due to higher sales volumes which help leverage depreciation and amortization expense that are primarily fixed expenses.

      General and administrative expenses were $19.6 million or 9.7% of total revenue, and $16.4 million or 10.8% of total revenue for the fifty-two weeks ended December 29, 2001 and the fifty-three weeks ended December 30, 2000, respectively. The improvement in general and administrative expenses as a percentage of total revenue between 2001 and 2000 results primarily from higher revenues, which help leverage general and administrative expenses.

Non-recurring Charge

      A non-recurring charge of $.5 million was recorded in the fifty-three weeks ended December 30, 2000. This charge included three components. In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division, which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Division and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. In the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of approximately $.5 million which includes approximately $.3 million for the write-down of impaired assets related to the closing of two bakery-cafes to be closed in the first quarter of 2001. Additionally, this charge included approximately $.2 million for the write-off of fixed assets related to two bakery-cafes that were closed in the fourth quarter of 2000.

Operating Profit

      Operating profit for the fifty-two weeks ended December 29, 2001 increased to $21.7 million or 10.8% of total revenue from $10.8 million or 7.1% of total revenue for the fifty-three weeks ended December 30, 2000. Operating income for the fifty-two weeks ended December 29, 2001 rose primarily due to increased revenues at company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees as well as the margin improvement resulting from the lower cost of food and paper products, other than butter.

Interest Expense

      Interest expense was $.1 million for the fifty-two weeks ended December 29, 2001 compared to $.2 million for the fifty-three weeks ended December 30, 2000. The decrease in interest expense is primarily due to repayment of computer equipment financing and lower interest rates.

Other Expense (Income)

      Other expense was $.2 million for the fifty-two weeks ended December 29, 2001 compared to other income of $.4 million for the fifty-three weeks ended December 30, 2000. Other expense (income) consists primarily of expenses associated with the Company’s corporate owned life insurance (COLI) program, which increased $.2 million in 2001 compared to 2000.

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner in the Northern Virginia/ Central Pennsylvania area.

Income Taxes

      The provision for income taxes increased to $8.3 million for the fifty-two weeks ended December 29, 2001 compared to $4.2 million for the fifty-three weeks ended December 30, 2000. The tax provision for the fifty-two weeks ended December 29, 2001 and the fifty-three weeks ended December 30, 2000 reflects a combined federal, state, and local effective tax rate of 38.6% and 37.9%, respectively.

      As of December 29, 2001 and December 30, 2000, the Company has net operating losses of approximately $23.9 million and $20.9 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At December 29, 2001 and December 30, 2000, the Company had Federal jobs tax credit carryforwards of approximately $1.2 million, which expire in the years 2014 - 2015 and charitable contribution carryforwards of approximately $5.0 million and $4.8 million, respectively, which expire in the years 2002 - 2006. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3.2 million and $3.8 million at December 29, 2001 and December 30, 2000, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

Net Income

      Net income for the fifty-two weeks ended December 29, 2001 was $13.2 million or $.91 per diluted share compared to net income of $6.9 million or $.52 per diluted share for the fifty-three weeks ended December 30, 2000. The increase in net income in 2001 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as margin improvement resulting from the lower cost of food and paper products.

Fiscal Year 2000 Compared to Fiscal Year 1999

Results of Operations

      Effective May 16, 1999, the Company completed its transaction to sell the Au Bon Pain Division. For the fifty-three weeks ended December 30, 2000, results of operations include only the results of the Panera Bread/ Saint Louis Bread Company. Results of operations for the fifty-two weeks ended December 25, 1999 also include the results of the divested Au Bon Pain Division through the date of the divestiture. For the fifty-two weeks ended December 25, 1999, the Company recorded a $5.5 million pre-tax loss related to the sale and a $.4 million extraordinary loss net of tax related to the early extinguishments of debt.

      In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the

Au Bon Pain Division and $.5 million represents a receivable from Au Bon Pain which management has fully reserved.

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

Revenues

      Total revenues for the fifty-three weeks ended December 30, 2000 declined 11.7% to $151.4 million compared to $171.4 million for the fifty-two weeks ended December 25, 1999. The decrease was primarily due to the inclusion of the Au Bon Pain Division’s results through May 16, 1999. For Panera Bread on a stand-alone basis, total revenues increased 37.5% from $110.1 million in 1999. Several factors (as set forth below) contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable bakery-cafe sales, increases in average weekly sales volumes, as well as the extra week in the fifty-three week fiscal year.

      Bakery-cafe revenue for the fifty-three weeks ended December 30, 2000 declined 19.9% to $125.5 million from $156.7 million for the fifty-two weeks ended December 25, 1999. Bakery-cafe revenue for Panera Bread on a stand-alone basis for the fifty-three weeks ended December 30, 2000 increased 28.9% to $125.5 million from $97.4 million for the fifty-two weeks ended December 25, 1999. The increase in bakery-cafe revenue on a stand-alone basis is primarily due to the opening of 11 new company-owned bakery-cafes since December 25, 1999 and an 8.1% increase in comparable store sales for the fifty-three weeks ended December 30, 2000. Additionally, for Panera Bread on a stand-alone basis the average weekly sales per company-owned bakery-cafe (excluding the two specialty bakery-cafes) increased 13.9% to $28,325 for the fifty-three weeks ended December 30, 2000 compared to $24,867 for the fifty-two weeks ended December 25, 1999.

      Franchise royalties and fees increased 63.5% for the fifty-three weeks ended December 30, 2000 to $12.1 million from $7.4 million for the fifty-two weeks ended December 25, 1999. For the fifty-three weeks ended December 30, 2000, franchise royalties and fees increased 89.1% to $12.1 million from $6.4 million for the fifty-two weeks ended December 25, 1999 for Panera Bread on a stand-alone basis. The growth was primarily driven by an increase in franchise royalties. The increase in royalty revenue can be attributed to the addition of 70 franchised bakery-cafes opened since December 25, 1999 and a 10.3% increase in comparable bakery-cafe sales for the fifty-three weeks ended December 30, 2000. Additionally, for Panera Bread on a stand-alone basis, the average weekly sales per franchised bakery-cafe (excluding the two specialty bakery-cafes) increased 12.5% to $32,832 for the fifty-three weeks ended December 30, 2000 compared to $29,186 for the fifty-two weeks ended December 25, 1999. The higher dollar average weekly sales per franchised bakery-cafe (excluding the two specialty bakery-cafes) compared to the average weekly sales per company-owned bakery-cafe is due to the greater number of new franchised bakery-cafe openings (i.e. opened in the last three years), which have opened at higher weekly sales volumes than previously existing bakery-cafes.

      As of December 30, 2000, the Company had total commitments to develop 561 franchised bakery-cafes in addition to those already open.

      Commissary sales to franchisees increased 91.7% to $13.8 million for the fifty-three weeks ended December 30, 2000 from $7.2 million for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, commissary sales to franchisees increased 119.0% from $6.3 million for the fifty-two weeks ended December 25, 1999. The increase was primarily driven by the increased number of franchised units open and the higher average weekly sales per franchised bakery-cafe as discussed previously.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough product to company-owned bakery-cafes as well as the cost of food and paper products supplied by the outside vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees on the consolidated statements of operations. The cost of food and paper products declined to 32.7% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 as compared to 33.4% of bakery-cafe sales for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, the cost of food and paper products was 32.7% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compared to 33.8% for the fifty-two weeks ended December 25, 1999. The improvement in 2000 is primarily due to the increased efficiency of commissary operations due to higher sales volumes and the 81 additional system-wide bakery-cafes that have opened since December 25, 1999. For Panera Bread on a stand-alone basis, for the fifty-three weeks ended December 30, 2000, there was an average of 16.3 bakery-cafes per commissary compared to an average of 11.8 for the fifty-two weeks ended December 25, 1999. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. Additionally, the commodity markets were fairly stable in 2000.

      Labor expense was $36.6 million or 29.2% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compared to $45.4 million or 29.0% for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, labor expense was $36.6 million or 29.2% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compared to $27.5 million or 28.3% for the fifty-two weeks ended December 25, 1999. The increase in labor cost as a percentage of bakery-cafe sales was primarily due to an increase in the average hourly wage paid by the Company as a result of the highly competitive labor market, an increase in management staffing, and increased management bonuses due to better operating performance.

      Occupancy costs were $9.3 million or 7.4% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compared to $15.6 million or 9.9% of bakery-cafe sales for the fifty-two weeks ended December 25, 1999. The decrease in occupancy cost and as a percentage of bakery-cafe sales were due to the sale of the Au Bon Pain Division, which had historically incurred higher occupancy costs due to their locations in downtown areas of larger cities. For Panera Bread on a stand-alone basis, the Company incurred $9.3 million or 7.4% of bakery-cafe sales in occupancy costs for the fifty-three weeks ended December 30, 2000 compared to $7.2 million or 7.4% of bakery-cafe sales for the fifty-two weeks ended December 25, 1999.

      Other bakery-cafe operating expenses were $16.1 million or 12.8% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compared to $18.7 million or 12.0% of bakery-cafe sales for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, $16.1 million or 12.8% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000 compares to $11.8 million or 12.1% of bakery-cafe sales for the fifty-two weeks ended December 25, 1999. The increased other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fiscal year ending December 30, 2000 was primarily due to $1.0 million of incremental advertising expenses recorded in connection with the television advertising campaign initiated in the Chicago and St. Louis markets.

      For the fifty-three weeks ended December 30, 2000, commissary cost of sales to franchisees was $12.3 million or 88.6% of commissary sales to franchisees compared to $6.5 million or 89.7% of commissary sales to franchisees for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, $12.3 million or 88.6% of commissary sales to franchisees for the fifty-three weeks ended December 30, 2000 compares to $6.6 million or 103.3% of commissary sales to franchisees for the fifty-two weeks ended December 25, 1999. The higher commissary cost of sales between years is primarily due to the addition of 70 franchised bakery-cafes since December 25, 1999 and higher average weekly sales per bakery-cafe. The lower percentage cost of sales in 2000 compared to 1999 is primarily due to the increased purchasing leverage at the commissaries.

      Depreciation and amortization was $8.4 million, or 5.6% of total revenue for the fifty-three weeks ended December 30, 2000, compared to $6.4 million or 3.7% of total revenue for the fifty-two weeks ended December 25, 1999. The increase was due to the fact that fiscal year 1999 included revenues from the Au Bon Pain Division while depreciation expenses for the Au Bon Pain Division were suspended as the division was classified as an asset held for sale.

      General and administrative expenses were $16.4 million, or 10.8% of total revenue, and $17.1 million, or 10.0% of total revenue, for the fifty-three weeks ended December 30, 2000 and the fifty-two weeks ended

December 25, 1999, respectively. For Panera Bread on a stand-alone basis, $16.4 million or 10.8% of total revenue for the fifty-three weeks ended December 30, 2000 compares to $12.6 million or 11.4% of total revenue for the fifty-two weeks ended December 25, 1999. The decrease on a stand-alone basis as a percentage of total revenue between years is primarily due to the fact that in fiscal year 1999, the Company was paying Au Bon Pain for transitional services at the same time that it was building its accounting and information technology infrastructure. Therefore, there were a number of duplicative costs incurred by the Company in fiscal year 1999.

Non-recurring Charge

      A non-recurring charge of $.5 million was recorded in the fiscal year ended December 30, 2000. This charge included three components. In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of this agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division, which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Division and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. In the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of approximately $.5 million which includes approximately $.3 million for the write-down of impaired assets, related to the closing of two bakery-cafes to be closed in the first quarter of 2001. Additionally, this charge included approximately $.2 million for the write-off of fixed assets related to two bakery-cafes that were closed in the fourth quarter of 2000.

      In fiscal year 1999, in conjunction with the sale of the Au Bon Pain Division, the Company recorded a non-cash, non-recurring, pre-tax charge of $5.5 million. This, in conjunction with a charge of $24.2 million taken in the fourth quarter of 1998, reflected a write-down under Statement of Financial Standards No. 14, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of.”

Operating Profit

      Operating profit for the fifty-three weeks ended December 30, 2000 increased to $10.8 million or 7.1% of total revenue from $3.7 million or 2.2% of total revenue for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, operating profit was $10.8 million or 7.1% of total revenue for the fifty-three weeks ended December 30, 2000 compared to $5.1 million or 4.7% of total revenue for the fifty-two weeks ended December 25, 1999. Operating income in fiscal year 2000 rose primarily due to increased revenues from company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees. Operating income for the Company for fiscal year 1999 was favorably impacted by $4.7 million in reduced depreciation and amortization expenses associated with the Au Bon Pain Division assets held for sale after August 12, 1998. Operating profit for fiscal year 1999 was negatively affected by the $5.5 million non-recurring charge related to the sale of the Au Bon Pain Division.

Interest Expense

      Interest expense was $.2 million or .1% of total revenue for the fifty-three weeks ended December 30, 2000 compared to $2.7 million or 1.6% of total revenue for the fifty-two weeks ended December 25, 1999. The decrease in interest expense is primarily due to repayment of the Company’s outstanding debt with the proceeds from the sale of the Au Bon Pain Division. For Panera Bread on a stand-alone basis, $.2 million or .1% of total revenues for the fifty-three weeks ended December 30, 2000 compares to $.4 million or .4% of total revenue for the fifty-two weeks ended December 25, 1999.

Other Expense (Income)

      Other income was $.4 million for the fifty-three weeks ended December 30, 2000 compared with $.7 million of other expense for the fifty-two weeks ended December 25, 1999. For Panera Bread on a stand-alone basis, the $.4 million of other income for the fifty-three weeks ended December 30, 2000 compares to $.2 million of other expense for the fifty-two weeks ended December 25, 1999. The decrease in other expense during fiscal year 2000 was favorably impacted by increased interest income.

Income Taxes

      The provision for income taxes increased to $4.2 million for the fifty-three weeks ended December 30, 2000 compared with $.5 million for the fifty-two weeks ended December 25, 1999. The tax provision for the fifty-three weeks ended December 30, 2000, reflects a combined federal, state, and local effective tax rate of 38%. The tax provision for the fifty-two weeks ended December 25, 1999 of 194% was due to the impact of state income taxes, non-deductible meals and entertainment allowances as well as non-deductible goodwill on a significantly reduced pre-tax income.

      As of December 30, 2000 and December 25, 1999, the Company had net operating losses of approximately $20.9 million and $24.8 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At December 30, 2000 and December 25, 1999, the Company had Federal jobs tax credit carryforwards of approximately $1.2 million, which expire in the years 2014 - 2015 and charitable contribution carryforwards of approximately $4.8 million and $3.8 million, respectively, which expire in the years 2000 - 2003. In addition, the Company has Federal alternative minimum tax credit carryforwards of approximately $3.8 million and $3.7 million at December 30, 2000 and December 25, 1999 respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

Net Income

      Net income for the fifty-three weeks ended December 30, 2000 was $6.9 million or $.52 per diluted share compared to a net loss of $.6 million or $.05 per diluted share for the fifty-two weeks ended December 25, 1999. The increase in net income for the fifty-three weeks ended December 30, 2000 was due to an increase in bakery-cafe sales and franchise revenues for Panera Bread bakery-cafes and the absence of significant net charges related to the sale of the Au Bon Pain Division in 1999. Net income for 1999 was negatively impacted by a $.4 million extraordinary loss, net of tax, that was taken due to the early extinguishments of debt and a $5.5 million pre-tax non-recurring charge related to the sale of the Au Bon Pain Division. During the fifty-three weeks ended December 30, 2000, the Company recorded a $.9 million pre-tax gain related to post-transaction negotiations arising out of the sale of the Au Bon Pain Division. This gain was offset by a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division recorded in the fourth quarter of 2000. For Panera Bread on a stand-alone basis, net income was $4.3 million for the fifty-two weeks ended December 25, 1999, which included a tax benefit of $1.4 million recorded in the fourth quarter of 1999.

Critical Accounting Policies & Estimates

      The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.

      The Company believes the following critical accounting policies involve additional management judgement due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues upon the performance of services. Revenue is recorded from franchisees after the Company has performed substantially all of its material obligations and when earned for royalties.

      The Company has recorded a valuation allowance to reduce its deferred tax assets related to capital loss carryforwards on the sale of the Au Bon Pain Division, deferred state tax assets whereby the Company no longer operates, and charitable contributions the Company will not be able to utilize prior to expiring. The Company limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of the net deferred tax assets.

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over twenty-five years with the exception of the commissary purchased in September of 2001. The goodwill resulting from the acquisition of the commissary in the quarter ended October 6, 2001 is reviewed periodically for impairment. The Company examines the carrying value of its excess of cost over net assets acquired and other intangible assets to determine whether there are any impairment losses. If indications of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

      Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible and other long-lived assets and, if so, the amount of any such impairment, by comparing anticipated discounted future operating income from acquired businesses with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors.

Other Commitments

      The Company is obligated under noncancelable operating leases for its administrative offices, commissaries and bakery-cafes. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is prime tenant or a guarantor for certain of the operating leases of the Au Bon Pain Division for annual rental payments for Au Bon Pain company-owned store operating leases and annual rental payments for Au Bon Pain franchise store operating leases as of December 29, 2001. The contingent liability will continue to decrease over time as these operating leases for the Au Bon Pain Division expire or are not renewed. Currently, the Company has not had to make any payments related to the Au Bon Pain lease guarantees. The Au Bon Pain Division continues to have primary liability for these operating leases.

Liquidity and Capital Resources

      Cash and cash equivalents were $18.3 million at December 29, 2001 compared with $9.0 million at December 30, 2000. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling and maintaining commissaries and for enhancements of information systems. For the fifty-two weeks ended December 29, 2001, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options. Proceeds from the exercise of stock options totaled $6.7 million for the fifty-two weeks ended December 29, 2001 and $8.2 million for the fifty-three weeks ended December 30, 2000.

      Funds provided by operating activities for the fifty-two weeks ended December 29, 2001, were $33.0 million compared to $20.1 million for the fifty-three weeks ended December 30, 2000. Funds provided by operating activities increased primarily as a result of an increase in net income and from the tax benefit from employee stock options exercised. The Company expects that for 2002, the tax benefit from employee stock options exercised will continue to be a significant portion of funds provided by operating activities.

      Total capital expenditures for the fifty-two weeks ended December 29, 2001, were $29.7 million and were primarily related to the opening of twenty-one new company-owned bakery-cafes, the acquisition of one commissary, and for maintaining or remodeling existing bakery-cafes and commissaries. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $20.1 million for the fifty-three weeks ended December 30, 2000, and were primarily related to the opening of eleven new company-owned bakery-cafes and one additional commissary.

      On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 2.9% at December 29, 2001, which extends until December 31, 2003. As of December 29, 2001, the Company had $9.7 million available under the line of credit with $0.3 million utilized by outstanding standby letters of credit to back the workers’ compensation insurance program. The Company was in compliance with all covenants associated with its borrowings as of December 29, 2001.

      Financing activities provided $7.0 million for the fifty-two weeks ended December 29, 2001 and $7.8 million for the fifty-three weeks ended December 30, 2000. The financing activities in the fifty-two weeks ended December 29, 2001 included $6.7 million from the exercise of stock options. The financing activities for the fifty-three weeks ended December 30, 2000 included $8.2 million from the exercise of stock options, $.8 million in proceeds from the issuance of debt offset by payments on debt and computer equipment financing of $.4 million, and $.9 million in treasury stock to purchase 54,500 shares of Class A Common Stock at an average cost of $16.49 per share.

      The Company had a working capital surplus of $13.6 million at December 29, 2001 and $2.8 million at December 30, 2000. The increase in the working capital surplus in 2001 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short-term or long-term liquidity difficulties having been able to finance its operations through internally generated cash flow, its revolving line of credit, and through the exercise of employee stock options.

      During 2002, the Company currently anticipates spending a total of approximately $33 to $35 million, principally for the opening of approximately 22 new company-owned bakery-cafes, the acquisition of three bakery-cafes in Jacksonville, Florida, the opening of three to four additional commissaries, for maintaining and remodeling existing bakery-cafes and for remodeling and expansion of existing commissaries. The Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $.76 million which is net of landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its revolving line of credit and through the exercise of employee stock options.

      Our capital requirements, including development costs related to the opening of additional bakery-cafes, commissaries and for maintenance and remodel expenditures have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented where necessary, by borrowings on our revolving line of credit and the exercise of employee stock options, will be sufficient to fund our capital requirements through 2002.

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

Forward Looking Statements

      Matters discussed in this report which relate to events or developments that are expected to occur in the future, including any discussion, express or implied, of anticipated growth, operating results or earnings contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements identified by the words “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “anticipates”, “expects”, “intends”, “believes”, “future”, and similar expressions, contain management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties, and could be negatively affected by many factors. These factors include but are not limited to the lack of availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company, variations in the number and timing of bakery-cafe openings, public acceptance of new bakery-cafes, consumer preferences, competition, national and regional weather conditions, changes in restaurant operating costs, particularly food and labor, and other factors that may affect retailers in general.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 defines derivatives instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137 deferred the effective date to January 1, 2001. As of December 29, 2001, the Company had derivative instruments which consisted primarily of immaterial fixed purchase contracts.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS), “Business Combinations”. SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations and establishes specific criteria for recognition of intangible assets separately from goodwill. The Company has adopted the provision of SFAS 141 for all business combinations which occurred after July 2001. The Company’s purchase of the fresh dough facility in September 2001 was accounted for in accordance with its provisions.

      In July 2001, the Financial Accounting Standards board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test. Other finite lived assets will continue to be amortized over their useful life. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in fiscal year 2002. It is expected that the adoption of the statement will result in the reduction of $988,000 in goodwill amortization on a pre-tax basis in fiscal year 2002.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal year 2002. The Company anticipates adoption will be immaterial on the financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 29, 2001, the Company had derivative instruments which consisted primarily of immaterial fixed price purchase contracts. The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following described consolidated financial statements of the Company are included in response to this item:

Report of Independent Accountants.

Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.

Consolidated Statements of Operations for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Notes to Consolidated Financial Statements.

Valuations and Qualifying Accounts.

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Panera Bread Company:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

March 5, 2002

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	Dec. 29,	Dec. 30,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$18,337	$9,011
Accounts receivable, less allowance of $67 in 2001 and $86 in 2000	4,871	3,105
Inventories (Note 3)	3,459	2,442
Prepaid expenses	1,649	1,027
Deferred income taxes (Note 9)	7,289	5,193
Other	399	474

Total current assets	36,004	21,252
Property and equipment, net (Note 4)	79,693	59,857
Other assets:
Goodwill, net of accumulated amortization of $7,909 in 2001 and $6,921 in 2000	17,530	17,790
Deposits and other (Note 10)	5,020	4,755
Deferred income taxes (Note 9)	5,687	8,035

Total other assets	28,237	30,580

Total assets	$143,934	$111,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,271	$5,396
Accrued expenses (Note 6)	16,433	11,893
Current portion of computer equipment financing	—	374
Current portion of deferred revenue (Note 17)	677	800

Total current liabilities	22,381	18,463
Deferred revenue (Note 17)	1,125	1,638

Total liabilities	23,506	20,101

Commitments and contingencies (Note 8)

Minority Interest (Note 11)	556	—
Stockholders’ equity (Note 12):
Common stock, $.0001 par value:
Class A, shares authorized 50,000,000; issued 13,009,039 and outstanding 12,954,539 in 2001 and issued 11,925,418 and outstanding 11,870,918 in 2000	1	1
Class B, shares authorized 2,000,000; issued and outstanding 1,294,300 in 2001 and 1,481,922 in 2000	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	98,103	82,971
Retained earnings	22,668	9,516

Total stockholders’ equity	119,872	91,588

Total liabilities and stockholders’ equity	$143,934	$111,689

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the fiscal years ended

	December 29,	December 30,	December 25,
	2001	2000	1999

Revenues:
Bakery-cafe sales	$157,684	$125,486	$156,738
Franchise royalties and fees	19,577	12,059	7,384
Commissary sales to franchisees	23,856	13,844	7,237

Total revenue	201,117	151,389	171,359

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	48,502	41,084	52,445
Labor	46,431	36,609	45,385
Occupancy	11,345	9,313	15,552
Other operating expenses	20,729	16,050	18,740

Total bakery-cafe expenses	127,007	103,056	132,122

Commissary cost of sales to franchisees	21,965	12,261	6,490
Depreciation and amortization	10,839	8,412	6,379
General and administrative expenses	19,589	16,381	17,104
Non-recurring charge (Note 5)	—	494	5,545

Total costs and expenses	179,400	140,604	167,640

Operating profit	21,717	10,785	3,719
Interest expense	72	164	2,745
Other expense (income), net	213	(409)	735
Minority interest	8	—	(25)

Income before income taxes and extraordinary item	21,424	11,030	264
Income taxes (Note 9)	8,272	4,177	511

Income (loss) before extraordinary item	13,152	6,853	(247)
Extraordinary loss from early extinguishments of debt, net of tax of $197	—	—	382

Net income (loss)	$13,152	$6,853	$(629)

Earnings per common share:
Basic:
Income (loss) before extraordinary item	$.95	$.55	$(.02)
Extraordinary loss on the early extinguishment of debt	—	—	(.03)

Net income (loss)	$.95	$.55	$(.05)

Diluted:
Income (loss) before extraordinary item	$.91	$.52	$(.02)
Extraordinary loss on the early extinguishment of debt	—	—	(.03)

Net income (loss)	$.91	$.52	$(.05)

Weighted average shares of common stock outstanding:
Basic	13,892	12,557	12,137
Diluted	14,443	13,134	12,137

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the fiscal years ended

	Dec. 29,	Dec. 30,	Dec. 25,
	2001	2000	1999

Cash flows from operations:
Net income (loss)	$13,152	$6,853	$(629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,851	8,500	6,785
Provision for losses on accounts receivable	27	(111)	93
Minority interest	8	—	(25)
Tax benefit from exercise of stock options	8,023	4,001	—
Deferred income taxes	252	664	42
Loss on early extinguishment of debt	—	—	382
Non-recurring charge	—	494	5,545
Changes in operating assets and liabilities:
Accounts receivable	(1,793)	(308)	(1,596)
Inventories	(998)	(562)	(65)
Prepaid expenses	(622)	(543)	(3,560)
Refundable income taxes	323	(376)	—
Accounts payable	(125)	1,861	(3,037)
Accrued expenses	4,540	(645)	769
Deferred revenue	(636)	234	2,011

Net cash provided by operating activities	33,002	20,062	6,715

Cash flows from investing activities:
Additions to property and equipment	(29,685)	(20,089)	(15,306)
Proceeds from sale of assets	—	—	72,163
Change in cash included in net current liabilities held for sale	—	—	(466)
Payments received on notes receivable	—	35	114
Other	(749)	—	(80)
(Decrease) Increase in deposits and other	(271)	(771)	855

Net cash (used in) provided by investing activities	(30,705)	(20,825)	57,280

Cash flows from financing activities:
Exercise of employee stock options	6,714	8,206	96
Proceeds from long-term debt issuance	—	765	41,837
Principal payments on long-term debt and computer equipment financing	(374)	(391)	(106,073)
Purchase of treasury stock	—	(900)	—
Proceeds from issuance of common stock	395	182	148
Common stock issued for employee stock bonus	—	—	304
Increase in deferred financing costs	(6)	(24)	(110)
Increase (decrease) in minority interest	300	—	(121)

Net cash provided by (used in) financing activities	7,029	7,838	(63,919)

Net increase in cash and cash equivalents	9,326	7,075	76
Cash and cash equivalents at beginning of year	9,011	1,936	1,860

Cash and cash equivalents at end of year	$18,337	$9,011	$1,936

Supplemental cash flow information:
Cash paid during the year for:
Interest	$32	$85	$4,250
Income taxes	$73	$512	$241

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999
(in thousands)

	Common Stock $.0001 Par Value

	Class A		Class B		Treasury Stock		Additional		Total
							Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, Dec. 26, 1998.	10,518	$1	1,558	$—	—	$—	$70,033	$3,293	$73,327
Exercise of employee stock options	14						96		96
Issuance of common stock	29						148		148
Issuance of common stock for employee bonus	48						304		304
Conversions of Class B to Class A	22		(22)
Net loss	—	—	—	—	—	—	—	(629)	(629)

Balance, Dec. 25, 1999.	10,631	1	1,536	—	—	—	70,581	2,664	73,246
Exercise of employee stock options	1,089						8,206		8,206
Issuance of common stock	20						182		182
Issuance of common stock for employee bonus	—						1	(1)	—
Exercise of Warrants	132
Conversions of Class B to Class A	54		(54)
Repurchase of Class A common stock	(55)				55	(900)			(900)
Income tax benefit related to stock option plan							4,001		4,001
Net income	—	—	—	—	—	—	—	6,853	6,853

Balance, Dec. 30, 2000	11,871	1	1,482	—	55	(900)	82,971	9,516	91,588
Exercise of employee stock options	880						6,714		6,714
Issuance of common stock	16						395		395
Conversions of Class B to Class A	188		(188)
Income tax benefit related to stock option plan							8,023		8,023
Net income	—	—	—	—	—	—	—	13,152	13,152

Balance, Dec. 29, 2001	12,955	$1	1,294	$—	55	$(900)	$98,103	$22,668	$119,872

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names “Panera Bread Company” and “Saint Louis Bread Company”. Up until the year ended December 26, 1998, the Company operated under the name Au Bon Pain Co., Inc. and consisted of two retail bakery-cafe businesses and two franchising businesses operating under the concept names “Au Bon Pain” and “Saint Louis Bread Company”. As described in Note 5, effective on May 16, 1999, the Company sold the Au Bon Pain Division.

2.     Summary of Accounting Policies

Basis of Presentation and Principles of Consolidation

      For the year ended December 29, 2001, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiary Panera, Inc. (now Panera, LLC) and, through Artisan Bread, LLC, an indirect subsidiary, a 90% investment in Cap City Bread, LLC, in which a minority interest is held by a joint venture partner. For the years ended December 30, 2000, and December 25, 1999, the consolidated financial statements consist of the accounts of Panera Bread Company and Panera, Inc., (now Panera, LLC) its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

      Substantially all accounts receivable at fiscal year-end are due from franchisees for purchases of fresh dough from the Company’s commissaries and for royalties from December sales. The Company generally does not require collateral and maintains reserves for potential uncollectable accounts, which in the aggregate have not exceeded management’s expectation.

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

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

straight-line method over the shorter of their estimated useful lives or the remaining terms of the leases. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	10-23 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-10 years
Signage	10 years

      Interest, to the extent it is incurred, is capitalized when in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest amounted to $0, $0, and $96,279 in 2001, 2000 and 1999, respectively.

      Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Goodwill

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired at the original acquisition of the Company and the purchase of a commissary in the quarter ended October 6, 2001. Goodwill from the original acquisition is amortized on a straight-line basis over twenty-five years. The goodwill which arose from the purchase of the commissary in September of 2001 is not being amortized. The Company examines the carrying value of its excess of cost over net assets acquired and other intangible assets to determine whether there are any impairment losses. If indications of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements. Amortization expense was approximately $1.0 million for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Impairment of Long-Lived Assets

      Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible and other long-lived assets and, if so, the amount of any such impairment, by comparing anticipated undiscounted future operating income from acquired businesses with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No impairment of long-lived assets were determined during the fiscal years ended December 29, 2001, and December 30, 2000, however, as described in Note 5, a pre-tax impairment charge of $5.5 million was recognized in 1999 in connection with the sale of the Au Bon Pain Division.

Income Taxes

      The provision for income taxes is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalization of Certain Development Costs

      The Company capitalizes direct expenses associated with the development and construction of new bakery-cafe locations. Capitalized costs of $1.1 million and $.8 million as of December 29, 2001 and December 30, 2000, respectively, are recorded as part of the asset to which they relate and are amortized over the asset’s useful life.

Franchise Royalties and Fees and Revenue Recognition

      Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties, both domestically and internationally. Upon the completion of the sale of the Au Bon Pain Division on May 16, 1999, the Company no longer had any international franchisees. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafe. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.

      The Company records revenues from bakery-cafe sales upon delivery of the related food products to the customer. Revenues from commissary sales to franchisees are recorded upon delivery.

Advertising Costs

      The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $3.5 million, $2.8 million, and $1.8 million for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Pre-Opening Costs

      All pre-opening costs associated with the opening of new bakery-cafe locations are expensed when incurred.

Fiscal Year

      The Company’s fiscal year ends on the last Saturday in December. Fiscal years for the consolidated financial statements included herein include 52 weeks for the fiscal year ended December 29, 2001, 53 weeks for the fiscal year ended December 30, 2000, and 52 weeks for the fiscal year ended December 25, 1999.

Earnings Per Share Data

      Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, warrants and preferred stock. Earnings per common share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

      The carrying amount of the Company’s accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Recently Issued Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 defines derivatives instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137 deferred the effective date for one year to January 1, 2001. As of December 29, 2001, the Company had derivative instruments, which consisted primarily of immaterial fixed price purchase contracts.

      In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS), “Business Combinations”. SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations, and establishes specific criteria for recognition of intangible assets separately from goodwill. The Company has adopted the provisions of SFAS 141 for all business combinations which occurred after July 2001. The Company’s purchase of the commissary in September, 2001 was accounted for in accordance with its provisions.

      In July 2001, the Financial Accounting Standards board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 and has accounted for this purchase of the fresh dough facility in the quarter ended October 6, 2001, accordingly.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company will adopt SFAS No. 144 beginning in fiscal 2002.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     Inventories

      Inventories consist of the following (in thousands):

	December 29,	December 30,
	2001	2000

Food:
Commissaries	$402	$310
Bakery-cafes	1,157	908
Paper goods	221	170
Smallwares	1,604	1,036
Other	75	18

	$3,459	$2,442

4.     Property and Equipment

      Major classes of property and equipment consist of the following (in thousands):

	December 29,	December 30,
	2001	2000

Leasehold improvements	$54,447	$39,852
Machinery and equipment	39,459	30,358
Furniture and fixtures	11,812	8,497
Signage	2,739	2,167
Construction in progress	4,612	3,537

	113,069	84,411
Less accumulated depreciation and amortization	33,376	24,554

Property and equipment, net	$79,693	$59,857

      The Company recorded depreciation expense related to these assets of $9.9 million, $7.4 million, and $5.4 million in 2001, 2000, and 1999, respectively.

5.     Sale of Au Bon Pain Division and Non-recurring Charges

      The Company, together with its wholly-owned subsidiary ABP Holdings, Inc. (“ABPH”) entered into a Stock Purchase Agreement dated August 12, 1998 and amended October 28, 1998 with ABP Corporation (the “Buyer”), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.P., relative to the transfer of substantially all of the assets and liabilities of the Company’s Au Bon Pain Division business (the “Au Bon Pain Division”) and sale of all of the outstanding capital stock of ABPH to the Buyer, whereby the Buyer would become the owner of the Au Bon Pain Division (the “Sale”). The Sale was effective May 16, 1999 for $73 million in cash before contractual purchase price adjustments of approximately $1 million. The Company, which now consists of the Panera Bread/ Saint Louis Bread Company Division only, has been renamed Panera Bread Company. The proceeds from the sale were used to repay all outstanding debt and provide cash for growth. In addition, the Company recorded an extraordinary loss net of taxes of $0.4 million associated with the early extinguishment of debt outstanding in the second quarter of 1999.

      In conjunction with the sale, the Company recorded a non-cash, non-recurring, pre-tax charge of $5.5 million in the first quarter of 1999. This charge was to reflect a write-down under Statement of Financial Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

be Disposed of” (“SFAS 121”). The charge is included as a separate component of operating expenses. The non-cash charge was taken to record an impairment for long-lived assets to be disposed of as a result of the agreement entered into for the subsequent sale of the Au Bon Pain Division. Operating income for the year ended December 25, 1999, was favorably impacted by $4.7 million due to the suspension of depreciation and amortization associated with the Au Bon Pain Division assets held for sale effective after August 12, 1998.

      In fiscal year 1999, revenues and net operating income (before non-recurring charges and the suspension of depreciation and amortization) in the Au Bon Pain Division through the time of its sale on May 16, 1999, were $51.5 million and $3.2 million respectively.

      In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement dated August 12, 1998, and amended October 28, 1998, included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received in connection with amending the original sales agreement to allow for a sale. The one time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division was substantially offset in the fourth quarter of 2000 by the recording of a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division which occurred in May 1999. Of that amount $.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Division and $.5 million represents a receivable from Au Bon Pain which management has fully reserved. Also in the fourth quarter of 2000, the Company recorded a pre-tax, non-recurring charge to earnings of approximately $.5 million which includes approximately $.3 million for the write-down of impaired assets, related to the closing of two bakery-cafes in the first quarter of 2001. Additionally, this charge included approximately $.2 million for the write-off of fixed assets related to two bakery-cafes that were closed in the fourth quarter of 2000.

6.     Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 29,	December 30,
	2001	2000

Accrued insurance	$949	$796
Rent	1,665	1,168
Compensation and employment related taxes	5,455	3,119
Taxes, other than income taxes	940	1,780
Other	7,424	5,030

	$16,433	$11,893

7.     Long-term Debt

      The Company had a $10.0 million unsecured revolving line of credit at December 29, 2001 and December 30, 2000, respectively. The revolving line of credit bears an interest rate of LIBOR plus 1%, approximately 2.9% and 7.5% at December 29, 2001 and December 30, 2000, respectively. The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants. The revolving credit agreement also contains a commitment fee of .225% and .50% of the unused portion of the revolving line of credit at December 29, 2001 and December 30, 2000, respectively. At December 29, 2001 and December 30, 2000, the Company had outstanding letters of credit against the revolving line of credit aggregating $.3 million and $.6 million, respectively. There were no outstanding borrowings under the revolving credit agreement at December 29,

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2001 and December 30, 2000. As of December 29, 2001, and December 30, 2000, the Company was in compliance with all debt covenants.

8.     Commitments and Contingent Liabilities

      The Company is obligated under noncancelable operating leases for its administrative offices, commissaries, and bakery-cafes. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts.

      Aggregate minimum requirements under non-cancelable operating leases excluding contingent liabilities for Au Bon Pain Division leases were, as of December 29, 2001, approximately as follows (in thousands):

2002	$10,952
2003	10,676
2004	10,366
2005	8,944
2006	8,100
Thereafter	26,919

$75,957

      Rental expense under operating leases was approximately $9.9 million, $8.5 million, and $14.0 million in 2001, 2000, and 1999, respectively, which included contingent (i.e., percentage rent) payments of approximately $0.4 million, $0.4 million, and $1.1 million, respectively.

      The Company is a prime tenant or guarantor for certain of the operating leases of the Au Bon Pain Division which approximated $12.8 million of annual rental payments for Au Bon Pain company-owned store operating leases and $.8 million of annual rental payments for Au Bon Pain franchise store operating leases as of December 29, 2001. The liability from leases or guarantees will continue to decrease over time as these operating leases for the Au Bon Pain Division expire or are not renewed. Currently, the Company has not had to make any payments related to the Au Bon Pain leases or guarantees. The Au Bon Pain Division continues to have primary liability for these operating leases.

      Aggregate minimum requirements under non-cancelable operating leases for the Au Bon Pain Division on which the Company is a guarantor were, as of December 29, 2001, approximately as follows (in thousands):

2002	$13,537
2003	11,484
2004	9,788
2005	7,754
2006	6,639
Thereafter	13,297

$62,499

      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     Income Taxes

      The provision for income taxes in the consolidated statements of operations is comprised of the following (in thousands):

	December 29,	December 30,	December 25,
	2001	2000	1999

Current:
Federal	$6,807	$—	$—
State	1,213	(488)	469

	8,020	(488)	469

Deferred:
Federal	148	3,455	(13)
State	104	1,210	55

	252	4,665	42

Tax provision before extraordinary item	$8,272	$4,177	$511

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income before income taxes and extraordinary item follows:

	2001	2000	1999

Statutory rate provision	35.0%	35.0%	34.0%
State income taxes, net of federal tax benefit	4.0	4.5	68.3
Charitable contributions	(.9)	(1.2)	—
Company-owned life insurance (See Note 10)	0.1	—	32.8
Non-deductible goodwill and meals and entertainment	0.3	0.6	58.7
Other, net	0.1	0.1	(0.2)
Change in valuation allowance	—	(1.1)	—

	38.6%	37.9%	193.6%

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

	2001	2000

Current assets/liabilities:
Receivables reserve	$26	$35
Accrued expenses	1,263	1,558
Net operating loss carryforward	6,000	3,600

Total current	7,289	5,193
Non-current assets/liabilities:
Property, plant and equipment	(722)	(685)
Accrued expenses	542	743
Goodwill	(2,048)	(1,879)
Tax credit carryforward	4,465	5,079
Net operating loss carryforward	3,704	4,881
Charitable contribution carryforward	1,930	1,963
Capital loss carryforward	2,435	2,552

Total non-current	10,306	12,654

Total deferred tax asset	17,595	17,847
Valuation allowance	(4,619)	(4,619)

Total net deferred tax asset	$12,976	$13,228

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on the sale of the Au Bon Pain Division, the expectation that deferred state tax assets will be unrealizable in states where the Company no longer operates and that the Company will be unable to utilize certain charitable contribution carryforwards prior to their expiration. As of December 29, 2001 and December 30, 2000, the Company had net operating losses of approximately $23.9 million and $20.9 million, respectively, which can be carried forward twenty years to offset Federal taxable income. At December 29, 2001 and December 30, 2000, the Company had Federal jobs tax credit carryforwards of approximately $ 1.2 million, which expire in the years 2014-2015 and charitable contribution carryforwards of approximately $5.0 million and $4.8 million, respectively, which expire in the years 2002-2006. In addition, the Company had Federal alternative minimum tax credit carryforwards of approximately $3.2 million and $3.8 million at December 29, 2001 and December 30, 2000, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis.

      As discussed in Note 10, the Company is a party to a Company-owned life insurance program (“COLI”). Due to the leveraged nature of the program, the Company received substantial tax benefits for the period 1994 — 1998. Recent tax court litigation, not involving the Company, has raised the possibility that such tax benefits may be disallowed by the Internal Revenue Service. Management has provided appropriate reserves which it believes, should such disallowance occur, will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.     Deposits and Other

      During fiscal 1997, the Company established a deposit program with its food products and supplies distributor, which allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion. The deposit outstanding was $1.6 million at December 29, 2001 and December 30, 2000.

      During fiscal year 1994, the Company established a company-owned life insurance program (“COLI”) covering a substantial portion of its employees. At December 29, 2001 and December 30, 2000, the cash surrender value of $12.2 million and $13.1 million, respectively, the mortality income receivable of $3 million and $2.6 million, respectively, and the insurance policy loans of $12.2 million and $13.0 million, respectively, were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 10.25% for the year ended December 29, 2001. In 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company’s COLI program. The Company included $0.2 and $0.0 million of expenses in other (income) expense, net, relating to COLI in 2001 and 2000, respectively.

11.     Joint Venture

      The Company, through Artisan Bread, LLC, an indirect subsidiary, entered into a limited liability company operating agreement on October 7, 2001, with the Company’s former President and Chief Operating Officer as joint venture partner. The new LLC will develop and manage up to forty bakery-cafes in the Northern Virginia and Central Pennsylvania markets. The agreement entitles the former president, through the company he formed to act as a member of the LLC, to a specified percentage (currently 10%) of the cash flows from the bakery-cafes developed and operated by the LLC. He is required to make a mandatory capital contributions of $25,000 per bakery-cafe developed under the agreement, and he may make additional voluntary contributions up to 19% of the cost of each bakery-cafe developed under the agreement, and receive a proportionate increase in his share of the cash flows. Although he receives no salary for his services, he will receive an operating fee equal to the difference between (a) the sum of 4% of the gross sales and $40,000 (increased by 3.5% annually beginning in 2003) for each bakery-cafe opened by the LLC, and (b) expenses incurred by the LLC in connection with bakery-cafe operations other than license and administrative fees and expenses which relate solely to an individual bakery-cafe. Applicable expenses include, without limitation, all costs relating to district, regional and area supervision above the store level, bakery supervision, field training, training functions, neighborhood marketing, and recruiting and relocation. He may not sell or transfer his LLC interest to another party without the Company’s consent. If his employment with the LLC terminates within the first five years of the operating agreement, the Company has the right to purchase his LLC interest. The purchase price is established either by appraisal, or by one of several formulas, depending upon the timing and reason for termination of his employment. After five years, the Company has the right to purchase the joint venture partner’s interests at a contractually determined value based on a multiple of cash flow and the joint venture partner has the right to sell his interest back to the Company at a contractually determined value based on a multiple of cash flow. The Company contributed $6.7 million in assets for its membership interest in the LLC. The former president contributed $0.3 million cash and a note for $0.2 million that the Company includes as a note receivable in current assets in the company’s consolidated balance sheets. The results of operations of the joint venture have been included in the consolidated financial statements since the date of formation. The former president’s interest in the LLC is reflected as minority interest.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.     Stockholders’ Equity

Common Stock

      Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder’s option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 29, 2001, 3,222,795 shares, of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors.

Registration Rights

      Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company’s expense.

Treasury Stock

      The Company spent $.9 million in the third quarter of 2000 to repurchase 54,500 shares of Class A Common Stock at an average cost of $16.49 per share.

13.     Stock Options

Stock-Based Compensation

      In accordance with SFAS 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow the provisions of Accounting Principles Board Opinion No. 25 (“APB25”), “Accounting for Stock Issued to Employees”, and provide the required pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards since 1995 consistent with the provisions of SFAS 123, the Company’s net income (loss) for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 would have been as follows:

	2001		2000		1999

		Diluted		Diluted		Diluted
		Net Income		Net Income		Net Loss
	Net Income	per share	Net Income	per share	Net Loss	per share

	(in		(in		(in
	thousands)		thousands)		thousands)
As reported	$13,152	$.91	$6,853	$.52	$(629)	$(.05)
Pro forma	$11,790	$.82	$5,569	$.42	$(1,941)	$(.16)

      The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995.

      The fair value of the options granted during 2001, 2000, and 1999 was $18.29 per share, $6.50 per share, and $3.22 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 4.88% in 2001, 6.20% in 2000, and 5.68% in 1999, and an expected life of 7 years in 2001 and 2000 and 6 years in 1999.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1992 Equity Incentive Plan

      In May 1992, the Company adopted its Equity Incentive Plan (“Equity Plan”) to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 950,000 shares of Class A Common Stock were initially reserved for awards under the Equity Plan. The Equity Plan was subsequently amended by the Board of Directors and the stockholders to increase the number of shares available thereunder from 950,000 to 4,300,000. Awards under the Equity Plan can be in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock or stock units.

Formula Stock Option Plan for Independent Directors

      On January 27, 1994, the Company’s Board of Directors authorized the Formula Stock Option Plan for Independent Directors, as defined in the related agreement. This plan authorized a one-time grant of an option to purchase 10,000 shares of the Company’s Class A Common Stock at its closing price on January 26, 1994.

      Each independent director who is first elected as such after the effective date of the Directors’ Plan shall receive, as of the date he or she is so elected, a one-time grant of an option to purchase 5,000 shares of Class A Common Stock at a price per share equal to the closing price of the Class A Common Stock as reported by the NASDAQ/ National Market System for the trading day immediately preceding the date of the person’s election to the board.

      In addition, all independent directors serving in such capacity as of the last day of each fiscal year commencing with the fiscal year ending December 31, 1994 receive an option to purchase up to 5,000 shares of Class A Common Stock at the closing price for the prior day.

      Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date. The Company had granted 156,099 and 136,099 options under this plan as of December 29, 2001 and December 30, 2000.

2001 Employee, Director, and Consultant Stock Option Plan

      At the annual meeting of stockholders on June 12, 2001, the Company’s 2001 Employee, Director, and Consultant Stock Option Plan was considered and approved. Under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan, a total of 1,000,000 shares of Class A Common Stock were authorized for issuance. The Company had granted 19,400 options under the plan as of December 29, 2001.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Activity under the all Stock Option Plans and its predecessor is summarized below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 26, 1998	3,305,331	$8.18
Granted	200,678	6.65
Exercised	(14,057)	6.85
Cancelled	(201,003)	7.52

Outstanding at December 25, 1999	3,290,949	7.56

Granted	291,037	12.73
Exercised	(1,088,546)	7.55
Cancelled	(200,041)	8.54

Outstanding at December 30, 2000	2,293,399	8.13

Granted	242,900	36.16
Exercised	(879,802)	7.63
Cancelled	(224,244)	7.47

Outstanding at December 29, 2001	1,432,253	$13.29

      The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of Exercise Price	Outstanding	Contractual Life	Average Price	Exercisable	Average Price

$ 6.00- 6.87	313,544	6.41	$6.43	140,169	$6.39
$ 6.88-10.93	723,350	5.25	7.87	572,726	7.53
$10.94-13.44	56,890	5.76	11.47	26,890	12.05
$13.45-53.85	338,469	6.35	31.53	51,969	37.58

	1,432,253	5.79	$13.29	791,754	$9.45

      Options vest over a five-year period and must be exercised within seven to ten years from the date of the grant. Of the options at December 29, 2001, December 30, 2000, and December 25, 1999, 791,754, 1,521,790 and 2,325,445, respectively, were vested and exercisable with a weighted average exercise price at December 29, 2001, December 30, 2000, and December 25, 1999, of $9.45, $7.71, and $7.68, respectively.

1992 Employee Stock Purchase Plan

      In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan (“1992 Purchase Plan”) to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 150,000 to 350,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s prior year compensation) at 85% of the fair market value of the Class A Common Stock at the date of purchase. There were 16,197 and 20,255 shares purchased with a weighted average fair value of purchase rights of $4.30 and $1.59 as of December 29, 2001 and December 30, 2000.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.     Defined Contribution Benefit Plan

      The Au Bon Pain Employee 401(k) Plan (“Savings Plan”) was adopted by the Company in 1991 under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. This amount is contributed to the Savings Plan. All amounts vest immediately and are invested in various funds and Company Class A common stock as directed by the participant. The full amount in a participant’s account will be distributed to a participant upon termination of employment, retirement, disability or death.

      The Saint Louis Bread Company Employee 401(k) Plan (“Saint Louis Bread Savings Plan”) was adopted by the former Saint Louis Bread Company in 1993 under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the “Saint Louis Bread Savings Plan” was merged into the Au Bon Pain “Savings Plan”. Plan participants of the “Saint Louis Bread Savings Plan” retained the matching contributions made through 1996 with a vesting schedule of seven years. There was no matching in 1999. The Company contributed approximately $.2 million and $.1 million toward matching participant contributions in 2001 and 2000, respectively.

15.     Business Segment Information

      In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has three reportable business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the 110 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

      The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread Company name and also to monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread Company name.

      The Commissary Operations segment supplies fresh dough and other proprietary frozen dough items to both Company-owned and franchise owned bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated on the face of the consolidated statements of operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction to cost of food and paper products on the consolidated statements of operations.

      The accounting policies applicable to each segment are consistent with those described in footnote 2, “Summary of Accounting Policies”.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	Dec. 29,	Dec. 30,	Dec. 25,
	2001	2000	1999

Revenues
Company Bakery-Cafe Operations	$157,684	$125,486	$156,738
Franchise Operations	19,577	12,059	7,384
Commissary Operations	36,489	24,696	18,315
Intercompany Sales Eliminations	(12,633)	(10,852)	(11,078)

Total Revenues	$201,117	$151,389	$171,359

Operating Profit
Company Bakery-Cafe Operations	$30,678	$22,430	$24,616
Franchise Operations	16,883	9,818	5,646
Commissary Operations	1,892	1,583	747
Unallocated General and Administrative Expenses	(16,897)	(14,140)	(15,366)
Non-recurring charges (Footnote 5)	—	(494)	(5,545)

Operating Profit before depreciation and amortization expense	$32,556	$19,197	$10,098

Depreciation and Amortization Expenses
Company Bakery-Cafe Operations	$6,620	$5,318	$4,425
Franchise Operations	—	—	—
Commissary Operations	1,316	979	677
Corporate Administration	2,903	2,115	1,277

Total Depreciation and Amortization Expenses	$10,839	$8,412	$6,379

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the fiscal years ended

	December 29,	December 30,	December 25,
	2001	2000	1999

Net income (loss) used in net income (loss) per common share — basic	$13,152	$6,853	$(629)
Net income (loss) used in net income (loss) per common share — diluted	$13,152	$6,853	$(629)
Weighted average number of shares outstanding — basic	13,892	12,557	12,137
Effect of dilutive securities:
Employee stock options	551	532	—
Stock warrants	—	45	—

Weighted average number of shares outstanding — diluted	14,443	13,134	12,137
Per common share:
Basic:
Income (loss) before extraordinary item	$.95	$.55	$(.02)
Extraordinary loss on early extinguishment of debt	—	—	(.03)

Net income (loss)	$.95	$.55	$(.05)

Diluted:
Income (loss) before extraordinary item	$.91	$.52	$(.02)
Extraordinary loss on early extinguishment of debt	—	—	(.03)

Net income (loss)	$.91	$.52	$(.05)

      Options to purchase 18,333 shares of common stock, at an average price of $6.35 per share and warrants to purchase 45,608 shares of common stock at $5.62 per share were outstanding but were not included in the computation of diluted earnings per share for the fiscal year ended December 25, 1999 because the effect would have been antidilutive.

17.     Deferred Revenue

      During 1999, the Company changed soft drink providers. As a result of this change, the Company received an upfront payment of $2,530,000. These funds are available for both Company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable Company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per Company-owned bakery-cafe over the five-year life of the soft drink contract. During fiscal year 2001 and 2000, the Company paid $252,000 and $225,000, respectively, to franchisees and is recognizing approximately $347,000 and $276,000, respectively, of income over the life of the contract related to Company-owned bakery-cafes.

PANERA BREAD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     Selected Quarterly Financial Data (unaudited)

      The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

	April 21,	July 14,	October 6,	December 29,
	2001	2001	2001	2001

Revenues	$53,275	$43,680	$48,487	$55,675
Operating profit	5,026	3,920	4,993	7,778
Net income	3,059	2,354	2,984	4,755
Basic earnings per share
Net income	$.22	$.17	$.21	$.34

Diluted earnings per share
Net income	$.21	$.16	$.20	$.32

	April 15,	July 8,	September 30,	December 30,
	2000	2000	2000	2000

Revenues	$40,426	$32,294	$36,093	$42,576
Operating profit	2,540	3,246	2,475	2,524
Net income	1,515	1,933	1,644	1,761
Basic earnings per share
Net income	$.12	$.16	$.13	$.14

Diluted earnings per share
Net income	$.12	$.15	$.12	$.13

      In the second quarter of 2000, the Company recorded a one-time gain of $.9 million before taxes related to the sale of the Au Bon Pain Division. This one time gain of $.9 million has been reclassified as a non-recurring charge in order to conform with the fourth quarter presentation of other offsetting ABP sale related charges (see Note 5). In the fourth quarter of 2000, the Company recorded a $.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division. Additionally, the Company recorded a $.5 million non-recurring charge related to the write-down of assets related to certain closed bakery-cafes.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Information required by Part III (Items 10 through 13) is incorporated by reference to the Company’s definitive proxy statement for its 2002 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2002. If for any reason such a proxy statement is not filed within such period, this Form 10-K will be appropriately amended.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. Financial Statements

      The following described consolidated financial statements of the Company are included in this report:

Report of Independent Accountants

Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.

Consolidated Statements of Operations for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

Notes to Consolidated Financial Statements.

(a)     2. Financial Statement Schedule

      The following financial statement schedule for the Company is filed herewith:

      Schedule II — Valuations and Qualifying Accounts

PANERA BREAD COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period

Allowance for Doubtful accounts Fiscal Year ended December 25, 1999	$208	$93	$104	$197
Fiscal Year ended December 30, 2000	$197	$86	$197	$86
Fiscal Year ended December 29, 2001	$86	$27	$46	$67
Deferred Tax Valuation Allowance Fiscal Year ended December 25, 1999	$4,742	$—	$—	$4,742
Fiscal Year ended December 30, 2000	$4,742	$—	$123	$4,619
Fiscal Year ended December 29, 2001	$4,619	$—	$—	$4,619

(a)     3. Exhibits

      See Exhibit Index incorporated into this item by reference.

(b)     Reports on Form 8-K

      The Company did not make any filings on Form 8-K during the quarter ended December 29, 2001.

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

Ronald M. Shaich
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	March 22, 2002

/s/ GEORGE E. KANE George E. Kane	Director	March 22, 2002

/s/ ROBERT GIAIMO Robert Giaimo	Director	March 22, 2002

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	March 22, 2002

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	March 22, 2002

/s/ WILLIAM W. MORETON William W. Moreton	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary	March 22, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement, dated as of March 23, 1998. Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
2.2.1	Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed August 21, 1998.
2.2.2	Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, APB Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed November 6, 1998.
3.1	Certificate of Incorporation of Registrant, as amended through May 17, 1999.*
3.2	Bylaws of Registrant, as amended to date. Incorporated by reference to Registrant’s registration statement on Form 2-1 (File No. 33-40153), Exhibit 3.2.
4.1.1	Revolving Credit Agreement dated as of December 26, 2000 between Panera Bread Company and SunTrust Bank, as Lender. Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
10.1	Registrant’s 1992 Employee Stock Purchase Plan.*†
10.2	Registrant’s Formula Stock Option Plan for Independent Directors, as amended.*†
10.3	Registrant’s 1992 Equity Incentive Plan.*†
10.4	Registrant’s 2001 Employee, Director and Consultant Stock Option Plan. Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders.†
10.5	Operating Agreement for Cap City Bread, LLC.*
10.6.5	Employment Letter between the Registrant and William Moreton. Incorporated by reference to Exhibit 10.6.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999.†
10.6.6	Employment Letter between the Registrant and Michael Kupstas. Incorporated by reference to Exhibit 10.6.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999.†
10.6.8	Employment Letter between the Registrant and Kenneth Puzder. Incorporated by reference to Exhibit 10.6.8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.†
10.6.9	Employment Letter between the Registrant and Diane Davison. Incorporated by reference to Exhibit 10.6.9 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.†
10.6.10	Employment Letter between the Registrant and Kathy Kuhlenbeck. Incorporated by reference to Exhibit 10.6.10 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.†
10.6.11	Employment Letter between the Registrant and Diane Parsons-Salem, dated as of February 16, 2001. Incorporated by reference to Exhibit 10.6.11 to the Company’s Quarterly Report on Form 10-Q for the period ended April 21, 2001.†
10.6.12	Employment Letter between the Registrant and Thomas C. Kish, dated as of April 5, 2001. Incorporated by reference to Exhibit 10.6.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 14, 2001.†
10.6.13	Employment Letter between the Registrant and Michael Nolan, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.13 to the Company’s Quarterly Report on Form 10-Q for the period ended November 6, 2001.†

Exhibit
Number	Description

10.6.14	Employment Letter between the Registrant and Jon Jameson, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.14 to the Company’s Quarterly Report on Form 10-Q for the period ended November 6, 2001.†
10.9	Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
10.10	Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
10.12	Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated September 7, 2000. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
21	Registrant’s Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers L.L.P.*

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).