Form 10-Q
period 2002-04-20
PANERA BREAD CO
filed 2002-06-03
CIK 724606

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED APRIL 20, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [FOR THE TRANSITION PERIOD FROM TO ]

Commission file number 0-19253

Panera Bread Company
(Exact name of registrant as specified in its charter)

Delaware	04-2723701
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

6710 Clayton Road, Richmond Heights, MO	63117
(Address of principal executive offices)	(Zip code)

(314) 633-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

As of May 30, 2002, 13,206,798 shares and 1,153,819 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share information)

	April 20, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$16,511	$18,337
Accounts receivable, less allowance of $73 in 2002 and $67 in 2001	5,395	4,871
Inventories	4,278	3,459
Prepaid expenses	630	1,649
Deferred income taxes	7,261	7,289
Other	250	399

Total current assets	34,325	36,004
Property and equipment, net	85,684	79,693
Other assets:
Goodwill	18,970	17,530
Deposits and other	7,039	5,020
Deferred income taxes	4,404	5,687

Total other assets	30,413	28,237

Total assets	$150,422	$143,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,252	$5,271
Accrued expenses	14,351	16,433
Current portion of deferred revenue	732	677

Total current liabilities	20,335	22,381
Deferred revenue	1,045	1,125

Total liabilities	21,380	23,506

Commitments and contingencies
Minority Interest	993	556
Stockholders’ equity:
Common stock, $.0001 par value:
Class A shares authorized 50,000,000; issued 13,219,180 and outstanding 13,164,680 in 2002 and issued 13,009,039 and outstanding 12,954,539 in 2001, respectively	1	1
Class B shares authorized 2,000,000; issued and outstanding 1,189,819 in 2002 and 1,294,300 in 2001, respectively	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	101,055	98,103
Retained earnings	27,893	22,668

Total stockholders’ equity	128,049	119,872

Total liabilities and stockholders’ equity	$150,422	$143,934

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the sixteen weeks ended
	April 20,	April 21,
	2002	2001

Revenues:
Bakery-cafe sales	$59,477	$42,114
Franchise royalties and fees	7,304	5,069
Commissary sales to franchisees	10,224	6,092

Total revenue	77,005	53,275

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	17,890	13,191
Labor	17,944	12,420
Occupancy	4,336	3,057
Other operating expenses	7,851	5,811

Total bakery-cafe expenses	48,021	34,479
Commissary cost of sales to franchisees	9,445	5,567
Depreciation and amortization	3,788	2,862
General and administrative expenses	7,284	5,341

Total costs and expenses	68,538	48,249

Operating profit	8,467	5,026
Interest expense	8	30
Other expense (income), net	201	(19)
Minority interest	30	—

Income before income taxes	8,228	5,015
Income taxes	3,003	1,956

Net income	$5,225	$3,059

Net income per common share — basic	$.36	$.22

Net income per common share — diluted	$.35	$.21

Weighted average shares of common and common equivalent shares outstanding
Basic	14,324	13,621

Diluted	14,967	14,259

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the sixteen weeks ended
	April 20, 2002	April 21, 2001

Cash flows from operations:
Net income	$5,225	$3,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,788	2,862
Amortization of deferred financing costs	4	3
Provision for losses on accounts receivable	41	—
Minority interest	30	—
Tax benefit from exercise of stock options	1,783	3,434
Deferred income taxes	1,311	(1,502)
Changes in operating assets and liabilities:
Accounts receivable	(565)	265
Inventories	(762)	(145)
Prepaid expenses	1,024	(311)
Accounts payable	(19)	(1,985)
Accrued expenses	(2,378)	(526)
Deferred revenue	(25)	(213)
Other	(99)	231

Net cash provided by operating activities	9,358	5,172

Cash flows from investing activities:
Additions to property and equipment	(7,733)	(6,536)
Acquisitions	(3,267)	—
Increase in deposits and other	(2,007)	(1,540)

Net cash used in investing activities	(13,007)	(8,076)

Cash flows from financing activities:
Exercise of employee stock options	762	4,137
Proceeds from note receivable	248	—
Principal payments on debt and computer equipment financing	—	(374)
Proceeds from issuance of common stock	406	—
Increase in minority interest	407	—

Net cash provided by financing activities	1,823	3,763

Net (decrease) increase in cash and cash equivalents	(1,826)	859
Cash and cash equivalents at beginning of period	18,337	9,011

Cash and cash equivalents at end of period	$16,511	$9,870

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note A—Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 29, 2001, included in the Company’s Form 10-K filing dated March 22, 2002.

     For the quarter ended April 20, 2002, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect subsidiaries, Pumpernickel Associates, LLC, and Panera Enterprises, Inc., and, through Artisan Bread, LLC, also an indirect subsidiary, an 87.5% investment in Cap City Bread, LLC, in which a minority interest is held by a joint venture partner.

     The accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods, and are not necessarily indicative of the results that may be expected for the entire year. See Form 10-K for the year ended December 29, 2001 for a discussion of the Company’s significant accounting policies and principles.

     Certain reclassifications have been made to conform previously reported data to the current presentation.

Note B—Franchise Royalties and Fees and Revenue Recognition

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

Note D—Income Taxes

     For the sixteen weeks ended April 20, 2002 and April 21, 2001, the Company realized after-tax benefits of approximately $1.8 million and $3.4 million, respectively, related to the exercise of employee stock options. Such tax benefits serve to reduce the Company’s income tax liability and increase additional paid-in capital. As of April 20, 2002, the Company has net operating losses of approximately $21 million, which can be carried forward up to 20 years to offset federal taxable income. The effective tax rate for the sixteen weeks ended April 20, 2002, and the sixteen weeks ended April 21, 2001, was 36.5% and 39%, respectively. The reduction in the effective tax rate for the sixteen weeks ended April 20, 2002, as compared to the sixteen weeks ended April 21, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

Note E—Adoption of SFAS 142

     The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which establishes new accounting and reporting standards for purchase business combinations and goodwill. All goodwill was determined to have an indefinite useful life because it is expected to generate future cash flows indefinitely. Thus, the Company ceased amortizing the existing goodwill on January 1, 2002. A reconciliation of earnings is as follows (net income per share, basic and diluted, may not add due to rounding):

	For the sixteen weeks ended
	April 20,	April 21,
	2002	2001

Reported net income	$5,225	$3,059
Add back: Goodwill Amortization	—	185

Adjusted net income	5,225	3,244
Basic and diluted net income per common share:
Reported net income per common share — basic	0.36	0.22
Reported net income per common share — diluted	0.35	0.21
Goodwill amortization per share	0	0.01
Net income per common share — basic	$.36	$.24
Net income per common share — diluted	$.35	$.23

Note F—Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the sixteen weeks ended
	April 20,	April 21,
	2002	2001

Net income used in net income per common share — basic	$5,225	$3,059
Net income used in net income per common share — diluted	$5,225	$3,059
Weighted average number of shares outstanding — basic	14,324	13,621
Effect of dilutive securities:
Employee stock options — net of tax benefit	643	638
Weighted average number of shares outstanding — diluted	14,967	14,259
Per common share:
Basic:
Net income	$.36	$.22
Diluted:
Net income	$.35	$.21

Note G—Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. As of April 20, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company is currently assessing the impact of the adoption of the provisions of SFAS No. 145.

Note H—Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	April 20, 2002	December 29, 2001

Accrued Insurance	$957	$949
Rent	1,735	1,665
Compensation and employment related taxes	5,239	5,455
Taxes, other than income tax	1,562	940
Other	4,858	7,424

	$14,351	$16,433

Note I—Commitments and Contingent Liabilities

     The Company is obligated under noncancelable operating leases for its administrative offices, commissaries, and bakery-cafes. Lease terms are generally for ten years with renewal options at certain locations. Generally, the Company is required to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts.

     The Company is a prime tenant or guarantor for certain operating leases of the former Au Bon Pain Division. The liability from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Currently, the Company has not had to make any payments related to the Au Bon Pain leases or guarantees. Au Bon Pain continues to have primary liability for these operating leases.

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note J—Business Segment Information

     In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has three reportable business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the 117 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

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

     The Commissary Operations segment supplies fresh dough items and other proprietary frozen dough items to both company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated on the face of the Consolidated Statements of Operations. The operating profit related to the sales to company-owned bakery-cafes is classified as a reduction to the cost of food and paper products on the consolidated statements of operations.

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	For the sixteen weeks ended
	April 20,	April 21,
	2002	2001

	(in thousands)
Revenues:
Company Bakery-Cafe Operations	$59,477	$42,114
Franchise Operations	7,304	5,069
Commissary Operations	15,021	9,505
Intercompany Sales Eliminations	(4,797)	(3,413)

Total Revenues	$77,005	$53,275

Operating Profit:
Company Bakery-Cafe Operations	$9,406	$6,509
Franchise Operations	6,236	4,252
Commissary Operations	2,829	1,651
Unallocated General and Administrative Expenses	(6,216)	(4,524)

Operating Profit Before Depreciation and Amortization Expense	$12,255	$7,888

Depreciation and Amortization Expense:
Company Bakery-Cafe Operations	$2,517	$1,700
Commissary Operations	593	343
Corporate Administration	678	819

Total Depreciation and Amortization Expense	$3,788	$2,862

Note K—Acquisition

     On January 22, 2002, the Company purchased, from a franchisee, the assets of three operating bakery-cafes and one bakery-cafe under construction as well as the development rights for the market for a net cash purchase price of approximately $3.3 million. The acquisition was financed with existing cash on hand. The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of operations of the three operating bakery-cafes from the date of acquisition. A summary of the assets acquired and liabilities generated in the acquisition follows (in thousands):

Estimated fair values
Property and equipment	$2,045
Goodwill	1,440
Inventories	57
Deposits and other	16
Prepaid expenses	5
Accrued expenses	(296)

Net cash paid	$3,267

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the sixteen weeks ended
	April 20,	April 21,
	2002	2001

Revenues:
Bakery-cafe sales	77.2%	79.1%
Franchise royalties and fees	9.5	9.5
Commissary sales to franchisees	13.3	11.4

Total revenue	100.0%	100.0%

Costs and expenses:
Bakery-cafe expenses(1):
Cost of food and paper products	30.1	31.3
Labor	30.2	29.5
Occupancy	7.3	7.3
Other operating expenses	13.2	13.8

Total bakery-cafe expenses	80.7	81.9

Commissary cost of sales to franchisees(2)	92.4	91.4
Depreciation and amortization	4.9	5.4
General and administrative expenses	9.5	10.0

Operating profit	11.0	9.4
Interest expense	—	0.1
Other expense (income), net	0.3	—
Minority interest	—	—

Income before income taxes	10.7	9.4
Income taxes	3.9	3.7

Net income	6.8%	5.7%

(1)	As a percentage of Company bakery-cafe sales.

(2)	As a percentage of commissary sales to franchisees.

General

     Panera Bread Company (including its wholly owned subsidiaries Panera, LLC, Pumpernickel, Inc., its 75% interest in its subsidiary Pain Francais, Inc., and its indirect subsidiaries and joint venture) may be referred to as the “Company”, “Panera Bread” or in the first person notation of “we”, “us”, and “ours” in the following discussion. The term “company-owned bakery-cafes” refers to company-operated and joint venture operated bakery-cafes in the following discussion.

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

     The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

Revenues

     Total revenues for the sixteen weeks ended April 20, 2002 increased 44.5% to $77.0 million compared to $53.3 million for the sixteen weeks ended April 21, 2001. Several factors contributed to the growth in total revenues including the opening of new bakery-cafes, increases in comparable bakery-cafe sales, and increases in average weekly sales volumes.

     Bakery-cafe sales for the sixteen weeks ended April 20, 2002 increased 41.3% to $59.5 from $42.1 million for the sixteen weeks ended April 21, 2001. The increase in bakery-cafe revenue is primarily due to the opening of 23 new company-owned bakery-cafes since April 21, 2001, and a 5.3% increase in comparable bakery-cafe sales for the sixteen weeks ended April 20, 2002. Additionally, the average weekly sales per company-owned bakery-cafe (excluding the specialty bakery-cafes and closed locations) increased 12.3% to $32,905 for the sixteen weeks ended April 20, 2002 compared to $29,298 for the sixteen weeks ended April 21, 2001.

     The following table sets forth certain unaudited financial information and other restaurant data relating to company-owned and franchise operated bakery-cafes:

	Sixteen weeks ended
	April 20, 2002	April 21, 2001

Number of bakery-cafes:
Company-operated:
Beginning of year	100	90
Acquired from franchisee(1)	3	—
New bakery-cafes opened	4	5
Bakery-cafes closed	(3)	(1)

End of period	104	94

Joint Venture operated:
Beginning of year(2)	10	—
New bakery-cafes opened	3	—

End of period	13	—

Total company-owned (includes joint venture):
Beginning of year	110	90
Acquired from franchisee	3	—
New bakery-cafes opened	7	5
Bakery-cafes closed	(3)	(1)

End of period	117	94

Franchise operated:
Beginning of year	259	172
New bakery-cafes opened	17	20
Sold to company(1)	(3)	—
Bakery-cafes closed	0	(1)

End of period	273	191

System-wide:
Beginning of year	369	262
New bakery-cafes opened	24	25
Bakery-cafes closed	(3)	(2)

End of year	390	285

(1)	In January 2002, the Company purchased the development rights and three existing bakery-cafes in the Jacksonville market from its franchisee.

(2)	In October 2001, the Company entered into a joint venture agreement in the Northern Virginia and Central Pennsylvania markets.

     Increases in comparable net bakery-cafe sales for the sixteen weeks ended April 20, 2002 were as follows:

Sixteen weeks ended
April 20, 2002

Company-owned	5.3%
Franchise operated	5.6%
System-wide	5.5%

     The above comparable bakery-cafe sales exclude the specialty bakery-cafes and closed locations, and are based on sales for bakery-cafes in operation for 18 months or longer.

     During the sixteen weeks ended April 20, 2002, two additional Panera Bread franchise area development agreements were signed, representing a commitment to develop 28 additional bakery-cafes. These agreements bring the total commitments to develop franchised bakery-cafes in addition to those already open to 507 bakery-cafes as of April 20, 2002. We expect these bakery-cafes to open according to the time table established in the area development agreements which would be approximately within the next 1-10 years, with the majority opening in the next five to six years.

     Franchise royalties and fees rose 43.1% for the sixteen weeks ended April 20, 2002 to $7.3 million from $5.1 million for the sixteen weeks ended April 21, 2001. The components of franchise royalties and fees are as follows:

	Sixteen weeks ended	Sixteen weeks ended
	April 20, 2002	April 21, 2001

Franchise royalties	$6,679	$4,432
Franchise fees	625	637

Total	$7,304	$5,069

     The increase in royalty revenue can be attributed to the addition of 85 franchised bakery-cafes opened since April 21, 2001 and a 5.6% increase in comparable bakery-cafe sales (excluding the specialty bakery-cafe and closed locations) for the sixteen weeks ended April 20, 2002. Additionally, the average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) increased 2.9% to $34,843 for the sixteen weeks ended April 20, 2002 compared to $33,848 for the sixteen weeks ended April 21, 2001. The higher dollar average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) compared to the average weekly sales per company-owned bakery-cafe is due to the greater number of new franchised bakery-cafe openings (i.e., opened in the last three years), which have opened at higher weekly sales volumes than previously existing bakery-cafes.

     Commissary sales to franchisees increased 67.2% to $10.2 million for the sixteen weeks ended April 20, 2002 from $6.1 million for the sixteen weeks ended April 21, 2001. The increase was primarily driven by the increased number of franchised units open and the higher average weekly sales per franchise operated bakery-cafe as discussed previously.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough products to company-owned bakery-cafes as well as the cost of food and paper products supplied by the outside vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees on the consolidated statements of operations. The cost of food and paper products declined to 30.1% of bakery-cafe sales for the sixteen weeks ended April 20, 2002 as compared to 31.3% of bakery-cafe sales for the sixteen weeks ended April 21, 2001. The improvement in 2002 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 108 additional system-wide bakery-cafes that have opened since April 21, 2001. For the sixteen weeks ended April 20, 2002, we had an average of 27.5 bakery-cafes per commissary compared to an average of 20.1 for the sixteen weeks ended April 21, 2001. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue.

     Labor expense was $17.9 million or 30.2% of bakery-cafe sales for the sixteen weeks ended April 20, 2002 compared to $12.4 or 29.5% for the sixteen weeks ended April 21, 2001. The labor percentage of bakery-cafe sales increased between the sixteen weeks ended April 20, 2002 and the sixteen weeks ended April 21, 2001 even though the average weekly sales per bakery-cafe increased. This was primarily due to increased training costs, the increase in the number of new company-owned bakery-cafes opened (seven for the sixteen weeks ended April 20, 2002, compared to five for the sixteen weeks ended April 21, 2001), the inefficiencies associated with the three purchased bakery-cafes, and a 30 basis point increase in the cost of benefits (insurance and bonuses).

     Occupancy costs were $4.3 million or 7.3% of bakery-cafe sales for the sixteen weeks ended April 20, 2002 compared to $3.1 million or 7.3% of bakery-cafe sales for the sixteen weeks ended April 21, 2001. The occupancy cost as a percent of bakery-cafe sales remained the same for the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001 even though bakery-cafe average weekly sales volumes increased primarily because of increases in percentage rents and real estate tax charges.

     Other bakery-cafe operating expenses were $7.9 million or 13.2% of bakery-cafe sales for the sixteen weeks ended April 20, 2002 compared to $5.8 million or 13.8% of bakery-cafe sales for the sixteen weeks ended April 21, 2001. The decrease in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001 is due primarily to decreased utilities from the mild 2002 winter and the leveraging of these costs over higher sales volumes.

     For the sixteen weeks ended April 20, 2002, commissary cost of sales to franchisees was $9.4 million or 92.4% of commissary sales to franchisees compared to $5.6 million or 91.4% of commissary sales to franchisees for the sixteen weeks ended April 21, 2001. The higher commissary cost of sales between years is primarily due to the addition of 85 franchised bakery-cafes since the sixteen weeks ended April 21, 2001, and higher average weekly sales per bakery-cafe. The higher percentage cost of sales in 2002 compared to 2001 is primarily due to increased contract pricing for frozen baked goods. The Company entered into a five-year supply agreement for frozen baked goods in 1998 with Bunge Foods Corporation (“Bunge”). The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, pricing changed to Bunge’s cost plus 36.0%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s consolidated statement of operations based on the number of company-owned or franchise-operated bakery-cafes to the total system. The agreement contains minimum volume commitments, and provides for financial penalties if either party cancels the agreement before the initial term is complete. The contract pricing changes were effective in March 2002, and we expect the contract to end in November, 2002. The Company is currently in the process of re-bidding this supply agreement.

     Depreciation and amortization was $3.8 million or 4.9% of total revenue for the sixteen weeks ended April 20, 2002 compared to $2.9 million or 5.4% of total revenue for the sixteen weeks ended April 21, 2001. The improvement in depreciation and amortization as a percentage of total revenue for the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001 is primarily due to the Company’s adoption of the Financial Accounting Standard Board SFAS No. 142, “Goodwill and Other Intangible Assets”. Amortization expense decreased $.3 million for the sixteen weeks ended April 20, 2002, as compared to the sixteen weeks ended April 21, 2001.

     General and administrative expenses were $7.3 million or 9.5% of total revenue, and $5.3 million or 10.0% of total revenue for the sixteen weeks ended April 20, 2002 and the sixteen weeks ended April 21, 2001, respectively. The improvement in general and administrative expenses as a percentage of total revenue for the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001 results primarily from higher revenues, which help leverage general and administrative expenses.

Operating Profit

     Operating profit for the sixteen weeks ended April 20, 2002 increased to $8.5 million or 11.0% of total revenue from $5.0 million or 9.4% of total revenue for the sixteen weeks ended April 21, 2001. Operating income for the sixteen weeks ended April 20, 2002 rose primarily due to increased revenues at company-owned bakery-cafes, franchise royalties, and commissary sales to franchisees as well as the margin improvement resulting from the lower cost of food and paper products.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner in the Northern Virginia/Central Pennsylvania area.

Income Taxes

     The provision for income taxes increased to $3.0 million for the sixteen weeks ended April 20, 2002 compared to $2.0 million for the sixteen weeks ended April 21, 2001. The tax provision for the sixteen weeks ended April 20, 2002 and the sixteen weeks ended April 21, 2001 reflects a combined federal, state, and local effective tax rate of 36.5% and 39.0%, respectively. The reduction in the effective tax rate for the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

Net Income

     Net income for the sixteen weeks ended April 20, 2002 was $5.2 million or $.35 per diluted share compared to net income of $3.1 million or $0.21 per diluted share for the sixteen weeks ended April 21, 2001. The increase in net income in 2002 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as margin improvement resulting from the lower cost of food and paper products.

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

     The Company has recorded a valuation allowance to reduce its deferred tax assets related to capital loss carryforwards on the sale of the Au Bon Pain Division, deferred state tax assets where the Company no longer operates, and charitable contributions the Company will not be able to utilize prior to expiring. The Company limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of the net deferred tax assets.

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

Other Commitments

     The Company is obligated under noncancelable operating leases for its administrative offices, commissaries and bakery-cafes. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is prime tenant or a guarantor for certain of the operating leases of the former Au Bon Pain Division including annual rental payments for Au Bon Pain company-owned store operating leases and annual rental payments for Au Bon Pain franchise store operating leases. The contingent liability will continue to decrease over time as these operating leases for Au Bon Pain expire or are not renewed. Currently, the Company has not had to make any payments related to the Au Bon Pain lease guarantees. Au Bon Pain continues to have primary liability for these operating leases.

Liquidity and Capital Resources

     Cash and cash equivalents were $16.5 million at April 20, 2002 compared with $9.9 million at April 21, 2001. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling and maintaining commissaries and for enhancements of information systems. For the sixteen weeks ended April 20, 2002, the Company met its requirements for capital primarily with cash from operations. Proceeds from the exercise of stock options totaled $0.8 million for the sixteen weeks ended April 20, 2002 and $4.1 million for the sixteen weeks ended April 21, 2001.

     Funds provided by operating activities for the sixteen weeks ended April 20, 2002, were $9.4 million compared to $5.2 million for the sixteen weeks ended April 21, 2001. Funds provided by operating activities increased primarily as a result of an increase in net income, increased depreciation and amortization, and from a reduction in deferred taxes due to utilization of net operating loss carryforwards of $2.9 million.

     Total capital expenditures for the sixteen weeks ended April 20, 2002, were $11.0 million and were primarily related to the opening of seven new company-owned bakery-cafes, the acquisition of three franchise operated bakery-cafes, the opening of one commissary, and for maintaining or remodeling existing bakery-cafes and commissaries. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $6.5 million for the sixteen weeks ended April 21, 2001, and were primarily related to the opening of five new company-owned bakery-cafes as well as the maintenance and remodeling of existing bakery-cafes and commissaries.

     On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 2.8% at April 20, 2002, which extends until December 31, 2003. As of April 20, 2002, the Company had $9.7 million available under the line of credit with $0.3 million utilized by outstanding standby letters of credit to secure premium and claim obligations for the workers’ compensation insurance program. The Company was in compliance with all covenants associated with its borrowings as of April 20, 2002.

     Financing activities provided $1.8 million for the sixteen weeks ended April 20, 2002 and $3.8 million for the sixteen weeks ended April 21, 2001. The financing activities in the sixteen weeks ended April 20, 2002 included $0.8 million from the exercise of stock options, $0.4 million from the issuance of common stock under employee benefit plans, $0.4 million increase in minority interest, and $0.2 million in proceeds on a note receivable from our joint venture partner. The financing activities for the sixteen weeks ended April 21, 2001 included $4.1 million from the exercise of stock options, offset by $0.4 million in payments on computer equipment financing.

     The Company had a working capital surplus of $14.0 million at April 20, 2002 and $6.7 million at April 21, 2001. The increase in the working capital surplus in 2002 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short-term or long-term liquidity difficulties having been able to finance its operations through internally generated cash flow, its revolving line of credit, and through the exercise of employee stock options.

     During 2002, the Company currently anticipates spending a total of approximately $35 to $37 million, principally for the opening of approximately 25 new company-owned bakery-cafes, the acquisition of three bakery-cafes in Jacksonville, Florida, the opening of three to four additional commissaries, for maintaining and remodeling existing bakery-cafes and for remodeling and expansion of existing commissaries. The Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.76 million which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow supplemented, where necessary, by borrowings on its revolving line of credit and through the exercise of employee stock options.

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

Forward Looking Statements

     Matters discussed in this report, including any discussion or impact, express or implied, on the Company’s anticipated growth, operating results, and future earnings per share contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 29, 2001.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 in fiscal year 2002. As of April 20, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company is currently assessing the impact of the adoption of the provisions of SFAS No. 145.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of April 20, 2002, the Company had derivative instruments which consisted primarily of immaterial fixed price purchase contracts. The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit No.	Description

10.5.1	First Amendment to Operating Agreement for Cap City Bread, LLC dated March 5, 2002*
10.6.15	Employment Letter between the Registrant and Mariel Clark, dated as of April 2, 2002*

*Filed herewith.

     (b)  Reports on Form 8-K.

Form 8-K filed on January 17, 2002, with respect to a press release announcing certain financial and operating results.

Form 8-K filed on March 4, 2002, announcing the webcast of our presentation at the Raymond James & Associates 23rd Annual Institutional Investors Conference.

Form 8-K filed on March 7, 2002, announcing our fourth quarter and year-end 2001 earnings.

Form 8-K filed on April 4, 2002, announcing the webcast of our presentation at the Banc of America Securities Consumer Conference.

Form 8-K filed on April 10, 2002, announcing a proposed two-for-one stock split through a stock dividend of one share of Class A Common Stock for each outstanding share of Class A Common Stock and one share of Class B Common Stock for each outstanding share of Class B Common Stock.

Form 8-K filed on April 11, 2002, with respect to comparable store sales and average weekly sales.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

Dated: June 3, 2002	By:	/s/ RONALD M. SHAICH Ronald M. Shaich Chairman and Chief Executive Officer

Dated: June 3, 2002	By:	/s/ WILLIAM W. MORETON William W. Moreton Chief Financial and Administration Officer