Form 10-Q
period 2002-07-13
PANERA BREAD CO
filed 2002-08-26
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     As of August 16, 2002, 26,937,667 shares and 2,080,809 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share information)

	July 13, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$21,598	$18,052
Accounts receivable, less allowance of $51 in 2002 and $67 in 2001	6,390	5,156
Inventories	4,599	3,459
Prepaid expenses	1,419	1,649
Deferred income taxes	7,908	7,289
Other	366	399

Total current assets	42,280	36,004
Property and equipment, net	89,253	79,693

Other assets:
Goodwill	18,970	17,530
Deposits and other	5,189	5,020
Deferred income taxes	3,762	5,687

Total other assets	27,921	28,237

Total assets	$159,454	$143,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,662	$5,271
Accrued expenses	16,040	16,433
Current portion of deferred revenue	1,030	677

Total current liabilities	21,732	22,381
Deferred revenue	936	1,125

Total liabilities	22,668	23,506
Commitments and contingencies
Minority Interest	1,312	556
Stockholders’ equity:
Common stock, $.0001 par value:
Class A shares authorized 75,000,000; issued 26,973,423 and outstanding 26,864,423 in 2002 and issued 26,018,078 and outstanding 25,909,078 in 2001, respectively	3	3
Class B shares authorized 10,000,000; issued and outstanding 2,145,809 in 2002 and 2,588,600 in 2001, respectively	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	104,605	98,101
Retained earnings	31,766	22,668

Total stockholders’ equity	135,474	119,872

Total liabilities and stockholders’ equity	$159,454	$143,934

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Revenues:
Bakery-cafe sales	$48,192	$34,445	$107,669	$76,559
Franchise royalties and fees	6,096	4,267	13,400	9,336
Commissary sales to franchisees	7,986	4,968	18,210	11,061

Total revenue	62,274	43,680	139,279	96,956

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	15,296	10,858	33,186	24,045
Labor	14,619	10,250	32,563	22,670
Occupancy	3,414	2,505	7,750	5,562
Other operating expenses	6,733	4,662	14,584	10,473

Total bakery-cafe expenses	40,062	28,275	88,083	62,750
Commissary cost of sales to franchisees	7,329	4,670	16,774	10,242
Depreciation and amortization	3,139	2,396	6,927	5,258
General and administrative expenses	5,609	4,419	12,893	9,760

Total costs and expenses	56,139	39,760	124,677	88,010

Operating profit	6,135	3,920	14,602	8,946
Interest expense	6	31	14	61
Other (income) expense, net	(10)	41	191	21
Minority interest	40	—	70	—

Income before income taxes	6,099	3,848	14,327	8,864
Income taxes	2,226	1,494	5,229	3,450

Net income	$3,873	$2,354	$9,098	$5,414

Net income per common share — basic	$.13	$.08	$.32	$.20

Net income per common share — diluted	$.13	$.08	$.30	$.19

Weighted average shares of common and common equivalent shares outstanding
Basic	28,845	27,814	28,733	27,422

Diluted	30,025	29,300	29,874	28,793

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001

Cash flows from operations:
Net income	$9,098	$5,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,927	5,258
Amortization of deferred financing costs	7	—
Provision for losses on accounts receivable	41	—
Minority interest	70	—
Tax benefit from exercise of stock options	4,030	4,025
Deferred income taxes	1,306	(686)
Changes in operating assets and liabilities:
Accounts receivable	(1,275)	110
Inventories	(1,083)	(295)
Prepaid expenses	235	(875)
Accounts payable	(609)	(604)
Accrued expenses	(689)	(114)
Deferred revenue	164	(550)
Other	(215)	231

Net cash provided by operating activities	18,007	11,914

Cash flows from investing activities:
Additions to property and equipment	(14,441)	(13,894)
Acquisitions	(3,267)	—
Increase in deposits and other	(160)	(641)

Net cash used in investing activities	(17,868)	(14,535)

Cash flows from financing activities:
Exercise of employee stock options	1,907	4,565
Proceeds from note receivable	248	—
Principal payments on debt and computer equipment financing	—	(374)
Proceeds from issuance of common stock	566	183
Increase in minority interest	686	—

Net cash provided by financing activities	3,407	4,374

Net increase in cash and cash equivalents	3,546	1,753
Cash and cash equivalents at beginning of period	18,052	8,837

Cash and cash equivalents at end of period	$21,598	$10,590

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended December 29, 2001, included in the Company’s Form 10-K filing for that year.

     For the twenty-eight weeks ended July 13, 2002, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect subsidiaries, Pumpernickel Associates, LLC, and Panera Enterprises, Inc., and, through Artisan Bread, LLC, also an indirect subsidiary, an 86% investment in Cap City Bread, LLC, in which a minority interest is held by a joint venture partner.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE B-FRANCHISE ROYALTIES AND FEES AND REVENUE RECOGNITION

     Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafe. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.

NOTE C-DEFERRED REVENUE

     Deferred revenue includes unearned franchise fee revenue (which occurs when franchisees prepay opening fees for bakery-cafes that have not opened) and deferred revenue that resulted from a change in soft drink provider in 1999. As a result of this change, the Company received an upfront payment of approximately $2.5 million. These funds are available for both Company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable Company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per Company-owned bakery-cafe over the five-year life of the soft drink contract.

NOTE D-INCOME TAXES

     The effective tax rate for the twelve and twenty-eight weeks ended July 13, 2002, and the twelve and twenty-eight weeks ended July 14, 2001, was 36.5% and 39%, respectively. The reduction in the effective tax rate for the twelve and twenty-eight weeks ended July 13, 2002, as compared to the twelve and twenty-eight weeks ended July 14, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

     For the twenty-eight weeks ended July 13, 2002 and July 14, 2001, the Company realized tax benefits of approximately $4.0 million related to the exercise of employee stock options. Such tax benefits serve to reduce the Company’s income tax liability and increase additional paid-in capital. As of July 13, 2002, the Company has net operating loss carryforwards of approximately $23.1 million, which can be carried forward up to 20 years to offset federal taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E-ADOPTION OF SFAS 142

     The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which establishes new accounting and reporting standards for purchase business combinations and goodwill. All goodwill was determined to have an indefinite useful life as management expects the businesses to which it relates to generate future cash flows indefinitely. Thus, the Company ceased amortizing the existing goodwill at the beginning of its fiscal year 2002. Similarly, the goodwill from the January 22, 2002 acquisition of the franchise operation in Jacksonville, Florida will not be amortized as management’s assessment of discounted cash flows supports non-amortization. A reconciliation of earnings and earnings per share following SFAS 142 adoption is as follows (per share amounts may not add due to rounding):

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Reported net income	$3,873	$2,354	$9,098	$5,414
Add back: goodwill amortization	—	145	—	338

Adjusted net income	$3,873	$2,499	$9,098	$5,752

Basic and diluted net income per common share:
Reported net income per common share — basic	$.13	$.08	$.32	$.20
Reported net income per common share — diluted	$.13	$.08	$.30	$.19
Goodwill amortization per share — basic	$—	$.01	$—	$.01
Goodwill amortization per share — diluted	$—	$—	$—	$.01
Net income per common share — basic	$.13	$.09	$.32	$.21
Net income per common share — diluted	$.13	$.09	$.30	$.20

The changes in the carrying amount of goodwill at July 13, 2002, are as follows (in thousands):

	Company Bakery-	Franchise	Commissary
	Cafe Operations	Operations	Operations	Total

Balance December 29, 2001	$16,802	$—	$728	$17,530
Goodwill acquired	1,440	—	—	1,440

Balance July 13, 2002	$18,242	$—	$728	$18,970

     Total goodwill at July 13, 2002, is presented net of accumulated amortization of $7.9 million. The components of goodwill include $16.8 million resulting primarily from the original acquisition of the Saint Louis Bread Company in December, 1993, $.7 million resulting from the purchase of a fresh dough facility in September, 2001, and $1.4 million resulting from the purchase in January, 2002 of three operating bakery-cafes and one bakery-cafe under construction as well as area development rights for the Jacksonville, Florida market.

NOTE F-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Net income used in net income per common share — basic	$3,873	$2,354	$9,098	$5,414
Net income used in net income per common share — diluted	$3,873	$2,354	$9,098	$5,414
Weighted average number of shares outstanding — basic	28,845	27,814	28,733	27,422
Effect of dilutive securities:
Employee stock options	1,180	1,486	1,141	1,371
Weighted average number of shares outstanding — diluted	30,025	29,300	29,874	28,793
Earnings per share:
Basic:
Net income per share	$.13	$0.08	$.32	$0.20
Diluted:
Net income per share	$.13	$0.08	$.30	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the twelve weeks ended July 13, 2002, .1 million employee stock option shares were excluded in calculating diluted earnings per share, as inclusion would have been antidilutive.

     On June 6, 2002, the shareholders approved an increase in the number of authorized shares of the Company’s Class A and Class B common stock enabling the Company to complete a two-for-one common stock split in the form of a stock dividend. On June 24, 2002, shareholders received one additional share of common stock for each share of common stock held of record as of the close of business on June 10, 2002. The stock split has been reflected in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All applicable references to the number of common shares and per share information have been retroactively restated. Previously awarded stock options and other stock programs share amounts have also been adjusted to reflect the stock dividend.

NOTE G-RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. As of July 13, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002. There was no impact on the company’s financial statements upon adoption.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company’s financial statements.

NOTE H-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	July 13, 2002	December 29, 2001

Rent	$1,965	$1,665
Accrued insurance	877	949
Advertising	1,987	464
Compensation and employment related taxes	5,614	5,455
Taxes, other than income tax	1,529	966
Other	4,068	6,934

	$16,040	$16,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I-COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE J-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the 123 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by Company bakery-cafe operations are purchased from the Commissary Operations segment.

     The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread Company name and also the costs to monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread Company name.

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

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

	(in thousands)
Revenues:
Company Bakery-Cafe Operations	$48,192	$34,445	$107,669	$76,559
Franchise Operations	6,096	4,267	13,400	9,336
Commissary Operations	13,655	7,656	28,676	17,161
Intercompany Sales Eliminations	(5,669)	(2,688)	(10,466)	(6,100)

Total Revenues	$62,274	$43,680	$139,279	$96,956

Operating Profit:
Company Bakery-Cafe Operations	$7,171	$5,475	$16,577	$11,984
Franchise Operations	5,273	3,642	11,509	7,894
Commissary Operations	1,615	993	4,444	2,644
Unallocated General and Administrative Expenses	(4,785)	(3,794)	(11,001)	(8,318)

Operating Profit Before Depreciation and Amortization Expense	$9,274	$6,316	$21,529	$14,204

Depreciation and Amortization Expense:
Company Bakery-Cafe Operations	$2,057	$1,441	$4,574	$3,141
Commissary Operations	547	281	1,140	624
Corporate Administration	535	674	1,213	1,493

Total Depreciation and Amortization Expense	$3,139	$2,396	$6,927	$5,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K-ACQUISITION

     On January 22, 2002, the Company purchased, from a franchisee, the assets of three operating bakery-cafes and one bakery-cafe under construction as well as the area development rights for the Jacksonville, Florida market for a net cash purchase price of approximately $3.3 million. The acquisition was financed with cash on hand. The acquisition was accounted for by the purchase method of accounting and, accordingly, the Consolidated Statements of Operations include the results of operations of the three operating bakery-cafes from the date of acquisition. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

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

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Revenues:
Bakery-cafe sales	77.4%	78.9%	77.3%	79.0%
Franchise royalties and fees	9.8	9.8	9.6	9.6
Commissary sales to franchisees	12.8	11.4	13.1	11.4

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Bakery-cafe expenses(1):
Cost of food and paper products	31.7	31.5	30.8	31.4
Labor	30.3	29.8	30.2	29.6
Occupancy	7.1	7.3	7.2	7.3
Other operating expenses	14.0	13.5	13.5	13.7

Total bakery-cafe expenses	83.1	82.1	81.8	82.0

Commissary cost of sales to franchisees(2)	91.8	94.0	92.1	92.6
Depreciation and amortization	5.0	5.5	5.0	5.4
General and administrative expenses	9.0	10.1	9.3	10.1

Operating profit	9.9	9.0	10.5	9.2
Interest expense	—	0.1	—	0.1
Other expense (income), net	—	0.1	0.1	—
Minority interest	0.1	—	0.1	—

Income before income taxes	9.8	8.8	10.3	9.1
Income taxes	3.6	3.4	3.8	3.6

Net income	6.2%	5.4%	6.5%	5.6%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of commissary sales to franchisees.

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

General

     Panera Bread Company (including its wholly owned subsidiaries Panera, LLC, Pumpernickel, Inc., its 75% interest in its subsidiary Pain Francais, Inc., and its indirect subsidiaries and 86% interest in its joint venture) may be referred to as the “Company”, “Panera Bread” or in the first person notation of “we”, “us”, and “ours” in the following discussion. The term “company-owned bakery-cafes” refers to company-operated and joint venture operated bakery-cafes in the following discussion.

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

Revenues

     Total revenues for the twelve weeks ended July 13, 2002 increased 42.6% to $62.3 million compared to $43.7 million for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002 total revenues increased 43.6% to $139.3 million compared to $97.0 million for the twenty-eight weeks ended July 14, 2001. The growth in total revenues for the twelve and twenty-eight weeks ended July 13, 2002, as compared to the prior year is primarily due to increases in system-wide comparable sales of 6.7% and 6.1% for the twelve and twenty-eight weeks, respectively, combined with the opening of 109 new bakery-cafes since the end of the second quarter of 2001.

     Bakery-cafe sales for the twelve weeks ended July 13, 2002 for the Company increased 40.1% to $48.2 million from $34.4 million for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, bakery-cafe sales increased 40.6% to $107.7 million from $76.6 million for the twenty-eight weeks ended July 14, 2001. The increase in bakery-cafe sales is primarily due to the 4.6% and 5.0% increase in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 13, 2002, respectively and the opening of 25 new company-owned bakery-cafes since the end of the second quarter of 2001. The average weekly sales per company bakery-cafe (excluding the specialty bakery-cafes and closed locations) increased 9.5% to $3,340 for the twelve weeks ended July 13, 2002 and 11.0% to $33,098 for the twenty-eight weeks ended July 13, 2002, compared to $30,457 and $29,811 for the twelve and twenty-eight weeks ended July 14, 2001.

     The following table sets forth certain unaudited financial information and other restaurant data relating to company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Number of bakery-cafes:
Company-operated:
Beginning of period	104	94	100	90
Acquired from franchisee(1)	—	—	3	—
New bakery-cafes opened	4	4	8	9
Bakery-cafes closed	—	—	(3)	(1)

End of period	108	98	108	98

Joint Venture operated:
Beginning of period(2)	13	—	10	—
New bakery-cafes opened	2	—	5	—

End of period	15	—	15	—

Total company-owned (includes joint venture):
Beginning of period	117	94	110	90
Acquired from franchisee	—	—	3	—
New bakery-cafes opened	6	4	13	9
Bakery-cafes closed	—	—	(3)	(1)

End of period	123	98	123	98

Franchise operated:
Beginning of period	273	191	259	172
New bakery-cafes opened	19	20	36	40
Sold to company(1)	—	—	(3)	—
Bakery-cafes closed	(1)	—	(1)	(1)

End of period	291	211	291	211

System-wide:
Beginning of period	390	285	369	262
New bakery-cafes opened	25	24	49	49
Bakery-cafes closed	(1)	—	(4)	(2)

End of period	414	309	414	309

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville market from its franchisee.

(2)	In October 2001, the Company entered into a joint venture agreement in the Northern Virginia and Central Pennsylvania markets.

     Increases in comparable net bakery-cafe sales for the twelve and twenty-eight weeks ended July 13, 2002 were as follows:

	Twelve weeks ended	Twenty-eight weeks ended
	July 13, 2002	July 13, 2002

Company-owned	4.6%	5.0%
Franchise operated	7.8%	6.6%
System-wide	6.7%	6.1%

     The above comparable bakery-cafe sales exclude the specialty bakery-cafe and closed locations, and are based on sales for bakery-cafes in operation for 18 four week periods or longer.

     During the twelve weeks ended July 13, 2002, one additional Panera Bread franchise area development agreement was signed, representing a commitment to develop 17 additional bakery-cafes and there was an increase in an existing area development agreement in Iowa by three bakery-cafes. This brings the total commitments to develop franchised bakery-cafes in addition to those already open to 509 bakery-cafes as of July 13, 2002. We expect these bakery-cafes to open over the next ten years according to the timetable established in the area development agreements, with the majority opening in the next five to six years.

     Franchise royalties and fees rose 41.9% for the twelve weeks ended July 13, 2002 to $6.1 million from $4.3 million for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, franchise royalties and fees rose 44.1% to $13.4 from $9.3 million for the twenty-eight weeks ended July 14, 2001. The components of franchise royalties and fees are as follows:

	Twelve	Twelve	Twenty-eight	Twenty-eight
	weeks ended	weeks ended	weeks ended	weeks ended
	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001

Franchise royalties	$5,386	$3,657	$12,065	$8,089
Franchise fees	710	610	1,335	1,247

Total	$6,096	$4,267	$13,400	$9,336

     The increase in royalty revenue can be attributed to the 7.8% and 6.6% increase in comparable bakery-cafe sales (excluding the specialty bakery-cafe and closed locations) for the twelve and twenty-eight weeks ended July 13, 2002, respectively and the addition of 84 franchised bakery-cafes opened since July 14, 2001. The average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) increased 4.8% to $35,211 for the twelve weeks ended July 13, 2002 and 3.8% to $35,006 for the twenty-eight weeks ended July 13, 2002, compared to $33,591 and $33,731 for the twelve and twenty-eight weeks ended July 14, 2001.

     Commissary sales to franchisees increased 60% to $8.0 million for the twelve weeks ended July 13, 2002 from $5.0 million for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, commissary sales to franchisees increased 64.0% to $18.2 million from $11.1 million for the twenty-eight weeks ended July 14, 2001. The increase was primarily driven by the growth in comparable franchise operated bakery-cafe sales and the increased number of franchise operated bakery-cafes.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough products to company-owned bakery-cafes as well as the cost of food and paper products supplied by the outside vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees on the Consolidated Statements of Operations. The cost of food and paper products increased to 31.7% of bakery-cafe sales for the twelve weeks ended July 13, 2002 as compared to 31.5% of bakery-cafe sales for the twelve weeks ended July 14, 2001. The cost of food and paper products as a percentage of bakery-cafe sales for the twelve weeks ended July 13, 2002, increased primarily due to start up expenses and inefficiencies related to the opening of two new commissaries (Franklin, MA opened March 15, 2002 and Greensboro, NC opened June 28, 2002) and additional operating costs related to the rollout of Artisan bread production. These inefficiencies and operating costs represent approximately 60 basis points and were partially offset by increased efficiency of our commissary operations. For the twelve weeks ended July 13, 2002, we had an average of 28.0 bakery-cafes per commissary compared to an average of 21.7 for the twelve weeks ended July 14, 2001. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. For the twenty-eight weeks ended July 13, 2002, the cost of food and paper products as a percentage of bakery-cafe sales declined to 30.8% of bakery-cafe sales from 31.4% of bakery-cafe sales for the twenty-eight weeks ended July 14, 2001. The improvement in the cost of food and paper products as a percentage of bakery-cafe sales for the twenty-eight weeks ended July 13, 2002, is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 109 additional system-wide bakery-cafes that have opened since July 14, 2001. For the twenty-eight weeks ended July 13, 2002, we had an average of 27.3 bakery-cafes per commissary compared to an average of 20.7 for the twenty-eight weeks ended July 14, 2001.

     Labor expense was $14.6 million or 30.3% of bakery-cafe sales for the twelve weeks ended July 13, 2002 compared to $10.2 million or 29.8% for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, labor expense was $32.6 million or 30.2% of bakery-cafe sales compared to $22.7 million or 29.6% of bakery-cafe sales for the twenty-eight weeks ended July 14, 2001. The labor expense as a percentage of bakery-cafe sales increased between the twelve and twenty-eight weeks ended July 13, 2002 and the twelve and twenty-eight weeks ended July 14, 2001 primarily due to increased training costs, labor inefficiencies associated with the increase in the number of new company-owned bakery-cafes opened (6 and 13 for the twelve and twenty-eight weeks ended July 13, 2002, respectively, compared to 4 and 9 for the twelve and twenty-eight weeks ended July 14, 2001, respectively), and an increase in the cost of insurance benefits.

     Occupancy costs were $3.4 million or 7.1% of bakery-cafe sales for the twelve weeks ended July 13, 2002 compared to $2.5 million or 7.3% of bakery-cafe sales for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, occupancy costs were $7.8 million or 7.2% of bakery-cafe sales compared to $5.6 million or 7.3% of bakery-cafe sales for the twenty-eight weeks ended July 14, 2001. The occupancy cost as a percentage of bakery-cafe sales declined for the twelve and twenty-eight weeks ended July 13, 2002, due to the leveraging of these costs over higher sales volumes.

     Other bakery-cafe operating expenses were $6.7 million or 14.0% of bakery-cafe sales for the twelve weeks ended July 13, 2002 compared to $4.7 million or 13.5% of bakery-cafe sales for the twelve weeks ended July 14, 2001. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the twelve weeks ended July 13, 2002, is due primarily to increased summer utility costs related to the higher than normal summer temperatures. For the twenty-eight weeks ended July 13, 2002, other bakery-cafe operating expenses were $14.6 million or 13.5% of bakery-cafe sales compared to $10.5 million or 13.7% of bakery-cafe sales for the twenty-eight weeks ended July 14, 2001. The decrease in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the twenty-eight weeks ended July 13, 2002 is due primarily to decreased winter utility costs and the leveraging of other bakery-cafe operating expenses over higher sales volumes.

     For the twelve weeks ended July 13, 2002, commissary cost of sales to franchisees was $7.3 million or 91.8% of commissary sales to franchisees compared to $4.7 million or 94.0% of commissary sales to franchisees for the twelve weeks ended July 14, 2001. The decrease in the commissary cost of sales rate for the second quarter was primarily due to the lower cost of butter between 2002 and 2001. The average price of butter per pound decreased 35% to $1.27 per pound from $1.95 per pound for the twelve weeks ended July 13, 2002. This was offset in part by the increased cost of raw materials from the Bunge Foods contract. The Company entered into a five-year supply agreement for frozen baked goods in 1998 with Bunge Foods Corporation (“Bunge”). The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, beginning in March of 2002, pricing changed to Bunge’s cost plus 36.0%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s Consolidated Statement of Operations based on the number of company-owned or franchise-operated bakery-cafes to the total system. The agreement contains minimum volume commitments, and provides for financial penalties if either party cancels the agreement before the initial term is complete. We expect the contract to end in November, 2002. The Company is currently in the process of re-bidding this supply agreement. For the twenty-eight weeks ended July 13, 2002, commissary cost of sales was $16.8 million or 92.1% of commissary sales to franchisees, compared to $10.2 million or 92.6% of commissary sales to franchisees for the twenty-eight weeks ended July 14, 2001. The dollar amount increase of the commissary cost of sales between years is primarily due to the addition of 84 franchised bakery-cafes since July 14, 2001, and higher average weekly sales per bakery-cafe. The decrease in commissary cost of sales to franchisees as a percentage of commissary sales to franchisees for the twenty-eight weeks ended July 13, 2002 results primarily from decreased butter pricing offset partially by the increased contract pricing for frozen baked goods. The average price of butter per pound decreased 23.1% to $1.30 per pound from $1.69 per pound for the twenty-eight weeks ended July 13, 2002 (as previously discussed).

     Depreciation and amortization was $3.1 million or 5.0% of total revenue for the twelve weeks ended July 13, 2002 compared to $2.4 million or 5.5% of total revenue for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, depreciation and amortization was $6.9 million or 5.0% of total revenue compared to $5.3 million or 5.4% of total revenue for the twenty-eight weeks ended July 14, 2001. The improvement in depreciation and amortization as a percentage of total revenue for the twelve and twenty-eight weeks ended July 13, 2002 compared to the twelve and twenty-eight weeks ended July 14, 2001, respectively, is primarily due to the leveraging of higher bakery-cafe sales volume and the Company’s adoption of the Financial Accounting Standard Board SFAS No. 142, “Goodwill and Other Intangible Assets”. Amortization expense decreased $0.2 and $0.5 million for the twelve and twenty-eight weeks ended July 13, 2002, compared to the twelve and twenty-eight weeks ended July 14, 2001 as a result of the adoption of SFAS No. 142.

     General and administrative expenses were $5.6 million or 9.0% of total revenue, and $4.4 million or 10.1% of total revenue for the twelve weeks ended July 13, 2002 and July 14, 2001, respectively. For the twenty-eight weeks ended July 13, 2002, general and administrative expenses were $12.9 million or 9.3% of total revenue compared to $9.8 million or 10.1% of total revenue for the twenty-eight weeks ended July 14, 2001. The improvement in general and administrative expenses between 2002 and 2001 results primarily from higher revenues, which help leverage general and administrative expenses.

Operating Profit

     Operating profit for the twelve weeks ended July 13, 2002 increased to $6.1 million or 9.9% of total revenue from $3.9 million or 9.0% of total revenue for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, operating profit increased to $14.6 million or 10.5% of total revenue from $8.9 million or 9.2% of total revenue for the twenty-eight weeks ended July 14, 2001. Operating profit for the twelve and twenty-eight weeks ended July 13, 2002 rose primarily due to increased total revenues and the leveraging of depreciation and amortization as well as general and administrative expenses.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner in the Northern Virginia/Central Pennsylvania area. As of July 13, 2002, our joint venture partner had a 14% interest in this market. The joint venture agreement entitles the joint venture partner to a specified percentage of the cash flows from the bakery-cafes developed and operated. The joint venture partner was required to invest a specified interest and is prohibited from selling or transferring his interest to another party without the Company’s consent. The Company believes that providing the joint venture partner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated joint venture partners, which will result in a better customer experience. The Company expects to implement the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

Income Taxes

     The provision for income taxes increased to $2.2 million for the twelve weeks ended July 13, 2002 versus $1.5 million for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, the provision for income taxes increased to $5.2 million from $3.5 million for the twenty-eight weeks ended July 14, 2001. The tax provision for the twelve weeks ended July 13, 2002 and July 14, 2001, and the twenty-eight weeks ended July 13, 2002 and July 14, 2001, reflects a combined federal, state, and local effective tax rate of 36.5% and 39.0%, respectively. The reduction in the effective tax rate for the twelve and twenty-eight weeks ended July 13, 2002 as compared to the twelve and twenty-eight weeks ended July 14, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

Net Income

     Net income for the twelve weeks ended July 13, 2002 increased $1.5 million or 63% to $3.9 million or $0.13 per diluted share compared to net income of $2.4 million or $0.08 per diluted share for the twelve weeks ended July 14, 2001. For the twenty-eight weeks ended July 13, 2002, net income increased $3.7 million or 69% to $9.1 million or $0.30 per diluted share compared to net income of $5.4 million or $0.19 per share for the twenty-eight weeks ended on July 14, 2001. The increase in net income in 2002 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as the leveraging down of general and administrative and depreciation and amortization expenses. For purposes of computing net income per diluted share, the number of common shares has been retroactively restated to reflect a dividend of one share of common stock for each share of common stock outstanding, payable on June 24, 2002 to stockholders of record as of June 10, 2002. Previously awarded stock options and other stock programs have been adjusted to reflect the stock dividend.

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

     The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues upon the performance of services. Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafe. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.

     The Company has recorded a valuation allowance to reduce its deferred tax assets related to capital loss carryforwards on the sale of the Au Bon Pain Division, deferred state tax assets where the Company no longer operates, and charitable contributions the Company may not be able to utilize prior to expiring. The Company limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of the net deferred tax assets.

     Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired. Annually, and whenever an event or circumstances indicate that it is more likely than not that the Company’s goodwill has been impaired, management assesses, based on discounted cash flows, goodwill for impairment. The Company assesses goodwill for impairment by comparing discounted cash flows from acquired businesses with the carrying value of related goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified that would indicate an impairment of the value of intangible assets.

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

Liquidity and Capital Resources

     Cash and cash equivalents were $21.6 million at July 13, 2002 compared with $18.1 million at December 29, 2001. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling and maintaining commissaries and for enhancements of information systems. For the twelve and twenty-eight weeks ended July 13, 2002, the Company met its requirements for capital primarily with cash from operating activities.

     Funds provided by operating activities for the twenty-eight weeks ended July 13, 2002, were $18.0 million compared to $11.9 million for the twenty-eight weeks ended July 14, 2001. Funds provided by operating activities increased primarily as a result of an increase in net income and increased depreciation.

     Total capital expenditures for the twenty-eight weeks ended July 13, 2002, were $14.4 million and were primarily related to the opening of thirteen new company-owned bakery-cafes, the opening of two commissaries, and for maintaining or remodeling existing bakery-cafes, and commissaries. Additionally, the company acquired, for $3.3 million, the assets of three operating bakery-cafes, one bakery-cafe under construction as well as the area development rights for the Jacksonville, Florida market. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $13.9 million for the twenty-eight weeks ended July 14, 2001, and were primarily related to the opening of nine company-owned bakery-cafes as well as the maintenance and remodeling of existing bakery-cafes and commissaries.

     On December 26, 2000, the Company entered into a revolving credit agreement for $10.0 million at LIBOR plus 1.0%, approximately 2.8% at July 13, 2002, which extends until December 31, 2003. As of July 13, 2002, the Company had $9.7 million available under the line of credit with $0.3 million utilized by outstanding standby letters of credit to secure premium and claim obligations for the workers’ compensation insurance program. The Company was in compliance with all covenants associated with its borrowings as of July 13, 2002.

     Financing activities provided $3.4 million for the twenty-eight weeks ended July 13, 2002 and $4.4 million for the twenty-eight weeks ended July 14, 2001. The financing activities in the twenty-eight weeks ended July 13, 2002 included $1.9 million from the exercise of stock options, $.6 million from the issuance of common stock under employee benefit plans, $.7 million resulting from capital investments by joint venture partner, and $.2 million in proceeds on payment of a note receivable from our joint venture partner. The financing activities for the twenty-eight weeks ended July 14, 2001 included $4.6 million from the exercise of stock options.

     The Company had a working capital surplus of $20.5 million at July 13, 2002 and $13.6 million at December 29, 2001. The increase in the working capital surplus in 2002 was primarily due to an increase in cash and cash equivalents. The Company has experienced no short-term or long-term liquidity difficulties having been able to finance its operations through internally generated cash flow, its revolving line of credit, and through the exercise of employee stock options.

     The Company currently anticipates spending a total for fiscal year 2002 of approximately $35 to $37 million, principally for the opening of approximately 25 new company-owned bakery-cafes, the acquisition of three bakery-cafes in Jacksonville, Florida, the construction of three commissaries (one of which will open in January, 2003), for maintaining and remodeling existing bakery-cafes and for remodeling and expansion of existing commissaries. The Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.76 million, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolving line of credit.

     Our capital requirements, including development costs related to the opening of additional bakery-cafes, commissaries and for remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented where necessary, by borrowings on our revolving line of credit and the exercise of employee stock options, will be sufficient to fund our capital requirements through 2002.

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

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. As of July 13, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002. There was no impact on the company’s financial statements upon adoption.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As of July 13, 2002, the Company had derivative instruments which consisted primarily of immaterial fixed price purchase contracts. The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The company held its Annual Meeting of Stockholders on June 6, 2002 to consider and vote upon the following matters:

1.	To elect one (1) Director to the Board of Directors to serve for a term ending in 2005 and until his successor is duly elected and qualified;

2.	To approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock, $.0001 par value, from 50,000,000 to 75,000,000 and Class B Common Stock, $.0001 par value, from 2,000,000 to 10,000,000; and

3.	To ratify the action of the Board of Directors reappointing of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 28, 2002.

With respect to the Directors Proposal:

The following votes were cast in favor of, and were withheld from, the nomination of Ronald M. Shaich, the director nominee:

Director		For	Withheld

Ronald M. Shaich	Class A	8,548,608	3,673,146
	Class B	3,691,284	—
	Total	12,239,892	3,673,146

With respect to the amendment to the Certificate of Incorporation:

The following votes were cast in favor of, were cast against, those abstaining, and broker non-votes for the approval of an amendment to the Certificate of Incorporation to increase the number of Class A and Class B shares:

	For	Against	Abstain	Broker Non-Votes

Class A	5,715,514	6,485,726	20,514	—
Class B	3,689,403	1,881	—	—
Total	9,404,917	6,487,607	20,514	—

With respect to the Auditors proposal:

	For	Against	Abstain	Broker Non-Votes

Class A	11,291,088	925,607	5,059	—
Class B	3,691,284	—	—	—
Total	14,982,372	925,607	5,059	—

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Amended and restated Certificate of Incorporation

10.6.16	Employment Letter between the Registrant and Mark Hood, dated as of July 2, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial and Administrative Officer.

(b)	Reports on Form 8-K (all of the following reports were “furnished” under Item 9 of Form 8-K)

Form 8-K filed on May 9, 2002, with respect to comparable store sales and average weekly sales.

Form 8-K filed on May 30, 2002, announcing our first quarter 2002 earnings.

Form 8-K filed on June 6, 2002, announcing shareholder approval of an amendment to the company’s Certificate of Incorporation to increase the number of authorized shares of Class A and Class B Common Stock and Board approval of a two-for-one stock split.

Form 8-K filed on June 6, 2002, with respect to comparable store sales, average weekly sales, and an increase in the 2003 earnings per share target.

Form 8-K filed on June 18, 2002, announcing the webcast of our presentation at the Thomas Weisel Partners Growth Forum 4.0.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

Dated: August 26, 2002	By:	/s/ Ronald M. Shaich

Ronald M. Shaich Chairman and Chief Executive Officer

Dated: August 26, 2002	By:	/s/ William W. Moreton

William W. Moreton Chief Financial and Administrative Officer