Form 10-Q
period 2002-10-05
PANERA BREAD CO
filed 2002-11-18
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

     As of November 8, 2002, 27,157,008 shares and 1,977,363 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share information)

	October 5, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$16,114	$18,052
Accounts receivable, less allowance of $32 in 2002 and $67 in 2001	7,791	5,156
Inventories	4,611	3,459
Prepaid expenses	1,532	1,649
Deferred income taxes	6,765	7,289
Other	287	399

Total current assets	37,100	36,004
Property and equipment, net	92,403	79,693
Other assets:
Investments in Government Securities, at amortized cost	9,182	—
Goodwill	18,970	17,530
Deposits and other	5,642	5,020
Deferred income taxes	3,268	5,687

Total other assets	37,062	28,237

Total assets	$166,565	$143,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,424	$5,271
Accrued expenses	15,558	16,433
Current portion of deferred revenue	1,013	677

Total current liabilities	21,995	22,381
Deferred revenue	821	1,125

Total liabilities	22,816	23,506
Commitments and contingencies
Minority interest	1,373	556
Stockholders’ equity:
Common stock, $.0001 par value:
Class A shares authorized 75,000,000; issued 27,254,213 and outstanding 27,145,213 in 2002 and issued 26,018,078 and outstanding 25,909,078 in 2001, respectively	3	3
Class B shares authorized 10,000,000; issued and outstanding 1,978,163 in 2002 and 2,588,600 in 2001, respectively	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	106,340	98,101
Retained earnings	36,933	22,668

Total stockholders’ equity	142,376	119,872

Total liabilities and stockholders’ equity	$166,565	$143,934

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the twelve weeks ended		For the forty weeks ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Revenues:
Bakery-cafe sales	$50,270	$38,486	$157,939	$115,045
Franchise royalties and fees	6,699	4,481	20,099	13,817
Commissary sales to franchisees	8,502	5,520	26,712	16,581

Total revenue	65,471	48,487	204,750	145,443

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	15,301	11,986	48,335	35,908
Labor	14,776	11,017	46,959	33,330
Occupancy	3,368	2,716	11,118	8,278
Other operating expenses	6,528	5,107	21,112	15,580

Total bakery-cafe expenses	39,973	30,826	127,524	93,096
Commissary cost of sales to franchisees	7,975	5,209	24,749	15,447
Depreciation and amortization	3,244	2,613	10,171	7,872
General and administrative expenses	5,735	4,720	18,628	14,479
Pre-opening expenses	259	126	791	610

Total costs and expenses	57,186	43,494	181,863	131,504

Operating profit	8,285	4,993	22,887	13,939
Interest expense	11	16	25	77
Other expense, net	76	85	267	107
Minority interest	61	—	131	—

Income before income taxes	8,137	4,892	22,464	13,755
Income taxes	2,970	1,908	8,199	5,358

Net income	$5,167	$2,984	$14,265	$8,397

Net income per common share — basic	$.18	$.11	$.49	$.30

Net income per common share — diluted	$.17	$.10	$.48	$.29

Weighted average shares of common and common equivalent shares outstanding
Basic	29,072	27,967	28,834	27,631

Diluted	30,094	29,345	29,902	28,896

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the forty weeks ended

	October 5, 2002	October 6, 2001

Cash flows from operations:
Net income	$14,265	$8,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,171	7,872
Minority interest	131	—
Tax benefit from exercise of stock options	5,183	5,007
Deferred income taxes	2,943	480
Other	70	36
Changes in operating assets and liabilities:
Accounts receivable	(2,676)	(176)
Inventories	(1,095)	(489)
Prepaid expenses	122	588
Accounts payable	153	(1,415)
Accrued expenses	(1,171)	(182)
Deferred revenue	31	(308)
Other	(136)	222

Net cash provided by operating activities	27,991	20,032

Cash flows from investing activities:
Purchase of investments	(9,200)	—
Additions to property and equipment	(20,838)	(21,168)
Other	—	(749)
Acquisitions	(3,267)	—
Increase in deposits and other	(615)	(375)

Net cash used in investing activities	(33,920)	(22,292)

Cash flows from financing activities:
Increase in deferred financing costs	—	(6)
Exercise of employee stock options	2,337	5,224
Proceeds from note receivable	248	—
Principal payments on debt and computer equipment financing	—	(374)
Proceeds from issuance of common stock	720	274
Increase in minority interest	686	—

Net cash provided by financing activities	3,991	5,118

Net (decrease) increase in cash and cash equivalents	(1,938)	2,858
Cash and cash equivalents at beginning of period	18,052	9,011

Cash and cash equivalents at end of period	$16,114	$11,869

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

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect subsidiaries, Pumpernickel Associates, LLC, Panera Enterprises, Inc., and, through Artisan Bread, LLC, an 86% investment in Cap City Bread, LLC (since its formation in October 2001), in which a minority interest is owned by a joint venture partner.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications, including separating pre-opening expenses from bakery-cafe expenses to increase transparency of such costs, have been made to conform previously reported data to the current presentation.

NOTE B-INVESTMENTS

     Investments consist of United States Treasury notes and mortgage-backed government notes and are classified as long-term investments in the accompanying consolidated balance sheet based upon their stated maturity dates which range from November 2003 to September 2004.

     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period and reevaluates such designation at each balance sheet date. At October 5, 2002, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at October 5, 2002.

NOTE C-FRANCHISE ROYALTIES AND FEES AND REVENUE RECOGNITION

     Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Royalties are paid weekly based on the percentage of sales specified in each ADA (from 4.0% to 5.0% of sales). Royalties are recognized as revenue when they are earned.

NOTE D-DEFERRED REVENUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E-INCOME TAXES

     The effective tax rate for the twelve and forty weeks ended October 5, 2002, and the twelve and forty weeks ended October 6, 2001, was 36.5% and 39.0%, respectively. The reduction in the effective tax rate for the twelve and forty weeks ended October 5, 2002, results from the Company’s restructuring of legal entities to better manage its intellectual property, which resulted in a lower effective state income tax rate.

     For the forty weeks ended October 5, 2002 and October 6, 2001, the Company realized tax benefits of approximately $5.2 million and $5.0 million, respectively, related to the exercise of employee stock options. Such tax benefits serve to reduce the Company’s income tax liability and increase additional paid-in capital. As of October 5, 2002, the Company has net operating loss carryforwards of approximately $16.9 million, which can be carried forward up to 20 years to offset federal taxable income.

NOTE F-ADOPTION OF SFAS 142

     The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which establishes new accounting and reporting standards for purchase business combinations and goodwill. All goodwill was determined to have an indefinite useful life as management expects the businesses to which it relates to generate future cash flows indefinitely. Thus, the Company ceased amortizing the existing goodwill at the beginning of its 2002 fiscal year. A reconciliation of earnings and earnings per share following SFAS 142 adoption is as follows (per share amounts may not add due to rounding):

	For the twelve weeks ended		For the forty weeks ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Reported net income	$5,167	$2,984	$14,265	$8,397
Add back: goodwill amortization	—	139	—	464

Adjusted net income	$5,167	$3,123	$14,265	$8,861

Basic and diluted net income per common share:
Reported net income per common share — basic	$.18	$.11	$.49	$.30
Reported net income per common share — diluted	$.17	$.10	$.48	$.29
Goodwill amortization per share — basic	$—	$—	$—	$.02
Goodwill amortization per share — diluted	$—	$.01	$—	$.02
Adjusted net income per common share — basic	$.18	$.11	$.49	$.32
Adjusted net income per common share — diluted	$.17	$.11	$.48	$.31

The changes in the carrying amount of goodwill at October 5, 2002, are as follows (in thousands):

	Company Bakery-	Franchise	Commissary
	Cafe Operations	Operations	Operations	Total

Balance December 29, 2001	$16,802	$—	$728	$17,530
Goodwill acquired	1,440	—	—	1,440

Balance October 5, 2002	$18,242	$—	$728	$18,970

     Total goodwill at October 5, 2002, is presented net of accumulated amortization of $7.9 million. The components of goodwill include $16.8 million resulting primarily from the original acquisition of the Saint Louis Bread Company in December, 1993, $0.7 million resulting from the purchase of a fresh dough facility in September, 2001, and $1.4 million resulting from the purchase in January, 2002 of three operating bakery-cafes and one bakery-cafe under construction as well as area development rights for the Jacksonville, Florida market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the forty weeks ended

	October 5,	October 6,	October 5,	October 6,
	2002	2001	2002	2001

Net income used in net income per common share — basic	$5,167	$2,984	$14,265	$8,397
Net income used in net income per common share — diluted	$5,167	$2,984	$14,265	$8,397
Weighted average number of shares outstanding — basic	29,072	27,967	28,834	27,631
Effect of dilutive securities:
Employee stock options	1,022	1,378	1,068	1,265
Weighted average number of shares outstanding — diluted	30,094	29,345	29,902	28,896
Earnings per share:
Basic:
Net income per share	$0.18	$0.11	$0.49	$0.30
Diluted:
Net income per share	$0.17	$0.10	$0.48	$0.29

     For the twelve weeks ended October 5, 2002, 0.3 million stock option shares were excluded in calculating diluted earnings per share, as inclusion would have been antidilutive.

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

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. As of October 5, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002. There was no impact on the Company’s financial statements upon adoption.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	October 5, 2002	December 29, 2001

Compensation and employment related taxes	$6,244	$5,455
Advertising	2,245	464
Rent	2,022	1,665
Taxes, other than income tax	1,068	966
Accrued insurance	866	949
Other	3,113	6,934

	$15,558	$16,433

NOTE J-COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is obligated under non-cancelable operating leases for its administrative offices, commissaries, and bakery-cafes. Lease terms are generally for ten years with renewal options at most locations. Generally, the Company is required to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts.

     In October 2002, the Company reached an agreement to purchase from a franchisee four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky markets. The purchase price is approximately $5.5 million subject to normal closing costs and adjustments. This transaction is expected to close in January 2003.

     The Company is a prime tenant or guarantor for certain operating leases of the former Au Bon Pain Division. The liability from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Aggregate minimum requirements under non-cancelable operating leases for the Au Bon Pain Division on which the Company is a guarantor were approximately $56.5 million at October 5, 2002. Currently, the Company has not had to make any payments related to the Au Bon Pain leases or guarantees. Au Bon Pain continues to have primary liability for these operating leases.

     The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE K-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the 125 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by company-owned bakery-cafe operations are purchased from the Commissary Operations segment.

During the twelve weeks ended October 5, 2002, the Company changed its measurement of bakery-cafe operating profits to exclude pre-opening expenses. These expenses are now shown as a separate line item on the Consolidated Statements of Operations. This will improve transparency of such costs. The previously reported results have been restated as follows:

	2002		2001

	12	16	12	12	12	16
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	July 13	April 20	December 29	October 6	July 14	April 21

Bakery-cafe operating profit
Before pre-opening change	$7,171	$9,406	$11,945	$6,758	$5,475	$6,509
Add:
Pre-opening food	76	76	83	39	53	73
Pre-opening labor	192	188	218	87	184	174

Total pre-opening	268	264	301	126	237	247

Restated bakery-cafe operating profit	$7,439	$9,670	$12,246	$6,884	$5,712	$6,756

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

     The Commissary Operations segment supplies fresh dough items and other proprietary frozen dough items to both company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	For the twelve weeks ended		For the forty weeks ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

	(in thousands)
Revenues:
Company bakery-cafe operations	$50,270	$38,486	$157,939	$115,045
Franchise operations	6,699	4,481	20,099	13,817
Commissary operations	14,590	8,574	43,266	25,735
Intercompany sales eliminations	(6,088)	(3,054)	(16,554)	(9,154)

Total revenues	$65,471	$48,487	$204,750	$145,443

Operating profit:
Company bakery-cafe operations	$9,423	$6,884	$26,532	$19,352
Franchise operations	5,868	3,852	17,377	11,746
Commissary operations	1,401	1,086	5,845	3,730
Unallocated general and administrative expenses	(4,904)	(4,090)	(15,905)	(12,407)
Pre-opening expenses	(259)	(126)	(791)	(610)

Operating profit before depreciation and amortization expense	$11,529	$7,606	$33,058	$21,811

Depreciation and amortization expense:
Company bakery-cafe operations	$2,092	$1,608	$6,666	$4,749
Commissary operations	602	318	1,742	942
Corporate administration	550	687	1,763	2,181

Total depreciation and amortization expense	$3,244	$2,613	$10,171	$7,872

NOTE L-ACQUISITION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the forty weeks ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Revenues:
Bakery-cafe sales	76.8%	79.4%	77.1%	79.1%
Franchise royalties and fees	10.2	9.2	9.8	9.5
Commissary sales to franchisees	13.0	11.4	13.1	11.4

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Bakery-cafe expenses(1):
Cost of food and paper products	30.4	31.1	30.6	31.2
Labor	29.4	28.6	29.7	29.0
Occupancy	6.7	7.1	7.0	7.2
Other operating expenses	13.0	13.3	13.4	13.5

Total bakery-cafe expenses	79.5	80.1	80.7	80.9

Commissary cost of sales to franchisees(2)	93.8	94.4	92.7	93.2
Depreciation and amortization	5.0	5.4	5.0	5.4
General and administrative expenses	8.8	9.7	9.1	10.0
Pre-opening expenses	0.4	0.3	0.4	0.4

Operating profit	12.7	10.3	11.2	9.6
Interest expense	—	—	—	0.1
Other expense (income), net	0.1	0.2	0.1	0.1
Minority interest	0.1	—	0.1	—

Income before income taxes	12.4	10.1	11.0	9.5
Income taxes	4.5	3.9	4.0	3.7

Net income	7.9%	6.2%	7.0%	5.8%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of commissary sales to franchisees.

Forward Looking Statements

     Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 29, 2001.

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

     The Company’s revenues are derived from bakery-cafe sales, commissary sales to franchisees and franchise royalties and fees. Commissary sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to company-owned bakery-cafe sales. The cost of commissary sales relates to the sale of fresh dough products to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

     The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

Revenues

     Total revenues for the twelve weeks ended October 5, 2002 increased 35.0% to $65.5 million compared to $48.5 million for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002 total revenues increased 40.8% to $204.8 million compared to $145.4 million for the forty weeks ended October 6, 2001. The growth in total revenues for the twelve and forty weeks ended October 5, 2002, as compared to the prior year is primarily due to increases in system-wide comparable sales of 5.1% and 5.7% for the twelve and forty weeks, respectively, combined with the opening of 111 new bakery-cafes since the end of the third quarter of 2001.

     Bakery-cafe sales for the twelve weeks ended October 5, 2002 for the Company increased 30.6% to $50.3 million from $38.5 million for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, bakery-cafe sales increased 37.3% to $157.9 million from $115.0 million for the forty weeks ended October 6, 2001. The increase in bakery-cafe sales is primarily due to the 4.0% and 4.7% increase in comparable bakery-cafe sales for the twelve and forty weeks ended October 5, 2002, respectively and the opening of 23 new company-owned bakery-cafes since the end of the third quarter of 2001. The average weekly sales per company-owned bakery-cafe (excluding the specialty bakery-cafes and closed locations) increased 5.8% to $34,050 for the twelve weeks ended October 5, 2002 and 9.3% to $33,396 for the forty weeks ended October 5, 2002, compared to $32,178 and $30,565 for the twelve and forty weeks ended October 6, 2001, respectively. The number of operating weeks for company-operated bakery-cafes during the twelve and forty weeks ended October 5, 2002, was 1477.4 and 4724.9, respectively. The number of operating weeks in the twelve and forty weeks ended October 6, 2001, was 1191.6 and 3739.0, respectively.

     The following table sets forth certain information and other data relating to company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the forty weeks ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Number of bakery-cafes:
Company-operated:
Beginning of period	108	98	100	90
Acquired from franchisee(1)	—	—	3	—
New bakery-cafes opened	2	5	10	14
Bakery-cafes closed	(1)	—	(4)	(1)

End of period	109	103	109	103

Joint Venture operated:
Beginning of period(2)	15	—	10	—
New bakery-cafes opened	1	—	6	—

End of period	16	—	16	—

Total company-owned (includes joint venture):
Beginning of period	123	98	110	90
Acquired from franchisee	—	—	3	—
New bakery-cafes opened	3	5	16	14
Bakery-cafes closed	(1)	—	(4)	(1)

End of period	125	103	125	103

Franchise operated:
Beginning of period	291	211	259	172
New bakery-cafes opened	20	16	56	56
Sold to company(1)	—	—	(3)	—
Bakery-cafes closed	—	—	(1)	(1)

End of period	311	227	311	227

System-wide:
Beginning of period	414	309	369	262
New bakery-cafes opened	23	21	72	70
Bakery-cafes closed	(1)	—	(5)	(2)

End of period	436	330	436	330

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee.

(2)	In October 2001, the Company entered into a joint venture agreement in the Northern Virginia and Central Pennsylvania markets.

     Increases in comparable net bakery-cafe sales for the twelve and forty weeks ended October 5, 2002 were as follows:

	Twelve weeks ended	Forty weeks ended
	October 5, 2002	October 5, 2002

Company-owned	4.0%	4.7%
Franchise operated	5.5%	6.2%
System-wide	5.1%	5.7%

     Comparable bakery-cafe sales exclude the specialty bakery-cafe and closed locations, and are based on sales for bakery-cafes that have been in operation for at least 18 four week periods in the reporting period.

     During the twelve weeks ended October 5, 2002, two Panera Bread franchise area development agreements were signed, representing a commitment to develop 30 bakery-cafes in Southern California and there was an amendment to two existing area development agreements in North Carolina to add nine additional bakery-cafes. This brings the total commitments to develop franchised bakery-cafes, in addition to those already open, to 528 bakery-cafes as of October 5, 2002. We expect these bakery-cafes to open over the next ten years according to the timetable established in the area development agreements, with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop company-owned locations or develop locations through new area developers in that market.

     Franchise royalties and fees rose 49.5% for the twelve weeks ended October 5, 2002 to $6.7 million from $4.5 million for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, franchise royalties and fees rose 45.5% to $20.1 from $13.8 million for the forty weeks ended October 6, 2001. The components of franchise royalties and fees are as follows:

	Twelve	Twelve	Forty	Forty
	weeks ended	weeks ended	weeks ended	weeks ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Franchise royalties	$5,909	$4,034	$17,974	$12,124
Franchise fees	790	447	2,125	1,693

Total	$6,699	$4,481	$20,099	$13,817

     The increase in royalty revenue can be attributed to the 5.5% and 6.2% increase in comparable franchised bakery-cafe sales (excluding the specialty bakery-cafe and closed locations) for the twelve and forty weeks ended October 5, 2002, respectively and the addition of 88 franchised bakery-cafes opened since October 6, 2001. The average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) increased 4.3% to $36,145 for the twelve weeks ended October 5, 2002 and 3.9% to $35,371 for the forty weeks ended October 6, 2002, compared to $34,668 and $34,038 for the twelve and forty weeks ended October 6, 2001, respectively. The number of operating weeks for franchised bakery-cafes during the twelve and forty weeks ended October 5, 2002, was 3,579.3 and 11,189.5, respectively. The number of operating weeks in the twelve and forty weeks ended October 6, 2001, was 2,575.0 and 7,855.0, respectively.

     Commissary sales to franchisees increased 54.0% to $8.5 million for the twelve weeks ended October 5, 2002 from $5.5 million for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, commissary sales to franchisees increased 61.1% to $26.7 million from $16.6 million for the forty weeks ended October 5, 2001. The increase was primarily driven by the growth in comparable franchise operated bakery-cafe sales and the increased number of franchise operated bakery-cafes discussed above.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough products to company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 30.4% of bakery-cafe sales for the twelve weeks ended October 5, 2002, compared to 31.1% of bakery-cafe sales for the twelve weeks ended October 6, 2001. For the twelve weeks ended October 5, 2002, there was an average of 28.4 bakery-cafes per commissary compared to an average of 23.3 for the twelve weeks ended October 6, 2001. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. Additionally, food cost improvements resulted from better utilization of information provided by our information technology systems to manage food costs at the bakery-cafe. These efficiencies were offset in part by inefficiencies associated with the artisan bread roll out and the higher cost of flour. For the forty weeks ended October 5, 2002, the cost of food and paper products as a percentage of bakery-cafe sales decreased to 30.6% of bakery-cafe sales from 31.2% of bakery-cafe sales for the forty weeks ended October 6, 2001. The improvement in the cost of food and paper products as a percentage of bakery-cafe sales for the forty weeks ended October 5, 2002, is primarily due to the increased efficiency of our commissary operations. For the forty weeks ended October 5, 2002, there was an average of 27.1 bakery-cafes per commissary compared to an average of 22.3 for the forty weeks ended October 6, 2001.

     Labor expense was $14.8 million or 29.4% of bakery-cafe sales for the twelve weeks ended October 5, 2002 compared to $11.0 million or 28.6% for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, labor expense was $47.0 million or 29.7% of bakery-cafe sales compared to $33.3 million or 29.0% of bakery-cafe sales for the forty weeks ended October 6, 2001. The labor expense as a percentage of bakery-cafe sales increased between the twelve and forty weeks ended October 5, 2002 and the twelve and forty weeks ended October 6, 2001 as a result of increased average manager and crew staffing levels associated with our commitment to having fully staffed bakery-cafes. This also increased training costs associated with our centralized training programs. Additionally, health insurance costs increased on a year over year basis.

     Occupancy costs were $3.4 million or 6.7% of bakery-cafe sales for the twelve weeks ended October 5, 2002 compared to $2.7 million or 7.1% of bakery-cafe sales for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, occupancy costs were $11.1 million or 7.0% of bakery-cafe sales compared to $8.3 million or 7.2% of bakery-cafe sales for the forty weeks ended October 6, 2001. The occupancy cost as a percentage of bakery-cafe sales declined for the twelve and forty weeks ended October 5, 2002, due to the leveraging of these costs over higher sales volumes.

     Other bakery-cafe operating expenses were $6.5 million or 13.0% of bakery-cafe sales for the twelve weeks ended October 5, 2002 compared to $5.1 million or 13.3% of bakery-cafe sales for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, other bakery-cafe operating expenses were $21.1 million or 13.4% of bakery-cafe sales compared to $15.6 million or 13.5% of bakery-cafe sales. The decline in other bakery-cafe operating expenses for the twelve and forty weeks ended October 5,2002 is primarily due to leveraging of other bakery-cafe operating expenses over higher sales volumes.

     For the twelve weeks ended October 5, 2002, commissary cost of sales to franchisees was $8.0 million or 93.8% of commissary sales to franchisees compared to $5.2 million or 94.4% of commissary sales to franchisees for the twelve weeks ended October 6, 2001. The decrease in the commissary cost of sales rate for the third quarter was primarily due to the lower cost of butter between 2002 and 2001. The average price of butter per pound decreased 31.0% to $1.45 per pound from $2.10 per pound for the twelve weeks ended October 5, 2002. This was offset in part by the increased cost of product purchased under the Bunge Foods frozen dough contract. The Company entered into a five-year supply agreement for frozen baked goods in 1998 with Bunge Foods Corporation (“Bunge”). The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, beginning in March of 2002, pricing changed to Bunge’s cost plus 36.0%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s Consolidated Statement of Operations based on the number of company-owned or franchise-operated bakery-cafes to the total system. For the forty weeks ended October 5, 2002, commissary cost of sales was $24.7 million or 92.7% of commissary sales to franchisees, compared to $15.4 million or 93.2% of commissary sales to franchisees for the forty weeks ended October 6, 2001. The dollar increase in the commissary cost of sales between years is primarily due to the addition of 88 franchised bakery-cafes since October 6, 2001, and higher average weekly sales per bakery-cafe. The decrease in commissary cost of sales to franchisees as a percentage of commissary sales to franchisees for the forty weeks ended October 5, 2002 results primarily from decreased price of butter offset partially by the increased contract pricing for frozen baked goods as discussed above. The average price of butter per pound decreased 26.8% to $1.34 per pound from $1.83 per pound for the forty weeks ended October 5, 2002.

     The Company has reached agreement with Dawn Food Products, Inc. to provide frozen baked goods for the period 2003-2008. The transition from Bunge to Dawn will occur in the first quarter of 2003.

     Depreciation and amortization was $3.2 million or 5.0% of total revenue for the twelve weeks ended October 5, 2002 compared to $2.6 million or 5.4% of total revenue for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, depreciation and amortization was $10.2 million or 5.0% of total revenue compared to $7.9 million or 5.4% of total revenue for the forty weeks ended October 6, 2001. The improvement in depreciation and amortization as a percentage of total revenue for the twelve and forty weeks ended October 5, 2002 compared to the twelve and forty weeks ended October 6, 2001, respectively, is primarily due to the leveraging of higher bakery-cafe sales volume and the Company’s adoption of SFAS No. 142. Amortization expense decreased $0.2 and $0.8 million for the twelve and forty weeks ended October 5, 2002, compared to the twelve and forty weeks ended October 6, 2001 as a result of the adoption of SFAS No. 142.

     General and administrative expenses were $5.7 million or 8.8% of total revenue, and $4.7 million or 9.7% of total revenue for the twelve weeks ended October 5, 2002 and October 6, 2001, respectively. For the forty weeks ended October 5, 2002, general and administrative expenses were $18.6 million or 9.1% of total revenue compared to $14.5 million or 10.0% of total revenue for the forty weeks ended October 6, 2001. The decrease in the general and administrative expense rate between 2002 and 2001 results primarily from higher revenues, which help leverage general and administrative expenses.

     Pre-opening expenses, which consist primarily of labor costs and food costs, were $0.3 million or 0.4% of revenues in the twelve weeks ended October 5, 2002, compared to $0.1 million or 0.3% of sales in the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002 pre-opening expenses were $0.8 million or 0.4% of revenues, compared to $0.6 million or 0.4% of revenues for the forty weeks ended October 6, 2001. Pre-opening expenses were reclassified from bakery-cafe expenses to increase transparency of such costs.

Operating Profit

     Operating profit for the twelve weeks ended October 5, 2002 increased to $8.3 million or 12.7% of total revenue from $5.0 million or 10.3% of total revenue for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, operating profit increased to $22.9 million or 11.2% of total revenue from $13.9 million or 9.6% of total revenue for the forty weeks ended October 6, 2001. Operating profit for the twelve and forty weeks ended October 5, 2002 rose as a result of the factors discussed above.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner in the Northern Virginia/Central Pennsylvania area. As of October 5, 2002, our joint venture partner had a 14% interest in this market. The joint venture agreement entitles the joint venture partner to a specified percentage of the cash flows from the bakery-cafes developed and operated. The joint venture partner was required to invest a specified interest and is prohibited from selling or transferring his interest to another party without the Company’s consent. The Company believes that providing the joint venture partner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated joint venture partners, which will result in a better customer experience. The Company expects to implement the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

Income Taxes

     The provision for income taxes increased to $3.0 million for the twelve weeks ended October 5, 2002 versus $1.9 million for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, the provision for income taxes increased to $8.2 million from $5.4 million for the forty weeks ended October 6, 2001. The tax provision for the twelve weeks ended October 5, 2002 and October 6, 2001, and the forty weeks ended October 5, 2002 and October 6, 2001, reflects a combined federal, state, and local effective tax rate of 36.5% and 39.0%, respectively. The reduction in the effective tax rate for the twelve and forty weeks ended October 5, 2002 as compared to the twelve and forty weeks ended October 6, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

Net Income

     Net income for the twelve weeks ended October 5, 2002 increased $2.2 million or 73.2% to $5.2 million or $0.17 per diluted share compared to net income of $3.0 million or $0.10 per diluted share for the twelve weeks ended October 6, 2001. For the forty weeks ended October 5, 2002, net income increased $5.9 million or 70.0% to $14.3 million or $.48 per diluted share compared to net income of $8.4 million or $0.29 per diluted share for the forty weeks ended on October 6, 2001. The increase in net income in 2002 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as the leveraging of general and administrative and depreciation and amortization expenses. For purposes of computing net income per diluted share, the number of common shares has been retroactively restated to reflect a dividend of one share of common stock for each share of common stock outstanding, payable on June 24, 2002 to stockholders of record as of June 10, 2002. Previously awarded stock options and other stock programs have been adjusted to reflect the stock dividend.

Critical Accounting Policies & Estimates

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.

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

     The Company has recorded a valuation allowance to reduce its deferred tax assets, due principally to capital loss carry forwards on the sale of the Au Bon Pain Division, state net operating loss carryforwards where the Company no longer operates, and charitable contributions carryforwards arising from the Company’s donation of bakery products, that the Company may not be able to utilize prior to their respective expiration. The Company’s recorded net deferred tax assets are limited by the underlying tax benefits that it expects to ultimately realize. An adjustment to income could be required if the Company were to determine that it could realize tax benefits in amounts greater or less than the amounts previously recorded.

     Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired. Annually, and whenever an event or circumstances indicate that it is more likely than not that the Company’s goodwill has been impaired, management assesses the carrying value of its recorded goodwill. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of related goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified that would indicate an impairment in the value of the Company’s intangible assets.

Other Commitments

     The Company is obligated under non-cancelable operating leases for its administrative offices, commissaries and bakery-cafes. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is prime tenant or a guarantor for certain of the operating leases of the former Au Bon Pain Division including annual rental payments for Au Bon Pain company-owned store operating leases and annual rental payments for Au Bon Pain franchise store operating leases. The contingent liability will continue to decrease over time as these operating leases for Au Bon Pain expire or are not renewed. Currently, the Company has not had to make any payments related to the Au Bon Pain lease guarantees. Au Bon Pain continues to have primary liability for these operating leases.

Liquidity and Capital Resources

     Cash and cash equivalents were $16.1 million at October 5, 2002, compared with $18.1 million at December 29, 2001. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling and maintaining commissaries and for enhancements of information systems. For the forty weeks ended October 5, 2002, the Company met its requirements for capital with cash from operating activities.

     Funds provided by operating activities for the forty weeks ended October 5, 2002, were $28.0 million compared to $20.0 million for the forty weeks ended October 6, 2001. Funds provided by operating activities increased primarily as a result of increases in net income and depreciation.

     In August 2002, the Company invested $9.2 million in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of October 5, 2002, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at October 5, 2002.

     Total capital expenditures for the forty weeks ended October 5, 2002, were $20.8 million and primarily related to the opening of sixteen company-owned bakery-cafes, the opening of two commissaries, and for maintaining or remodeling existing bakery-cafes, and commissaries. Additionally, the Company acquired, for $3.3 million, the assets of three operating bakery-cafes, one bakery-cafe under construction as well as the area development rights for the Jacksonville, Florida market. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Total capital expenditures were $21.2 million for the forty weeks ended October 6, 2001, and were primarily related to the opening of fourteen company-owned bakery-cafes as well as the maintenance and remodeling of existing bakery-cafes and commissaries.

     In December 2000, the Company entered into a three-year revolving credit agreement which allows borrowings up to $10.0 million at LIBOR plus 1.0% (approximately 2.8% at October 5, 2002). As of October 5, 2002, the Company had $9.5 million available under the line of credit with $.5 million used for standby letters of credit to secure premium and claim obligations for the workers’ compensation, general liability and auto liability insurance programs. The Company was in compliance with all covenants associated with its borrowings as of October 5, 2002.

     Financing activities provided $4.0 million for the forty weeks ended October 5, 2002 and $5.1 million for the forty weeks ended October 6, 2001. The financing activities in the forty weeks ended October 5, 2002 included $2.3 million from the exercise of stock options, $0.7 million from the issuance of common stock under employee benefit plans, $0.7 million resulting from capital investments by our joint venture partner, and $.2 million in proceeds on payment of a note receivable from our joint venture partner. The financing activities for the forty weeks ended October 6, 2001 included $5.2 million from the exercise of stock options.

     The Company had working capital of $15.1 million at October 5, 2002 and $13.6 million at December 29, 2001. The $1.5 million increase in working capital for the forty weeks ended October 5, 2002, is net of the $9.2 million of cash invested in government securities previously discussed. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

     The Company anticipates total capital expenditures for fiscal year 2002 of approximately $35 to $37 million, principally for the opening of approximately 25 new company-owned bakery-cafes, the acquisition of three bakery-cafes in Jacksonville, Florida, the construction of three commissaries (one of which will open in January, 2003), for maintaining and remodeling existing bakery-cafes and for remodeling and expansion of existing commissaries. The

Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.8 million, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolving line of credit.

     In October 2002, the Company reached an agreement to purchase from a franchisee four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky market. The purchase price is estimated at $5.5 million subject to normal closing costs and adjustments. This transaction is expected to close in January 2003.

     Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes, commissaries and for remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented where necessary, by borrowings on our revolving line of credit and the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

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

     A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, the Company has not experienced to date a significant reduction in profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in profit margins.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. As of October 5, 2002, the adoption of SFAS No. 144 has not affected the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002. There was no impact on the company’s financial statements upon adoption.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003. Management believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of October 5, 2002, the Company had no derivative financial interests or derivative commodity instruments in cash or cash equivalents. We purchase certain commodities such as flour, butter and coffee for use in our business. These purchases are sometimes purchased under agreements of one to three year time frames at a fixed price. We are subject to market risk that current market price may be below our contractual price. We do not use financial instruments to hedge commodity prices.

     The Company’s unsecured revolving line of credit bears an interest rate using the commercial bank’s prime rate or LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934 as of November 14, 2002. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

     Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.6.17	Employment Letter between the Registrant and Mark Borland, dated as of August 2, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial and Administrative Officer.

(b)	Reports on Form 8-K (all of the following reports were “furnished” under Item 9 of Form 8-K)

Form 8-K filed on August 1, 2002, with respect to comparable store sales and average weekly sales.

Form 8-K filed on August 2, 2002, announcing the webcast of our presentation at the 22nd Annual Adams, Harkness & Hill Summer Seminar.

Form 8-K filed on August 22, 2002, announcing second quarter earnings.

Form 8-K filed on August 29, 2002, with respect to comparable store sales and average weekly sales.

Form 8-K filed on September 20, 2002, announcing the webcast of our presentation at the Banc of America Securities 32nd Annual Investment Conference.

Form 8-K filed on September 26, 2002, with respect to comparable store sales and average weekly sales.

Form 8-K filed on September 30, 2002, announcing the webcast of our presentation at the 2002 RBC Capital Markets Consumer Conference.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer

Dated: November 15, 2002	By:	/s/ William W. Moreton

William W. Moreton
Chief Financial and Administrative Officer

CERTIFICATIONS

I, Ronald M. Shaich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Panera Bread Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date: November 15, 2002

/s/ RONALD M. SHAICH Ronald M. Shaich, Chairman and Chief Executive Officer

2

I, William W. Moreton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Panera Bread Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,

3

including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date: November 15, 2002

/s/ WILLIAM W. MORETON William W. Moreton, Chief Financial and Administrative Officer

4