Form 10-K
period 2002-12-28
PANERA BREAD CO
filed 2003-03-21
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002,

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

Class A Common Stock, $.0001 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes    ☐         No ☑

     The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of July 12, 2002 was approximately $757,714,539. There is no public trading market for the registrant’s Class B Common Stock.

     Number of shares outstanding of each of the registrant’s classes of common stock, as of March 14, 2003: Class A Common Stock, $.0001 par value: 27,714,263 shares, Class B Common Stock, $.0001 par value: 1,870,656 shares.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 28, 2002. Portions of such proxy statement are incorporated by reference in response to Part III, Items 10, 11, 12, and 13.

PART I
PART II
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.6.18 Executive Employment Agreement-P Twohig
EX-10.13 Bakery Product Supply Agreement
EX-21 Registrant's Subsidiaries
EX-23.1 Consent of PricewaterhouseCoopers L.L.P.
EX-99.1 Chief Executive Officer Certification
EX-99.2 Chief Financial Officer Certification

PART I

ITEM 1.	BUSINESS

GENERAL

      Panera Bread Company (including its majority owned subsidiaries) may be referred to as the “Company”, “Panera Bread” or in the first person notation of “we”, “us”, and “ours” in the following discussion. The term “company-owned bakery-cafes” refers to company-operated and joint venture operated bakery-cafes in the following discussion.

      The Company was originally formed in March 1981 under the name Au Bon Pain Co., Inc. and consisted of three Au Bon Pain bakery-cafes and one cookie store. The Company continued to grow the Au Bon Pain concept domestically, primarily on the east coast, and internationally throughout the 1980’s and 1990’s. On December 22, 1993, the Company purchased the Saint Louis Bread Company. At the time, the Saint Louis Bread Company consisted of 19 company-owned and one franchised bakery-cafe primarily located in the Saint Louis, Missouri area. In August 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation for $73.0 million in cash before contractual purchase price adjustments of $1.0 million. The sale was completed May 16, 1999. At that time, the Company changed its name to Panera Bread Company. Today the Company operates, directly and through area development agreements with 34 franchisee groups, bakery-cafes under the names Panera Bread and Saint Louis Bread Company.

      As of December 28, 2002, the Company’s retail operations consist of 132 company-owned bakery-cafes and 346 franchise-operated bakery-cafes (including one specialty bakery-cafe). The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

      The Company’s bakery-cafes are principally located in suburban, strip mall, and regional mall locations. Its business currently operates in 32 states. The Company’s revenues were $277.8 million and system-wide sales, which include sales by franchisees, were $755.4 million for the fiscal year ended December 28, 2002.

      The following table sets forth certain bakery-cafe data relating to company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Company-owned:
Beginning of year	110	90	81
Acquired from franchisee(1)	3	—	—
New bakery-cafes opened	23	21	11
Bakery-cafes closed	(4)	(1)	(2)

End of year	132	110	90

Franchise-operated:
Beginning of year	259	172	102
New bakery-cafes opened	92	88	70
Bakery-cafes closed	(2)	(1)	—
Sold to Company(1)	(3)	—	—

End of year	346	259	172

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

System-wide:
Beginning of year	369	262	183
New bakery-cafes opened	115	109	81
Bakery-cafes closed	(6)	(2)	(2)

End of year	478	369	262

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee.

CONCEPT AND STRATEGY

      The Company’s concept focuses on the “Specialty Bread/ Bakery-Cafe” category. Its artisan breads, which are breads made with all natural ingredients and a craftsman’s attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept’s menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for an efficient and more special dining experience than that offered by traditional fast food. The Company’s goal is to make Panera Bread a nationally dominant brand name. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in several sub-businesses: breakfast, lunch, day-time “chill out”, lunch in the evening, and take home bread. On a system-wide basis, average annualized unit volume per bakery-cafe increased 5.3% for the fifty-two weeks ended December 28, 2002, to $1,840,000 (excluding the specialty cafe) compared to $1,748,000 (excluding the three specialty bakery-cafes) for the fifty-two weeks ended December 29, 2001.

      The distinctive nature of the Company’s menu offerings (centered around the fresh artisan bread products), the quality of its bakery-cafe operations, the Company’s signature cafe design and the prime locations of its cafes are integral to the Company’s success. The Company believes that its concept has significant growth potential, which it hopes to realize through a combination of Company, joint venture, and franchise efforts. Franchising is a key component of the Company’s success. Utilization of franchise operating partners has enabled the Company to grow more rapidly because of the added resources and capabilities they provide to implement the concepts and strategy developed by Panera. As of December 28, 2002, there were 346 franchised bakery-cafes opened and signed commitments to open an additional 491 bakery-cafes.

      In 2001, the Company, through an indirect subsidiary, entered into a joint venture agreement with the Company’s former president and chief operating officer as joint venture partner and minority interest owner to develop and manage fifty bakery-cafes in the Northern Virginia and Central Pennsylvania markets. The agreement entitles the joint venture partner to a specified percentage of the cash flows from the bakery-cafes developed and operated. The joint venture partner was required to invest a specified interest and is prohibited from selling or transferring his interest to another party without the Company’s consent. After five years, the Company has the right to purchase the joint venture partner’s interest at a contractually determined value based on a multiple of cash flow and the joint venture partner has the right to sell his interest back to the Company at a lower contractually determined value based on a multiple of cash flow.

      The Company believes that providing joint venture partners the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated operators which will result in a better customer experience. The Company expects to implement the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

MENU

      The menu is designed to provide the Company’s target customers with products which build on the strength of the Company’s bakery expertise and to meet customers’ new and ever-changing tastes. The key menu groups are fresh baked goods, made-to-order sandwiches, soups, and cafe beverages. Included within these menu groups are a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; hearty, unique soups; custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks. The Company’s concept emphasizes the sophisticated specialty and artisan breads that support a take-home bread business.

      The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest within its target customer groups, the “bread loving trend-setters”, and the “bread loving traditionalists”. Both of these target customer groups seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the “Trend-Setters”. New menu items are developed in corporate test kitchens and then introduced in a limited number of the Company’s bakery-cafes to determine customer response and verify that preparation and operating procedures maintain product consistency, high quality standards, and profitability. If successful, they are then introduced in the rest of the Company’s bakery-cafes and franchise bakery-cafes.

MARKETING

      The Company believes it competes on the basis of providing an entire experience rather than price. Pricing is structured so customers perceive good value, with high quality food at reasonable prices to encourage frequent visits. The Company measures its average check per transaction. The total average check per transaction at the company-owned bakery-cafes opened eighteen months or longer at December 28, 2002 was $6.26. Breakfast average check per transaction was $4.49, lunch average check per transaction was $7.32, PM “chill out” average check per transaction was $6.30, and lunch in the evening average check per transaction was $7.02. The Company attempts to increase its per location sales through menu development, product merchandising and promotions at every day prices, and by sponsorship of local community charitable events. The Company may utilize external media when deemed appropriate and cost effective in specific markets.

SITE SELECTION

      The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, obtaining demographic information within that area and information on breakfast and lunch competitors. Based on analysis of this information including utilization of predictive modeling using proprietary software, the Company determines projected sales and return on investment. The Panera concept has proven successful in a number of different types of real estate (i.e., in-line strip centers, regional malls and free-standing).

      The Company designs each bakery-cafe to provide a differentiated environment, using in many cases fixtures and materials complementary to the neighborhood location of the bakery-cafe. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between the Company’s bakery-cafes and other bakery-cafes serving breakfast and lunch. Many of the Company’s cafes also feature outdoor cafe seating. The average construction, equipment, furniture and fixture, and signage cost for the 23 bakery-cafes opened in 2002 was $737,000 per bakery-cafe after landlord allowances.

      The average bakery-cafe size is 4,400 square feet. Currently all company-owned bakery-cafes are in leased premises. Lease terms are typically ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.

BAKERY SUPPLY CHAIN

      Bakery-cafes in the system use fresh dough for their sourdough and artisan breads and bagels. Fresh dough is supplied daily by the Company’s commissary system for both company-owned and franchise-operated bakery-cafes. The following table sets forth the number of commissary facilities:

	December 28,	December 29,	December 30,
	2002	2001	2000

Regional Commissaries:
Company-operated	14	12	11
Franchise-operated(1)	1	1	2
Au Bon Pain Facility(2)	—	1	1

Total Commissaries	15	14	14

(1)	In September 2001, the Company purchased a franchise-operated commissary in Lenexa, Kansas for $1.0 million in cash.

(2)	Supplied fresh dough via a supply agreement.

      The Company believes its commissary system provides a competitive advantage. The commissaries assure both consistent quality and supply of fresh dough products to both company-owned and franchised bakery-cafes. The Company focuses its growth in areas that allow it to continue to gain efficiencies through leveraging the fixed cost of its current commissary structure and to selectively enter new markets which require the construction of additional facilities when sufficient numbers of bakery-cafes may be opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to the bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by Company personnel. At December 28, 2002, 79 trucks were leased by the Company. The optimal distribution limit is approximately 200 miles. An average distribution route delivers dough to 5 bakery-cafes.

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

      The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, beginning in March of 2002, pricing changed to cost plus 36.0%. The Company charges a transfer price of 22.1% of the retail price of the product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s Consolidated Statement of Operations based on the number of company-owned or franchise-operated bakery-cafes to the total system.

      The Company signed an agreement with Dawn Food Products, Inc., to provide sweet goods for the period 2003-2008. The agreement with Dawn is also structured as a cost plus agreement with cost as defined in the agreement plus 24%. The contract with Dawn defines cost differently than the Bunge agreement, and as a result the Company believes it will achieve savings that approximate a 10% increase in the cost differential. The transition from Bunge to Dawn is expected to be completed by April 15, 2003.

COMPETITION

      The Company experiences competition from numerous sources in its trade areas. The Company’s bakery-cafes compete based on customers’ needs for breakfast, lunch, daytime “chill-out”, lunch in the evening, and take home bread sales. The competitive factors include location, environment, customer service, price, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company’s competitors may have capital resources exceeding those available to the Company. Our primary competitors include specialty food and casual dining restaurant retailers including national, regional, and locally-owned concepts.

MANAGEMENT INFORMATION SYSTEMS

      Each company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company’s corporate office.

      The Company’s in-store information system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to the Company’s accounting department on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each company-owned bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The commissaries have computerized systems which allow the commissaries to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafe.

      The Company has network/integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as store operating performance database systems.

DISTRIBUTION

      The Company uses independent distributors to distribute sweet goods products and other materials to bakery-cafes. By contracting with independent distributors, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. With the exception of fresh dough products supplied by the commissaries, virtually all other food products and supplies for retail operations, including paper goods, coffee, and smallwares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.

      Franchised bakery-cafes operate under individual contracts with either the Company’s distributor or other regional distributors. As of December 28, 2002, there were two primary distributors serving the Panera Bread system.

FRANCHISE OPERATIONS

      The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees. The franchise agreement typically requires the payment of an up-front franchise fee of $35,000 (broken down into $5,000 at the signing of the area development agreement and $30,000 at or before the bakery-cafe opens) and continuing royalties of 5% on sales from each bakery-cafe. Franchise-operated bakery-cafes follow the same standards for product quality, menu, site selection and bakery-cafe construction as do company-owned bakery-cafes. The Company does not finance franchisee construction or area development agreement purchases. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company’s commissary system supplies fresh dough products to substantially all franchise-operated bakery-cafes.

      The Company has entered into franchise area development agreements with 34 franchisee groups as of December 28, 2002. The following table sets forth franchise commitments to open additional bakery-cafes.

	December 28,	December 29,	December 30,
	2002	2001	2000

Franchise commitments	837	777	733
Bakery-cafes opened	346	259	172

Commitments to open additional bakery-cafes	491	518	561

      We expect these bakery-cafes to open over the next ten years according to the timetable established in the area development agreements (ADAs), with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If franchisees fail to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop company-owned locations or develop locations through new area developers in that market. At the present time, the Company does not have any international franchise development agreements having decided to focus on domestic opportunities for expansion.

EMPLOYEES

      As of December 28, 2002, the Company had 3,230 full-time associates (defined as associates who average 25 hours or more per week), of whom 257 were employed in general or administrative functions principally at or from the Company’s Support Center (executive offices) in St. Louis, Missouri; 562 were employed in the Company’s commissary operations; and 2,411 were employed in the Company’s bakery-cafe operations as bakers, managers, and associates. The Company also had 3,023 part-time hourly associates at the bakery-cafes. There are no collective bargaining agreements. The Company considers its employee relations to be excellent. The Company places a priority on staffing its bakery-cafes, commissaries, and support center operations with skilled associates and invests in training programs to assure the quality of its operations.

TRADEMARKS

      The “Panera Bread” and “Saint Louis Bread Company” names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.

ACCESS TO INFORMATION

      Our Internet address is www.panerabread.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

      The Company and its commissaries are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings, or the competitive position of the Company. Estimated capital expenditures for environmental compliance matters are not material.

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

      All company-owned bakery-cafes are located in leased premises with lease terms typically for ten years with one or two five-year renewal option periods thereafter. Leases typically have a minimum base occupancy charge, charges for a proportionate share of building operating expenses and real estate taxes, and a contingent percentage rent based on sales above a stipulated sales level.

      Information with respect to the Company-operated leased commissaries as of December 28, 2002 is set forth below:

Facility	Square Footage

Franklin, MA	25,000
Chicago, IL	20,600
Cincinnati, OH	18,000
Washington, DC (located in Beltsville, MD)	17,000
Warren, OH	12,500
St. Louis, MO	12,100
Orlando, FL	11,850
Atlanta, GA	10,000
Greensboro, NC	9,600
Kansas City, KS	9,500
Detroit, MI	9,300
Dallas, TX	7,800
Minneapolis, MN	6,200
Denver, CO	5,000

      The Company leases approximately 34,000 square feet in Richmond Heights, MO for its corporate office. The annual rent is approximately $616,000. The lease expires October 31, 2010.

      The Company plans to lease approximately 12,500 square feet of office space in Needham, MA in the first quarter of 2003 to house portions of its executive and support functions for annual rent of approximately $170,000.

      Information with respect to the number of bakery-cafes operated by state at December 28, 2002 is set forth below:

Panera Bread/Saint Louis Bread Co. Bakery-Cafes

	Company/	Franchise-
	Joint Venture	operated	Total
State	bakery-cafes	bakery-cafes	bakery-cafes

Alabama	1		1
Arkansas		2	2
Colorado		10	10
Connecticut		2	2
Florida	4	30	34
Georgia	8	3	11
Iowa		10	10
Illinois	32	24	56
Indiana	1	10	11
Kansas		13	13
Kentucky		5	5
Massachusetts	2	14	16
Maryland		13	13
Maine		2	2
Michigan	24	10	34
Minnesota		15	15
Missouri	38	15	53
North Carolina		13	13
Nebraska		6	6
New Hampshire		6	6
New Jersey		15	15
New York	2	1	3
Ohio		56	56
Oklahoma		15	15
Pennsylvania	5	25	30
Rhode Island		2	2
South Carolina	1		1
Tennessee		9	9
Texas		6	6
Virginia	14		14
West Virginia		2	2
Wisconsin		12	12

Totals	132	346	478

ITEM 3.	LEGAL PROCEEDINGS

      The Company is not subject to any material litigation, but is subject to claims and legal action in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED MATTERS

     (a)     Market Information.

      The Company’s Class A Common Stock is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “PNRA”. There is no established public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sale prices as reported by Nasdaq for the fiscal periods indicated, after giving effect to a two-for-one stock split which occurred June 24, 2002.

2001	High	Low

First Quarter	$15.055	$7.187
Second Quarter	$19.85	$14.00
Third Quarter	$21.835	$15.035
Fourth Quarter	$27.325	$17.275

2002	High	Low

First Quarter	$34.85	$24.62
Second Quarter	$36.80	$29.81
Third Quarter	$35.14	$23.64
Fourth Quarter	$37.95	$25.50

      On March 14, 2003, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $27.85.

(b)	Holders.

      On March 14, 2003, the Company had 1,710 holders of record of its Class A Common Stock and 47 holders of its Class B Common Stock.

     (c)     Dividends.

      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future as it intends to re-invest earnings in continued growth of its operations.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto.

	For the fiscal years ended(1)

	December 28,	December 29,	December 30,	December 25,	December 26,
	2002	2001	2000	1999(2)	1998

	(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$212,645	$157,684	$125,486	$156,738	$237,102
Franchise royalties and fees	27,892	19,577	12,059	7,384	6,161
Commissary sales to franchisees	37,215	23,856	13,844	7,237	6,397

Total Revenue	277,752	201,117	151,389	171,359	249,660

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	63,255	48,253	40,998	52,362	81,082
Labor	63,172	45,768	36,281	45,167	66,977
Occupancy	14,619	11,345	9,313	15,552	28,016
Other operating expenses	27,971	20,729	16,050	18,740	27,826

Total bakery-cafe expenses	169,017	126,095	102,642	131,821	203,901

Commissary cost of sales to franchisees	33,959	21,965	12,261	6,490	6,100
Depreciation and amortization	13,965	10,839	8,412	6,379	12,667
General and administrative expenses	24,986	19,589	16,381	17,104	18,769
Pre-opening expenses	1,051	912	414	301	299
Non-recurring charge(3)	—	—	494	5,545	26,236

Total costs and expenses	242,978	179,400	140,604	167,640	267,972

Operating profit (loss)	34,774	21,717	10,785	3,719	(18,312)
Interest expense	32	72	164	2,745	6,396
Other expense (income), net	287	213	(409)	735	1,445
Minority interest	180	8	—	(25)	(127)

Income (loss) before income taxes and extraordinary item	34,275	21,424	11,030	264	(26,026)
Provision (benefit) for income taxes	12,510	8,272	4,177	511	(5,532)

Income (loss) before extraordinary item	21,765	13,152	6,853	(247)	(20,494)
Extraordinary loss from early extinguishment of debt, net of tax of $197	—	—	—	382	—

Net income (loss)	$21,765	$13,152	$6,853	$(629)	$(20,494)

	For the fiscal years ended(1)

	December 28,	December 29,	December 30,	December 25,		December 26,
	2002	2001	2000	1999(2)		1998

	(in thousands, except per share data)
Per common share:
Basic:
Income (loss) before extraordinary item	$.75	$.47	$.27	$(.01)		$(.86)
Extraordinary loss on early extinguishment of debt	—	—	$—	(.02)		—

Net income (loss)	$.75	$.47	$.27	$(.03)		$(.86)

Diluted:
Income (loss) before extraordinary item	$.73	$.46	$.26	$(.01)		$(.86)
Extraordinary loss on early extinguishment of debt	—	—	$—	(.02)		—

Net income (loss)	$.73	$.46	$.26	$(.03)		$(.86)

Weighted average shares of common stock outstanding(4):
Basic	28,923	27,783	25,114	24,274		23,886
Diluted	29,891	28,886	26,267	24,274		23,886
Comparable bakery-cafe sales percentage increases for:
Company-operated bakery-cafes	4.1%	5.8%	8.1%	3.3	%(5)	2.1	%(6)
Franchise-operated bakery-cafes	6.1%	5.8%	10.3%	(7)		(7)
System-wide	5.5%	5.8%	9.1%	(7)		(7)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,924	$18,052	$9,011	$1,936		$1,860
Total assets	$188,440	$143,934	$111,689	$91,029		$153,618
Long-term debt, less current maturities	—	—	—	—		$34,089
Convertible subordinated notes	—	—	—	—		$30,000
Stockholders’ equity	$153,656	$119,872	$91,588	$73,246		$73,327
Company-owned bakery-cafes open	132	110	90	81	(5)	219	(6)
Franchise-owned bakery-cafes open	346	259	172	100	(5)	159	(6)

(1)	Fiscal year 2000 consists of 53 weeks. Fiscal years 2002, 2001, 1999, and 1998 were comprised of 52 weeks.

(2)	Includes the results of the Au Bon Pain Division until it was sold on May 16, 1999.

(3)	In 1998, the Company recorded a non-recurring, non-cash charge of $26.2 million primarily related to impairment of long-lived assets and costs associated with the pending sale of the former Au Bon Pain Division (“ABP”). In 1999, the Company recorded an additional $5.5 million impairment charge to reflect the May 1999 sale of ABP. In 2000, the Company received a payment of $0.9 million as consideration for amending the ABP sale agreement to permit a subsequent sale. This non-recurring gain was offset by a $0.9 non-recurring charge related to the sale and a $0.5 million charge for asset impairment relating to closure of four Panera Bread bakery-cafes.

(4)	Shares of common stock outstanding have been retroactively adjusted to give effect to the two-for-one stock split on June 24, 2002.

(5)	Consists of Panera Bread company-operated and franchise-operated stores only (excludes Au Bon Pain).

(6)	Includes the results of the Au Bon Pain Division.

(7)	Information not available.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal years ended(3)

	December 28,	December 29,	December 30,
	2002	2001	2000

Revenues:
Bakery-cafe sales	76.6%	78.4%	82.9%
Franchise royalties and fees	10.0	9.7	8.0
Commissary sales to franchisees	13.4	11.9	9.1

Total revenue	100.0%	100.0%	100.0%

Cost and expenses:
Bakery-cafe expenses(1)
Cost of food and paper products	29.7%	30.6%	32.7%
Labor	29.7	29.0	28.9
Occupancy	6.9	7.2	7.4
Other operating expenses	13.2	13.1	12.8

Total bakery-cafe expenses	79.5%	80.0%	81.8%

Commissary cost of sales to franchisees(2)	91.3%	92.1%	88.6%
Depreciation and amortization	5.0	5.4	5.6
General and administrative expenses	9.0	9.7	10.8
Pre-opening expenses	.4	.5	.3
Non-recurring charge	—	—	.3

Operating profit	12.5	10.8	7.1
Interest expense	—	—	.1
Other expense (income), net	.1	.1	(.3)
Minority interest	.1	—	—

Income before income taxes	12.3	10.7	7.3
Income taxes	4.5	4.1	2.8

Net income	7.8%	6.5%	4.5%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of commissary sales to franchisees.

(3)	Fiscal year 2000 is comprised of 53 weeks. Fiscal years 2002 and 2001 are comprised of 52 weeks.

Forward Looking Statements

      Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934. The statements, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements within the Company; continued execution of development; obligations by franchisee groups; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; availability of labor; national and regional weather conditions, including the impact on cost and availability of ingredients such as flour, butter, and protein products; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general.

General

      The Company’s revenues are derived from bakery-cafe sales, commissary sales to franchisees and franchise royalties and fees. Commissary sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise area development and opening fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to company-owned bakery-cafe sales. The cost of commissary sales relates to the sale of fresh dough products to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company’s fiscal year was comprised of 53 weeks.

      The following table sets forth certain information and other data relating to company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Company-owned:
Beginning of period	110	90	81
Acquired from franchisee(1)	3	—	—
New bakery-cafes opened	23	21	11
Bakery-cafes closed	(4)	(1)	(2)

End of period	132	110	90

Franchise-operated:
Beginning of period	259	172	102
New bakery-cafes opened	92	88	70
Sold to company(1)	(3)	—	—
Bakery-cafes closed	(2)	(1)	—

End of period	346	259	172

System-wide:
Beginning of period	369	262	183
New bakery-cafes opened	115	109	81
Bakery-cafes closed	(6)	(2)	(2)

End of period	478	369	262

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee.

      Increases in comparable net bakery-cafe sales for the fifty-two weeks ended December 28, 2002 and December 29, 2001 were as follows:

	Fifty-two weeks ended

	December 28,	December 29,
	2002	2001

Company-owned	4.1%	5.8%
Franchise-operated	6.1%	5.8%
System-wide	5.5%	5.8%

      Comparable bakery-cafe sales exclude the specialty bakery-cafe and closed locations, and are based on sales for bakery-cafes that have been in operation for at least 18 four week periods in the reporting period.

Divestiture of Au Bon Pain

      The Company sold its Au Bon Pain Division on May 16, 1999. During the quarter ended July 8, 2000, the Company recorded a one-time gain of $0.9 million before taxes ($0.5 million after-tax) related to the sale, as consideration for agreeing to amend the sales agreement to allow the buyer to resell the Au Bon Pain Division. Additionally, during the quarter ended December 30, 2000, the Company recorded a $0.9 million pre-tax, non-recurring charge associated with the sale of the Au Bon Pain Division. Of that amount $0.4 million, before taxes, represented additional loss on the sale of the Au Bon Pain Division and $0.5 million was the write-off of a receivable from Au Bon Pain.

Fiscal Year 2002 Compared to Fiscal Year 2001

Results of Operations

Revenues

      Total revenues for the fifty-two weeks ended December 28, 2002 increased 38.1% to $277.8 million compared to $201.1 million for the fifty-two weeks ended December 29, 2001. The growth in total revenues for the fifty-two weeks ended December 28, 2002, as compared to the prior year is primarily due to the impact of a full year’s operation of the 109 system-wide bakery-cafes opened in 2001, the opening of 115 new bakery-cafes in 2002, and the 5.5% increase in system-wide comparable bakery-cafe sales impact on bakery-cafe sales and royalties from franchisees.

      Bakery-cafe sales for the fifty-two weeks ended December 28, 2002 for the Company increased 34.8% to $212.6 million from $157.7 million for the fifty-two weeks ended December 29, 2001. The increase in bakery-cafe sales is primarily due to the impact of a full year’s operations of the 21 bakery-cafes opened in 2001, the opening of 23 new company-owned bakery-cafes in 2002, and the 4.1% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 28, 2002. The average weekly sales per company-owned bakery-cafe (excluding the specialty bakery-cafes and closed locations) increased 7.8% to $33,924 for the fifty-two weeks ended December 28, 2002, compared to $31,460 for the fifty-two weeks ended December 29, 2001. The number of operating weeks for company-owned bakery-cafes during the fifty-two weeks ended December 28, 2002 and December 29, 2001, was 6,265 and 4,984, respectively.

      During the fifty-two weeks ended December 28, 2002, five Panera Bread franchise area development agreements were signed, representing a commitment to develop 75 bakery-cafes and there were amendments to three existing area development agreements to add 12 additional bakery-cafes. This brings the commitments to develop franchised bakery-cafes, in addition to those already open, to 491 bakery-cafes as of December 28, 2002. We expect these bakery-cafes to open over the next ten years according to the timetable established in the area development agreements (ADA), with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop company-owned locations or develop locations through new area developers in that market.

      Franchise royalties and fees rose 42.3% for the fifty-two weeks ended December 28, 2002 to $27.9 million from $19.6 million for the fifty-two weeks ended December 29, 2001. The components of franchise royalties and fees are as follows:

	Fifty-two	Fifty-two
	weeks ended	weeks ended
	December 28,	December 29,
	2002	2001

Franchise royalties	$24,692	$16,838
Franchise fees	3,200	2,739

Total	$27,892	$19,577

      The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 88 franchised bakery-cafes opened in 2001, the addition of 92 franchised bakery-cafes in 2002, and a 6.1% increase in comparable franchised bakery-cafe sales (excluding the specialty bakery-cafe and closed locations) for the fifty-two weeks ended December 28, 2002. The average weekly sales per franchise-operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) increased 4.0% to $35,997 for the fifty-two weeks ended December 28, 2002, compared to $34,607 for the fifty-two weeks ended December 29, 2001, respectively. The number of operating weeks for franchised bakery-cafes during the fifty-two weeks ended December 28, 2002 and December 29, 2001, was 15,068 and 10,735, respectively.

      Commissary sales to franchisees increased 55.6% to $37.2 million for the fifty-two weeks ended December 28, 2002 from $23.9 million for the fifty-two weeks ended December 29, 2001. The increase was primarily driven by the growth in comparable franchise-operated bakery-cafe sales and the increased number of franchise-operated bakery-cafes discussed above.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the commissary operations that sell fresh dough products to company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the commissary operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as commissary cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 29.7% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002, compared to 30.6% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001. For the fifty-two weeks ended December 28, 2002, there was an average of 27.3 bakery-cafes per commissary compared to an average of 22.6 for the fifty-two weeks ended December 29, 2001. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of bakery-cafe sales. Additionally, food cost improvements resulted from better utilization of information provided by our information technology systems to manage food costs at the bakery-cafe. These efficiencies were offset in part by inefficiencies associated with the artisan bread roll out and the higher cost of flour.

      Labor expense was $63.2 million or 29.7% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002 compared to $45.8 million or 29.0% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001. The labor expense as a percentage of bakery-cafe sales increased between the fifty-two weeks ended December 28, 2002 and the fifty-two weeks ended December 29, 2001 primarily as a result of increased average manager and crew staffing levels associated with our commitment to having fully staffed bakery-cafes. This also increased training costs associated with our centralized training programs. Additionally, health insurance costs increased on a year over year basis.

      Occupancy costs were $14.6 million or 6.9% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002 compared to $11.3 million or 7.2% of bakery-cafe sales for the fifty-two weeks ended

December 29, 2001. The occupancy cost as a percentage of bakery-cafe sales declined for the fifty-two weeks ended December 28, 2002, due to the leveraging of these costs over higher sales volumes.

      Other bakery-cafe operating expenses, which include advertising, retail field overhead, utilities, and other cafe expenses, were $28.0 million or 13.2% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002 compared to $20.7 million or 13.1% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fifty-two weeks ended December 28, 2002 is primarily due to an increase in advertising expenses.

      For the fifty-two weeks ended December 28, 2002, commissary cost of sales to franchisees was $34.0 million or 91.3% of commissary sales to franchisees compared to $22.0 million or 92.1% of commissary sales to franchisees for the fifty-two weeks ended December 29, 2001. The decrease in the commissary cost of sales rate was primarily due to the lower cost of butter between 2002 and 2001. The average price of butter per pound decreased 23.7% to $1.32 per pound from $1.73 per pound for the fifty-two weeks ended December 28, 2002. This was offset in part by the increased cost of product purchased under the Bunge Foods frozen dough contract. The Company entered into a five-year supply agreement for frozen baked goods in 1998 with Bunge Foods Corporation (“Bunge”). The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, beginning in March of 2002, pricing changed to Bunge’s cost plus 36.0%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and commissary cost of sales to franchisees on the Company’s Consolidated Statement of Operations based on the number of company-owned or franchise-operated bakery-cafes to the total system.

      Depreciation and amortization was $14.0 million or 5.0% of total revenue for the fifty-two weeks ended December 28, 2002 compared to $10.8 million or 5.4% of total revenue for the fifty-two weeks ended December 29, 2001. The improvement in depreciation and amortization as a percentage of total revenue for the fifty-two weeks ended December 28, 2002 compared to the fifty-two weeks ended December 29, 2001, respectively, is primarily due to the leveraging of higher bakery-cafe sales volume and the Company’s adoption of SFAS No. 142. Amortization expense decreased $1.0 million for the fifty-two weeks ended December 28, 2002, compared to the fifty-two weeks ended December 29, 2001 as a result of the elimination of goodwill amortization following the adoption of SFAS No. 142.

      General and administrative expenses were $25.0 million or 9.0% of total revenue, and $19.6 million or 9.7% of total revenue for the fifty-two weeks ended December 28, 2002 and December 29, 2001, respectively. The decrease in the general and administrative expense rate between 2002 and 2001 results primarily from higher revenues, which help leverage general and administrative expenses.

      Pre-opening expenses, which consist primarily of labor costs and food costs, were $1.1 million or 0.4% of revenues in the fifty-two weeks ended December 28, 2002, compared to $0.9 million or 0.5% of sales in the fifty-two weeks ended December 29, 2001. There were 23 bakery-cafes opened during the fifty-two weeks ended December 28, 2002, compared to 21 bakery-cafe openings for the fifty-two weeks ended December 29, 2001.

Operating Profit

      Operating profit for the fifty-two weeks ended December 28, 2002 increased to $34.8 million or 12.5% of total revenue from $21.7 million or 10.8% of total revenue for the fifty-two weeks ended December 29, 2001. Operating profit for the fifty-two weeks ended December 28, 2002 rose as a result of the factors discussed above.

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner and minority interest owner in the Northern Virginia/ Central

Pennsylvania area (See Note 12 to the Consolidated Financial Statements). As of December 28, 2002, our joint venture partner had a 12% interest in this market.

Income Taxes

      The provision for income taxes increased to $12.5 million for the fifty-two weeks ended December 28, 2002 compared to $8.3 million for the fifty-two weeks ended December 29, 2001. The tax provisions for the fifty-two weeks ended December 28, 2002 and December 29, 2001, reflect a combined federal, state, and local effective tax rate of 36.5% and 38.6%, respectively. The reduction in the effective tax rate for the fifty-two weeks ended December 28, 2002 as compared to the fifty-two weeks ended December 29, 2001, results from the Company’s restructuring of its legal entities to better manage its intellectual property which has resulted in a lower effective state income tax rate.

Net Income

      Net income for the fifty-two weeks ended December 28, 2002 increased $8.6 million or 65.2% to $21.8 million or $0.73 per diluted share compared to net income of $13.2 million or $0.46 per diluted share for the fifty-two weeks ended December 29, 2001. The increase in net income in 2002 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as the leveraging of general and administrative and depreciation and amortization expenses. For purposes of computing net income per diluted share, the number of common shares has been retroactively restated to reflect a stock split of one share of common stock for each share of common stock outstanding, payable on June 24, 2002 to stockholders of record as of June 10, 2002. Previously awarded stock options and other stock programs have been adjusted to reflect the stock split.

Fiscal Year 2001 Compared to Fiscal Year 2000

Results of Operations

Revenues

      Total revenues for the fifty-two weeks ended December 29, 2001 increased 32.8% to $201.1 million compared to $151.4 million for the fifty-three weeks ended December 30, 2000. The growth in total revenues for the fifty-two weeks ended December 29, 2001, as compared to the prior year is primarily due to the impact of a full year’s operations of the 81 system-wide bakery-cafes opened in 2000, the addition of 109 new bakery-cafes in 2001, and increases in system-wide comparable sales of 5.8%.

      Bakery-cafe sales for the fifty-two weeks ended December 29, 2001 increased 25.7% to $157.7 from $125.5 million for the fifty-three weeks ended December 30, 2000. The increase in bakery-cafe revenue is primarily due to the impact of a full year’s operations of the 11 company-owned bakery-cafes opened in 2000, the addition of 21 new bakery-cafes in 2001, and a 5.8% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 29, 2001. The average weekly sales per company-owned bakery-cafe (excluding the two specialty bakery-cafes) increased 11.1% to $31,460 for the fifty-two weeks ended December 29, 2001 compared to $28,325 for the fifty-three weeks ended December 30, 2000. The number of operating weeks for company-owned bakery-cafes during fiscal years 2001 and 2000 was 4,984 and 4,289, respectively.

      Franchise royalties and fees rose 62.0% for the fifty-two weeks ended December 29, 2001 to $19.6 million from $12.1 million for the fifty-three weeks ended December 30, 2000. The components of franchise royalties and fees are as follows (in thousands):

	December 29,	December 30,
	2001	2000

Franchise royalties	$16,838	$10,124
Franchise fees	2,739	1,935

Total	$19,577	$12,059

      The increase in royalty revenue can be attributed to the full year impact of the 70 franchised bakery-cafes opened in 2000, the addition of 88 franchised bakery-cafes opened since December 30, 2000 and a 5.8% increase in comparable bakery-cafe sales (excluding the specialty bakery-cafe) for the fifty-two weeks ended December 29, 2001. The average weekly sales per franchise-operated bakery-cafe (excluding the specialty bakery-cafe) increased 5.4% to $34,607 for the fifty-two weeks ended December 29, 2001 compared to $32,832 for the fifty-three weeks ended December 30, 2000. The number of operating weeks for franchised bakery-cafes during the fifty-two weeks ended December 29, 2001, compared to the fifty-three weeks ended December 30, 2000, was 10,735 and 6,852, respectively.

      Commissary sales to franchisees increased 73.2% to $23.9 million for the fifty-two weeks ended December 29, 2001 from $13.8 million for the fifty-three weeks ended December 30, 2000. The increase was primarily driven by the increased number of franchised units open and the higher average weekly sales per franchise-operated bakery-cafe as discussed previously.

Costs and Expenses

      The cost of food and paper products declined to 30.6% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 as compared to 32.7% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The improvement in 2001 is primarily due to the increased efficiency of our commissary operations due to higher sales volumes and the 109 additional system-wide bakery-cafes that have opened since December 30, 2000. For the fifty-two weeks ended December 29, 2001, there was an average of 22.6 bakery-cafes per commissary compared to an average of 16.3 for the fifty-three weeks ended December 30, 2000. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of revenue. This cost reduction has been partially offset by significantly increased costs for butter throughout 2001.

      Labor expense was $45.8 million or 29.0% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $36.3 million or 28.9% for the fifty-three weeks ended December 30, 2000. The labor percentage of bakery-cafe sales increased between the fifty-two weeks ended December 29, 2001 and the fifty-three weeks ended December 30, 2000, primarily due to a slight increase in the cost of benefits (insurance and bonuses) as a percent of bakery-cafe sales.

      Occupancy costs were $11.3 million or 7.2% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $9.3 million or 7.4% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The improvement in occupancy costs as a percentage of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to the fifty-three weeks ended December 30, 2000 is primarily due to the bakery-cafe higher average weekly sales volumes which help leverage occupancy costs that are primarily fixed expenses.

      Other bakery-cafe operating expenses, which include advertising, retail overhead, utilities, and other cafe expenses, were $20.7 million or 13.1% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to $16.1 million or 12.8% of bakery-cafe sales for the fifty-three weeks ended December 30, 2000. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fifty-two weeks ended December 29, 2001 compared to the fifty-three weeks ended December 30, 2000 is due primarily to increased expenses associated with centralized training and development, a modest increase in expenses related to a new customer feedback system and a modest increase in utilities.

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

      General and administrative expenses were $19.6 million or 9.7% of total revenue and $16.4 million or 10.8% of total revenue for the fifty-two weeks ended December 29, 2001 and the fifty-three weeks ended December 30, 2000, respectively. The improvement in general and administrative expenses as a percentage of total revenue between 2001 and 2000 results primarily from higher revenues, which help leverage general and administrative expenses.

      Pre-opening expenses which consist primarily of labor costs and food costs were $0.9 million or 0.5% of total revenue in the fifty-two weeks ended December 29, 2001, compared to $0.4 million or 0.3% of total revenue in the fifty-three weeks ended December 30, 2000. There were 21 bakery-cafes opened during the fifty-two weeks ended December 29, 2001 compared to 11 bakery-cafe openings for the fifty-three weeks ended December 30, 2000.

Non-recurring Charge

      A non-recurring charge of $0.5 million was recorded in the fifty-three weeks ended December 30, 2000. This charge included three components. In the second quarter of 2000, the Company recorded a one-time gain of $0.9 million before taxes related to the sale of the Au Bon Pain Division. The original sales agreement included a provision prohibiting the sale of the Au Bon Pain Division by ABP Corporation to another party within 18 months of the date of the agreement. This payment was received as consideration for amending the original sales agreement to allow for a sale. The one-time gain of $0.9 million before taxes was substantially offset in the fourth quarter of 2000 by the recording of a $0.9 million pre-tax, non-recurring charge related to the sale. Of this amount, $0.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Division and $0.5 million represents the write-off of a receivable from Au Bon Pain. In the fourth quarter of 2000, the Company also recorded a pre-tax, non-recurring charge to earnings of $0.5 million which included $0.3 million for the write-down of impaired assets of two bakery-cafes closed in the first quarter of 2001 and $0.2 million for the write-off of fixed assets of two bakery-cafes that closed in the fourth quarter of 2000.

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

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partner and minority interest owner in the Northern Virginia/ Central Pennsylvania area (See Note 12 to the Consolidated Financial Statements).

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

Net Income

      Net income for the fifty-two weeks ended December 29, 2001 was $13.2 million or $0.46 per diluted share compared to net income of $6.9 million or $0.26 per diluted share for the fifty-three weeks ended December 30, 2000. The increase in net income in 2001 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, commissary sales to franchisees as well as margin improvement resulting from the lower cost of food and paper products.

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

      The Company recognizes revenues upon the performance of services. Franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafes. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.

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

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired. Annually, and whenever an event or circumstances indicate that it is more likely than not that the Company’s goodwill has been impaired, management assesses the carrying value of its recorded goodwill. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of the underlying net assets inclusive of goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified that would indicate an impairment in the value of the Company’s intangible assets.

      We are self-insured for a significant portion of our worker’s compensation and general liability insurance. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what we estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded or actual experience could be more favorable than estimated resulting in expense reduction.

Other Commitments

      The Company is obligated under non-cancelable operating leases for its administrative offices, commissaries and bakery-cafes. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is prime tenant or a guarantor for the operating leases of four current franchise locations and 79 locations of the former Au Bon Pain Division including annual rental payments for Au Bon Pain company-owned store operating leases and annual rental payments for Au Bon Pain franchise store operating leases. The contingent liability will continue to decrease over time as these operating leases for Au Bon Pain expire or are not renewed. Currently, the Company has not had to make any payments related to the lease guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

      The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in Northern Virginia and Central Pennsylvania markets. The joint venture agreement entitles the joint venture partner to a specified percentage of the cash flows determined, as stated in the agreement, related to the amount he invests in each bakery-cafe from the bakery-cafes developed and operated. The joint venture partner is required to invest a minimum of $25,000 per bakery-cafe and is prohibited from selling or transferring his interest to another party without the Company’s consent.

      After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. Based upon bakery-cafes in operation at December 28, 2002, had the Company been required to repurchase the bakery-cafes at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.2 million would have been required.

      The Company believes that providing the joint venture partner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated operating partners, which will result in a better customer experience. The Company expects to implement the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

      The Company has reached agreement with Dawn Food Products, Inc. to provide sweet goods for the period 2003-2008. The agreement with Dawn is structured as a cost plus agreement with cost as defined in the agreement plus 24%. The contract with Dawn defines cost differently than under our prior supply agreement with Bunge, as a result the Company will achieve savings that approximate a 10% increase in the cost differential. The transition from Bunge to Dawn is expected to be completed by April 15, 2003.

Liquidity and Capital Resources

      Cash and cash equivalents were $29.9 million at December 28, 2002 compared with $18.1 million at December 29, 2001. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling, and maintaining commissaries and for enhancements of information systems. For the fifty-two weeks ended December 28, 2002, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options. Proceeds from the exercise of stock options totaled $3.0 million for the fifty-two weeks ended December 28, 2002 and $6.7 million for the fifty-two weeks ended December 29, 2001.

      Funds provided by operating activities for the fifty-two weeks ended December 28, 2002, were $46.3 million compared to $30.6 million for the fifty-two weeks ended December 29, 2001. For 2002, funds provided consisted primarily of net income of $21.8 million, $14.0 from depreciation, $8.1 million from the tax benefit from stock option exercises and $4.2 million from increased deferred taxes due principally to utilization of net operating loss carryforwards. For 2001, funds provided consisted primarily of net income of $13.2 million, $10.8 million from depreciation and amortization and $8.0 million from the tax benefit from stock option exercises.

      As of December 28, 2002 and December 29, 2001, the Company has net operating loss carryforwards of $17.2 million and $23.9 million, respectively, which can be carried forward twenty years to offset federal taxable income. At December 28, 2002 and December 29, 2001, the Company had federal jobs tax credit carryforwards of $1.2 million, which expire in the years 2014 — 2015 and charitable contribution carryforwards of $6.5 million and $5.0 million, respectively, which expire in the years 2003-2007. In addition, the Company has federal alternative minimum tax credit carryforwards of $3.5 million and $3.2 million at December 28, 2002 and December 29, 2001, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis. In 2002, the Company expects to utilize $6.7 million of federal income tax net operating loss carryforwards. In fiscal year 2003, we expect to utilize the remaining balance of $17.2 million and become a modest cash federal income tax payer.

      In August 2002, the Company invested $9.2 million in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of December 28, 2002, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at December 28, 2002.

      Total capital expenditures for the fifty-two weeks ended December 28, 2002, were $27.1 million and were primarily related to the opening of 23 new company-owned bakery-cafes, the opening of two commissaries, and for maintaining or remodeling existing bakery-cafes and commissaries. The expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options. Additionally, the Company acquired for $3.3 million the assets of three operating bakery-cafes and one bakery-cafe under construction, as well as the area development rights for the Jacksonville, Florida market. Total capital expenditures were $27.5 million for the fifty-two weeks ended December 29, 2001, and were primarily related to the opening of 21 new company-owned bakery-cafes, the acquisition of one commissary, and for remodeling existing bakery-cafes and commissaries.

      In December 2000, the Company entered into a three-year revolving credit agreement which allows borrowings up to $10.0 million at LIBOR plus 1.0%, (approximately 2.4% at December 28, 2002), which extends until December 31, 2003. As of December 28, 2002, the Company had $9.5 million available under the line of credit with $0.5 million utilized by outstanding standby letters of credit to collateralize premium and claim obligations for the worker’s compensation, general liability, and auto liability insurance programs. The Company was in compliance with all covenants associated with its borrowings as of December 28, 2002.

      Financing activities provided $5.7 million for the fifty-two weeks ended December 28, 2002 and $7.0 million for the fifty-two weeks ended December 29, 2001. The financing activities in the fifty-two weeks ended December 28, 2002 included $3.0 million from the exercise of stock options, $0.9 million from the issuance of common stock under employee benefit plans, $1.5 million from capital investments by our joint venture partner, and $0.2 million in proceeds on payment of a note receivable from our joint venture partner. The financing activities for the fifty-two weeks ended December 29, 2001 included $6.7 million from the exercise of stock options.

      The Company had a working capital surplus of $26.9 million at December 28, 2002 and $13.6 million at December 29, 2001. The $13.3 million increase in working capital for the fifty-two weeks ended December 28, 2002, is net of the $5.0 million long-term portion of cash invested in government securities previously discussed. The increase in the working capital surplus in 2002 was primarily due to an increase in cash and cash equivalents and short-term investments. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

      The Company currently anticipates total capital expenditures for fiscal year 2003 of approximately $50 to $55 million, principally for the opening of 28 new company-owned bakery-cafes, the acquisition of five bakery-cafes in Kentucky and Texas, the opening of three additional commissaries, maintaining and remodeling existing bakery-cafes and remodeling and expansion of existing commissaries. The Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $800,000 which is net of landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolving line of credit.

      In October 2002, the Company reached an agreement to purchase from a franchisee four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky market. The purchase price was $5.4 million subject to normal closing costs and adjustments. This transaction was completed in January 2003. Additionally in November 2002, the Company reached an agreement to purchase from a franchisee one operating bakery-cafe as well as the area development rights for the Dallas and Fort Worth, Texas market. The purchase price was $1.3 million subject to normal closing costs and adjustments. This transaction was completed in February 2003.

      In addition to our capital expenditure requirements, the Company has certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for administrative offices, commissaries, and bakery-cafes. We expect cash expenditures under these lease obligations to be as follows:

	Payments due by period as of December 28, 2002 (in thousands)

	Total	In 2003	2004 - 2005	2006 - 2007	After 2007

Operating Leases(1)	$102,738	$14,127	$26,987	$23,088	$38,536

(1)	See Note 9 to the Consolidated Financial Statements.

      Our commercial commitments consist of guarantees for certain of the operating leases of four franchise locations and 79 locations of the former Au Bon Pain Division and its franchisees. The leases have terms expiring on various dates from December 31, 2003 to February 1, 2014 and the guarantee has a maximum potential amount of future payments of approximately $49.0 million. The obligation from leases or guarantees will continue to decrease over time as these leases for the former Au Bon Pain Division expire or are not renewed. The Company has not recorded a liability for these guarantees and has not had to make any payments related to the leases or guarantees. Potential future commitments consist of:

	Amounts Committed as of December 28, 2002 (in thousands)

	Total	In 2003	2004 - 2005	2006 - 2007	After 2007

Lease Guarantees(1)	$34,390	$8,638	$12,338	$8,334	$5,080
Standby Letter of Credit(2)	500	500	—	—	—

Total Commercial Commitments	$34,890	$9,138	$12,338	$8,334	$5,080

(1)	Represents aggregate minimum requirement — see Note 9 to the Consolidated Financial Statements.

(2)	Standby letter of credit is used to collateralize premium and claim obligations for the worker’s compensation, general liability, and auto insurance programs.

      Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes, commissaries and for maintenance and remodel expenditures have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations and the exercise of employee stock options, supplemented where necessary, by borrowings on our revolving line of credit, will be sufficient to fund our capital requirements for the foreseeable future.

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

      A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, the Company has not experienced to date a significant reduction in bakery-cafe profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company is required to implement SFAS 143 in fiscal 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company adopted SFAS No. 144 for fiscal year 2002. There was no impact on the Company’s financial statements upon adoption.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002, except for the provisions of SFAS No. 145 related to the recission of Statement No. 4, which the Company will adopt in fiscal 2003. There was no impact on the Company’s financial statements upon adoption in fiscal 2002 and the Company does not expect any material impact on its financial statements in fiscal 2003.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003. Management believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the interpretation were effective for the Company’s fiscal year 2002. As of December 28, 2002, the Company has complied with the disclosure requirements of FASB Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 28, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds an interest prior to February 1, 2003. The Company intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 28, 2002, the Company had no derivative financial interests or derivative commodity instruments in cash or cash equivalents. We purchase certain commodities such as flour, butter, and coffee for use in our business. These purchases are sometimes purchased under agreements of one to three year time frames usually at a fixed price. We are subject to market risk that current market price may be below our contractual price. We do not use financial instruments to hedge commodity prices.

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

      The following consolidated financial statements of the Company are included in response to this item:

Report of Independent Accountants

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

Consolidated Statements of Operations for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000

Notes to the Consolidated Financial Statements

Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Panera Bread Company:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 25, 2003

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 28,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$29,924	$18,052
Investments in government securities	4,102	—
Trade accounts receivable, less allowance of $33 in 2002 and $67 in 2001	7,462	4,559
Other accounts receivable	2,097	597
Inventories (Note 3)	5,191	3,459
Prepaid expenses	1,826	1,649
Deferred income taxes (Note 10)	8,488	7,289
Other	172	399

Total current assets	59,262	36,004
Property and equipment, net (Note 4)	99,313	79,693
Other assets:
Investments in government securities	5,047	—
Goodwill (Note 5)	18,970	17,530
Deposits and other (Note 11)	5,554	5,020
Deferred income taxes (Note 10)	294	5,687

Total other assets	29,865	28,237

Total assets	$188,440	$143,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,987	$5,271
Accrued expenses (Note 7)	24,935	16,433
Current portion of deferred revenue (Note 18)	1,403	677

Total current liabilities	32,325	22,381
Deferred revenue (Note 18)	262	1,125

Total liabilities	32,587	23,506

Commitments and contingencies (Note 9)
Minority interest (Note 12)	2,197	556
Stockholders’ equity (Note 13):
Common stock, $.0001 par value:
Class A, shares authorized 75,000,000; issued 27,446,448 and outstanding 27,337,448 in 2002 and issued 26,018,078 and outstanding 25,909,078 in 2001	3	3
Class B, shares authorized 10,000,000; issued and outstanding 1,977,363 in 2002 and 2,588,600 in 2001	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	110,120	98,101
Retained earnings	44,433	22,668

Total stockholders’ equity	153,656	119,872

Total liabilities and stockholders’ equity	$188,440	$143,934

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the fiscal years ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Revenues:
Bakery-cafe sales	$212,645	$157,684	$125,486
Franchise royalties and fees	27,892	19,577	12,059
Commissary sales to franchisees	37,215	23,856	13,844

Total revenue	277,752	201,117	151,389

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	63,255	48,253	40,998
Labor	63,172	45,768	36,281
Occupancy	14,619	11,345	9,313
Other operating expenses	27,971	20,729	16,050

Total bakery-cafe expenses	169,017	126,095	102,642

Commissary cost of sales to franchisees	33,959	21,965	12,261
Depreciation and amortization	13,965	10,839	8,412
General and administrative expenses	24,986	19,589	16,381
Pre-opening expenses	1,051	912	414
Non-recurring charge (Note 6)	—	—	494

Total costs and expenses	242,978	179,400	140,604

Operating profit	34,774	21,717	10,785
Interest expense	32	72	164
Other expense (income), net	287	213	(409)
Minority interest	180	8	—

Income before income taxes	34,275	21,424	11,030
Income taxes (Note 10)	12,510	8,272	4,177

Net income	$21,765	$13,152	$6,853

Earnings per common share:
Basic:
Net income	$.75	$.47	$.27

Diluted:
Net income	$.73	$.46	$.26

Weighted average shares of common stock outstanding:
Basic	28,923	27,783	25,114
Diluted	29,891	28,886	26,267

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal years ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Cash flows from operations:
Net income	$21,765	$13,152	$6,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,965	10,839	8,412
Minority interest	180	8	—
Tax benefit from exercise of stock options	8,064	8,023	4,001
Deferred income taxes	4,193	252	664
Non-recurring charge	—	—	494
Other	113	27	(111)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,454)	(2,078)	(308)
Inventories	(1,675)	(998)	(562)
Prepaid expenses	(172)	(622)	(543)
Accounts payable	716	(125)	1,861
Accrued expenses	3,786	2,383	(1,247)
Deferred revenue	(137)	(636)	234
Other	(21)	335	(288)

Net cash provided by operating activities	46,323	30,560	19,460

Cash flows from investing activities:
Additions to property and equipment	(27,119)	(27,528)	(19,487)
Purchase of investments in government securities	(9,200)	—	—
Acquisition	(3,267)	—	—
Increase in deposits and other	(529)	(271)	(771)
Other	—	(749)	35

Net cash used in investing activities	(40,115)	(28,548)	(20,223)

Cash flows from financing activities:
Exercise of employee stock options	3,032	6,714	8,206
Proceeds from long-term debt issuance	—	—	765
Principal payments on long-term debt and computer equipment financing	—	(374)	(391)
Purchase of treasury stock	—	—	(900)
Proceeds from issuance of common stock	923	395	182
Proceeds from note receivable	248	—	—
Increase in deferred financing costs	—	(6)	(24)
Investments by minority interest owner	1,461	300	—

Net cash provided by financing activities	5,664	7,029	7,838

Net increase in cash and cash equivalents	11,872	9,041	7,075
Cash and cash equivalents at beginning of year	18,052	9,011	1,936

Cash and cash equivalents at end of year	$29,924	$18,052	$9,011

Supplemental cash flow information:
Cash paid during the year for:
Interest	$17	$32	$85
Income taxes	$424	$73	$512

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000
(In thousands)

	Common Stock $.0001 Par Value

	Class A		Class B		Treasury Stock		Additional		Total
							Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, Dec. 25, 1999	21,262	$3	3,072	$—	—	$—	$70,579	$2,664	$73,246
Exercise of employee stock options	2,177						8,206		8,206
Issuance of common stock	40						182		182
Issuance of common stock for employee bonus							1	(1)	—
Exercise of Warrants	264								—
Conversions of Class B to Class A	108		(108)						—
Repurchase of Class A common stock					109	(900)			(900)
Income tax benefit related to stock option plan							4,001		4,001
Net income	—	—	—	—	—	—	—	6,853	6,853

Balance, Dec. 30, 2000	23,851	3	2,964	—	109	(900)	82,969	9,516	91,588
Exercise of employee stock options	1,760						6,714		6,714
Issuance of common stock	32						395		395
Conversions of Class B to Class A	375		(375)						—
Income tax benefit related to stock option plan							8,023		8,023
Net income	—	—	—	—	—	—	—	13,152	13,152

Balance, Dec. 29, 2001	26,018	3	2,589	—	109	(900)	98,101	22,668	119,872
Exercise of employee stock options	781						3,032		3,032
Issuance of common stock	35						923		923
Conversions of Class B to Class A	612		(612)						—
Income tax benefit related to stock option plan							8,064		8,064
Net income	—	—	—	—	—	—	—	21,765	21,765

Balance, Dec. 28, 2002	27,446	$3	1,977	$—	109	$(900)	$110,120	$44,433	$153,656

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

      Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names “Panera Bread Company” and “Saint Louis Bread Company”. Up until the year ended December 26, 1998, the Company operated under the name Au Bon Pain Co., Inc. and consisted of two retail bakery-cafe businesses and two franchising businesses operating under the concept names “Au Bon Pain” and “Saint Louis Bread Company”. As described in Note 6, effective on May 16, 1999, the Company sold the Au Bon Pain Division.

2.	Summary of Accounting Policies

Basis of Presentation and Principles of Consolidation

      For the year ended December 28, 2002, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect subsidiaries, Pumpernickel Associates, LLC, Panera Enterprises, Inc., and, through Artisan Bread, LLC, a majority investment in Cap City Bread, LLC (since its formation in October 2001). At December 28, 2002, the Company’s interest was 88%. For the year ended December 29, 2001, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiary Panera, Inc. (now Panera, LLC), its 75% interest in its subsidiary Pain Francais, Inc., and, through Artisan Bread, LLC, an indirect subsidiary, a 90% investment in Cap City Bread, LLC. For the year ended December 30, 2000, the consolidated financial statements consist of the accounts of Panera Bread Company and Panera, Inc. (now Panera, LLC), its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Government Securities

      Investments consist of United States Treasury notes and mortgage-backed government notes and are classified as short-term or long-term investments in the accompanying consolidated balance sheet based upon their stated maturity dates which range from November 2003 to September 2004.

      Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period and reevaluates such designation at each balance sheet date. At December 28, 2002, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of premiums to maturity using the effective interest method, which approximates fair value at December 28, 2002.

Trade and Other Accounts Receivable

      Trade accounts receivable at fiscal year-end consist primarily of amounts due to the Company from its 34 franchise groups for purchases of fresh dough from the Company’s commissaries and royalties due to the Company from franchisee sales. The Company generally does not require collateral and maintains reserves for potential uncollectible accounts, which in the aggregate have not exceeded management’s expectation. Other accounts receivable consist primarily of tenant allowances due from landlords for leasehold improvements made by the Company.

Inventories

      Inventories, which consist of food products, paper goods and supplies, smallwares, and promotional items, are valued at the lower of cost or market, determined under the first-in, first-out method.

Property and Equipment

      Property, equipment, and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining terms of the leases. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	10-23 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-10 years
Signage	10 years

      Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes in 2002, 2001, or 2000.

      Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Goodwill

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired at the acquisition of the Saint Louis Bread Company, the purchase of a fresh dough facility in September 2001, and the purchase in January 2002, of three operating bakery-cafes and one bakery-cafe under construction as well as area development rights for the Jacksonville, Florida market.

      We adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” for all acquisitions subsequent to June 30, 2001 and “SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which establish new accounting and reporting standards for purchase business combinations, intangible assets and goodwill. In compliance with SFAS 141 and SFAS 142, we did not amortize any of the goodwill related to the September 2001 acquisition and we stopped amortizing all goodwill effective January 1, 2002. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. We completed the transitional impairment test as of January 1,

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, and our first annual impairment test as of the first day of the fourth quarter, neither of which identified any impairment. Amortization expense was $1.0 million for the years ended December 29, 2001 and December 30, 2000.

Impairment of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” In accordance with SFAS 144, we evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The amount of an impairment is determined by comparing anticipated undiscounted future operating cash flows from the related long-lived assets with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No impairment of long-lived assets was determined during the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Income Taxes

      The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Capitalization of Certain Development Costs

      The Company capitalizes certain internal costs associated with the development, design, and construction of new bakery-cafe locations and fresh dough facilities. Capitalized costs of $1.4 million, $1.1 million, and $0.8 million for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively, are recorded as part of the asset to which they relate and are amortized over the asset’s useful life.

Franchise Royalties and Fees and Revenue Recognition

      Franchise fees are the result of sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $3.2 million, $2.7 million and $1.9 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Royalties are paid weekly based on the percentage of sales specified in each ADA (from 4.0% to 5.0% of sales). Royalties are recognized as revenue when they are earned. Royalties were $24.7 million, $16.8 million, and $10.1 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company records revenues from bakery-cafe sales upon delivery of the related food products to the customer. Revenues from fresh dough facility sales to franchisees are recorded upon delivery.

Advertising Costs

      The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were $5.4 million, $3.5 million, and $2.8 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Pre-Opening Costs

      All pre-opening costs associated with the opening of new bakery-cafe locations, which consists primarily of labor and food costs incurred in training and preparation for opening, are expensed when incurred. Direct costs to open bakery-cafes amounted to $1.1 million, $0.9 million and $0.4 million in 2002, 2001, and 2000, respectively.

Fiscal Year

      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In the year 2000, the Company’s fiscal year was comprised of 53 weeks.

Earnings Per Share Data

      Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, warrants and preferred stock. Earnings per common share are computed in accordance with SFAS No. 128 “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

Fair Value of Financial Instruments

      The carrying amount of the Company’s accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Stock-Based Compensation

      In accordance with SFAS 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and provide the required pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statement of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined under the fair value based method

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and recognition provisions of SFAS 123 at the grant date for awards since 1995, the Company’s net income for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 would have been as follows:

	Fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(In thousands, except per share amounts)
Net income, as reported	$21,765	$13,152	$6,853
Deduct:
Compensation expense determined using Black-Scholes, net of tax	2,186	1,362	1,284

Pro forma net income	$19,579	$11,790	$5,569

Net income per share:
Basic, as reported	$.75	$.47	$.27

Basic, pro forma	$.68	$.42	$.22

Diluted, as reported	$.73	$.46	$.26

Diluted, pro forma	$.66	$.41	$.21

Weighted average shares used in compensation
Basic	28,923	27,783	25,114

Diluted	29,891	28,886	26,267

      The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995.

      The weighted average fair value of the options granted during 2002, 2001, and 2000 was $14.87 per share, $9.14 per share, and $3.25 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rate of 4.30% in 2002, 4.88% in 2001, and 6.20% in 2000, and an expected life of 7 years.

Recently Issued Financial Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company is required to implement SFAS 143 in fiscal 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with that Statement. The Company has adopted SFAS No. 144 for fiscal year 2002. There was no impact on the Company’s financial statements upon adoption.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 in the second quarter of fiscal 2002, except for the provisions of SFAS No. 145 related to the recission of Statement No. 4, which the Company will adopt in fiscal 2003. There was no impact on the Company’s financial statements upon adoption in fiscal 2002 and the Company does not expect any material impact on its financial statements in fiscal 2003.

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

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the interpretation were effective for the Company’s fiscal year 2002. As of December 28, 2002, the Company has complied with the disclosure requirements of FASB Interpretation No. 45.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds an interest prior to February 1, 2003. The Company intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on the Company’s financial statements.

3.	Inventories

      Inventories consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Food:
Commissaries	$1,267	$402
Bakery-cafes	1,381	1,157
Paper goods	239	221
Smallwares	2,198	1,604
Other	106	75

	$5,191	$3,459

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Major classes of property and equipment consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Leasehold improvements	$69,565	$54,447
Machinery and equipment	51,925	39,459
Furniture and fixtures	14,900	11,812
Signage	3,440	2,739
Construction in progress	6,568	4,612

	146,398	113,069
Less accumulated depreciation and amortization	47,085	33,376

Property and equipment, net	$99,313	$79,693

      The Company recorded depreciation expense related to these assets of $14.0 million, $9.9 million, and $7.4 million in 2002, 2001, and 2000, respectively.

5.	Goodwill

      We adopted SFAS No. 141, “Business Combinations” for all acquisitions subsequent to June 30, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which establish new accounting and reporting standards for purchase business combinations, intangible assets and goodwill. In compliance with SFAS 141 and SFAS 142, we did not amortize any of the goodwill related to the September 2001 acquisition and we stopped amortizing all goodwill effective January 1, 2002. A reconciliation of earnings and earnings per share following SFAS 142 adoption is as follows (in thousands, except per share amounts; per share amounts may not add due to rounding):

	For the fiscal years ended

	December 28, 2002	December 29, 2001	December 30, 2000

Reported net income	$21,765	$13,152	$6,853
Add back: goodwill amortization, net of tax	—	607	614

Adjusted net income	$21,765	$13,759	$7,467

Basic and diluted net income per common share:
Reported net income per common share — basic	$.75	$.47	$.27
Reported net income per common share — diluted	$.73	$.46	$.26
Goodwill amortization per share — basic	$—	$.02	$.02
Goodwill amortization per share — diluted	$—	$.02	$.02
Adjusted net income per common share — basic	$.75	$.50	$.30
Adjusted net income per common share — diluted	$.73	$.48	$.28

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill at December 28, 2002, are as follows (in thousands):

	Company Bakery-	Franchise	Commissary
	Cafe Operations	Operations	Operations	Total

Balance December 29, 2001	$16,802	$—	$728	$17,530
Jacksonville acquisition	1,440	—	—	1,440

Balance December 28, 2002	$18,242	$—	$728	$18,970

      The components of goodwill include $16.8 million resulting primarily from the acquisition of the Saint Louis Bread Company in December 1993, $0.7 million resulting from the purchase of a fresh dough facility in September 2001, and $1.4 million resulting from the purchase in January, 2002 of three operating bakery-cafes and one bakery-cafe under construction as well as area development rights for the Jacksonville, Florida market.

6.	Sale of Au Bon Pain Division and Non-recurring Charges

      In May 1999, the Company completed the sale of its Au Bon Pain Division for $73 million in cash before contractual purchase price adjustments of $1.0 million. In the second quarter of 2000, the Company recorded a one-time gain of $0.9 million before taxes related to the sale. The original sales agreement included a provision prohibiting the sale of the Au Bon Pain Division to another party within 18 months of the date of the agreement. This payment was received as consideration for amending the sales agreement to allow for a sale. The one time gain of $0.9 million before taxes was substantially offset in the fourth quarter of 2000 by the recording of a $0.9 million pre-tax, non-recurring charge related to the sale. Of this amount, $0.4 million, before taxes, represents an additional loss on the sale of the Au Bon Pain Division and $0.5 million represents the write-off of a receivable from Au Bon Pain. In the fourth quarter of 2000, the Company also recorded a pre-tax, non-recurring charge to earnings of $0.5 million which includes $0.3 million for the write-down of impaired assets of two bakery-cafes closed in the first quarter of 2001, and $0.2 million for the write-off of fixed assets of two bakery-cafes that closed in the fourth quarter of 2000.

7.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Compensation and employment related taxes	$6,875	$5,455
Capital expenditures	4,421	2,157
Rent	2,206	1,665
Advertising	2,037	653
Unredeemed gift certificates	1,857	791
Insurance	1,412	949
Taxes, other than income taxes	1,393	940
Other	4,734	3,823

	$24,935	$16,433

8.	Line of Credit

      The Company had a $10.0 million unsecured revolving line of credit at December 28, 2002 and December 29, 2001. The revolving line of credit extends to December 31, 2003, and bears an interest rate of LIBOR plus 1% (approximately 2.4%, 2.9%, and 7.5% at December 28, 2002, December 29, 2001, and

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2000, respectively). The revolving credit agreement contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The agreement also requires the maintenance of certain financial ratios and covenants. The revolving credit agreement also contains a commitment fee of .225% of the unused portion of the revolving line of credit at December 28, 2002 and December 29, 2001, respectively. At December 28, 2002 and December 29, 2001, the Company had outstanding letters of credit against the revolving line of credit aggregating $0.5 million and $0.3 million, respectively. There were no outstanding borrowings under the revolving credit agreement at December 28, 2002 and December 29, 2001. As of December 28, 2002, and December 29, 2001, the Company was in compliance with all debt covenants.

9.	Commitments and Contingent Liabilities

      The Company is obligated under non-cancelable operating leases for its administrative offices, commissaries, and bakery-cafes. Lease terms are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts.

      Aggregate minimum requirements under non-cancelable operating leases excluding contingent liabilities as of December 28, 2002, were as follows (in thousands):

2003	$14,127
2004	14,220
2005	12,767
2006	11,959
2007	11,129
Thereafter	38,536

$102,738

      Rental expense under operating leases was approximately $13.0 million, $9.9 million, and $8.5 million in 2002, 2001, and 2000, respectively, which included contingent (i.e., percentage rent) payments of $0.3 million, $0.4 million, and $0.4 million, respectively.

      The Company is prime tenant or guarantor for certain of the operating leases of four current franchisee locations and 79 locations of the former Au Bon Pain Division, and its franchisees, which approximated $9.4 million of annual rental payments for the year ended December 28, 2002. The leases have terms expiring on various dates from December 31, 2003 to February 1, 2014, and the guarantee has a maximum potential amount of future payments of approximately $49.0 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases for the former Au Bon Pain Division expire or are not renewed. Currently, the Company has not recorded a liability for these guarantees and has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate minimum requirements under non-cancelable operating leases on which the Company is a guarantor were, as of December 28, 2002, approximately as follows (in thousands):

2003	$8,638
2004	6,836
2005	5,502
2006	4,799
2007	3,535
Thereafter	5,080

$34,390

      The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. Based upon bakery-cafes in operation at December 28, 2002, had the Company been required to repurchase the bakery-cafes at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.2 million would have been required.

      The Company has a supply agreement with Dawn Food Products, Inc. to provide supply of sweet goods for the period 2003-2008. The agreement is structured as a cost plus agreement.

      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

10.	Income Taxes

      The provision for income taxes in the consolidated statements of operations is comprised of the following (in thousands):

	December 28,	December 29,	December 30,
	2002	2001	2000

Current:
Federal	$—	$—	$—
State	253	(3)	(488)

	253	(3)	(488)

Deferred:
Federal	11,660	6,956	3,455
State	597	1,319	1,210

	12,257	8,275	4,665

Tax provision	$12,510	$8,272	$4,177

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income before income taxes follows:

	December 28,	December 29,	December 30,
	2002	2001	2000

Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	4.0	4.5
Charitable contributions	—	(.9)	(1.2)
Company-owned life insurance	0.1	0.1	—
Non-deductible goodwill and meals and entertainment	0.3	0.3	0.6
Other, net	0.5	0.1	0.1
Change in valuation allowance	(.9)	—	(1.1)

	36.5%	38.6%	37.9%

      The reduction in the effective tax rate for the year ended December 28, 2002, results from the Company’s restructuring of legal entities to better manage its intellectual property, which resulted in a lower effective state income tax rate.

      The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

	December 28,	December 29,
	2002	2001

Current assets/liabilities:
Receivables reserve	$12	$26
Accrued expenses	2,251	1,263
Net operating loss carryforward	6,225	6,000

Total current	8,488	7,289
Non-current assets/liabilities:
Property and equipment	(3,265)	(722)
Accrued expenses	412	542
Goodwill	(2,580)	(2,048)
Tax credit carryforward	4,688	4,465
Net operating loss carryforward	136	3,704
Charitable contribution carryforward	2,379	1,930
Capital loss carryforward	2,292	2,435

Total non-current	4,062	10,306
Valuation allowance	(3,768)	(4,619)

Total net deferred non-current tax asset	294	5,687
Total net deferred tax asset	$8,782	$12,976

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance is primarily attributable to the potential for the non-deductibility of capital losses related to the taxable loss on the sale of the Au Bon Pain Division, the expectation that deferred state tax assets will be unrealizable in states where the Company no longer operates and that the Company will be unable to utilize certain charitable contribution carryforwards prior to their expiration. Management has

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated the carrying value of each component of the valuation allowance. The reduction in the valuation allowance of $0.9 million consists of a write-off of unrealizable deferred tax assets of $0.6 million and a benefit to the income tax provision of $0.3 million. As of December 28, 2002 and December 29, 2001, the Company had net operating loss carryforwards of approximately $17.2 million and $23.9 million, respectively, which can be carried forward twenty years to offset taxable income. At December 28, 2002 and December 29, 2001, the Company had federal jobs tax credit carryforwards of approximately $1.2 million, which expire in the years 2014-2015 and charitable contribution carryforwards of approximately $6.5 million and $5.0 million, respectively, which expire in the years 2003-2007. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $3.5 million and $3.2 million at December 28, 2002 and December 29, 2001, respectively, which are available to reduce future regular federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets periodically based on annual estimates of taxable income.

      The Company is a party to a Company-owned life insurance program (“COLI”). Due to the leveraged nature of the program, the Company received substantial tax benefits for the period 1994-1998. Recent tax court litigation, not involving the Company, has raised the possibility that such tax benefits may be disallowed by the Internal Revenue Service. Management has provided appropriate reserves which it believes, should such disallowance occur, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

11.	Deposits and Other

      During fiscal 1997, the Company established a deposit program with its food products and supplies distributor, which allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion. The deposit outstanding was $2.4 million and $1.6 million at December 28, 2002 and December 29, 2001, respectively.

      During fiscal 1994, the Company established a company-owned life insurance program (“COLI”) covering a substantial portion of its employees. At December 28, 2002 and December 29, 2001, the cash surrender value of $11.2 million and $12.2 million, respectively, the mortality income receivable of $2.8 million and $3.0 million, respectively, and the insurance policy loans of $11.1 million and $12.2 million, respectively, were netted and included in other assets on the consolidated balance sheet. The loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.9% for the year ended December 28, 2002. In 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company’s COLI program. The Company included $0.3 and $0.2 million of expenses in other (income) expense, net, relating to COLI in 2002 and 2001, respectively.

12.	Joint Venture Minority Interest Owner

      In October 2001, the Company, through Artisan Bread, LLC, an indirect subsidiary, entered into a limited liability company operating agreement with its former president as a joint venture partner and minority interest owner. The new LLC will develop and manage up to fifty bakery-cafes in the Northern Virginia and Central Pennsylvania markets. The agreement entitles the minority interest owner to a specified percentage (currently 17%) of the cash flows from the bakery-cafes developed and operated by the LLC. He is required to make mandatory capital contributions of $25,000 per bakery-cafe developed under the agreement, and he may make additional voluntary contributions up to 19% of the cost of each bakery-cafe developed under the agreement, and receive a proportionate increase in his share of the cash flows. Although he receives no salary for his services, he receives an operating fee equal to the difference between (a) the sum of 4% of the gross sales and $40,000 (increased by 3.5% annually beginning in 2003) for each bakery-cafe opened by the LLC,

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (b) expenses incurred by the LLC in connection with bakery-cafe operations other than license and administrative fees and expenses which relate solely to an individual bakery-cafe. Applicable expenses include, without limitation, all costs relating to district, regional, and area supervision above the store level, bakery supervision, field training, training functions, neighborhood marketing, and recruiting and relocation. Operating fee payments were $0.5 million and $0.1 million in 2002 and 2001, respectively. He may not sell or transfer his LLC interest to another party without the Company’s consent. If his employment with the LLC terminates within the first five years of the operating agreement, the Company has the right to purchase his LLC interest. The purchase price is established either by appraisal, or by one of several formulas, depending upon the timing and reason for termination of his employment. After five years, the Company has the right to purchase the joint venture partner’s interests at a contractually determined value based on a multiple of cash flow and the joint venture partner has the right to sell his interest back to the Company at a contractually determined value based on a lower multiple of cash flow. The Company contributed $6.7 million in assets for its membership interest in the LLC. The joint venture partner contributed $0.3 million cash and a note for $0.2 (paid in 2002) million that the Company included as a note receivable in current assets in the Company’s Consolidated Balance Sheet at December 29, 2001. The results of operations of the joint venture have been included in the Consolidated Financial Statements since the date of formation. The former president’s interest in the LLC is reflected as minority interest.

13.	Stockholders’ Equity

Common Stock

      On June 6, 2002, the stockholders approved an increase in the number of authorized shares of the Company’s Class A and Class B common stock enabling the Company to complete a two-for-one common stock split in the form of a stock dividend. On June 24, 2002, shareholders received one additional share of common stock for each share of common stock held of record on June 10, 2002. The stock split has been reflected in the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All applicable references to the number of common shares and per share information have been restated to reflect the two-for-one split on a retroactive basis.

      Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the shareholder’s option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 28, 2002, 5,872,536 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company’s 1992 Equity Incentive Plan and Formula Stock Option Plan for Independent Directors.

Registration Rights

      Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Act of 1933 or have included in certain registrations all or part of such shares, at the Company’s expense.

Treasury Stock

      In the third quarter of 2000, the Company repurchased 109,000 shares of Class A Common Stock at an average cost of $8.25 per share.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Options

      The Company’s equity compensation plans consist of the 1992 Equity Incentive Plan, the Formula Stock Option Plan for Independent Directors, and the 2001 Employee, Director, and Consultant Stock Option Plan.

2001 Employee, Director, and Consultant Stock Option Plan

      At the annual meeting of stockholders on June 12, 2001, the Company’s 2001 Employee, Director, and Consultant Stock Option Plan was considered and approved. Under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan, a total of 2,000,000 shares of Class A Common Stock were authorized for issuance.

1992 Equity Incentive Plan

      In May 1992, the Company adopted its Equity Incentive Plan (“Equity Plan”) to replace its Non-Qualified Incentive Stock Option Plan. Under the Equity Plan, a total of 1,900,000 shares of Class A Common Stock were initially reserved for awards under the Equity Plan. The Equity Plan was subsequently amended by the Board of Directors and the stockholders to increase the number of shares available thereunder from 1,900,000 to 8,600,000. Awards under the Equity Plan can be in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units.

Formula Stock Option Plan for Independent Directors

      On January 27, 1994, the Company’s Board of Directors authorized the Formula Stock Option Plan for Independent Directors, as defined in the related agreement. This plan authorized a total of 300,000 shares and was adopted by stockholders on May 25, 1994. The plan authorized a one-time grant of an option to purchase 20,000 shares of the Company’s Class A Common Stock at its closing price on January 26, 1994 to each independent director. Each independent director who is first elected as such after the effective date of the Directors’ Plan shall receive, as of the date he or she is so elected, a one-time grant of an option to purchase 10,000 shares of Class A Common Stock at a price per share equal to the closing price of the Class A Common Stock as reported by the NASDAQ/ National Market System for the trading day immediately preceding the date of the person’s election to the board. In addition, annually all independent directors serving in such capacity as of the last day of each fiscal year receive an option to purchase up to 10,000 shares of Class A Common Stock at the closing price for the day prior to the close of the fiscal year. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 10 years following the grant date.

      Activity under all Stock Option Plans is summarized below:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 25, 1999	6,581,898	$3.78
Granted	582,074	6.37
Exercised	(2,177,092)	3.78
Cancelled	(400,082)	4.27

Outstanding at December 30, 2000	4,586,798	4.07

Granted	485,800	18.08
Exercised	(1,759,604)	3.82
Cancelled	(448,488)	3.74

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 29, 2001	2,864,506	6.65

Granted	978,150	30.12
Exercised	(781,942)	3.87
Cancelled	(142,442)	9.67

Outstanding at December 28, 2002	2,918,272	$15.10

      The following table summarizes information concerning outstanding and exercisable options at December 28, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of Exercise Price	Outstanding	Contractual Life	Average Price	Exercisable	Average Price

$ 3.00- 8.47	1,345,084	4.80	$3.89	936,118	$3.76
$ 8.48-19.27	550,038	5.36	15.24	89,788	12.82
$19.28-29.30	730,750	6.30	28.32	40,000	26.93
$29.31-35.45	292,400	6.83	33.33	40,000	35.31

	2,918,272	5.48	$15.10	1,105,906	$6.48

      Options vest over a five-year period and must be exercised within seven to ten years from the date of the grant. Of the options at December 28, 2002, December 29, 2001, and December 30, 2000, 1,105,906, 1,583,508, and 3,043,580, respectively, were vested and exercisable with a weighted average exercise price at December 28, 2002, December 29, 2001, and December 30, 2000, of $6.48, $4.73, and $3.86, respectively.

1992 Employee Stock Purchase Plan

      In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan (“1992 Purchase Plan”) to replace its Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 300,000 to 700,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s prior year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were 35,191 and 32,394 shares purchased with a weighted average fair value of purchase rights of $4.44 and $2.15 as of December 28, 2002 and December 29, 2001.

15.	Defined Contribution Benefit Plan

      The Au Bon Pain Employee 401(k) Plan (“Savings Plan”) was adopted by the Company in 1991 under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). All employees of the Company meeting the eligibility requirements, including executive officers, were eligible to participate in the Savings Plan. The St. Louis Bread Company Employee 401(k) Plan (“Saint Louis Bread Savings Plan”) was adopted by the former Saint Louis Bread Company in 1993 under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 1997 the Saint Louis Bread Savings Plan was merged into the Au Bon Pain Savings Plan. Plan participants of the Saint Louis Bread Savings Plan retained the matching contributions made through 1996 with a vesting schedule of seven years.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Panera Bread Company Savings Plan (the “Plan”) was adopted by the Company on May 15, 1999 in conjunction with the sale of Au Bon Pain. The Plan was formed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). All Panera employee account balances under the previous Au Bon Pain Savings Plan were transferred to the Plan. The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. The Plan provides for a matching contribution by the Company equal to 50% of the first 3% of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25% per year, and are fully vested after 5 years. The Company contributed $0.2 million, $0.2 million and $0.1 million to the Plan in 2002, 2001 and 2000, respectively.

16.	Business Segment Information

      The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the 132 bakery-cafes owned by the Company. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by company-owned bakery-cafe operations are purchased from the Commissary Operations segment.

      The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Panera Bread Company name, and monitors the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread Company name and ongoing brand and operating support.

      The Commissary Operations segment supplies fresh dough items and other proprietary frozen dough items to both company-owned and franchised bakery-cafes. The fresh dough is sold to both company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchised bakery-cafes are separately stated line items in the consolidated statements of operations. The operating profit related to the sales to company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the consolidated statements of operations.

      The following table sets forth certain bakery-cafe data relating to company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Company-owned:
Beginning of year	110	90	81
Acquired from franchisee(1)	3
New bakery-cafes opened	23	21	11
Bakery-cafes closed	(4)	(1)	(2)

End of year	132	110	90

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Franchise-operated:
Beginning of year	259	172	102
New bakery-cafes opened	92	88	70
Bakery-cafes closed	(2)	(1)	—
Sold to Company(1)	(3)	—	—

End of year	346	259	172

System-wide:
Beginning of year	369	262	183
New bakery-cafes opened	115	109	81
Bakery-cafes closed	(6)	(2)	(2)

End of year	478	369	262

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee.

      The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Accounting Policies”.

      Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments (in thousands).

	Dec. 28,	Dec. 29,	Dec. 30,
	2002	2001	2000

Revenues
Company bakery-cafe operations	$212,645	$157,684	$125,486
Franchise operations	27,892	19,577	12,059
Commissary operations	60,807	36,489	24,696
Intercompany sales eliminations	(23,592)	(12,633)	(10,852)

Total revenues	$277,752	$201,117	$151,389

Operating Profit
Company bakery-cafe operations	$38,269	$31,590	$22,844
Franchise operations	24,280	16,883	9,818
Commissary operations	8,615	1,892	1,583
Unallocated general and administrative expenses	(21,374)	(16,897)	(14,140)
Pre-opening expenses	(1,051)	(912)	(414)
Non-recurring charges (Note 6)	—	—	(494)

Operating profit before depreciation and amortization expense	$48,739	$32,556	$19,197

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. 28,	Dec. 29,	Dec. 30,
	2002	2001	2000

Depreciation and Amortization Expenses
Company bakery-cafe operations	$9,243	$6,620	$5,318
Commissary operations	2,387	1,316	979
Corporate administration	2,335	2,903	2,115

Total depreciation and amortization expenses	$13,965	$10,839	$8,412

      During the year ended December 28, 2002, the Company changed its measurement of bakery-cafe operating profits to exclude pre-opening expenses. These expenses are now shown as a separate line item on the Consolidated Statements of Operations. This will improve transparency of such costs. The previously reported results have been restated as follows (in thousands):

	Year ended	Year ended
	December 29,	December 30,
	2001	2000

Bakery-cafe operating profit Including pre-opening costs	$30,678	$22,430
Add:
Pre-opening food	249	86
Pre-opening labor	663	328

Total pre-opening	912	414

Restated bakery-cafe operating profit	$31,590	$22,844

17.	Net Income Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) as adjusted for the two-for-one stock split in June 2002:

	For the fiscal years ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net income used in net income per common share — basic	$21,765	$13,152	$6,853
Net income used in net income per common share — diluted	$21,765	$13,152	$6,853
Weighted average number of shares outstanding — basic	28,923	27,783	25,114
Effect of dilutive securities:
Employee stock options	968	1,103	1,064
Stock warrants	—	—	89

Weighted average number of shares outstanding — diluted	29,891	28,886	26,267
Per common share:
Basic:
Net income	$.75	$.47	$.27

Diluted:
Net income	$.73	$.46	$.26

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 28, 2002, December 29, 2001, and December 30, 2000, 0.3 million, 0.3 million, and 0.2 million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

18.	Deferred Revenue

      During 1999, the Company changed soft drink providers. As a result of this change, the Company received an upfront payment of $2,530,000. These funds are available for both company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per company-owned bakery-cafe over the five-year life of the soft drink contract. During fiscal year 2002 and 2001, the Company paid $207,000 and $252,000, respectively, to franchisees relating to bakery-cafes opened in the year. As of December 28, 2002 and December 29, 2001, the deferred revenue being amortized by the Company was $410,000 and $347,000, respectively.

19.	Acquisitions

      On January 22, 2002, the Company purchased, from a franchisee, the assets of three operating bakery-cafes and one bakery-cafe under construction as well as the area development rights for the Jacksonville, Florida market for a net cash purchase price of $3.3 million. The acquisition was financed with cash on hand. The consolidated statements of operations include the results of operations of the three operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition is not presented as the impact is not material to reported results. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Estimated fair values
Property and equipment	$2,045
Goodwill	1,440
Inventories	57
Deposits and other	16
Prepaid expenses	5
Accrued expenses	(296)

Cash paid	$3,267

20.	Subsequent Events

      On January 10, 2003 the Company completed the purchase, from a franchisee, of the assets of four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky markets, for a cash purchase price of $5.4 million. The acquisition was financed with cash on hand.

      On February 3, 2003, the Company completed the purchase, from a franchisee, of the assets of one bakery-cafe, the furniture, fixtures and equipment of two closed locations, and the area development rights for the Dallas Fort-Worth market, for a cash purchase price of $1.3 million with a commitment to purchase the furniture, fixtures and equipment of an additional bakery-cafe when it is closed for $0.2 million. The acquisition was financed with cash on hand.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (unaudited)

      The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

	April 20,	July 13,	October 5,	December 28,
	2002	2002	2002	2002

Revenues	$77,005	$62,274	$65,471	$73,001
Operating profit	8,467	6,135	8,285	11,886
Net income	5,225	3,873	5,167	7,500
Basic earnings per share
Net income	$.18	$.13	$.18	$.26

Diluted earnings per share
Net income	$.17	$.13	$.17	$.25

	April 21,	July 14,	October 6,	December 29,
	2001	2001	2001	2001

Revenues	$53,275	$43,680	$48,487	$55,675
Operating profit	5,026	3,920	4,993	7,778
Net income	3,059	2,354	2,984	4,755
Basic earnings per share
Net income	$.11	$.08	$.11	$.17

Diluted earnings per share
Net income	$.11	$.08	$.10	$.16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      We incorporate the biographical information relating to our Directors and Executive Officers under the heading “Management” in our Proxy Statement relating to our 2003 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

Item 11.	Executive Compensation

      The information under the heading “Executive Compensation” in the proxy Statement (but excluding the Report of the Compensation and Stock Option Committee on executive compensation and the Performance Graph) is incorporated by reference in this Report. The information under the heading “Management — Compensation Committee Interlocks and Insider Participation and Compensation of Directors” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Ownership of our Common Stock” in our Proxy Statement by reference in this Report.

Securities authorized for issuance under equity compensation plans.

      This table summarizes information about our equity compensation plans (including individual compensation arrangements) which authorize the issuance of equity securities as of December 28, 2002.

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options(1)	Outstanding Options	Compensation Plans

Plan Category:
Equity Compensation Plans Approved by Security Holders(2)	2,918,272	$15.10	2,038,824

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,918,272	$15.10	2,038,824

(1)	Number of shares is subject to adjustment for changes in capitalization such as stock splits, stock dividends and similar events.

(2)	Consists of the 2001 Employee, Director and Consultant Stock Option Plan, 1992 Employee Stock Purchase Plan, 1992 Equity Incentive Plan and the Formula Stock Option Plan for Independent Directors.

Item 13. Certain Relationships and Related Transactions

      Not applicable.

Item 14.	Disclosure Controls and Procedures

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934 as of February 21, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

      Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. Financial Statements

      The following described consolidated financial statements of the Company are included in this report:

Report of Independent Accountants

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001.

Consolidated Statements of Operations for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Notes to the Consolidated Financial Statements.

(a)     2. Financial Statement Schedule

      The following financial statement schedule for the Company is filed herewith:

      Schedule II  — Valuation and Qualifying Accounts

PANERA BREAD COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period

Allowance for Doubtful accounts Fiscal Year ended December 30, 2000	$197	$86	$197	$86
Fiscal Year ended December 29, 2001	$86	$27	$46	$67
Fiscal Year ended December 28, 2002	$67	$51	$85	$33
Deferred Tax Valuation Allowance Fiscal Year ended December 30, 2000	$4,742	$—	$123	$4,619
Fiscal Year ended December 29, 2001	$4,619	$—	$—	$4,619
Fiscal Year ended December 28, 2002	$4,619	$—	$851	$3,768

      (a)3. Exhibits

      See Exhibit Index incorporated into this item by reference.

      (b) Reports on Form 8-K

      Form 8-K filed on October 24, 2002, with respect to comparable store sales and average weekly sales.

Form 8-K filed on October 24, 2002, announcing the webcast of the Company’s presentation at the Morgan Keegan 2002 Equity Conference.

      Form 8-K filed on November 14, 2002, announcing third quarter earnings.

      Form 8-K filed on November 21, 2002, with respect to comparable store sales and average weekly sales.

      Form 8-K filed on December 19, 2002, with respect to comparable store sales and average weekly sales.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY

By:	/s/RONALD M. SHAICH

Ronald M. Shaich
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	March 19, 2003

/s/ GEORGE E. KANE George E. Kane	Director	March 19, 2003

/s/ ROBERT GIAIMO Robert Giaimo	Director	March 19, 2003

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	March 19, 2003

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	March 19, 2003

/s/ WILLIAM W. MORETON William W. Moreton	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary	March 19, 2003

/s/ MARK E. HOOD Mark E. Hood	Senior Vice President, Finance and Administration (Chief Accounting Officer)	March 19, 2003

CERTIFICATIONS

I, Ronald M. Shaich, certify that:

      1. I have reviewed this annual report on Form 10-K of Panera Bread Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

/s/ RONALD M. SHAICH

Ronald M. Shaich,
Chairman and Chief Executive Officer

Date: March 19, 2003

I, William W. Moreton, certify that:

      1. I have reviewed this annual report on Form 10-K of Panera Bread Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

/s/ WILLIAM W. MORETON

William W. Moreton,
Chief Financial and Administrative Officer

Date: March 19, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement by and among Au Bon Pain Co., Inc., ABP Midwest Manufacturing Co., Inc. and Bunge Foods Corporation dated as of February 11, 1998; Amendment to Asset Purchase Agreement, dated as of March 23, 1998. Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
2.2.1	Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed August 21, 1998.
2.2.2	Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, APB Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed November 6, 1998.
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2	Bylaws of Registrant, as amended to date. Incorporated by reference to Registrant’s registration statement on Form 2-1 (File No. 33-40153), Exhibit 3.2.
4.1.1	Revolving Credit Agreement dated as of December 26, 2000 between Panera Bread Company and SunTrust Bank, as Lender. Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
10.1	Registrant’s 1992 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.2	Registrant’s Formula Stock Option Plan for Independent Directors, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.3	Registrant’s 1992 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.4	Registrant’s 2001 Employee, Director and Consultant Stock Option Plan. Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders.†
10.5	Operating Agreement for Cap City Bread, LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.
10.5.1	First Amendment to the Operating Agreement for Cap City Bread, LLC dated March 5, 2002. Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 20, 2002.
10.6.5	Employment Letter between the Registrant and William Moreton. Incorporated by reference to Exhibit 10.6.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999.†
10.6.6	Employment Letter between the Registrant and Michael Kupstas. Incorporated by reference to Exhibit 10.6.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999.†
10.6.10	Employment Letter between the Registrant and Kathy Kuhlenbeck. Incorporated by reference to Exhibit 10.6.10 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.†
10.6.11	Employment Letter between the Registrant and Diane Parsons-Salem, dated as of February 16, 2001. Incorporated by reference to Exhibit 10.6.11 to the Company’s Quarterly Report on Form 10-Q for the period ended April 21, 2001.†
10.6.12	Employment Letter between the Registrant and Thomas C. Kish, dated as of April 5, 2001. Incorporated by reference to Exhibit 10.6.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 14, 2001.†

Exhibit
Number	Description

10.6.13	Employment Letter between the Registrant and Michael Nolan, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.13 to the Company’s Quarterly Report on Form 10-Q for the period ended October 6, 2001.†
10.6.14	Employment Letter between the Registrant and Jon Jameson, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.14 to the Company’s Quarterly Report on Form 10-Q for the period ended October 6, 2001.†
10.6.15	Employment Letter between the Registrant and Mariel Clark, dated as of April 2, 2002. Incorporated by reference to Exhibit 10.6.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 20, 2002.
10.6.16	Employment Letter between the Registrant and Mark Hood, dated as of July 2, 2002. Incorporated by reference to Exhibit 10.6.16 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
10.6.17	Employment Letter between the Registrant and Mark Borland, dated as of August 2, 2002. Incorporated by reference to Exhibit 10.6.17 to the Company’s Quarterly Report on Form 10-Q for the period ended October 5, 2002.
10.6.18	Employment Letter between the Registrant and Paul Twohig, dated as of October 29, 2002.*
10.9	Bakery Product Supply Agreement by and between Bunge Foods Corporation and Saint Louis Bread Company, Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
10.10	Bakery Product Supply Agreement by and between Bunge Foods Corporation and Au Bon Pain Co., Inc. dated as of March 23, 1998. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.
10.12	Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated September 7, 2000. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
10.13	Bakery product supply agreement by and between Dawn Food Products, Inc., and Panera, LLC, dated November 1, 2002.*
21	Registrant’s Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers L.L.P.*
99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).