Form 10-K/A
period 2002-12-28
PANERA BREAD CO
filed 2003-03-28
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
EX-21 Registrant's Subsidiaries
EX-23.1 Consent of PricewaterhouseCoopers L.L.P.
EX-99.1 Chief Executive Officer Certification
EX-99.2 Chief Financial Officer Certification

NOTE:     This amendment to Form 10-K is being filed in order to:

1.	correct the operating profit for company bakery-cafe operations for 2002 in Note 16 to the consolidated financial statements, which should have been $43,628, and

2.	correct the operating profit for commissary operations for 2002 in Note 16 to the consolidated financial statements, which should have been $3,256.

Other than those amendments, all other information included in the initial filing is unchanged. To assist readers’ review, we have included the entire initial filing, incorporating the corrections noted above.

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

	Dec. 28,	Dec. 29,	Dec. 30,
	2002	2001	2000

Revenues
Company bakery-cafe operations	$212,645	$157,684	$125,486
Franchise operations	27,892	19,577	12,059
Commissary operations	60,807	36,489	24,696
Intercompany sales eliminations	(23,592)	(12,633)	(10,852)

Total revenues	$277,752	$201,117	$151,389

Operating Profit
Company bakery-cafe operations	$43,628	$31,590	$22,844
Franchise operations	24,280	16,883	9,818
Commissary operations	3,256	1,892	1,583
Unallocated general and administrative expenses	(21,374)	(16,897)	(14,140)
Pre-opening expenses	(1,051)	(912)	(414)
Non-recurring charges (Note 6)	—	—	(494)

Operating profit before depreciation and amortization expense	$48,739	$32,556	$19,197

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. 28,	Dec. 29,	Dec. 30,
	2002	2001	2000

Depreciation and Amortization Expenses
Company bakery-cafe operations	$9,243	$6,620	$5,318
Commissary operations	2,387	1,316	979
Corporate administration	2,335	2,903	2,115

Total depreciation and amortization expenses	$13,965	$10,839	$8,412

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

Ronald M. Shaich
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	March 27, 2003

/s/ GEORGE E. KANE George E. Kane	Director	March 27, 2003

/s/ ROBERT GIAIMO Robert Giaimo	Director	March 27, 2003

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	March 27, 2003

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	March 27, 2003

/s/ WILLIAM W. MORETON William W. Moreton	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary	March 27, 2003

/s/ MARK E. HOOD Mark E. Hood	Senior Vice President, Finance and Administration (Chief Accounting Officer)	March 27, 2003

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