Form 10-Q
period 2003-04-19
PANERA BREAD CO
filed 2003-06-02
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[For the transition period from to ]

Commission file number 0-19253

Panera Bread Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	04-2723701 (I.R.S. Employer of Identification No.)

6710 Clayton Road, Richmond Heights, MO (Address of principal executive offices)	63117 (Zip code)

(314) 633-7100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]    No [  ]

     As of May 27, 2003, 27,753,415 shares and 1,868,531 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share information)

	April 19, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$28,621	$29,924
Investment in government securities	4,067	4,102
Trade accounts receivable, less allowance of $33 in 2003 and 2002	7,432	7,462
Other accounts receivable	1,961	2,097
Inventories	5,999	5,191
Prepaid expenses	652	1,826
Deferred income taxes	7,280	8,488
Other	289	172

Total current assets	56,301	59,262
Property and equipment, net	106,157	99,313
Other assets:
Investments in government securities	5,038	5,047
Goodwill	23,082	18,970
Deposits and other	6,670	5,554
Deferred income taxes	—	294

Total other assets	34,790	29,865

Total assets	$197,248	$188,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,558	$5,987
Accrued expenses	22,600	24,935
Current portion of deferred revenue	934	1,403

Total current liabilities	28,092	32,325
Deferred income taxes	468	—
Other long-term liabilities	1,234	262

Total liabilities	29,794	32,587
Commitments and contingencies (Note E)
Minority interest	2,700	2,197
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 27,838,363 issued and 27,729,363 outstanding in 2003; and 27,446,448 issued and 27,337,448 outstanding in 2002	3	3
Class B, 10,000,000 shares authorized; 1,870,656 issued and outstanding in 2003 and 1,977,363 in 2002	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	113,914	110,120
Retained earnings	51,737	44,433

Total stockholders’ equity	164,754	153,656

Total liabilities and stockholders’ equity	$197,248	$188,440

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Revenues:
Bakery-cafe sales	$73,320	$59,477
Franchise royalties and fees	9,947	7,304
Fresh dough sales to franchisees	15,364	10,224

Total revenue	98,631	77,005

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	20,898	17,814
Labor	22,210	17,756
Occupancy	5,081	4,335
Other operating expenses	10,271	7,851

Total bakery-cafe expenses	58,460	47,756
Fresh dough cost of sales to franchisees	13,900	9,444
Depreciation and amortization	5,303	3,788
General and administrative expenses	8,563	7,286
Pre-opening expenses	301	264

Total costs and expenses	86,527	68,538

Operating profit	12,104	8,467
Interest expense	18	8
Other expense, net	168	201
Minority interest	39	30

Income before income taxes and cumulative effect of accounting change	11,879	8,228
Income taxes	4,336	3,003

Income before cumulative effect of accounting change	$7,543	$5,225
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	(239)	—

Net income	$7,304	$5,225

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$.26	$.18
Cumulative effect of accounting change	(.01)	—

Net income	$.25	$.18

Diluted earnings per common share:
Before cumulative effect of accounting change	$.25	$.17
Cumulative effect of accounting change	(.01)	—

Net income	$.24	$.17

Weighted average shares of common and common equivalent shares outstanding
Basic	29,460	28,648

Diluted	30,220	29,934

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Cash flows from operations:
Net income	$7,304	$5,225
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	239	—
Depreciation and amortization	5,303	3,788
Tax benefit from exercise of stock options	2,232	1,783
Deferred income taxes	2,107	1,311
Other	111	75
Changes in operating assets and liabilities:
Trade and other accounts receivable	166	(280)
Inventories	(682)	(762)
Prepaid expenses	1,174	1,024
Accounts payable	(1,429)	(19)
Accrued expenses	(179)	(2,378)
Deferred revenue	(359)	(25)
Other	(117)	(99)

Net cash provided by operating activities	15,870	9,643

Cash flows from investing activities:
Additions to property and equipment	(11,300)	(7,733)
Acquisitions	(6,779)	(3,267)
Increase in deposits and other	(1,119)	(2,007)

Net cash used in investing activities	(19,198)	(13,007)

Cash flows from financing activities:
Exercise of employee stock options	1,387	762
Proceeds from note receivable	—	248
Proceeds from issuance of common stock	175	406
Investments by minority interest owners	463	407

Net cash provided by financing activities	2,025	1,823

Net decrease in cash and cash equivalents	(1,303)	(1,541)
Cash and cash equivalents at beginning of period	29,924	18,052

Cash and cash equivalents at end of period	$28,621	$16,511

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K/A for the fiscal year ended December 28, 2002.

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 23 bakery-cafes, and Asiago Bread, LLC, which has a majority interest in 8 LLC’s operating 9 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

     In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date for awards since 1995, the Company’s net income for the sixteen weeks ended April 19, 2003 and April 20, 2002 would have been as follows (in thousands, except per share amounts):

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Net income, as reported	$7,304	$5,225
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(637)	(544)

Pro forma net income	$6,667	$4,681

Net income per share:
Basic, as reported	$.25	$.18
Basic, pro forma	$.23	$.16
Diluted, as reported	$.24	$.17
Diluted, pro forma	$.22	$.16
Weighted average shares used in compensation:
Basic	29,460	28,648
Diluted	30,220	29,934

               The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for the full fiscal year or for future periods. SFAS 123 does not apply to awards made prior to 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C-ADOPTION OF SFAS 143

     Effective December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities.

     Beginning December 29, 2002, the Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the provisions of SFAS 143. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated costs to close bakery-cafes or changes in estimated lease term.

     Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million). The liability is included in other long-term liabilities in the Consolidated Balance Sheets. The effects on earnings from continuing operations before cumulative effect of accounting change for the quarters ended April 19, 2003 and April 20, 2002, assuming the adoption of SFAS 143 as of December 30, 2001, were not material to net earnings or earnings per share. The pro forma liability at December 30, 2001 and April 20, 2002 would have been approximately $0.6 and $0.7 million, respectively.

NOTE D-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	April 19, 2003	December 28, 2002

Compensation and employment related taxes	$7,123	$6,875
Capital expenditures	2,263	4,421
Rent	2,114	2,206
Advertising	2,020	2,037
Unredeemed gift certificates	895	1,857
Insurance	1,975	1,412
Taxes, other than income tax	1,522	1,393
Other	4,688	4,734

	$22,600	$24,935

NOTE E-COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 79 locations of the former Au Bon Pain Division, and its franchisees. The leases have terms expiring on various dates from June 30, 2003 to February 1, 2014, and the guarantee has a maximum potential amount of future payments of approximately $46.9 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Currently, the Company has not recorded a liability for these leases or guarantees and has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. Had the Company been required to repurchase the bakery-cafes in operation at April 19, 2003 at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.5 million would have been required.

     The Company uses a joint venture minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. As of April 19, 2003, there were 4 minority interest owners and 9 joint venture bakery-cafes. After 5 years from a bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. Had the Company been required to repurchase the bakery-cafes in operation at April 19, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.2 million would have been required.

NOTE F-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data) as adjusted for the stock dividend of one share of common stock for each share of common stock outstanding in June 2002:

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$7,543	$5,225
Cumulative effect of accounting change, net of tax	$(239)	$—

Net income	$7,304	$5,225

Weighted average number of shares outstanding - basic	29,460	28,648
Effect of dilutive securities:
Employee stock options	760	1,286

Weighted average number of shares outstanding - diluted	30,220	29,934
Basic earnings per common share:
Before cumulative effect of accounting change	$.26	$.18
Cumulative effect of accounting change	$(.01)	$—

Net income	$.25	$.18

Diluted earnings per common share:
Before cumulative effect of accounting change	$.25	$.17
Cumulative effect of accounting change	$(.01)	$—

Net income	$.24	$.17

     For the sixteen weeks ended April 19, 2003, options for 0.3 million shares were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value, and inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company, which includes the joint venture bakery-cafes. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales. All of the fresh dough products used by company-owned bakery-cafe operations are purchased from the Fresh Dough Operations segment.

     The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread or Saint Louis Bread Company names and also the costs to monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Saint Louis Bread Company names.

The Fresh Dough Operations segment supplies fresh dough items and other proprietary frozen dough items to both company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

	(in thousands)
Revenues:
Company bakery-cafe operations	$73,320	$59,477
Franchise operations	9,947	7,304
Fresh dough operations	24,416	15,021
Intercompany sales eliminations	(9,052)	(4,797)

Total revenues	$98,631	$77,005

Operating profit:
Company bakery-cafe operations	$14,860	$11,721
Franchise operations	8,691	6,236
Fresh dough operations	1,464	779
Unallocated general and administrative expenses	(7,307)	(6,217)
Pre-opening expenses	(301)	(264)

Operating profit before depreciation and amortization expense	$17,407	$12,255

Depreciation and amortization expense:
Company bakery-cafe operations	$3,573	$2,517
Fresh dough operations	940	593
Corporate administration	790	678

Total depreciation and amortization expense	$5,303	$3,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H-ACQUISITIONS

     On January 9, 2003, the Company purchased from a franchisee substantially all of the assets of four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky markets for a purchase price of $5.5 million. Of the purchase price, $5.0 million was paid in cash at the acquisition date and $0.5 million will be paid six months from the acquisition date, with interest paid monthly, subject to final closing adjustments. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the four operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $1.7 million to fixed assets, $0.1 million to inventories, and $3.7 million to goodwill.

     On February 1, 2003, the Company purchased from a franchisee substantially all of the assets of one operating bakery-cafe, the furniture, fixtures, and equipment of two closed locations, and the area development rights for the Dallas market for a cash purchase price of $1.3 million with a commitment to purchase the furniture, fixtures, and equipment of an additional bakery-cafe when it is closed for approximately $0.2 million. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the one operating bakery-cafe from the date of acquisition. The pro forma impact of the acquisition is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $0.9 million to fixed assets and $0.4 million to goodwill.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. The Company intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the applicability of this Statement on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Panera Bread Company (including its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., its 75% interest in its subsidiary Pain Francais, Inc., and its indirect subsidiaries) may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “ours” in the following discussion. The term “company-owned bakery-cafes” refers to company-operated and joint venture operated bakery-cafes in the following discussion.

     The Company’s revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to company-owned bakery-cafe sales. The cost of fresh dough sales relates to the sale of fresh dough products to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

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

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Revenues:
Bakery-cafe sales	74.3%	77.2%
Franchise royalties and fees	10.1	9.5
Fresh dough sales to franchisees	15.6	13.3

Total revenue	100.0%	100.0%

Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.5%	30.0%
Labor	30.3	29.9
Occupancy	6.9	7.3
Other operating expenses	14.0	13.2

Total bakery-cafe expenses	79.7	80.3

Fresh dough cost of sales to franchisees (2)	90.5	92.4
Depreciation and amortization	5.4	4.9
General and administrative expenses	8.7	9.5
Pre-opening expenses	0.3	0.3

Operating profit	12.3	11.0
Interest expense	—	—
Other expense, net	0.2	0.3
Minority interest	—	—

Income before income taxes and cumulative effect of accounting change	12.0	10.7
Income taxes	4.4	3.9

Income before cumulative effect of accounting change	7.6	6.8
Cumulative effect to December 28, 2002 of accounting change, net of tax	(0.2)	—

Net income	7.4%	6.8%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     Increases in comparable bakery-cafe sales for the sixteen weeks ended April 19, 2003 were as follows:

	Sixteen weeks ended	Sixteen weeks ended
	April 19, 2003	April 20, 2002

Company-owned	0.4%	5.3%
Franchised	0.1%	5.6%
System-wide	0.2%	5.5%

     Comparable bakery-cafe sales exclude the one specialty bakery-cafe and closed locations, and are based on sales for bakery-cafes that have been in operation for at least 18 four week periods in the reporting period.

     The decrease in comparable sales from the sixteen weeks ended April 20, 2002 to the sixteen weeks ended April 19, 2003 was due primarily to the more difficult winter weather and the impact of ROI based real estate decisions relating to new stores that negatively impacted existing store performance in 2003 compared to 2002, partially offset by the shift in Easter that adversely affects hours of operation, which was in the first quarter of 2002, but will fall in the subsequent reporting period in 2003.

     Included above are franchised and system-wide comparable bakery-cafe sales. Management believes this information is useful in assessing consumer acceptance of the Company’s bakery-cafe concept and in understanding the Company’s revenues as royalties from franchisees are based on their revenues. The Company reported its comparable Company-owned bakery-cafe sales above as well.

     The following table sets forth certain information and other data relating to company-owned and franchise operated bakery-cafes:

	For the sixteen weeks ended

	April 19, 2003	April 20, 2002

Number of bakery-cafes:
Company-owned (includes joint ventures):
Beginning of period	132	110
Acquired from franchisee (1)	5	3
New bakery-cafes opened	6	7
Bakery-cafes closed	(3)	(3)

End of period	140	117

Franchise operated:
Beginning of period	346	259
New bakery-cafes opened	24	17
Sold to company (1)	(5)	(3)
Bakery-cafes closed	—	—

End of period	365	273

System-wide:
Beginning of period	478	369
New bakery-cafes opened	30	24
Bakery-cafes closed	(3)	(3)

End of period	505	390

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

     During the sixteen weeks ended April 19, 2003, two Panera Bread franchise area development agreements (ADA) were signed, representing commitments to develop 16 additional bakery-cafes. This brings the total backlog of active additional franchise commitments in place to 477 bakery-cafes as of April 19, 2003. We expect these bakery-cafes to open over the next ten years according to the timetable established in the ADA, with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop company-owned locations or develop locations through new area developers in that market.

Revenues

     Total revenues for the sixteen weeks ended April 19, 2003 increased 28.1% to $98.6 million compared to $77.0 million for the sixteen weeks ended April 20, 2002. The increase in revenues is primarily due to the opening of 121 new bakery-cafes since the end of the first quarter of 2002 and an increase in average system-wide weekly sales (excluding the one specialty bakery-cafe and closed locations) of 1.6% to $34,825 during the first quarter of 2003 compared to $34,264 during the first quarter of 2002.

     Bakery-cafe sales for the sixteen weeks ended April 19, 2003 increased 23.2% to $73.3 million from $59.5 million for the sixteen weeks ended April 20, 2002. The increase in bakery-cafe revenue is primarily due to the opening of 22 new Company-owned bakery-cafes since April 20, 2002 and an increase in average Company-owned weekly sales (excluding closed locations) of 2.5% to $33,728 during the first quarter of 2003 compared to $32,905 during the first quarter of 2002. The number of operating weeks for Company-owned bakery-cafes during the sixteen weeks ended April 19, 2003 and April 20, 2002 was 2,172 and 1,801, respectively

     Franchise royalties and fees rose 36.2% for the sixteen weeks ended April 19, 2003 to $9.9 million from $7.3 million for the sixteen weeks ended April 20, 2002. The components of franchise royalties and fees are as follows (in thousands):

	Sixteen	Sixteen
	weeks ended	weeks ended
	April 19, 2003	April 20, 2002

Franchise royalties	$9,152	$6,679
Franchise fees	795	625

Total	$9,947	$7,304

     The increase in royalty revenue can be attributed primarily to the addition of 99 franchised bakery-cafes opened since April 20, 2002 and an increase in the average weekly sales per franchise operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) of 1.2% to $35,246 for the sixteen weeks ended April 19, 2003 compared to $34,843 for the sixteen weeks ended April 20, 2002. The number of operating weeks for franchised bakery-cafes during the sixteen weeks ended April 19, 2003 and April 20, 2002 was 5,650 and 4,232, respectively.

     Fresh dough sales to franchisees increased 51.0% to $15.4 million for the sixteen weeks ended April 19, 2003 from $10.2 million for the sixteen weeks ended April 20, 2002. The increase was primarily driven by the increased number of franchised units opened and the higher average weekly sales per franchise-operated bakery-cafe described previously.

     Included above are franchised and system-wide average weekly sales. Management believes this information is useful in assessing consumer acceptance of the Company’s bakery-cafe concept and in understanding the Company’s revenues as royalties from franchisees are based on their revenues. The Company reported the average Company-owned weekly sales above as well.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 28.5% of bakery-cafe sales for the sixteen weeks ended April 19, 2003, compared to 30.0% of bakery-cafe sales for the sixteen weeks ended April 20, 2002. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as it opens more bakery-cafes. During the first quarter of fiscal 2003, the Company opened a new fresh dough facility in New Jersey to improve distribution efficiencies. Including this new fresh dough facility, there was an average of 31.4 bakery-cafes per fresh dough facility for the sixteen weeks ended April 19, 2003 compared to an average of 27.5 for the sixteen weeks ended April 20, 2002. These efficiencies were partially offset by increased ingredient costs (higher flour costs partially offset by lower butter costs) in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

     Labor expense was $22.2 million or 30.3% of bakery-cafe sales for the sixteen weeks ended April 19, 2003 compared to $17.8 million or 29.9% for the sixteen weeks ended April 20, 2002. Labor expense as a percentage of bakery-cafe sales increased between the sixteen weeks ended April 19, 2003 and the sixteen weeks ended April 20, 2002 as a result of increased average manager and crew staffing levels associated with our commitment to having fully staffed bakery-cafes. This also increased training costs associated with our centralized training programs.

     Occupancy costs were $5.1 million or 6.9% of bakery-cafe sales for the sixteen weeks ended April 19, 2003 compared to $4.3 million or 7.3% of bakery-cafe sales for the sixteen weeks ended April 20, 2002. The occupancy cost as a percentage of bakery-cafe sales declined for the sixteen weeks ended April 19, 2003 due to the leveraging of these costs over higher sales volumes.

     Other bakery-cafe operating expenses were $10.3 million or 14.0% of bakery-cafe sales for the sixteen weeks ended April 19, 2003 compared to $7.9 million or 13.2% of bakery-cafe sales for the sixteen weeks ended April 20, 2002. The increase in other bakery-cafe operating expenses as a percentage of total revenue for the sixteen weeks ended April 19,2003 is primarily due to increased advertising and utility costs.

     For the sixteen weeks ended April 19, 2003, fresh dough cost of sales to franchisees was $13.9 million or 90.5% of fresh dough sales to franchisees compared to $9.4 million or 92.4% of fresh dough sales to franchisees for the sixteen weeks ended April 20, 2002. The decrease in the fresh dough cost of sales rate for the first quarter of 2003 was primarily due to favorable ingredient costs and an accelerated transition of our sweet goods supply agreement. In November of 2002, the Company reached agreement with Dawn Food Products, Inc. to provide sweet goods for the period 2003 to 2007. The agreement with Dawn is structured as a cost plus agreement with cost as defined in the agreement plus 24%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Dawn and the transfer price charged by the Company to company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and fresh dough cost of sales to franchisees on the Company’s Consolidated Statements of Operations based on the number of company-owned or franchise-operated bakery-cafes to the total system. The contract with Dawn defines cost differently than under our prior supply agreement with Bunge Foods Corporation (“Bunge”). As a result, the Company expects to achieve savings that approximates a 10% increase in the cost differential.

     Depreciation and amortization was $5.3 million or 5.4% of total revenue for the sixteen weeks ended April 19, 2003 compared to $3.8 million or 4.9% of total revenue for the sixteen weeks ended April 20, 2002. The increase in depreciation and amortization as a percentage of total revenue for the sixteen weeks ended April 19, 2003 compared to the sixteen weeks ended April 20, 2002 is primarily due to the acceleration of depreciation on three stores closed during the first quarter of fiscal 2003.

     General and administrative expenses were $8.6 million, or 8.7% of total revenue, and $7.3 million, or 9.5% of total revenue, for the sixteen weeks ended April 19, 2003 and April 20, 2002, respectively. The decrease in the general and administrative expense rate between 2003 and 2002 primarily resulted from higher revenues, which help leverage general and administrative expenses.

     Pre-opening expenses, which consist primarily of labor costs and food costs, of $0.3 million or 0.3% of revenues for the sixteen weeks ended April 19, 2003, were consistent with the $0.3 million or 0.3% of sales for the sixteen weeks ended April 20, 2002.

Operating Profit

     Operating profit for the sixteen weeks ended April 19, 2003 increased to $12.1 million or 12.3% of total revenue from $8.5 million or 11.0% of total revenue for the sixteen weeks ended April 20, 2002. Operating profit for the sixteen weeks ended April 19, 2003 rose as a result of the factors described above.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our joint venture partners. The Company believes that providing a joint venture partner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated joint venture partners, which will result in a better customer experience. The Company expects to use the joint venture structure where appropriate as an alternative to company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

Income Taxes

     The provision for income taxes increased to $4.3 million for the sixteen weeks ended April 19, 2003 compared to $3.0 million for the sixteen weeks ended April 20, 2002. The tax provision for the sixteen weeks ended April 19, 2003 and April 20, 2002 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Net Income Before Cumulative Effect of Accounting Change

     Net income before cumulative effect of accounting change for the sixteen weeks ended April 19, 2003 increased $2.3 million or 44.2% to $7.5 million or $0.25 per diluted share compared to net income of $5.2 million or $0.17 per diluted share for the sixteen weeks ended April 20, 2002. The increase in net income before cumulative effect of accounting change in 2003 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees as well as the leveraging of commissaries, occupancy costs, and general and administrative expenses.

Cumulative Effect of Accounting Change

     Effective December 29, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share. For further information, see “Note C — Adoption of SFAS 143” in the notes to consolidated financial statements above.

Net Income

     Net income for the sixteen weeks ended April 19, 2003 increased $2.1 million to $7.3 million or $0.24 per diluted share compared to net income of $5.2 million or $0.17 per diluted share for the sixteen weeks ended April 20, 2002. The increase in net income for the sixteen weeks ended April 19, 2003 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $28.6 million at April 19, 2003, compared to $29.9 million at December 28, 2002. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining commissaries and for enhancements of information systems. For the sixteen weeks ended April 19, 2003, the Company met its requirements for capital with cash from operating activities.

     Funds provided by operating activities for the sixteen weeks ended April 19, 2003 were $15.9 million compared to $9.6 million for the sixteen weeks ended April 20, 2002. Funds provided by operating activities increased primarily as a result of increases in net income and depreciation.

     In August 2002, the Company invested $9.1 million in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates. As of April 19, 2003, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at April 19, 2003.

     Total capital expenditures for the sixteen weeks ended April 19, 2003 were $18.1 million, of which approximately $6.8 million related to the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets and the remainder related primarily to the opening of six company-owned bakery-cafes, the opening of one fresh dough facility, and the maintaining or remodeling of existing bakery-cafes and commissaries. Capital expenditures were funded primarily by cash generated from operating activities.

     In December 2000, the Company entered into a three-year revolving credit agreement that allows borrowings up to $10.0 million at LIBOR plus 1.0% (approximately 2.3% at April 19, 2003). As of April 19, 2003, the Company had $9.5 million available under the line of credit with $0.5 million used for standby letters of credit to collateralize premium and claim obligations for the workers’ compensation, general liability and auto liability insurance programs. The Company was in compliance with all covenants associated with its borrowings as of April 19, 2003.

     Financing activities provided $2.0 million for the sixteen weeks ended April 19, 2003, which included $1.4 million from the exercise of stock options, $0.2 million from the issuance of common stock under employee benefit plans, and $0.5 million resulting from capital investments by our joint venture partners. The financing activities for the sixteen weeks ended April 20, 2002 provided $1.8 million, which included $0.8 million from the exercise of stock options, $0.4 million from the issuance of common stock under employee benefit plans, $0.2 million in proceeds on payment of a note receivable from a joint venture partner, and $0.4 million resulting from capital investments by our joint venture partners.

     The Company had working capital of $28.2 million at April 19, 2003 and $26.9 million at December 28, 2002. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

     The Company anticipates total capital expenditures for fiscal year 2003 of approximately $50 to $55 million principally for the opening of approximately 28 new company-owned bakery-cafes, the acquisition from franchisees of five bakery-cafes in the Louisville/Lexington, Kentucky and Dallas, Texas markets, the construction of three commissaries, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing commissaries. The Company expects that future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.8 million, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolving line of credit.

     Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and commissaries and remodeling expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented where necessary, by borrowings on our revolving line of credit and the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

Forward Looking Statements

     Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions, express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K/A for the year ended December 28, 2002.

Critical Accounting Policies & Estimates

     There were no material changes in the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies & Estimates” section of Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

Other Commitments

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 79 locations of the former Au Bon Pain Division, and its franchisees. The leases have terms expiring on various dates from June 30, 2003 to February 1, 2014, and the guarantee has a maximum potential amount of future payments of approximately $46.9 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Currently, the Company has not recorded a liability for these leases or guarantees and has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. Had the Company been required to repurchase the bakery-

cafes in operation at April 19, 2003 at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.5 million would have been required.

     The Company uses a joint venture minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. As of April 19, 2003, there were 4 minority interest owners and 9 joint venture bakery-cafes. After 5 years from a bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. Had the Company been required to repurchase the bakery-cafes in operation at April 19, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.2 million would have been required.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. The Company intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the applicability of this Statement on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934) as of May 15, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

     Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Form of Panera, L.L.C. Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice-Presidents

10.2	Form of Operating Agreement for joint venture minority interest owners

10.3	Form of Employment Agreement for Joint Venture District Manager

10.4	Form of Employment Agreement for Joint Venture General Manager

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Senior Vice President, Finance and Administration, and Acting Chief Financial Officer

(b)	Reports on Form 8-K (all of the following reports were “furnished” under Item 9 of Form 8-K)

Form 8-K filed on January 8, 2003, with respect to the repurchase of the Dallas market from a franchisee.

Form 8-K filed on January 13, 2003, announcing the hiring of Paul Twohig as Chief Operating Officer.

Form 8-K filed on January 16, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on January 29, 2003, announcing an executive change.

Form 8-K filed on February 13, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on February 25, 2003, announcing fourth quarter and full year 2002 earnings.

Form 8-K filed on February 27, 2003, announcing the webcast of the presentation at the Raymond James & Associates 24th Annual Institutional Investors Conference.

Form 8-K filed on March 13, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on March 28, 2003, announcing the webcast of our presentation at the Banc of America 4th Annual Consumer Conference.

Form 8-K filed on April 10, 2003, with respect to comparable store sales and average weekly sales.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)

Dated: May 29, 2003	By:	/s/ Ronald M. Shaich

Ronald M. Shaich Chairman and Chief Executive Officer

Dated: May 29, 2003	By:	/s/ Mark E. Hood

Mark E. Hood Senior Vice President, Finance and Administration (Chief Accounting Officer), and Acting Chief Financial Officer

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

Dated: May 29, 2003

/s/ RONALD M. SHAICH

Ronald M. Shaich Chairman and Chief Executive Officer

I, Mark E. Hood, certify that:

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

Dated: May 29, 2003

/s/ Mark E. Hood

Mark E. Hood Senior Vice President, Finance and Administration, and Acting Chief Financial Officer