Form 10-Q
period 2003-07-12
PANERA BREAD CO
filed 2003-08-25
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 12, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [For the transition period from to ]

Commission file number 0-19253

Panera Bread Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	04-2723701 (I.R.S. Employer of Identification No.)

6710 Clayton Road, Richmond Heights, MO (Address of principal executive offices)	63117 (Zip code)

(314) 633-7100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

     As of August 18, 2003, 28,008,727 shares and 1,862,381 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share information)

	July 12, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$39,519	$29,924
Investments in government securities	4,040	4,102
Trade accounts receivable, less allowance of $59 in 2003 and $33 in 2002	7,749	7,462
Other accounts receivable	1,173	2,097
Inventories	6,329	5,191
Prepaid expenses	2,035	1,826
Deferred income taxes	7,291	8,488
Other	33	172

Total current assets	68,169	59,262
Property and equipment, net	111,098	99,313
Other assets:
Investments in government securities	5,032	5,047
Goodwill	23,091	18,970
Deposits and other	6,138	5,554
Deferred income taxes	—	294

Total other assets	34,261	29,865

Total assets	$213,528	$188,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,399	$5,987
Accrued expenses	26,043	24,935
Current portion of deferred revenue	1,205	1,403

Total current liabilities	33,647	32,325
Deferred income taxes	861	—
Other long-term liabilities	1,378	262

Total liabilities	35,886	32,587
Minority interest	3,086	2,197
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,090,077 issued and 27,977,129 outstanding in 2003; and 27,446,448 issued and 27,337,448 outstanding in 2002	3	3
Class B, 10,000,000 shares authorized; 1,868,531 issued and outstanding in 2003 and 1,977,363 in 2002	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	118,024	110,120
Retained earnings	57,429	44,433

Total stockholders’ equity	174,556	153,656

Total liabilities and stockholders’ equity	$213,528	$188,440

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Revenues:
Bakery-cafe sales	$58,951	$48,192	$132,271	$107,669
Franchise royalties and fees	7,886	6,096	17,832	13,400
Fresh dough sales to franchisees	11,713	7,986	27,078	18,210

Total revenues	78,550	62,274	177,181	139,279
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	16,650	15,220	37,547	33,034
Labor	18,297	14,427	40,507	32,183
Occupancy	4,033	3,414	9,114	7,750
Other operating expenses	8,357	6,733	18,629	14,584

Total bakery-cafe expenses	47,337	39,794	105,797	87,551
Fresh dough cost of sales to franchisees	10,167	7,329	24,066	16,774
Depreciation and amortization	4,318	3,139	9,621	6,927
General and administrative expenses	7,291	5,609	15,855	12,893
Pre-opening expenses	227	268	528	532

Total costs and expenses	69,340	59,139	155,867	124,677

Operating profit	9,210	6,135	21,314	14,602
Interest expense	10	6	29	14
Other expense, net	156	(10)	323	191
Minority interest	82	40	121	70

Income before income taxes and cumulative effect of accounting change	8,962	6,099	20,841	14,327
Income taxes	3,271	2,226	7,607	5,229

Income before cumulative effect of accounting change	5,691	3,873	13,234	9,098
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	—	(239)	—

Net income	$5,691	$3,873	$12,995	$9,098

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$.19	$.13	$.45	$.32
Cumulative effect of accounting change	—	—	(.01)	—

Net income	$.19	$.13	$.44	$.32

Diluted earnings per common share:
Before cumulative effect of accounting change	$.19	$.13	$.44	$.30
Cumulative effect of accounting change	—	—	(.01)	—

Net income	$.19	$.13	$.43	$.30

Weighted average shares of common and common equivalent shares outstanding
Basic	29,711	28,845	29,567	28,733

Diluted	30,495	30,025	30,267	29,874

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002

Cash flows from operations:
Net income	$12,995	$9,098
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	239	—
Depreciation and amortization	9,621	6,927
Tax benefit from exercise of stock options	4,866	4,030
Deferred income taxes	2,489	1,306
Minority Interest	121	70
Other	77	48
Changes in operating assets and liabilities:
Trade and other accounts receivable	664	(1,275)
Inventories	(1,012)	(1,083)
Prepaid expenses	(209)	235
Accounts payable	412	(609)
Accrued expenses	2,834	(689)
Deferred revenue	(236)	164
Other	310	(215)

Net cash provided by operating activities	33,171	18,007

Cash flows from investing activities:
Additions to property and equipment	(20,014)	(14,441)
Acquisitions	(6,779)	(3,267)
Increase in deposits and other	(588)	(160)

Net cash used in investing activities	(27,381)	(17,868)

Cash flows from financing activities:
Exercise of employee stock options	2,651	1,907
Proceeds from note receivable	—	248
Proceeds from issuance of common stock	387	566
Investments by minority interest owners	767	686

Net cash provided by financing activities	3,805	3,407

Net increase in cash and cash equivalents	9,595	3,546
Cash and cash equivalents at beginning of period	29,924	18,052

Cash and cash equivalents at end of period	$39,519	$21,598

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

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC (formerly Panera, Inc.) and Pumpernickel Inc., its 75% interest in its subsidiary Pain Francais, Inc. (currently in the process of voluntary dissolution with the State of New York), and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 25 bakery-cafes, and Asiago Bread, LLC, which has a majority interest in 8 LLC’s operating 10 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Net income, as reported	$5,691	$3,873	$12,995	$9,098
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(580)	(465)	(1,217)	(993)

Pro forma net income	$5,111	$3,408	$11,778	$8,105

Net income per share:
Basic, as reported	$.19	$.13	$.44	$.32
Basic, pro forma	$.17	$.12	$.40	$.28
Diluted, as reported	$.19	$.13	$.43	$.30
Diluted, pro forma	$.17	$.11	$.39	$.27
Weighted average shares used in compensation:
Basic	29,711	28,845	29,567	28,733
Diluted	30,495	30,025	30,267	29,874

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

     Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million). The liability is included in other long-term liabilities in the Consolidated Balance Sheets. The effects on earnings from continuing operations before cumulative effect of accounting change for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002, assuming adoption of SFAS 143 as of December 30, 2001, were not material to net income or related per share amounts.

NOTE D-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	July 12, 2003	December 28, 2002

Compensation and employment related taxes	$8,870	$6,875
Capital expenditures	2,695	4,421
Rent	2,223	2,206
Advertising	1,764	2,037
Unredeemed gift certificates	936	1,857
Insurance	2,747	1,412
Taxes, other than income tax	2,122	1,393
Other	4,686	4,734

	$26,043	$24,935

NOTE E-COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 86 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from August 31, 2003 to February 1, 2014, and the guarantee has a potential amount of future rental payments of approximately $43.3 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Currently, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 25 bakery-cafes in operation at July 12, 2003 at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.8 million would have been required.

     The Company uses a joint venture minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. After 5 years from a joint venture bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 10 joint venture bakery-cafes in operation at July 12, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.5 million would have been required.

NOTE F-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$5,691	$3,873	$13,234	$9,098
Cumulative effect of accounting change, net of tax	—	—	(239)	—

Net income	$5,691	$3,873	$12,995	$9,098

Weighted average number of shares outstanding — basic	29,711	28,845	29,567	28,733
Effect of dilutive securities:
Employee stock options	784	1,180	700	1,141

Weighted average number of shares outstanding — diluted	30,495	30,025	30,267	29,874

Basic earnings per common share:
Before cumulative effect of accounting change	$.19	$.13	$.45	$.32
Cumulative effect of accounting change	—	—	(.01)	—

Net income	$.19	$.13	$.44	$.32

Diluted earnings per common share:
Before cumulative effect of accounting change	$.19	$.13	$.44	$.30
Cumulative effect of accounting change	—	—	(.01)	—

Net income	$.19	$.13	$.43	$.30

     For the twelve weeks ended July 12, 2003, options for 0.04 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. There were no antidilutive shares for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003 and July 13, 2002, options for 0.5 million shares and 0.1 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

NOTE G-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company, which includes the joint venture bakery-cafes. The Company-owned bakery-cafes conduct business under the Panera Bread or Saint Louis Bread Company names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales.

     The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread Company name and also of the costs to monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Saint Louis Bread Company names.

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

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

		(in thousands)
Revenues:
Company bakery-cafe operations	$58,951	$48,192	$132,271	$107,669
Franchise operations	7,886	6,096	17,832	13,400
Fresh dough operations	18,985	13,655	43,401	28,676
Intercompany sales eliminations	(7,272)	(5,669)	(16,323)	(10,466)

Total revenues	$78,550	$62,274	$177,181	$139,279

Segment operating profit before depreciation and amortization expense:
Company bakery-cafe operations	$11,614	$8,397	$26,474	$20,118
Franchise operations	6,865	5,273	15,556	11,509
Fresh dough operations	1,547	657	3,011	1,436

Segment operating profit before depreciation and amortization expense	$20,026	$14,327	$45,041	$33,063

Depreciation and amortization expense:
Company bakery-cafe operations	$2,855	$2,057	$6,428	$4,574
Fresh dough operations	843	547	1,783	1,140
Corporate administration	620	535	1,410	1,213

Total depreciation and amortization expense	$4,318	$3,139	$9,621	$6,927

Segment operating profit:
Company bakery-cafe operations	$8,759	$6,340	$20,046	$15,544
Franchise operations	6,865	5,273	15,556	11,509
Fresh dough operations	704	110	1,228	296

Total segment operating profit	$16,328	$11,723	$36,830	$27,349

Total segment operating profit	$16,328	$11,723	$36,830	$27,349
Corporate administration depreciation and amortization expense	(620)	(535)	(1,410)	(1,213)
Unallocated general and administrative expenses	(6,271)	(4,785)	(13,578)	(11,002)
Pre-opening expenses	(227)	(268)	(528)	(532)

Operating profit	$9,210	$6,135	$21,314	$14,602

NOTE H-ACQUISITIONS

     On January 9, 2003, the Company purchased from a franchisee substantially all of the assets of four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky markets for a purchase price of $5.5 million. Of the purchase price, $5.0 million was paid in cash at the acquisition date and $0.5 million was paid, with interest, in cash six months from the acquisition date. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the four operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $1.7 million to fixed assets, $0.1 million to inventories, and $3.7 million to goodwill.

     On February 1, 2003, the Company purchased from a franchisee substantially all of the assets of one operating bakery-cafe, the furniture, fixtures, and equipment of two closed locations, and the area development rights for the Dallas market for a cash purchase price of $1.3 million with a commitment to purchase the furniture, fixtures, and equipment of an additional bakery-cafe when it is closed for approximately $0.2 million. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the one operating bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $0.9 million to fixed assets and $0.4 million to goodwill.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. The Company was not a party to any VIE’s created after January 31, 2003 and intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into or modify any financial instruments within the scope of SFAS 150 after May 31, 2003 and intends to adopt SFAS 150 when required in fiscal 2003. The Company does not expect adoption of SFAS 150 to have a significant impact on the Company’s financial statements.

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

     The Company has included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” information on franchised and system-wide comparable bakery-cafe sales increases and franchise and system-wide average weekly sales. Management believes inclusion of system-wide sales information, particularly average weekly sales, is useful in assessing consumer acceptance of the Company’s bakery-cafe concept as it measures the impact of both comparable sales and new stores. Franchised sales information also provides an understanding of the Company’s revenues as royalties from franchisees are based on their sales.

     The Company’s revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to company-owned bakery-cafe sales. The cost of fresh dough sales relates to the sale of fresh dough products and sweet goods to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Revenues:
Bakery-cafe sales	75.0%	77.4%	74.7%	77.3%
Franchise royalties and fees	10.1	9.8	10.1	9.6
Fresh dough sales to franchisees	14.9	12.8	15.3	13.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.2%	31.6%	28.4%	30.7%
Labor	31.0	29.9	30.6	29.9
Occupancy	6.8	7.1	6.9	7.2
Other operating expenses	14.2	14.0	14.1	13.5

Total bakery-cafe expenses	80.3	82.6	80.0	81.3

Fresh dough cost of sales to franchisees (2)	86.8	91.8	88.9	92.1
Depreciation and amortization	5.5	5.0	5.4	5.0
General and administrative expenses	9.3	9.0	8.9	9.3
Pre-opening expenses	0.3	0.4	0.3	0.4

Operating profit	11.7	9.9	12.0	10.5
Interest expense	—	—	—	—
Other expense, net	0.2	—	0.2	0.1
Minority interest	0.1	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	11.4	9.8	11.8	10.3
Income taxes	4.2	3.6	4.3	3.8

Income before cumulative effect of accounting change	7.2	6.2	7.5	6.5
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	—	(0.1)	—

Net income	7.2%	6.2%	7.3%	6.5%

(1)	As a percentage of Company bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Number of bakery-cafes:
Company-owned (includes joint ventures):
Beginning of period	140	117	132	110
New bakery-cafes opened	4	6	10	13
Acquired from franchisee (1)	—	—	5	3
Bakery-cafes closed	—	—	(3)	(3)

End of period	144	123	144	123

Franchise operated:
Beginning of period	365	273	346	259
New bakery-cafes opened	23	19	47	36
Sold to company (1)	—	—	(5)	(3)
Bakery-cafes closed	(1)	(1)	(1)	(1)

End of period	387	291	387	291

System-wide:
Beginning of period	505	390	478	369
New bakery-cafes opened	27	25	57	49
Bakery-cafes closed	(1)	(1)	(4)	(4)

End of period	531	414	531	414

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

     As of July 12, 2003, the total backlog of active additional franchise commitments in place was 450 bakery-cafes. We expect these bakery-cafes to open over the next ten years according to the timetable established in the ADA, with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

     Increases in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 were as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Company-owned	2.3%	4.6%	1.2%	5.0%
Franchised	(0.7%)	7.8%	(0.2%)	6.6%
System-wide	0.2%	6.7%	0.2%	6.1%

     Comparable bakery-cafe sales exclude the closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 four-week periods in the reporting period.

     The increase in comparable sales for the twelve weeks ended July 12, 2003 was less than the increase in comparable sales for the twelve weeks ended July 13, 2002 as a result of several factors. These factors include the negative impact of the shift in Easter which was in the Company's second quarter in 2003, but was in the Company's first quarter in 2002; the impact of ROI based real estate decisions relating to new stores that negatively impacted existing store performance in 2003 compared to 2002; and slower growth during our peak lunch hour periods that resulted from an increase in customer throughput times. During the second quarter of 2003, the Company began to implement increased staffing and other initiatives that focused on quality and speed of customer service in Company-owned bakery-cafes. The implementation of these initiatives will occur on a trailing basis at franchised bakery-cafes, as the Company initially tests changes in Company-owned bakery-cafes before recommending changes to its franchise partners.

     The increase in comparable sales for the twenty-eight weeks ended July 12, 2003 was less than the increase in comparable sales for the twenty-eight weeks ended July 13, 2002 as a result of the more difficult winter weather in the first quarter of 2003 compared to the first quarter of 2002 as well as the factors discussed above relating to the twelve weeks ended July 12, 2003 compared the twelve weeks ended July 13, 2002.

Revenues

     Total revenues for the twelve weeks ended July 12, 2003 increased 26.1% to $78.6 million compared to $62.3 million for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, total revenues increased 27.2% to $177.2 million compared to $139.3 million for the twenty-eight weeks ended July 13, 2002. The growth in total revenues for the twelve and twenty-eight weeks ended July 12, 2003, as compared to the prior year, is primarily due to the opening of 123 new bakery-cafes since the end of the second quarter of 2002 as well as increases in system-wide average weekly sales (excluding closed locations) of 0.8% and 1.2% for the twelve and twenty-eight weeks, respectively.

     Bakery-cafe sales for the twelve weeks ended July 12, 2003 increased 22.3% to $59.0 million from $48.2 million for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, bakery-cafe sales increased 22.8% to $132.3 million from $107.7 million for the twenty-eight weeks ended July 13, 2002. The increase in bakery-cafe sales is primarily due to the opening of 20 new Company-owned bakery-cafes since the end of the second quarter of 2002 as well as the 2.3% and 1.2% increase in comparable Company-owned bakery-cafe sales for the twelve and twenty-eight weeks ended July 12, 2003, respectively. The average weekly sales per Company-owned bakery cafe (excluding closed locations) and the number of operating weeks for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Company-owned average weekly sales	$34,786	$33,340	$34,192	$33,098
Company-owned number of operating weeks	1,695.8	1,446.3	3,867.7	3,247.5

     Franchise royalties and fees rose 29.4% for the twelve weeks ended July 12, 2003 to $7.9 million from $6.1 million for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, franchise royalties and fees rose 33.1% to $17.8 from $13.4 million for the twenty-eight weeks ended July 13, 2002. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Franchise royalties	$7,199	$5,386	$16,351	$12,065
Franchise fees	687	710	1,481	1,335

Total	$7,886	$6,096	$17,832	$13,400

     The increase in royalty revenue can be attributed primarily to the addition of 103 franchised bakery-cafes opened since July 13, 2002. Royalties are based on franchise sales. The average weekly sales per franchise operated bakery-cafe (excluding closed locations) and the number of operating weeks for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Franchise average weekly sales	$34,970	$35,211	$35,124	$35,006
Franchise number of operating weeks	4,463.1	3,378.4	10,113.2	7,610.2

     Fresh dough sales to franchisees increased 46.7% to $11.7 million for the twelve weeks ended July 12, 2003 from $8.0 million for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, fresh dough sales to franchisees increased 48.7% to $27.1 million from $18.2 million for the twenty-eight weeks ended July 13, 2002. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 28.2% of bakery-cafe sales for the twelve weeks ended July 12, 2003, compared to 31.6% of bakery-cafe sales for the twelve weeks ended July 13, 2002. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as it opens more bakery-cafes in fiscal 2003. For the twelve weeks ended July 12, 2003, there was an average of 32.5 bakery-cafes per fresh dough facility compared to an average of 28.9 for the twelve weeks ended July 13, 2002. The decrease in the cost of food and paper products as a percentage of bakery-cafe sales also benefited from comparison to the second quarter of fiscal 2002 as the second quarter of fiscal 2002 results included inefficiencies related to two new fresh dough facilities. The improved leverage was partially offset by increased ingredient costs in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. For the twenty-eight weeks ended July 12, 2003, the cost of food and paper products as a percentage of bakery-cafe sales decreased to 28.4% of bakery-cafe sales from 30.7% of bakery-cafe sales for the twenty-eight weeks ended July 13, 2002. The improvement in the cost of food and paper products as a percentage of bakery-cafe sales for the twenty-eight weeks ended July 12, 2003 is primarily due to the improved leveraging of our fresh dough operations in fiscal 2003 and the comparison to 2002 results that included inefficiencies related to two new fresh dough facilities opened in the second quarter of fiscal 2002. For the twenty-eight weeks ended July 12, 2003, there was an average of 31.8 bakery-cafes per fresh dough facility compared to an average of 27.3 for the twenty-eight weeks ended July 13, 2002.

     Labor expense was $18.3 million, or 31.0% of bakery-cafe sales, for the twelve weeks ended July 12, 2003 compared to $14.4 million, or 29.9%, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, labor expense was $40.5 million, or 30.6% of bakery-cafe sales, compared to $32.2 million, or 29.9%, for the twenty-eight weeks ended July 13, 2002. The labor expense as a percentage of bakery-cafe sales increased between the twelve and twenty-eight weeks ended July 12, 2003 and the twelve and twenty-eight weeks ended July 13, 2002 as a result of our customer service initiatives in fiscal 2003 related to quality and speed of service as well as the expansion of our table delivery service testing and the continued commitment to training and staffing our bakery-cafes.

     Occupancy costs were $4.0 million, or 6.8% of bakery-cafe sales, for the twelve weeks ended July 12, 2003 compared to $3.4 million, or 7.1% of bakery-cafe sales, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, occupancy costs were $9.1 million, or 6.9% of bakery-cafe sales, compared to $7.7 million, or 7.2% of bakery-cafe sales, for the twenty-eight weeks ended July 13, 2002. The occupancy cost as a percentage of bakery-cafe sales declined for the twelve and twenty-eight weeks ended July 12, 2003 due to the leveraging of these costs over higher sales volumes in fiscal 2003.

     Other bakery-cafe operating expenses were $8.4 million, or 14.2% of bakery-cafe sales, for the twelve weeks ended July 12, 2003 compared to $6.7 million, or 14.0% of bakery-cafe sales, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, other bakery-cafe operating expenses were $18.6 million, or 14.1% of bakery-cafe sales, compared to $14.6 million, or 13.5% of bakery-cafe sales, for the twenty-eight weeks ended July 13, 2002. The increase in other bakery-cafe operating expenses for the twelve and twenty-eight weeks ended July 12, 2003 is primarily due to increased field management costs in fiscal 2003 to support new market entries as well as increased advertising costs.

     For the twelve weeks ended July 12, 2003, fresh dough cost of sales to franchisees was $10.2 million, or 86.8% of fresh dough sales to franchisees, compared to $7.3 million, or 91.8% of fresh dough sales to franchisees, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, fresh dough cost of sales was $24.1 million, or 88.9% of fresh dough sales to franchisees, compared to $16.8 million, or 92.1% of fresh dough sales to franchisees, for the twenty-eight weeks ended July 13, 2002. The decrease in the fresh dough cost of sales rate for the first half of 2003 was primarily due to favorable ingredient costs and the impact of the favorable change in our sweet goods supply agreement, which was completed during the first quarter.

     Depreciation and amortization was $4.3 million, or 5.5% of total revenue, for the twelve weeks ended July 12, 2003 compared to $3.1 million, or 5.0% of total revenue, for the twelve weeks ended July 13, 2002. The increase in depreciation and amortization as a percentage of total revenue for the twelve weeks ended July 12, 2003 compared to the twelve weeks ended July 13, 2002 is primarily due to increased capital expenditures. For the twenty-eight weeks ended July 12, 2003, depreciation and amortization was $9.6 million, or 5.4% of total revenue, compared to $6.9 million, or 5.0% of total revenue, for the twenty-eight weeks ended July 13, 2002. The increase in depreciation and amortization as a percentage of total revenue for the twenty-eight weeks ended July 12, 2003 compared to the twenty-eight weeks ended July 13, 2002 is primarily due to the increased capital expenditures and the acceleration of depreciation on three stores closed during the first quarter of fiscal 2003.

     General and administrative expenses were $7.3 million, or 9.3% of total revenue, and $5.6 million, or 9.0% of total revenue, for the twelve weeks ended July 12, 2003 and July 13, 2002, respectively. For the twenty-eight weeks ended July 12, 2003, general and administrative expenses were $15.9 million, or 8.9% of total revenue, compared to $12.9 million, or 9.3% of total revenue, for the twenty-eight weeks ended July 13, 2002. The increase in general and administrative expenses as a percentage of total revenue for the twelve weeks ended July 12, 2003 compared to the twelve weeks ended July 13, 2002 is primarily due to increased recruiting and relocation costs in fiscal 2003 associated with additions to our development and corporate staff. The decrease in the general and administrative expense rate between the first half of fiscal 2003 and the first half of fiscal 2002 primarily resulted from higher revenues in fiscal 2003, which help leverage general and administrative expenses.

     Pre-opening expenses, which consist primarily of labor costs and food costs, of $0.2 million, or 0.3% of total revenue, and $0.3 million, or 0.4% of total revenue, for the twelve and twenty-eight weeks ended July 12, 2003, respectively, were consistent with the $0.5 million, or 0.3% of total revenue, and $0.5 million, or 0.4% of total revenue, for the twelve and twenty-eight weeks ended July 13, 2002, respectively.

Operating Profit

     Operating profit for the twelve weeks ended July 12, 2003 increased to $9.2 million, or 11.7% of total revenue, from $6.1 million, or 9.9% of total revenue, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, operating profit increased to $21.3 million, or 12.0% of total revenue, from $14.6 million, or 10.5% of total revenue, for the twenty-eight weeks ended July 13, 2002. Operating profit for the twelve and twenty-eight weeks ended July 12, 2003 rose as a result of operating leverage that results from opening 123 bakery-cafes since the end of the second quarter as well as the factors described above.

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

Income Taxes

     The provision for income taxes increased to $3.3 million for the twelve weeks ended July 12, 2003 compared to $2.2 million for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, the provision for income taxes increased to $7.6 million from $5.2 million for the twenty-eight weeks ended July 13, 2002. The tax provision for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

     Income before cumulative effect of accounting change for the twelve weeks ended July 12, 2003 increased $1.8 million, or 46.9%, to $5.7 million, or $0.19 per diluted share, compared to income before cumulative effect of accounting change of $3.9 million, or $0.13 per diluted share, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, income before cumulative effect of accounting change increased $4.1 million, or 45.5%, to $13.2 million, or $0.44 per diluted share, compared to income before cumulative effect of accounting change of $9.1 million, or $0.30 per diluted share for the twenty-eight weeks ended on July 13, 2002. The increase in income before cumulative effect of accounting change in 2003 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees as well as the leveraging of fresh dough facilities and occupancy costs.

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

Net Income

     Net income for the twelve weeks ended July 12, 2003 increased to $5.7 million, or $0.19 per diluted share, compared to net income of $3.9 million, or $0.13 per diluted share, for the twelve weeks ended July 13, 2002. For the twenty-eight weeks ended July 12, 2003, net income increased $3.9 million, or 42.8%, to $13.0 million, or $0.43 per diluted share, compared to net income of $9.1 million, or $0.30 per diluted share, for the twenty-eight weeks ended on July 13, 2002. The increase in net income for the twelve and twenty-eight weeks ended July 12, 2003 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $39.5 million at July 12, 2003 compared to $29.9 million at December 28, 2002. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities and for enhancements of information systems. For the twenty-eight weeks ended July 12, 2003, the Company met its requirements for capital with cash from operating activities.

     Funds provided by operating activities for the twenty-eight weeks ended July 12, 2003 were $33.2 million compared to $18.0 million for the twenty-eight weeks ended July 13, 2002. Funds provided by operating activities increased primarily as a result of increases in net income, depreciation and amortization, and accrued expenses and a decrease in trade and other accounts receivable.

     The Company has invested $9.1 million in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates. As of July 12, 2003, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at July 12, 2003.

     Total capital expenditures for the twenty-eight weeks ended July 12, 2003 were $26.8 million, of which approximately $6.8 million related to the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets and the remainder related primarily to the opening of ten Company-owned bakery-cafes, the opening of two fresh dough facilities, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures for the twenty-eight weeks ended July 12, 2003 were primarily funded from cash generated by operating activities. Total capital expenditures were $17.7 million for the twenty-eight weeks ended July 13, 2002, and were primarily related to the acquisition of three operating bakery-cafes, one bakery-cafe under construction, and the area development rights for the Jacksonville, Florida market, the opening of thirteen company-owned bakery-cafes and two fresh dough facilities, and the maintenance and remodeling of existing bakery-cafes and fresh dough facilities.

     In December 2000, the Company entered into a three-year revolving credit agreement that allows borrowings up to $10.0 million at LIBOR plus 1.0% (approximately 2.1% at July 12, 2003). As of July 12, 2003, the Company had $9.7 million available under the line of credit with $0.3 million used for standby letters of credit to collateralize premium and claim obligations for the workers’ compensation program. The Company was in compliance with all covenants associated with its borrowings as of July 12, 2003.

     Financing activities provided $3.8 million for the twenty-eight weeks ended July 12, 2003, which included $2.7 million from the exercise of stock options, $0.4 million from the issuance of common stock under employee benefit plans, and $0.8 million resulting from capital investments by our joint venture partners. The financing activities for the twenty-eight weeks ended July 13, 2002 provided $3.4 million, which included $1.9 million from the exercise of stock options, $0.6 million from the issuance of common stock under employee benefit plans, $0.2 million in proceeds on payment of a note receivable from a joint venture partner, and $0.7 million resulting from capital investments by our joint venture partners.

     The Company had working capital of $34.4 million at July 12, 2003 and $26.9 million at December 28, 2002. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

     The Company anticipates total capital expenditures for fiscal year 2003 of approximately $50 to $55 million principally for the opening of approximately 28 new company-owned bakery-cafes, the acquisition from franchisees of five bakery-cafes in the Louisville/Lexington, Kentucky and Dallas, Texas markets, the construction of three fresh dough facilities, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities. The Company expects 2003 new bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.8 million, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolving line of credit.

     Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and remodeling expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and joint venture partners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented, where necessary, by borrowings on our revolving line of credit, and the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

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

Other Commitments

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 86 locations of the former Au Bon Pain Division, and its franchisees. The leases have terms expiring on various dates from August 31, 2003 to February 1, 2014, and the guarantee has a potential amount of future rental payments of approximately $43.3 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. Currently, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a joint venture partner and minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the joint venture partner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 25 bakery-cafes in operation at July 12, 2003 at the contractually determined value based on the joint venture partner’s right to sell, a payment of $2.8 million would have been required.

     The Company uses a joint venture minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. After 5 years from a joint venture bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 10 joint venture bakery-cafes in operation at July 12, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.5 million would have been required.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. The Company intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934) as of July 12, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

     Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The company held its Annual Meeting of Stockholders on June 6, 2003 to consider and vote upon the following matters:

1.	To elect three (3) Directors to the Board of Directors, two (2) Directors to serve for terms ending in 2006, and one (1) Director to serve for a term ending in 2005, or until their respective successors are duly elected and qualified; and

2.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 27, 2003.

     With respect to the Director’s Proposal:

     The following votes were cast in favor of, and were withheld from, the nomination of Domenic Colasacco, Thomas E. Lynch, and Fred K. Foulkes, the director nominees:

Director		For	Withheld

Domenic Colasacco	Class A	24,116,096	1,343,741
	Class B	5,305,362	0
	Total	29,421,458	1,343,741
Thomas E. Lynch	Class A	24,708,350	751,487
	Class B	5,305,362	0
	Total	30,013,712	751,487
Fred K. Foulkes	Class A	24,714,031	745,806
	Class B	5,305,362	0
	Total	30,019,393	745,806

     With respect to the Auditor’s proposal:

	For	Against	Abstain

Class A	24,368,836	1,069,441	21,560
Class B	5,305,362	0	0
Total	29,674,198	1,069,441	21,560

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Confidential and Propriety Information and Non-Competition Agreement between the Registrant and Neal Yanofsky

10.2	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Neal Yanofsky

10.3	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Paul Twohig

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K (all of the following reports were “furnished” under Item 9 of Form 8-K, other than the Form 8-K filed on June 26, 2003, which was filed under Items 7 and 9):

Form 8-K filed on May 5, 2003, announcing its first quarter earnings release date.

Form 8-K filed on May 8, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on May 15, 2003, announcing its first quarter earnings.

Form 8-K filed on May 29, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on June 12, 2003, announcing the webcast of the presentation at the Thomas Weisel Partners Growth Forum 5.0.

Form 8-K filed on June 26, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K filed on July 3, 2003, announcing the webcast of the presentation at the CIBC World Markets Third Annual Consumer Growth Conference.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY (REGISTRANT)
Dated: August 21, 2003	By:	/s/ Ronald M. Shaich
Ronald M. Shaich Chairman and Chief Executive Officer

Dated: August 21, 2003	By:	/s/ Mark E. Hood
Mark E. Hood Senior Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Confidential and Propriety Information and Non-Competition Agreement between the Registrant and Neal Yanofsky

10.2	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Neal Yanofsky

10.3	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Paul Twohig

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer