Form 10-Q
period 2003-10-04
PANERA BREAD CO
filed 2003-11-18
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2003

or

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

      As of November 10, 2003, 28,083,371 shares and 1,862,381 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	October 4, 2003	December 28, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$45,114	$29,924
Investments in government securities	9,039	4,102
Trade accounts receivable, less allowance of $53 in 2003 and $33 in 2002	9,082	7,462
Other accounts receivable	1,329	2,097
Inventories	6,673	5,191
Prepaid expenses	2,767	1,826
Deferred income taxes	4,948	8,488
Other	134	172

Total current assets	79,086	59,262
Property and equipment, net	116,593	99,313
Other assets:
Investments in government securities	—	5,047
Goodwill	23,123	18,970
Deposits and other	6,295	5,554
Deferred income taxes	—	294

Total other assets	29,418	29,865

Total assets	$225,097	$188,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,499	$5,987
Accrued expenses	28,089	24,935
Current portion of deferred revenue	1,116	1,403

Total current liabilities	34,704	32,325
Deferred income taxes	1,510	—
Other long-term liabilities	1,495	262

Total liabilities	37,709	32,587
Minority interest	3,660	2,197
Commitments and contingencies (Note E)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,185,439 issued and 28,076,439 outstanding in 2003; and 27,446,448 issued and 27,337,448 outstanding in 2002	3	3
Class B, 10,000,000 shares authorized: 1,862,381 issued and outstanding in 2003 and 1,977,363 in 2002	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	120,179	110,120
Retained earnings	64,446	44,433

Total stockholders’ equity	183,728	153,656

Total liabilities and stockholders’ equity	$225,097	$188,440

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Revenues:
Bakery-cafe sales	$62,752	$50,270	$195,023	$157,939
Franchise royalties and fees	8,735	6,699	26,568	20,099
Fresh dough sales to franchisees	12,541	8,502	39,618	26,712

Total revenue	84,028	65,471	261,209	204,750
Costs and expenses:
Cost of food and paper products	17,336	15,301	54,883	48,335
Labor	19,165	14,776	59,672	46,959
Occupancy	4,188	3,368	13,303	11,118
Other operating expenses	8,737	6,528	27,365	21,112

Total bakery-cafe expenses	49,426	39,973	155,223	127,524
Fresh dough cost of sales to franchisees	10,809	7,975	34,875	24,749
Depreciation and amortization	4,708	3,244	14,329	10,171
General and administrative expenses	7,322	5,735	23,177	18,628
Pre-opening expenses	307	259	834	791

Total costs and expenses	72,572	57,186	228,438	181,863

Operating profit	11,456	8,285	32,771	22,887
Interest expense	7	11	36	25
Other expense, net	265	76	589	267
Minority interest	133	61	254	131

Income before income taxes and cumulative effect of accounting change	11,051	8,137	31,892	22,464
Income taxes	4,034	2,970	11,640	8,199

Income before cumulative effect of accounting change	7,017	5,167	20,252	14,265
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	—	(239)	—

Net income	$7,017	$5,167	$20,013	$14,265

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$0.23	$0.18	$0.68	$0.49
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.23	$0.18	$0.67	$0.49

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.23	$0.17	$0.67	$0.48
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.23	$0.17	$0.66	$0.48

Weighted average shares of common and common equivalent shares outstanding
Basic	29,895	29,072	29,666	28,834

Diluted	30,794	30,094	30,398	29,902

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the forty weeks ended

	October 4, 2003	October 5, 2002

Cash flows from operations:
Net income	$20,013	$14,265
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	239	—
Depreciation and amortization	14,329	10,171
Tax benefit from exercise of stock options	5,710	5,183
Deferred income taxes	5,481	2,943
Minority interest	254	131
Other	116	70
Changes in operating assets and liabilities:
Trade and other accounts receivable	(825)	(2,676)
Inventories	(1,356)	(1,095)
Prepaid expenses	(941)	122
Accounts payable	(488)	153
Accrued expenses	3,802	(1,171)
Deferred revenue	(259)	31
Other	209	(136)

Net cash provided by operating activities	46,284	27,991

Cash flows used in investing activities:
Purchase of investments	—	(9,200)
Additions to property and equipment	(29,094)	(20,838)
Acquisitions	(6,813)	(3,267)
Increase in deposits and other	(746)	(615)

Net cash used in investing activities	(36,653)	(33,920)

Cash flows from financing activities:
Exercise of employee stock options	3,777	2,337
Proceeds from note receivable	—	248
Proceeds from issuance of common stock	573	720
Investments by minority interest owner	1,209	686

Net cash provided by financing activities	5,559	3,991

Net increase (decrease) in cash and cash equivalents	15,190	(1,938)
Cash and cash equivalents at beginning of period	29,924	18,052

Cash and cash equivalents at end of period	$45,114	$16,114

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

      The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 25 bakery-cafes, and Asiago Bread, LLC, which has a majority interest in 12 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

      In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net income, as reported	$7,017	$5,167	$20,013	$14,265
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(743)	(537)	(1,959)	(1,543)

Pro forma net income	$6,274	$4,630	$18,054	$12,722

Net income per share:
Basic, as reported	$0.23	$0.18	$0.67	$0.49
Basic, pro forma	$0.21	$0.16	$0.61	$0.44
Diluted, as reported	$0.23	$0.17	$0.66	$0.48
Diluted, pro forma	$0.20	$0.15	$0.59	$0.43
Weighted average shares used in compensation:
Basic	29,895	29,072	29,666	28,834
Diluted	30,794	30,094	30,398	29,902

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

      Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million). The liability is included in other long-term liabilities in the Consolidated Balance Sheets. The effects on earnings from continuing operations before cumulative effect of accounting change for the twelve and forty weeks ended October 4, 2003 and October 5, 2002, assuming adoption of SFAS 143 as of December 30, 2001, were not material to net income or related per share amounts.

NOTE D-ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

	October 4, 2003	December 28, 2002

Compensation and employment related taxes	$8,172	$6,875
Capital expenditures	3,773	4,421
Rent	2,393	2,206
Advertising	1,681	2,037
Unredeemed gift certificates	814	1,857
Insurance	2,589	1,412
Taxes, other than income tax	4,194	1,393
Other	4,473	4,734

	$28,089	$24,935

NOTE E-COMMITMENTS AND CONTINGENCIES

      The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 82 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 30, 2003 to February 1, 2014, and the guarantees have a potential amount of future rental payments of approximately $41.2 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

      The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the

Company been required to repurchase the 25 bakery-cafes in operation at October 4, 2003 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $5.8 million would have been required.

      The Company uses a minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. After 5 years from a bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 12 bakery-cafes in operation at October 4, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.7 million would have been required.

NOTE F-EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$7,017	$5,167	$20,252	$14,265
Cumulative effect of accounting change, net of tax	—	—	(239)	—

Net income	$7,017	$5,167	$20,013	$14,265

Weighted average number of shares outstanding – basic	29,895	29,072	29,666	28,834
Effect of dilutive securities:
Employee stock options	899	1,022	732	1,068

Weighted average number of shares outstanding – diluted	30,794	30,094	30,398	29,902

Basic earnings per common share:
Before cumulative effect of accounting change	$0.23	$0.18	$0.68	$0.49
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.23	$0.18	$0.67	$0.49

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.23	$0.17	$0.67	$0.48
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.23	$0.17	$0.66	$0.48

      For the twelve weeks ended October 4, 2003 and October 5, 2002, options for 0.3 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the forty weeks ended October 4, 2003 and October 5, 2002, options for 0.7 million shares and 0.1 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

NOTE G-BUSINESS SEGMENT INFORMATION

      The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company, which includes the majority-owned bakery-cafes. The Company-owned bakery-cafes conduct business under the Panera Bread or Saint Louis Bread Company names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales.

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

      The Fresh Dough Operations segment supplies fresh dough items and other proprietary sweet good items to both Company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.

      Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

	(in thousands)
Revenues:
Company bakery-cafe operations	$62,752	$50,270	$195,023	$157,939
Franchise operations	8,735	6,699	26,568	20,099
Fresh dough operations	20,052	14,590	63,453	43,266
Intercompany sales eliminations	(7,511)	(6,088)	(23,835)	(16,554)

Total Revenues	$84,028	$65,471	$261,209	$204,750

Segment operating profit:
Company bakery-cafe operations	$13,327	$10,295	$39,800	$30,413
Franchise operations	7,526	5,872	23,081	17,381
Fresh dough operations	1,732	528	4,743	1,964

Total segment operating profit	$22,585	$16,695	$67,624	$49,758

Total segment operating profit	$22,585	$16,695	$67,624	$49,758
Depreciation and amortization	(4,708)	(3,244)	(14,329)	(10,171)
Unallocated general and administrative expenses	(6,114)	(4,907)	(19,690)	(15,909)
Pre-opening expenses	(307)	(259)	(834)	(791)
Interest expense	(7)	(11)	(36)	(25)
Other expense, net	(265)	(76)	(589)	(267)
Minority interest	(133)	(61)	(254)	(131)

Income before income taxes and cumulative effect of accounting change	$11,051	$8,137	$31,892	$22,464

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

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. The Company was not a party to any VIE’s created after January 31, 2003 and intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FSP No. FAS 150-3. There was no impact on the Company’s financial statements upon adoption in fiscal 2003.

NOTE J-SUBSEQUENT EVENT

      On November 2, 2003, the Company purchased from a franchisee substantially all of the assets of twelve bakery-cafes, one of which is under construction, as well as the area development rights for the Toledo, Ohio and Ann Arbor, Michigan markets for a purchase price of approximately $14.1 million plus the assumption of certain liabilities including those associated with bakery-cafe construction. Of the purchase price, $13.4 million was paid in cash at the acquisition date and $0.7 million will be paid, with interest, four months from the acquisition date. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations will include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. After completion of its purchase price allocation, the Company expects a substantial portion of this allocation will be classified as goodwill as in previous acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Panera Bread Company (including its wholly owned subsidiaries, Panera, LLC and Pumpernickel, Inc., and its indirect subsidiaries) may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “ours” in the following discussion. The term “Company-owned bakery-cafes” refers to Company-operated and majority-owned bakery-cafes in the following discussion.

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

      The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Revenues:
Bakery-cafe sales	74.7%	76.8%	74.7%	77.1%
Franchise royalties and fees	10.4	10.2	10.1	9.8
Fresh dough sales to franchisees	14.9	13.0	15.2	13.1

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	27.6%	30.4%	28.1%	30.6%
Labor	30.5	29.4	30.6	29.7
Occupancy	6.7	6.7	6.8	7.0
Other operating expenses	13.9	13.0	14.0	13.4

Total bakery-cafe expenses	78.8	79.5	79.6	80.7

Fresh dough cost of sales to franchisees (2)	86.2	93.8	88.0	92.7
Depreciation and amortization	5.6	5.0	5.5	5.0
General and administrative expenses	8.7	8.8	8.9	9.1
Pre-opening expenses	0.4	0.4	0.3	0.4

Operating profit	13.6	12.7	12.5	11.2
Interest expense	—	—	—	—
Other expense, net	0.3	0.1	0.2	0.1
Minority interest	0.2	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	13.2	12.4	12.2	11.0
Income taxes	4.8	4.5	4.5	4.0

Income before cumulative effect of accounting change	8.4	7.9	7.8	7.0
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	—	0.1	—

Net income	8.4%	7.9%	7.7%	7.0%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

      The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Number of bakery-cafes:
Company-owned (includes majority-owned):
Beginning of period	144	123	132	110
New bakery-cafes opened	5	3	15	16
Acquired from franchisee (1)	—	—	5	3
Bakery-cafes closed	—	(1)	(3)	(4)

End of period	149	125	149	125

Franchise operated:
Beginning of period	387	291	346	259
New bakery-cafes opened	24	20	71	56
Sold to company (1)	—	—	(5)	(3)
Bakery-cafes closed	(2)	—	(3)	(1)

End of period	409	311	409	311

System-wide:
Beginning of period	531	414	478	369
New bakery-cafes opened	29	23	86	72
Bakery-cafes closed	(2)	(1)	(6)	(5)

End of period	558	436	558	436

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

      As of October 4, 2003, the total backlog of active additional franchise commitments in place was 423 bakery-cafes. We expect these bakery-cafes to open over the next ten years according to the timetable established in the ADA, with the majority opening in the next five to six years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

      Increases in comparable bakery-cafe sales for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 were as follows:

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Company-owned	2.2%	4.0%	1.6%	4.7%
Franchised	0.1%	5.5%	-0.1%	6.2%
System-wide	0.7%	5.1%	0.4%	5.7%

      Comparable bakery-cafe sales exclude the closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 four-week periods in the reporting period.

      The increase in comparable sales for the twelve weeks ended October 4, 2003 increased at a slower rate than the increase in comparable sales for the twelve weeks ended October 5, 2002 as a result of several factors. These factors include the negative impact of the power outage and related lack of safe drinking water and hurricane Isabel, and the impact of ROI based real estate decisions relating to new stores that negatively impacted existing store performance in 2003 compared to 2002. During the second quarter of 2003, the Company began to implement increased staffing and other initiatives that focused on quality and speed of customer service in Company-owned bakery-cafes. The implementation of these initiatives will occur on a trailing basis at franchised bakery-cafes, as the Company initially tests changes in Company-owned bakery-cafes before recommending changes to its franchise partners.

      The increase in comparable sales for the forty weeks ended October 4, 2003 increased at a slower rate than the increase in comparable sales for the forty weeks ended October 5, 2002 as a result of the more difficult winter weather in the first quarter of 2003 compared to the first quarter of 2002 as well as the factors discussed above relating to the twelve weeks ended October 4, 2003 compared the twelve weeks ended October 5, 2002.

Revenues

      Total revenues for the twelve weeks ended October 4, 2003 increased 28.2% to $84.0 million compared to $65.5 million for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003 total revenues increased 27.5% to $261.2 million compared to $204.8 million for the forty weeks ended October 5, 2002. The growth in total revenues for the twelve and forty weeks ended October 4, 2003, as compared to the prior year, is primarily due to the opening of 129 new bakery-cafes since the end of the third quarter of 2002 as well as increases in system-wide average weekly sales (excluding closed locations) of 0.8% and 1.1% for the twelve and forty weeks, respectively.

      Bakery-cafe sales for the twelve weeks ended October 4, 2003 for the Company increased 24.9% to $62.8 million from $50.3 million for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, bakery-cafe sales increased 23.5% to $195.0 million from $157.9 million for the forty weeks ended October 5, 2002. The increase in bakery-cafe sales is primarily due to the opening of 22 new Company-owned bakery-cafes since the end of the third quarter of 2002 and the 2.2% and 1.6% increase in comparable bakery-cafe sales for the twelve and forty weeks ended October 4, 2003, respectively. The average weekly sales per Company-owned bakery cafe (excluding closed locations) and the number of operating weeks for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 are as follows:

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Company-owned average weekly sales	$35,609	$34,050	$34,636	$33,396
Company-owned number of operating weeks	1,763	1,477	5,631	4,725

      Franchise royalties and fees rose 29.9% for the twelve weeks ended October 4, 2003 to $8.7 million from $6.7 million for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, franchise royalties and fees rose 32.3% to $26.6 from $20.1 million for the forty weeks ended October 5, 2002. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Franchise royalties	$8,000	$5,909	$24,351	$17,974
Franchise fees	735	790	2,217	2,125

Total	$8,735	$6,699	$26,568	$20,099

      The increase in royalty revenue can be attributed primarily to the addition of 107 franchised bakery-cafes opened since October 5, 2002. Royalties are based on franchise sales. The average weekly sales per franchise operated bakery-cafe (excluding closed locations) and the number of operating weeks for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 are as follows:

	For the twelve weeks ended		For the forty weeks ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Franchise average weekly sales	$35,907	$36,145	$35,375	$35,371
Franchise number of operating weeks	4,764	3,579	14,878	11,190

      Fresh dough sales to franchisees increased 47.1% to $12.5 million for the twelve weeks ended October 4, 2003 from $8.5 million for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, fresh dough sales to franchisees increased 48.3% to $39.6 million from $26.7 million for the forty weeks ended October 5, 2002. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously as well as a shift in certain product being distributed through the fresh dough facility system rather than a third party.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 27.6% of bakery-cafe sales for the twelve weeks ended October 4, 2003, compared to 30.4% of bakery-cafe sales for the twelve weeks ended October 5, 2002. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as it opens more bakery-cafes in fiscal 2003. For the twelve weeks ended October 4, 2003, there was an average of 32.9 bakery-cafes per fresh dough facility compared to an average of 28.4 for the twelve weeks ended October 5, 2002. Additionally, lower ingredient costs, including the benefits of our new sweet goods contract that commenced during the first quarter of fiscal 2003, further benefited food cost. For the forty weeks ended October 4, 2003, the cost of food and paper products decreased to 28.1% of bakery-cafe sales from 30.6% of bakery-cafe sales for the forty weeks ended October 5, 2002. The improvement in the cost of food and paper products as a percentage of bakery-cafe sales for the forty weeks ended October 4, 2003 is primarily due to the improved leveraging of our fresh dough operations in fiscal 2003. For the forty weeks ended October 4, 2003, there was an average of 32.2 bakery-cafes per fresh dough facility compared to an average of 27.2 for the forty weeks ended October 5, 2002.

      Labor expense was $19.2 million, or 30.5% of bakery-cafe sales, for the twelve weeks ended October 4, 2003 compared to $14.8 million, or 29.4% of bakery-cafe sales, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, labor expense was $59.7 million, or 30.6% of bakery-cafe sales, compared to $47.0 million, or 29.7% of bakery-cafe sales, for the forty weeks ended October 5, 2002. The labor expense as a percentage of bakery-cafe sales increased between the twelve and forty weeks ended October 4, 2003 and the twelve and forty weeks ended October 5, 2002 as a result of our customer service initiatives in fiscal 2003 related to quality and speed of service as well as the expansion of our table delivery service testing and the continued commitment to training and staffing our bakery-cafes.

      Occupancy costs were $4.2 million, or 6.7% of bakery-cafe sales, for the twelve weeks ended October 4, 2003 compared to $3.4 million, or 6.7% of bakery-cafe sales, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, occupancy costs were $13.3 million, or 6.8% of bakery-cafe sales, compared to $11.1 million, or 7.0% of bakery-cafe sales, for the forty weeks ended October 5, 2002. The occupancy cost as a percentage of bakery-cafe sales declined for the forty weeks ended October 4, 2003 due to the leveraging of these costs over higher sales volumes.

      Other bakery-cafe operating expenses were $8.7 million, or 13.9% of bakery-cafe sales, for the twelve weeks ended October 4, 2003 compared to $6.5 million, or 13.0% of bakery-cafe sales, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, other bakery-cafe operating expenses were $27.4 million, or 14.0% of bakery-cafe sales, compared to $21.1 million, or 13.4% of bakery-cafe sales, for the forty weeks ended October 5, 2002. The increase in other bakery-cafe operating expenses for the twelve and forty weeks ended October 4, 2003 is primarily due to increased organizational costs for field management including recruiting and training as well as higher repair and maintenance costs.

      For the twelve weeks ended October 4, 2003, fresh dough cost of sales to franchisees was $10.8 million, or 86.2% of fresh dough sales to franchisees, compared to $8.0 million, or 93.8% of fresh dough sales to franchisees, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, fresh dough cost of sales was $34.9 million, or 88.0% of fresh dough sales to franchisees, compared to $24.7 million, or 92.7% of fresh dough sales to franchisees, for the forty weeks ended October 5, 2002. The decrease in the fresh dough cost of sales rate in fiscal 2003 was primarily due to favorable ingredient costs and the impact of the favorable change in our sweet goods supply agreement, which was completed during the first quarter of fiscal 2003.

      Depreciation and amortization was $4.7 million, or 5.6% of total revenue, for the twelve weeks ended October 4, 2003 compared to $3.2 million, or 5.0% of total revenue, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, depreciation and amortization was $14.3 million, or 5.5% of total revenue, compared to $10.2 million, or 5.0% of total revenue, for the forty weeks ended October 5, 2002. The increase in depreciation and amortization as a percentage of total revenue for the twelve and forty weeks ended October 4, 2003 compared to the twelve and forty weeks ended October 5, 2002 is primarily due to increased capital expenditures.

      General and administrative expenses were $7.3 million, or 8.7% of total revenue, and $5.7 million, or 8.8% of total revenue, for the twelve weeks ended October 4, 2003 and October 5, 2002, respectively. For the forty weeks ended October 4, 2003, general and administrative expenses were $23.2 million, or 8.9% of total revenue, compared to $18.6 million, or 9.1% of total revenue, for the forty weeks ended October 5, 2002. The decrease in general and administrative expenses as a percentage of total revenue for the twelve and forty weeks ended October 4, 2003 compared to the twelve and forty weeks ended October 5, 2002 is primarily the result of higher revenues in fiscal 2003, which help leverage general and administrative expenses.

      Pre-opening expenses, which consist primarily of labor costs and food costs, of $0.3 million, or 0.4% of total revenue, and $0.8 million, or 0.3% of total revenue, for the twelve and forty weeks ended October 4, 2003, respectively, were consistent with the $0.3 million, or 0.4% of total revenue, and $0.8 million, or 0.4% of total revenue, of pre-opening expenses for the twelve and forty weeks ended October 5, 2002, respectively.

Operating Profit

      Operating profit for the twelve weeks ended October 4, 2003 increased to $11.5 million, or 13.6% of total revenue, from $8.3 million, or 12.7% of total revenue, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, operating profit increased to $32.8 million, or 12.5% of total revenue, from $22.9 million, or 11.2% of total revenue, for the forty weeks ended October 5, 2002. Operating profit for the twelve and forty weeks ended October 4, 2003 rose as a result of operating leverage that results from opening 129 bakery-cafes since the end of the third quarter of fiscal 2002 as well as the factors described above.

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner. The Company believes that providing a minority interest owner the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated minority interest owners, which will result in a better customer experience. The Company expects to use the minority interest ownership structure where appropriate as an alternative to Company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

Income Taxes

      The provision for income taxes increased to $4.0 million for the twelve weeks ended October 4, 2003 compared to $3.0 million for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, the provision for income taxes increased to $11.6 million from $8.2 million for the forty weeks ended October 5, 2002. The tax provision for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

      Income before cumulative effect of accounting change for the twelve weeks ended October 4, 2003 increased $1.9 million, or 35.8%, to $7.0 million, or $.23 per diluted share, compared to income before cumulative effect of accounting change of $5.2 million, or $0.17 per diluted share, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, income before cumulative effect of accounting change increased $6.0 million, or 42.0%, to $20.3 million, or $.67 per diluted share, compared to income before cumulative effect of accounting change of $14.3 million, or $0.48 per diluted share for the forty weeks ended on October 5, 2002. The increase in income before cumulative effect of accounting change in 2003 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees as well as the leveraging of fresh dough facilities.

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

Net Income

      Net income for the twelve weeks ended October 4, 2003 increased to $7.0 million, or $.23 per diluted share, compared to net income of $5.2 million, or $0.17 per diluted share, for the twelve weeks ended October 5, 2002. For the forty weeks ended October 4, 2003, net income increased $5.7 million, or 39.9%, to $20.0 million, or $.66 per diluted share, compared to net income of $14.3 million, or $0.48 per diluted share, for the forty weeks ended on October 5, 2002. The increase in net income for the twelve and forty weeks ended October 4, 2003 is consistent with the factors described above.

Liquidity and Capital Resources

      Cash and cash equivalents were $45.1 million at October 4, 2003 compared to $29.9 million at December 28, 2002. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities and for enhancements of information systems. For the forty weeks ended October 4, 2003, the Company met its requirements for capital with cash from operating activities.

      Funds provided by operating activities for the forty weeks ended October 4, 2003 were $46.3 million compared to $28.0 million for the forty weeks ended October 5, 2002. Funds provided by operating activities increased primarily as a result of increases in net income, depreciation and amortization, tax benefit from exercise of stock options, deferred income taxes, and accrued expenses.

      The Company invested $9.1 million in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates. As of October 4, 2003, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at October 4, 2003.

      Total capital expenditures of $35.9 million for the forty weeks ended October 4, 2003 were primarily related to the opening of 15 Company-owned bakery-cafes, the construction of 3 fresh dough facilities, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets. Capital expenditures for the forty weeks ended October 4, 2003 were primarily funded from cash generated by operating activities. Total capital expenditures of $24.1 million for the forty weeks ended October 5, 2002 were primarily related to the opening of 16 Company-owned bakery-cafes, the construction of 2 fresh dough facilities, the maintenance and remodeling of existing bakery-cafes and fresh dough facilities, and the acquisition of three operating bakery-cafes, one bakery-cafe under construction, and the area development rights for the Jacksonville, Florida market.

      In December 2000, the Company entered into a three-year revolving credit agreement that allows borrowings up to $10.0 million at LIBOR plus 1.0% (approximately 2.2% at October 4, 2003). As of October 4, 2003, the Company had $9.7 million available under the line of credit with $0.3 million used for standby letters of credit to collateralize premium and claim obligations for the workers’ compensation program. The Company was in compliance with all covenants associated with this agreement as of October 4, 2003. The Company intends to enter into a three-year revolving line of credit agreement by the end of fiscal 2003 allowing borrowings up to $10.0 million.

      Financing activities provided $5.6 million for the forty weeks ended October 4, 2003, which included $3.8 million from the exercise of stock options and $1.2 million resulting from capital investments by our minority interest owner. The financing activities for the forty weeks ended October 5, 2002 provided $4.0 million, which included $2.3 million from the exercise of stock options, $0.7 million from the issuance of common stock under employee benefit plans, $0.2 million in proceeds on payment of a note receivable from a minority interest owner, and $0.7 million resulting from capital investments by our minority interest owner.

      The Company had working capital of $44.4 million at October 4, 2003 and $26.9 million at December 28, 2002. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

      The Company anticipates total capital expenditures for fiscal year 2003 of approximately $62 to $65 million principally for the opening of approximately 28 new Company-owned bakery-cafes, the acquisition from franchisees of seventeen bakery-cafes in the Louisville/Lexington, Kentucky, Dallas, Texas, Toledo, Ohio, and Ann Arbor, Michigan markets, the construction of three fresh dough facilities, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities. The Company expects 2003 new bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.8 million, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolving line of credit.

      Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and remodeling expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and minority interest owners could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented, where necessary, by borrowings on our revolving line of credit, and the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

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

Other Commitments

      The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 82 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 30, 2003 to February 1, 2014, and the guarantees have a potential amount of future rental payments of approximately $41.2 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

      The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 25 bakery-cafes in operation at October 4, 2003 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $5.8 million would have been required.

      The Company uses a minority interest ownership structure to facilitate operation of its bakery-cafes in certain markets. After 5 years from a bakery-cafe opening, the Company and each minority interest owner have rights, which could, if exercised, permit/require the Company to purchase the minority interest owner’s interest in their respective bakery-cafe or region at a stated multiple of cash flow. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 12 bakery-cafes in operation at October 4, 2003 at the contractually determined value based on the minority interest owners’ right to sell, a payment of $0.7 million would have been required.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. The Company was not a party to any VIE’s created after January 31, 2003 and intends to adopt FIN 46 when required in fiscal 2003. The Company does not expect adoption of FIN 46 to have a significant impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FSP No. FAS 150-3. There was no impact on the Company’s financial statements upon adoption in fiscal 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 28, 2002.

Item 4. Controls and Procedures

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934) as of October 4, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

      Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Form of Panera, L.L.C. Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

Form 8-K (items 7 and 9) filed on July 24, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K (item 9) filed on August 1, 2003, announcing the webcast presentation at Adams, Harkness, & Hill’s 23rd Annual Summer Seminar.

Form 8-K (item 9) filed on August 7, 2003, announcing its second quarter earnings.

Form 8-K/A (items 7 and 12) filed on August 7, 2003, amending its second quarter earnings filing.

Form 8-K (items 7 and 12) filed on August 21, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K (item 9) filed on September 15, 2003, announcing the webcast presentation at the Banc of America Securities 33rd Annual Investment Conference.

Form 8-K (items 7, 9, and 12) filed on September 18, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K (item 9) filed on September 29, 2003, announcing the webcast presentation at the RBC Capital Markets Consumer Conference 2003.

Form 8-K (items 7 and 9) filed on October 2, 2003, reaffirming its third quarter earnings guidance.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panera Bread Company (REGISTRANT)
Dated: November 14, 2003	By:	/s/ Ronald M. Shaich

Ronald M. Shaich Chairman and Chief Executive Officer

Dated: November 14, 2003	By:	/s/ Mark E. Hood

Mark E. Hood Senior Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Form of Panera, L.L.C. Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer