Form 10-K
period 2003-12-27
PANERA BREAD CO
filed 2004-03-11
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2003,

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

     The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of July 11, 2003 was $1,184,551,642. There is no public trading market for the registrant’s Class B Common Stock.

     Number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2004: 28,412,233 shares of Class A Common Stock ($.0001 par value) and 1,701,521 shares of Class B Common Stock ($.0001 par value).

     Portions of the proxy statement for the annual stockholders’ meeting to be held May 27, 2004 are incorporated by reference into Part III.

PART I
PART II
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX
Bylaws of the Registrant, as amended to dated
Revolving Credit Agreement
Registrant's Subsidiaries
Consent of PricewaterhouseCoopers LLP
Certification by Chief Executive Officer
Certification by Chief Financial Officer
906 Certification by CEO and CFO

PART I

ITEM 1.	BUSINESS

GENERAL

      Panera Bread Company (including its wholly and majority owned subsidiaries) may be referred to as the “Company,” “Panera Bread” or in the first person notation of “we,” “us,” and “ours” in the following discussion.

      The Company was originally formed in March 1981 under the name Au Bon Pain Co., Inc. and consisted of three Au Bon Pain bakery-cafes and one cookie store. The Company continued to grow the Au Bon Pain concept domestically, primarily on the east coast, and internationally throughout the 1980’s and 1990’s. On December 22, 1993, the Company purchased the Saint Louis Bread Company. At the time, the Saint Louis Bread Company consisted of 19 Company-owned and one franchised bakery-cafe primarily located in the Saint Louis, Missouri area. In August 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation for $73.0 million in cash before contractual purchase price adjustments of $1.0 million. The sale was completed May 16, 1999. At that time, the Company changed its name to Panera Bread Company. As of December 27, 2003, the Company operates, directly and through area development agreements with 32 franchisee groups, bakery-cafes under the names Panera Bread and Saint Louis Bread Company. See Note 16 of the Company’s Consolidated Financial Statements for segment information.

      As of December 27, 2003, the Company’s retail operations consist of 173 Company-owned bakery-cafes and 429 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.

      Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 35 states. The Company’s revenues were $355.9 million, consisting of $265.9 million of bakery-cafe sales, $36.2 million of franchise royalties and fees, and $53.7 million of fresh dough sales to franchisees, and franchisees’ bakery-cafe sales were $711.0 million for the fiscal year ended December 27, 2003.

      The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Number of bakery-cafes (includes majority-owned):
Company-owned:
Beginning of period	132	110	90
Bakery-cafes opened	29	23	21
Acquired from franchisees(1)	15	3	—
Bakery-cafes closed	(3)	(4)	(1)

End of period	173	132	110

Franchise operated:
Beginning of period	346	259	172
Bakery-cafes opened	102	92	88
Sold to Company(1)	(15)	(3)	—
Bakery-cafes closed	(4)	(2)	(1)

End of period	429	346	259

	For the fiscal year ended

	December 27,	December 28,	December 29,
	2003	2002	2001

System-wide:
Beginning of period	478	369	262
Bakery-cafes opened	131	115	109
Bakery-cafes closed	(7)	(6)	(2)

End of period	602	478	369

(1)	In January 2002, the Company purchased the area development rights and three operating bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the area development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees.

CONCEPT AND STRATEGY

      The Company’s concept focuses on the “Specialty Bread/ Bakery-Cafe” category. Its artisan breads, which are breads made with all natural ingredients and a craftsman’s attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept’s menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for a responsive and more special dining experience than that offered by traditional fast food. The Company’s goal is to make Panera Bread a nationally dominant brand name. Its menu, prototype, operating systems, design and real estate strategy allow it to compete successfully in several sub-businesses: breakfast, lunch, PM “chill out,” lunch in the evening, and take home bread. On a system-wide basis, annualized average unit volume increased 0.7% to $1,852,000 for the fifty-two weeks ended December 27, 2003 compared to $1,840,000 for the fifty-two weeks ended December 28, 2002.

      The distinctive nature of the Company’s menu offerings (centered around the fresh artisan bread products), the quality of its bakery-cafe operations, the Company’s signature cafe design, and the prime locations of its cafes are integral to the Company’s success. The Company believes its concept has significant growth potential, which it hopes to realize through a combination of Company and franchise efforts. Franchising is a key component of the Company’s success. Utilization of franchise operating partners has enabled the Company to grow more rapidly because of the added resources and capabilities they provide to implement the concepts and strategy developed by Panera. As of December 27, 2003, there were 429 franchised bakery-cafes operating and signed commitments to open an additional 409 bakery-cafes.

      There were 173 wholly or majority-owned Company bakery-cafes operating at December 27, 2003. In order to benefit from the advantages of local market ownership interest in Company bakery-cafes, the Company entered into an agreement in 2001 with its former president as a minority interest owner to develop and manage up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. Under this agreement, there were 27 bakery-cafes operating in these markets at December 27, 2003. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows.

      The Company believes that providing bakery-cafe operators the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated personnel, which will result in a better customer experience. The Company developed a program and began implementation in certain markets in 2003 to allow unit general managers and multi-unit managers to own a minority interest in a bakery-cafe. Prior to full implementation of the program, the Company modified the program from an ownership structure to a multi-year bonus structure, which will allow operators to participate in the success of a bakery-cafe. The Company expects to continue implementation of this bonus structure where appropriate as an alternative to its traditional Company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

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

      The Company regularly reviews and revises its menu offerings to satisfy changing customer preferences and to maintain customer interest within its target customer groups, the “bread loving trend-setters” and the “bread loving traditionalists.” Both of these target customer groups seek a quality experience that reflects their discriminating tastes. The major characteristic that sets these two groups apart is the more enthusiastic embrace of new and nutritional menu items by the “Trend-Setters.” New menu items are developed in test kitchens and then introduced in a limited number of the Company’s bakery-cafes to determine customer response and verify that preparation and operating procedures maintain product consistency, high quality standards, and profitability. If successful, they are then introduced in the rest of the Company’s bakery-cafes and franchise bakery-cafes.

MARKETING

      The Company believes it competes on the basis of providing an entire experience rather than price only. Pricing is structured so customers perceive good value with high quality food at reasonable prices to encourage frequent visits. The Company measures its average check per transaction. The total average check per transaction at the Company-owned bakery-cafes opened eighteen months or longer at December 27, 2003 was $6.61. Breakfast average check per transaction was $4.86, lunch average check per transaction was $7.65, PM “chill out” average check per transaction was $6.67, and lunch in the evening average check per transaction was $7.42. The Company attempts to increase its per location sales through menu development, product merchandising and promotions at every day prices and by sponsorship of local community charitable events.

      Franchised bakery-cafes contribute to the Company 0.4% of sales to a national advertising fund and 0.4% of sales as a marketing administration fee and are required to spend 2.0% of sales in their local markets on advertising. The Company contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee. The national advertising fund and marketing administration fee contributions received from franchised bakery-cafes are consolidated with Company amounts in the Company’s financial statements. Liabilities for unexpended funds are included in accrued expenses in the consolidated balance sheets. The Company’s contributions to the national advertising fund and marketing administration fee as well as its own media costs are recorded as part of other operating expenses in the consolidated statements of operations. The Company may utilize external media when deemed appropriate and cost effective in specific markets.

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

      The Company designs each bakery-cafe to provide a differentiated environment, using in many cases fixtures and materials complementary to the neighborhood location of the bakery-cafe. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between the Company’s bakery-cafes and other bakery-cafes serving breakfast and lunch. Many of the Company’s cafes also feature outdoor cafe seating. The average construction, equipment, furniture and fixture, and signage cost for the 29 Company bakery-cafes opened in 2003 was $850,000 per bakery-cafe after landlord allowances.

      The average bakery-cafe size is 4,330 square feet. Currently all Company-owned bakery-cafes are in leased premises. Lease terms are typically ten years with one, two, or three five-year renewal option periods thereafter. Leases typically have charges for minimum base occupancy, a proportionate share of building and common area operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level.

BAKERY SUPPLY CHAIN

      Bakery-cafes in the system use fresh dough for their sourdough and artisan breads and bagels. Fresh dough is supplied daily by the Company’s fresh dough facility system for both Company-owned and franchise-operated bakery-cafes. The following table sets forth the number of fresh dough facilities:

	December 27,	December 28,	December 29,
	2003	2002	2001

Regional Fresh Dough Facilities:
Company-operated	16	14	12
Franchise-operated	1	1	1
Au Bon Pain Facility(1)	—	—	1

Total Fresh Dough Facilities	17	15	14

(1)	Supplied fresh dough via a supply agreement.

      The Company believes its fresh dough facility system provides a competitive advantage. The fresh dough facilities ensure both consistent quality and supply of fresh dough products to both Company-owned and franchised bakery-cafes. The Company focuses its growth in areas that allow it to continue to gain efficiencies through leveraging the fixed cost of its current fresh dough facility structure and to selectively enter new markets which require the construction of additional facilities when sufficient numbers of bakery-cafes may be opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to the bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by Company personnel. At December 27, 2003, 98 trucks were leased by the Company. The optimal distribution limit is approximately 200 miles. An average distribution route delivers dough to 6 bakery-cafes.

      The Company has contracted externally for the supply of the remaining baked goods in the bakery-cafes, referred to as sweet goods. In March 1998, the Company entered into a multi-year supply agreement with Bunge Food Corporation (“Bunge”) for the supply of substantially all of its sweet goods. The Company’s pricing was structured as a cost plus arrangement. In November 2002, the Company signed an agreement with Dawn Food Products, Inc. (“Dawn”) to provide sweet goods for the period 2003-2007. The agreement with Dawn is also structured as a cost plus agreement. The transition from Bunge to Dawn was completed in the first quarter of fiscal 2003.

COMPETITION

      The Company experiences competition from numerous sources in its trade areas. The Company’s bakery-cafes compete based on customers’ needs for breakfast, lunch, daytime “chill-out,” lunch in the evening, and take home bread sales. The competitive factors include location, environment, customer service, price, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company’s competitors may have capital resources exceeding those available to the Company. Our primary competitors include specialty food and casual dining restaurant retailers including national, regional, and locally-owned concepts.

MANAGEMENT INFORMATION SYSTEMS

      Each Company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from the Company’s corporate office. The Company allows franchisees who elect to do so access to certain of its proprietary bakery-cafe systems and systems support.

      The Company’s in-store information system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to the Company’s accounting department on a daily basis. The Company uses this data to generate weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each Company-owned bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The fresh dough facilities have computerized systems which allow the fresh dough facilities to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafes.

      The Company has network/ integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems and all major operational systems, such as store operating performance database systems.

DISTRIBUTION

      The Company uses independent distributors to distribute sweet goods products and other materials to bakery-cafes. By contracting with independent distributors, the Company has been able to eliminate investment in distribution systems and to focus its managerial and financial resources on its retail operations. With the exception of fresh dough products supplied by the fresh dough facilities, virtually all other food products and supplies for retail operations, including paper goods, coffee, and smallwares, are contracted for by the Company and delivered by the vendors to the distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.

      Franchised bakery-cafes operate under individual contracts with either the Company’s distributor or other regional distributors. As of December 27, 2003, there were three primary distributors serving the Panera Bread system.

FRANCHISE OPERATIONS

      The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees and annually files an Uniform Franchise Offering Circular to facilitate sale of additional franchise development agreements. The franchise agreement typically requires the payment of an up-front franchise fee of $35,000 (broken down into $5,000 at the signing of the area development agreement and $30,000 at or before the bakery-cafe opens) and continuing royalties of 4-5% on sales from each bakery-cafe. Franchise-operated bakery-cafes follow the same standards for product quality, menu, site selection and bakery-cafe construction as do Company-owned bakery-cafes. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company’s fresh dough facility system supplies fresh dough products to substantially all franchise-operated bakery-cafes. The Company does not finance franchisee construction or area development agreement purchases. In addition, the Company does not hold an equity interest in any of the franchised bakery-cafes.

      The Company has entered into franchise area development agreements with 32 franchisee groups as of December 27, 2003. Also, as of December 27, 2003, there were 429 franchised bakery-cafes open and commitments to open 409 additional franchised bakery-cafes. The Area Development Agreement (ADA) requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. At the present time, the Company does not have any international franchise development agreements.

EMPLOYEES

      As of December 27, 2003, the Company had 3,924 full-time associates (defined as associates who average 25 hours or more per week), of whom 344 were employed in general or administrative functions principally at or from the Company’s Support Centers (executive offices); 676 were employed in the Company’s fresh dough facility operations; and 2,904 were employed in the Company’s bakery-cafe operations as bakers, managers, and associates. The Company also had 4,078 part-time hourly associates at the bakery-cafes. There are no collective bargaining agreements. The Company considers its employee relations to be good. The Company places a priority on staffing its bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invests in training programs to ensure the quality of its operations.

TRADEMARKS

      The “Panera Bread” and “Saint Louis Bread Company” names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.

ACCESS TO INFORMATION

      Our Internet address is www.panerabread.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

GOVERNMENT REGULATION

      Each fresh dough facility and Company-operated and franchised bakery-cafe is subject to regulation and licensing by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities and bakery-cafes as well as fines and possible closure relating to existing fresh dough facilities and bakery-cafes.

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

      The Company and its fresh dough facilities are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings, or the competitive position of the Company. Estimated expenditures for environmental compliance matters are not material.

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

ITEM 2. PROPERTIES

      All Company-owned bakery-cafes are located in leased premises with lease terms typically for ten years with one, two, or three five-year renewal option periods thereafter. Leases typically have charges for minimum base occupancy, a proportionate share of building and common area operating expenses and real estate taxes, and a contingent percentage rent based on sales above a stipulated sales level.

      Information with respect to the Company-operated leased fresh dough facilities as of December 27, 2003 is set forth below:

Facility	Square Footage

Franklin, MA	40,300
Chicago, IL	30,900
Cincinnati, OH	14,000
Washington, DC (located in Beltsville, MD)	17,900
Warren, OH	16,300
St. Louis, MO	30,000
Orlando, FL	16,500
Atlanta, GA	18,000
Greensboro, NC	9,600
Kansas City, KS	17,000
Detroit, MI	13,500
Dallas, TX	7,800
Minneapolis, MN	8,900
Ontario, CA	13,900
Fairfield, NJ	20,200
Denver, CO	10,000

      The Company leases approximately 34,000 square feet in Richmond Heights, MO for its corporate office. The annual rent is approximately $616,000. The lease expires October 31, 2010. The Company also leases approximately 17,600 square feet of office space in Needham, MA to house portions of its executive and support functions. The annual rent on this space is approximately $225,000. The lease expires October 31, 2008.

      Information with respect to the number of bakery-cafes operated by state at December 27, 2003 is set forth below:

Panera Bread/ St. Louis Bread Co. Bakery-Cafes

		Franchise-
	Company	operated	Total
State	bakery-cafes	bakery-cafes	bakery-cafes

Alabama	4		4
Arkansas		2	2
California		5	5
Colorado		14	14
Connecticut	1	4	5
Delaware		1	1
Florida	5	43	48
Georgia	8	6	14
Iowa		13	13
Illinois	34	32	66

		Franchise-
	Company	operated	Total
State	bakery-cafes	bakery-cafes	bakery-cafes

Indiana	3	15	18
Kansas		14	14
Kentucky	4	1	5
Massachusetts	2	18	20
Maryland		18	18
Maine		2	2
Michigan	32	8	40
Minnesota		20	20
Missouri	36	16	52
North Carolina	1	17	18
Nebraska		7	7
Nevada		2	2
New Hampshire		7	7
New Jersey		25	25
New York	5	3	8
Ohio	6	55	61
Oklahoma		15	15
Pennsylvania	7	27	34
Rhode Island		3	3
South Carolina	2		2
Tennessee	1	9	10
Texas	2	9	11
Virginia	20	1	21
West Virginia		2	2
Wisconsin		15	15

Totals	173	429	602

ITEM 3.	LEGAL PROCEEDINGS

      The Company is not subject to any material litigation, but is subject to claims and legal action in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows if decided in a manner unfavorable to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 27, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a)     Market Information.

      The Company’s Class A Common Stock is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “PNRA.” There is no established public trading market for the Company’s

Class B Common Stock. The following table sets forth the high and low sale prices for the Company’s Class A Common Stock as reported by Nasdaq for the fiscal periods indicated.

2003	High	Low

First Quarter	$37.64	$24.55
Second Quarter	$45.00	$32.10
Third Quarter	$47.79	$37.36
Fourth Quarter	$47.32	$34.61

2002	High	Low

First Quarter	$34.85	$24.62
Second Quarter	$36.80	$29.81
Third Quarter	$35.14	$23.64
Fourth Quarter	$37.95	$25.50

      On February 27, 2004, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $38.76.

     (b)     Holders.

      On February 27, 2004, the Company had 1,939 holders of record of its Class A Common Stock and 46 holders of its Class B Common Stock.

     (c)     Dividends.

      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in 2004 as it intends to re-invest earnings in continued growth of its operations.

     (d)     Securities Authorized for Issuance under Equity Compensation Plans.

      The Company discloses information about its securities authorized for issuance under equity compensation plans in Item 12 of this annual report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data has been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto.

	For the fiscal years ended(1)

	December 27,	December 28,	December 29,	December 30,	December 25,
	2003	2002	2001	2000	1999(2)

	(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$265,933	$212,645	$157,684	$125,486	$156,738
Franchise royalties and fees	36,245	27,892	19,577	12,059	7,384
Fresh dough sales to franchisees	53,708	37,215	23,856	13,844	7,237

Total Revenue	355,886	277,752	201,117	151,389	171,359

	For the fiscal years ended(1)

	December 27,	December 28,	December 29,	December 30,	December 25,
	2003	2002	2001	2000	1999(2)

	(in thousands, except per share data)
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	73,727	63,255	48,253	40,998	52,362
Labor	81,152	63,172	45,768	36,281	45,167
Occupancy	17,990	14,619	11,345	9,313	15,552
Other operating expenses	36,804	27,971	20,729	16,050	18,740

Total bakery-cafe expenses	209,673	169,017	126,095	102,642	131,821

Fresh dough cost of sales to franchisees	47,151	33,959	21,965	12,261	6,490
Depreciation and amortization	19,487	13,965	10,839	8,412	6,379
General and administrative expenses	28,140	24,986	19,589	16,381	17,104
Pre-opening expenses	1,531	1,051	912	414	301
Non-recurring charge(3)	—	—	—	494	5,545

Total costs and expenses	305,982	242,978	179,400	140,604	167,640

Operating profit	49,904	34,774	21,717	10,785	3,719
Interest expense	48	32	72	164	2,745
Other expense (income), net	1,227	287	213	(409)	735
Loss from early extinguishment of debt(4)	—	—	—	—	579
Minority interest	365	180	8	—	(25)

Income (loss) before income taxes and cumulative effect of accounting change	48,264	34,275	21,424	11,030	(315)
Provision for income taxes	17,616	12,510	8,272	4,177	314

Income (loss) before cumulative effect of accounting change	30,648	21,765	13,152	6,853	(629)
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit(5)	239	—	—	—	—

Net income (loss)	$30,409	$21,765	$13,152	$6,853	$(629)

	For the fiscal years ended(1)

	December 27,	December 28,	December 29,	December 30,	December 25,
	2003	2002	2001	2000	1999(2)

	(in thousands, except per share and bakery-cafe data)
Per common share:
Basic:
Income (loss) before cumulative effect of accounting change	$1.03	$0.75	$0.47	$0.27	$(0.03)
Cumulative effect of accounting change(5)	(0.01)	—	—	—	—

Net income (loss)	$1.02	$0.75	$0.47	$0.27	$(0.03)

Diluted:
Income (loss) before cumulative effect of accounting change	$1.01	$0.73	$0.46	$0.26	$(0.03)
Cumulative effect of accounting change(5)	(0.01)	—	—	—	—

Net income (loss)	$1.00	$0.73	$0.46	$0.26	$(0.03)

Weighted average shares of common stock outstanding:
Basic	29,733	28,923	27,783	25,114	24,274
Diluted	30,423	29,891	28,886	26,267	24,274
Comparable bakery-cafe sales percentage increases for:
Company-owned bakery-cafes	1.7%	4.1%	5.8%	8.1%	3.3	%(6)
Franchise-operated bakery-cafes	(0.4)%	6.1%	5.8%	10.3%	(7)
System-wide	0.2%	5.5%	5.8%	9.1%	(7)
Consolidated balance sheet data:
Cash and cash equivalents	$42,402	$29,924	$18,052	$9,011	$1,936
Total assets	$245,943	$188,440	$143,934	$111,689	$91,029
Stockholders’ equity	$195,937	$153,656	$119,872	$91,588	$73,246
Bakery-cafe data:
Company-owned bakery-cafes open	173	132	110	90	81	(6)
Franchise-owned bakery-cafes open	429	346	259	172	100	(6)

Total bakery-cafes open	602	478	369	262	181

(1)	Fiscal year 2000 consists of 53 weeks. Fiscal years 2003, 2002, 2001, and 1999 were comprised of 52 weeks.

(2)	Includes the results of the Au Bon Pain Division (ABP) until it was sold on May 16, 1999.

(3)	In 1999, the Company recorded a $5.5 million impairment charge to reflect the May 1999 sale of ABP. In 2000, the Company received a payment of $0.9 million as consideration for amending the ABP sale agreement to permit a subsequent sale. This non-recurring gain was offset by a $0.9 non-recurring charge related to the sale and a $0.5 million charge for asset impairment relating to closure of four Panera Bread bakery-cafes.

(4)	Loss from extinguishment of debt was reclassified from an extraordinary item in accordance with the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(5)	Effective December 29, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share. For further information, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

(6)	Excludes Au Bon Pain stores.

(7)	Information not available.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      Matters described in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements, identified by the words “believe,” “positioned,” “estimate,” “project,” “target,” “continue,” “will,” “intend,” “expect,” “future,” “anticipates,” and similar expressions express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements within the Company; continued execution of development; obligations by franchisee groups; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; availability of labor; national and regional weather conditions, including the impact on cost and availability of ingredients such as flour, butter, and protein products; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general.

General

      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

      The Company has included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” information on franchised and system-wide comparable bakery-cafe sales increases, annualized average unit volumes, and average weekly sales. Management believes inclusion of system-wide sales information, particularly annualized average unit volumes and average weekly sales, is useful in assessing consumer acceptance of the Company’s bakery-cafe concept as it measures the impact of both comparable sales and new stores. Franchised sales information also provides an understanding of the Company’s revenues as royalties from franchisees are based on their sales.

      The Company’s revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are the sales of dough products to our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate to Company-owned bakery-cafe sales. The cost of fresh dough sales relates to the sale of fresh dough products and sweet goods to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

      The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal years ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Revenues:
Bakery-cafe sales	74.7%	76.6%	78.4%
Franchise royalties and fees	10.2	10.0	9.7
Fresh dough sals to franchisees	15.1	13.4	11.9

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses(1):
Cost of food and paper products	27.7%	29.7%	30.6%
Labor	30.5	29.7	29.0
Occupancy	6.8	6.9	7.2
Other operating expenses	13.8	13.2	13.1

Total bakery-cafe expenses	78.8	79.5	80.0

Fresh dough cost of sales to franchisees(2)	87.8	91.3	92.1
Depreciation and amortization	5.5	5.0	5.4
General and administrative expenses	7.9	9.0	9.7
Pre-opening expenses	0.4	0.4	0.5

Operating profit	14.0	12.5	10.8
Interest expense	—	—	—
Other expense, net	0.3	0.1	0.1
Minority interest	0.1	0.1	—

Income before income taxes and cumulative effect of accounting change	13.6	12.3	10.7
Income taxes	4.9	4.5	4.1

Net income before cumulative effect of accounting change	8.6	7.8	6.5
Cumulative effect to December 28, 2002 of accounting change, net of tax	0.1	—	—

Net income	8.5%	7.8%	6.5%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

      The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Number of bakery-cafes (includes majority-owned):
Company-owned:
Beginning of period	132	110	90
Bakery-cafes opened	29	23	21
Acquired from franchisees(1)	15	3	—
Bakery-cafes closed	(3)	(4)	(1)

End of period	173	132	110

Franchise operated:
Beginning of period	346	259	172
Bakery-cafes opened	102	92	88
Sold to Company(1)	(15)	(3)	—
Bakery-cafes closed	(4)	(2)	(1)

End of period	429	346	259

System-wide:
Beginning of period	478	369	262
Bakery-cafes opened	131	115	109
Bakery-cafes closed	(7)	(6)	(2)

End of period	602	478	369

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the area development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees.

      Increases in comparable bakery-cafe sales for the fifty-two weeks ended December 27, 2003, December 28, 2002, and December 29, 2001 were as follows:

	Fifty-two weeks ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Company-owned	1.7%	4.1%	5.8%
Franchise-operated	-0.4%	6.1%	5.8%
System-wide	0.2%	5.5%	5.8%

      Comparable bakery-cafe sales exclude the closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 four-week periods.

      Comparable sales increases were lower during the fifty-two weeks ended December 27, 2003 than during the fifty-two weeks ended December 28, 2002 and December 29, 2001 as a result of several factors. These factors include the more difficult winter weather in the first quarter of 2003, the negative impact of the east coast and midwest power outage and hurricane Isabel in 2003, and the impact of ROI based real estate decisions relating to new stores that negatively impacted existing store performance in 2003. In addition, during the second quarter of 2003, the Company began to implement increased staffing and other initiatives that focused on quality and speed of customer service in Company-owned bakery-cafes. The implementation of these initiatives will occur on a trailing basis at franchised bakery-cafes, as the Company initially tests changes in Company-owned bakery cafes before recommending changes to its franchise partners.

Fiscal Year 2003 Compared to Fiscal Year 2002

Results of Operations

Revenues

      Total Company revenues for the fifty-two weeks ended December 27, 2003 increased 28.1% to $355.9 million compared to $277.8 million for the fifty-two weeks ended December 28, 2002. The growth in total revenues for the fifty-two weeks ended December 27, 2003, as compared to the prior year, is primarily due to the opening of 131 new bakery-cafes in 2003 as well as the increase in system-wide average weekly sales (excluding closed locations) of 0.7% for the fifty-two weeks ended December 27, 2003.

      Bakery-cafe sales for the fifty-two weeks ended December 27, 2003 for the Company increased 25.1% to $265.9 million from $212.6 million for the fifty-two weeks ended December 28, 2002. The increase in bakery-cafe sales is primarily due to the impact of a full year’s operations of the 23 Company bakery-cafes opened in 2002, the opening of 29 Company-owned bakery-cafes in 2003, and the 1.7% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 27, 2003. The average weekly sales per Company-owned bakery-cafe (excluding closed locations) and the related number of operating weeks for the fifty-two weeks ended December 27, 2003 and December 28, 2002 are as follows:

	For the fifty-two weeks ended

	December 27,	December 28,
	2003	2002

Company-owned average weekly sales	$35,208	$33,924
Company-owned number of operating weeks	7,555	6,265

      Franchise royalties and fees rose 29.7% to $36.2 million for the fifty-two weeks ended December 27, 2003 from $27.9 million for the fifty-two weeks ended December 28, 2002. The components of franchise royalties and fees are as follows (in thousands):

	For the fifty-two weeks ended

	December 27,	December 28,
	2003	2002

Franchise Fees	$3,342	$3,200
Franchise Royalties	32,903	24,692

Total	$36,245	$27,892

      The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 92 franchised bakery-cafes opened in 2002 and the addition of 102 franchised bakery-cafes in 2003. The average weekly sales per franchise-operated bakery-cafe (excluding closed locations) and the related number of operating weeks for the fifty-two weeks ended December 27, 2003 and December 28, 2002 are as follows:

	For the fifty-two weeks ended

	December 27,	December 28,
	2003	2002

Franchise average weekly sales	$35,777	$35,997
Franchise number of operating weeks	19,872	15,068

      As of December 27, 2003, there were 429 franchised bakery-cafes open and commitments to open 409 additional franchised bakery-cafes. We expect these bakery-cafes to open over the next ten years according to the timetable established in the area development agreements (ADA), with the majority opening in the next four to five years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

      Fresh dough facility sales to franchisees increased 44.4% to $53.7 million for the fifty-two weeks ended December 27, 2003 from $37.2 million for the fifty-two weeks ended December 28, 2002. The increase was primarily driven by the increased number of franchise bakery-cafes opened, as well as a shift in certain product being distributed through the fresh dough facility system rather than a third party.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 27.7% of bakery-cafe sales for the fifty-two weeks ended December 27, 2003 compared to 29.7% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as it opened more bakery-cafes in fiscal 2003. For the fifty-two weeks ended December 27, 2003, there was an average of 32.7 bakery-cafes per fresh dough facility compared to an average of 27.3 for the fifty-two weeks ended December 28, 2002. Additionally, lower ingredient costs, including the benefits of our new sweet goods contract that commenced during the first quarter of fiscal 2003, further benefited food cost.

      Labor expense was $81.2 million, or 30.5% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003 compared to $63.2 million, or 29.7% of bakery-cafe sales, for the fifty-two weeks ended December 28, 2002. The labor expense as a percentage of bakery-cafe sales increased between the fifty-two weeks ended December 27, 2003 and the fifty-two weeks ended December 28, 2002 primarily as a result of our customer service initiatives in fiscal 2003 related to quality and speed of service as well as table delivery service testing and the continued commitment to training and staffing our bakery-cafes.

      Occupancy costs were $18.0 million, or 6.8% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003 compared to $14.6 million, or 6.9% of bakery-cafe sales, for the fifty-two weeks ended December 28, 2002. The occupancy cost as a percentage of bakery-cafe sales declined for the fifty-two weeks ended December 27, 2003 due to the leveraging of these costs over higher sales volumes.

      Other bakery-cafe operating expenses, which include advertising, retail field overhead, utilities, and other cafe expenses, were $36.8 million, or 13.8% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003 compared to $28.0 million, or 13.2% of bakery-cafe sales, for the fifty-two weeks ended December 28, 2002. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fifty-two weeks ended December 27, 2003 is primarily due to increased organizational costs for field management, costs associated with new markets opened which do not yet have multi-unit leverage, and increased recruiting and training, repair and maintenance, and advertising costs.

      For the fifty-two weeks ended December 27, 2003, fresh dough facility cost of sales to franchisees was $47.2 million, or 87.8% of fresh dough facility sales to franchisees, compared to $34.0 million, or 91.3% of fresh dough facility sales to franchisees, for the fifty-two weeks ended December 28, 2002. The decrease in the fresh dough cost of sales rate in fiscal 2003 was primarily due to favorable ingredient costs and the impact of the favorable change in our sweet goods supply agreement, which took effect during the first quarter of fiscal 2003.

      Depreciation and amortization was $19.5 million, or 5.5% of total revenue, for the fifty-two weeks ended December 27, 2003 compared to $14.0 million, or 5.0% of total revenue, for the fifty-two weeks ended December 28, 2002. The increase in depreciation and amortization as a percentage of total revenue for the fifty-two weeks ended December 27, 2003 compared to the fifty-two weeks ended December 28, 2002 is primarily due to the impact of a full year’s depreciation of prior year’s capital expenditures and increased capital expenditures in the current year.

      General and administrative expenses were $28.1 million, or 7.9% of total revenue, and $25.0 million, or 9.0% of total revenue, for the fifty-two weeks ended December 27, 2003 and December 28, 2002, respectively. The decrease in the general and administrative expense rate between 2003 and 2002 results primarily from higher revenues, which help leverage general and administrative expenses, and from decreased bonus costs.

      Pre-opening expenses, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs which are included in other operating expenses, of $1.5 million, or 0.4% of total revenue, for the fifty-two weeks ended December 27, 2003 were consistent with the $1.1 million, or 0.4% of total revenue, of pre-opening expenses for the fifty-two weeks ended December 28, 2002.

Operating Profit

      Operating profit for the fifty-two weeks ended December 27, 2003 increased to $49.9 million, or 14.0% of total revenue, from $34.8 million, or 12.5% of total revenue, for the fifty-two weeks ended December 28, 2002. Operating profit for the fifty-two weeks ended December 27, 2003 rose as a result of operating leverage that results from opening 29 Company bakery-cafes in 2003 as well as the factors described above.

Other Expense

      Other expense for the fifty-two weeks ended December 27, 2003 increased to $1.2 million, or 0.3% of total revenue, from $0.3 million, or 0.1% of total revenue, for the fifty-two weeks ended December 28, 2002. The increase in other expense results primarily from increased operating fee payments to the minority interest owner. See Note 12 for additional information.

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner.

Income Taxes

      The provision for income taxes increased to $17.6 million for the fifty-two weeks ended December 27, 2003 compared to $12.5 million for the fifty-two weeks ended December 28, 2002. The tax provisions for the fifty-two weeks ended December 27, 2003 and December 28, 2002 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

      Income before cumulative effect of accounting change for the fifty-two weeks ended December 27, 2003 increased $8.9 million, or 40.8%, to $30.6 million, or $1.01 per diluted share, compared to income before cumulative effect of accounting change of $21.8 million, or $0.73 per diluted share, for the fifty-two weeks ended December 28, 2002. The increase in income before cumulative effect of accounting change in 2003 was primarily due to the operating leverage from the opening of 23 bakery-cafes in 2002 that were open for a full year in 2003 and leverage from opening 29 bakery-cafes in 2003.

Cumulative Effect of Accounting Change

      Effective December 29, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share. For further information, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Net Income

      Net income for the fifty-two weeks ended December 27, 2003 increased $8.6 million, or 39.7%, to $30.4 million, or $1.00 per diluted share, compared to net income of $21.8 million, or $0.73 per diluted share, for the fifty-two weeks ended December 28, 2002. The increase in net income in 2003 is consistent with the factors described above.

Fiscal Year 2002 Compared to Fiscal Year 2001

Results of Operations

Revenues

      Total Company revenues for the fifty-two weeks ended December 28, 2002 increased 38.1% to $277.8 million compared to $201.1 million for the fifty-two weeks ended December 29, 2001. The growth in total revenues for the fifty-two weeks ended December 28, 2002, as compared to the prior year is primarily due to the impact of a full year’s operation of the 109 system-wide bakery-cafes opened in 2001, the opening of 115 new bakery-cafes in 2002, and the 5.5% increase in system-wide comparable bakery-cafe sales impact on bakery-cafe sales and royalties from franchisees.

      Bakery-cafe sales for the fifty-two weeks ended December 28, 2002 for the Company increased 34.8% to $212.6 million from $157.7 million for the fifty-two weeks ended December 29, 2001. The increase in bakery-cafe sales is primarily due to the impact of a full year’s operations of the 21 bakery-cafes opened in 2001, the opening of 23 new Company-owned bakery-cafes in 2002, and the 4.1% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 28, 2002. The average weekly sales per Company-owned bakery-cafe (excluding the specialty bakery-cafes and closed locations) and the related number of operating weeks for the fifty-two weeks ended December 28, 2002 and December 29, 2001 are as follows:

	For the fifty-two weeks ended

	December 28,	December 29,
	2002	2001

Company-owned average weekly sales	$33,924	$31,460
Company-owned number of operating weeks	6,265	4,984

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

      Franchise royalties and fees rose 42.3% for the fifty-two weeks ended December 28, 2002 to $27.9 million from $19.6 million for the fifty-two weeks ended December 29, 2001. The components of franchise royalties and fees are as follows:

	For the fifty-two weeks ended

	December 28,	December 29,
	2002	2001

Franchise Fees	$3,200	$2,739
Franchise Royalties	24,692	16,838

Total	$27,892	$19,577

      The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 88 franchised bakery-cafes opened in 2001, the addition of 92 franchised bakery-cafes in 2002, and a 6.1% increase in comparable franchised bakery-cafe sales (excluding the specialty bakery-cafe and closed locations) for the fifty-two weeks ended December 28, 2002. The average weekly sales per franchise-operated bakery-cafe (excluding the specialty bakery-cafe and closed locations) and the related number of operating weeks for the fifty-two weeks ended December 28, 2002 and December 29, 2001 are as follows:

	For the fifty-two weeks ended

	December 28,	December 29,
	2002	2001

Franchise average weekly sales	$35,997	$34,607
Franchise number of operating weeks	15,068	10,735

      Fresh dough facility sales to franchisees increased 55.6% to $37.2 million for the fifty-two weeks ended December 28, 2002 from $23.9 million for the fifty-two weeks ended December 29, 2001. The increase was primarily driven by the growth in comparable franchise-operated bakery-cafe sales and the increased number of franchise-operated bakery-cafes described above.

Costs and Expenses

      The cost of food and paper products includes the costs associated with the fresh dough facility operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough facility operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough facility cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 29.7% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002, compared to 30.6% of bakery-cafe sales for the fifty-two weeks ended December 29, 2001. For the fifty-two weeks ended December 28, 2002, there was an average of 27.3 bakery-cafes per fresh dough facility compared to an average of 22.6 for the fifty-two weeks ended December 29, 2001. This results in greater manufacturing and distribution efficiencies and a reduction of costs as a percentage of bakery-cafe sales. Additionally, food cost improvements resulted from better utilization of information provided by our information technology systems to manage food costs at the bakery-cafe. These efficiencies were offset in part by inefficiencies associated with the artisan bread roll out and the higher cost of flour.

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

      For the fifty-two weeks ended December 28, 2002, fresh dough facility cost of sales to franchisees was $34.0 million or 91.3% of fresh dough facility sales to franchisees compared to $22.0 million or 92.1% of fresh dough facility sales to franchisees for the fifty-two weeks ended December 29, 2001. The decrease in the fresh dough facility cost of sales rate was primarily due to the lower cost of butter between 2002 and 2001. The average price of butter per pound decreased 23.7% to $1.32 per pound from $1.73 per pound for the fifty-two weeks ended December 28, 2002. This was offset in part by the increased cost of product purchased under the Bunge Foods sweet goods contract. The Company entered into a five-year supply agreement for sweet goods in 1998 with Bunge Foods Corporation (“Bunge”). The Company’s pricing for years one through four of the contract was at Bunge’s cost plus 18.07%. In year five of the contract, beginning in March of 2002, pricing changed to Bunge’s cost plus 36.0%. The Company charges a transfer price of 22.1% of retail price of the underlying product to both Company-owned and franchise-operated bakery-cafes. The cost differential (difference between the price charged to the Company by Bunge and the transfer price charged by the Company to Company-owned and franchise-operated bakery-cafes) results in a profit or loss to the Company which is allocated to cost of food and paper products and fresh dough facility cost of sales to franchisees on the Company’s Consolidated Statement of Operations based on the number of Company-owned or franchise-operated bakery-cafes to the total system.

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

Operating Profit

      Operating profit for the fifty-two weeks ended December 28, 2002 increased to $34.8 million or 12.5% of total revenue from $21.7 million or 10.8% of total revenue for the fifty-two weeks ended December 29, 2001. Operating profit for the fifty-two weeks ended December 28, 2002 rose as a result of the factors described above.

Minority Interest

      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner in the Northern Virginia/ Central Pennsylvania area.

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

Net Income

      Net income for the fifty-two weeks ended December 28, 2002 increased $8.6 million or 65.2% to $21.8 million or $0.73 per diluted share compared to net income of $13.2 million or $0.46 per diluted share for the fifty-two weeks ended December 29, 2001. The increase in net income in 2002 was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, fresh dough facility sales to franchisees as well as the leveraging of general and administrative and depreciation and amortization expenses.

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

      The Company recognizes revenue upon delivery of product or performance of services as follows. Bakery-cafe sales are recorded upon delivery of food and other products to a customer. In addition, fresh dough sales to franchisees are recorded upon delivery of fresh dough to franchisees. Also, franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafes. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.

      The Company has recorded a valuation allowance to reduce its deferred tax asset arising from capital loss carryforwards on the sale of the Au Bon Pain Division and charitable contribution carryforwards which it may not be able to utilize prior to their expiration. The Company’s recorded net deferred tax asset is limited by the underlying tax benefit that it expects to ultimately realize. An adjustment to income could be required if the Company were to determine that it could realize tax benefits in amounts greater or less than the amounts previously recorded.

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired. Annually, and whenever an event or circumstance indicates it is more likely than not the Company’s goodwill has been impaired, management assesses the carrying value of its recorded goodwill. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of the underlying net assets inclusive of goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified indicating an impairment in the value of the Company’s intangible assets.

      We are self-insured for a significant portion of our workers’ compensation and general, auto, and property liability insurance. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data to determine required insurance reserves. These assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. Actual experience related to number of claims and cost per claim could be more or less favorable than estimated resulting in expense reduction or increase.

Other Commitments

      The Company is obligated under non-cancelable operating leases for its administrative offices, fresh dough facilities, and bakery-cafes. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 74 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from January 31, 2004 to February 1, 2014, and the guarantees have a potential amount of future rental payments of approximately $38.6 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

      In 2001, the Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 27 bakery-cafes in operation under this agreement at December 27, 2003 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.1 million would have been required.

      The Company reached agreement with Dawn Food Products, Inc. in the first quarter of 2003 to provide sweet goods for the period 2003-2007. The agreement with Dawn is structured as a cost plus agreement.

      In fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. In accordance with SFAS 5, the Company has not recorded a liability for these amounts due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee. As of December 27, 2003, the total amount potentially owed employees under these Agreements was approximately $4.5 million.

Liquidity and Capital Resources

      Cash and cash equivalents were $42.4 million at December 27, 2003 compared with $29.9 million at December 28, 2002. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling, and maintaining fresh dough facilities, and for enhancements of information systems. For the fifty-two weeks ended December 27, 2003, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options. Proceeds from the exercise of stock options totaled $4.2 million for the fifty-two weeks ended December 27, 2003 and $3.0 million for the fifty-two weeks ended December 28, 2002.

      Funds provided by operating activities for the fifty-two weeks ended December 27, 2003 were $68.5 million compared to $46.3 million for the fifty-two weeks ended December 28, 2002. For 2003, funds provided consisted primarily of $30.4 million from net income, $19.5 from depreciation, $6.8 million from the tax benefit from stock option exercises, and $8.8 million from decreased deferred taxes due principally to utilization of net operating loss carryforwards. For 2002, funds provided consisted primarily of $21.8 million from net income, $14.0 million from depreciation, $8.1 million from the tax benefit from stock option exercises, and $4.2 million from decreased deferred taxes due principally to utilization of net operating loss carryforwards.

      As of December 27, 2003 the Company had fully utilized all of its net operating loss carryforwards. At December 28, 2002, the Company had net operating loss carryforwards of $17.2 million. At December 27, 2003 and December 28, 2002, the Company had federal jobs tax credit carryforwards of $0.1 million and $1.2 million, respectively, which expire in the years 2014-2015, and charitable contribution carryforwards of

$8.6 million and $6.5 million, respectively, which expire in the years 2005-2008. In addition, the Company has federal alternative minimum tax credit carryforwards of $3.5 million at December 27, 2003 and December 28, 2002 which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis. A valuation allowance of $3.6 million and $3.8 million at December 27, 2003 and December 28, 2002, respectively, is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. As the Company utilized its $17.2 million of federal income tax net operating loss carryforwards in 2003, it will become a cash federal income tax payer in fiscal 2004.

      As of December 27, 2003 and December 28, 2002, the Company had investments of $9.0 million and $9.1 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of December 27, 2003, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at December 27, 2003.

      Total capital expenditures for the fifty-two weeks ended December 27, 2003 were $41.2 million and were primarily related to the opening of 29 Company-owned bakery-cafes, the opening of 3 fresh dough facilities, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, the Company acquired 15 operating bakery-cafes, 2 closed bakery-cafes, and 2 bakery-cafes under construction from franchisees for $21.0 million. The Company recorded goodwill of $13.8 million related to these acquisitions. Total capital expenditures were $27.1 million for the fifty-two weeks ended December 28, 2002 and were primarily related to the opening of 23 Company-owned bakery-cafes, the opening of two fresh dough facilities, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, the Company acquired 4 operating bakery-cafes from a franchisee for $3.3 million. These expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options.

      On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver extends to December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio (approximately 1.79% to 2.5% at December 27, 2003). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of December 27, 2003, the Company was in compliance with all debt covenants. There were no outstanding borrowings under the revolver at December 27, 2003.

      Financing activities provided $6.2 million for the fifty-two weeks ended December 27, 2003 and $5.7 million for the fifty-two weeks ended December 28, 2002. The financing activities in the fifty-two weeks ended December 27, 2003 included $4.2 million from the exercise of stock options, $0.8 million from the issuance of common stock under employee benefit plans, and $1.2 million from capital investments by our minority interest owner. The financing activities for the fifty-two weeks ended December 28, 2002 included $3.0 million from the exercise of stock options, $0.9 million from the issuance of common stock under employee benefit plans, $1.5 million from capital investments by our minority interest owner, and $0.2 million in proceeds on payment of a note receivable from our minority interest owner.

      The Company had working capital of $26.1 million at December 27, 2003 and $26.9 million at December 28, 2002. The $0.8 million decrease and $13.3 million increase in working capital for the fifty-two weeks ended December 27, 2003 and December 28, 2002, respectively, is net of the $4.0 million and $5.0 million, respectively, of the long-term portion of cash invested in government securities previously described. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

      The Company currently anticipates total capital expenditures for fiscal year 2004 of approximately $75 to $80 million, principally for the opening of 45 to 55 new Company-owned bakery-cafes and the maintaining and remodeling of existing bakery-cafes and remodeling and expansion of existing fresh dough facilities. The

Company expects future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $870,000, which is net of landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolving line of credit.

      In addition to our capital expenditure requirements, the Company has certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for trucks, administrative offices, fresh dough facilities, and bakery-cafes. We expect cash expenditures under these lease obligations to be as follows:

	Payments due by period as of December 27, 2003 (in thousands)

	In 2004	2005-2006	2007-2008	After 2008	Total

Operating Leases(1)	$22,912	$44,773	$41,548	$62,623	$171,856

(1)	See Note 9 to the Consolidated Financial Statements for further information.

      Our commercial commitments consist of guarantees for certain of the operating leases of four franchise locations and 74 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from January 31, 2004 to February 1, 2014, and the guarantees have a potential amount of future rental payments of approximately $38.5 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases. Potential future commitments consist of:

	Amounts committed as of December 27, 2003 (in thousands)

	In 2004	2005-2006	2007-2008	After 2008	Total

Lease Guarantees(1)	$9,220	$14,416	$9,401	$5,528	$38,565

(1)	Represents aggregate minimum requirement — see Note 9 to the Consolidated Financial Statements for further information.

      Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. The financial success or lack thereof on the part of our franchisees and minority interest owner could also affect our ability to fund our capital requirements. We believe that our cash flow from operations and the exercise of employee stock options, supplemented, where necessary, by borrowings on our revolving line of credit, will be sufficient to fund our capital requirements for the foreseeable future.

Impact of Inflation

      In the past, the Company has been able to recover inflationary cost and commodity price increases through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company’s ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company’s net income have not been materially adverse.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46 and FIN 46R is required in financial statements for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have a material effect on the Company’s consolidated financial statements or disclosures. The Company intends to adopt the remaining sections of this guidance when required in fiscal 2004. The Company does not expect adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, to have a significant impact on the Company’s financial statements or disclosures.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred indefinitely pursuant to FSP No. FAS 150-3. There was no impact on the Company’s financial statements upon adoption in fiscal 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 27, 2003, the Company had no derivative financial interests or derivative commodity instruments. We do however purchase certain commodities, such as flour, butter, and coffee, for use in our business. These purchases are sometimes purchased under agreements of one to three year time frames usually at a fixed price. As a result, we are subject to market risk that current market price may be below our contractual price. However, we do not use financial instruments to hedge commodity prices.

      The Company’s unsecured revolving line of credit bears an interest rate using LIBOR as the basis, and therefore is subject to additional expense should there be an increase in prime or LIBOR interest rates. The Company has no foreign operations and accordingly, no foreign exchange rate fluctuation risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company are included in response to this item:

Report of Independent Auditors

Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002

Consolidated Statements of Operations for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001

Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001

Notes to the Consolidated Financial Statements

Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Panera Bread Company:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs to conform to Statement of Financial Accounting Standards No. 143.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

March 9, 2004

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 27,	December 28,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$42,402	$29,924
Investments in government securities	5,019	4,102
Trade accounts receivable, less allowance of $53 in 2003 and $33 in 2002	9,646	7,462
Other accounts receivable	2,748	2,097
Inventories	8,066	5,191
Prepaid expenses	1,294	1,826
Deferred income taxes	1,696	8,488
Other	—	172

Total current assets	70,871	59,262
Property and equipment, net	132,651	99,313
Other assets:
Investments in government securities	4,000	5,047
Goodwill	32,743	18,970
Deposits and other	5,678	5,554
Deferred income taxes	—	294

Total other assets	42,421	29,865

Total assets	$245,943	$188,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,072	$5,987
Accrued expenses	35,552	24,935
Current portion of deferred revenue	1,168	1,403

Total current liabilities	44,792	32,325
Deferred income taxes	328	—
Other long-term liabilities	1,115	262

Total liabilities	46,235	32,587
Minority interest	3,771	2,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,296,581 issued and 28,187,581 outstanding in 2003; and 27,446,448 issued and 27,337,448 outstanding in 2002	3	3
Class B, 10,000,000 shares authorized: 1,847,221 issued and outstanding in 2003 and 1,977,363 in 2002	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	121,992	110,120
Retained earnings	74,842	44,433

Total stockholders’ equity	195,937	153,656

Total liabilities and stockholders’ equity	$245,943	$188,440

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal years ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Revenues:
Bakery-cafe sales	$265,933	$212,645	$157,684
Franchise royalties and fees	36,245	27,892	19,577
Fresh dough sales to franchisees	53,708	37,215	23,856

Total revenue	355,886	277,752	201,117
Costs and expenses:
Cost of food and paper products	73,727	63,255	48,253
Labor	81,152	63,172	45,768
Occupancy	17,990	14,619	11,345
Other operating expenses	36,804	27,971	20,729

Total bakery-cafe expenses	209,673	169,017	126,095
Fresh dough cost of sales to franchisees	47,151	33,959	21,965
Depreciation and amortization	19,487	13,965	10,839
General and administrative expenses	28,140	24,986	19,589
Pre-opening expenses	1,531	1,051	912

Total costs and expenses	305,982	242,978	179,400

Operating profit	49,904	34,774	21,717
Interest expense	48	32	72
Other expense, net	1,227	287	213
Minority interest	365	180	8

Income before income taxes and cumulative effect of accounting change	48,264	34,275	21,424
Income taxes	17,616	12,510	8,272

Income before cumulative effect of accounting change	30,648	21,765	13,152
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	(239)	—	—

Net income	$30,409	$21,765	$13,152

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$1.03	$0.75	$0.47
Cumulative effect of accounting change	(0.01)	—	—

Net income	$1.02	$0.75	$0.47

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.01	$0.73	$0.46
Cumulative effect of accounting change	(0.01)	—	—

Net income	$1.00	$0.73	$0.46

Weighted average shares of common and common equivalent shares outstanding
Basic	29,733	28,923	27,783

Diluted	30,423	29,891	28,886

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal years ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Cash flows from operations:
Net income	$30,409	$21,765	$13,152
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	239	—	—
Depreciation and amortization	19,487	13,965	10,839
Tax benefit from exercise of stock options	6,847	8,064	8,023
Deferred income taxes	8,798	4,193	252
Minority interest	365	180	8
Other	148	113	27
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,808)	(4,454)	(2,078)
Inventories	(2,417)	(1,675)	(998)
Prepaid expenses	538	(172)	(622)
Accounts payable	2,085	716	(125)
Accrued expenses	5,162	3,786	2,383
Deferred revenue	(497)	(137)	(636)
Other	172	(21)	335

Net cash provided by operating activities	68,528	46,323	30,560

Cash flows from investing activities:
Purchase of investments	(4,000)	(9,200)	—
Investment maturities	4,000	—	—
Additions to property and equipment	(41,187)	(27,119)	(27,528)
Acquisitions	(20,969)	(3,267)	—
Increase in deposits and other	(126)	(529)	(271)
Other	—	—	(749)

Net cash used in investing activities	(62,282)	(40,115)	(28,548)

Cash flows from financing activities:
Exercise of employee stock options	4,211	3,032	6,714
Proceeds from note receivable	—	248	—
Proceeds from issuance of common stock	814	923	395
Principal payments on long-term debt and computer equipment financing	—	—	(374)
Increase in deferred financing costs	(2)	—	(6)
Investments by minority interest owner	1,209	1,461	300

Net cash provided by financing activities	6,232	5,664	7,029

Net increase in cash and cash equivalents	12,478	11,872	9,041
Cash and cash equivalents at beginning of period	29,924	18,052	9,011

Cash and cash equivalents at end of period	$42,402	$29,924	$18,052

Supplemental cash flow information:
Cash paid during the year for:
Interest	$22	$17	$32
Income taxes	$783	$424	$73

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001
(in thousands, except per share information)

	Common Stock $.0001 Par Value

	Class A		Class B		Treasury Stock		Additional		Total
							Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 30, 2000	23,851	$3	2,964	$—	109	$(900)	$82,969	$9,516	$91,588
Exercise of employee stock options	1,760						6,714		6,714
Issuance of common stock	32						395		395
Conversion of Class B to Class A	375		(375)						—
Income tax benefit related to stock option plan							8,023		8,023
Net income	—	—	—	—	—	—	—	13,152	13,152

Balance December 29, 2001	26,018	3	2,589	—	109	(900)	98,101	22,668	119,872
Exercise of employee stock options	781						3,032		3,032
Issuance of common stock	35						923		923
Conversion of Class B to Class A	612		(612)						—
Income tax benefit related to stock option plan							8,064		8,064
Net income	—	—	—	—	—	—	—	21,765	21,765

Balance December 28, 2002	27,446	3	1,977	—	109	(900)	110,120	44,433	153,656
Exercise of employee stock options	694						4,211		4,211
Issuance of common stock	27						814		814
Conversion of Class B to Class A	130		(130)						—
Income tax benefit related to stock option plan							6,847		6,847
Net income	—	—	—	—	—	—	—	30,409	30,409

Balance December 27, 2003	28,297	$3	1,847	$—	109	$(900)	$121,992	$74,842	$195,937

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

      Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names “Panera Bread Company” and “Saint Louis Bread Company.” As of December 27, 2003, the Company’s retail operations consist of 173 Company-owned bakery-cafes and 429 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 35 states. Bakery-cafes use fresh dough for their sourdough and artisan breads and bagels. Fresh dough is supplied daily by the Company’s fresh dough facilities for both Company-owned and franchise-operated bakery-cafes. As of December 27, 2003, the Company had 16 fresh dough facilities.

2.	Summary of Significant Accounting Policies

Adoption of SFAS 143

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

      Beginning December 29, 2002, the Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the provisions of SFAS 143. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in estimated lease term.

      Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million). The liability is included in other long-term liabilities in the Consolidated Balance Sheets. The effects on earnings from continuing operations before cumulative effect of accounting change for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, assuming adoption of SFAS 143 as of December 31, 2000, were not material to net income or related per share amounts.

Basis of Presentation and Principles of Consolidation

      For the years ended December 27, 2003 and December 28, 2002, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., and Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 27 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to conform previously reported data to the current presentation.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in Government Securities

      Investments consist of United States Treasury notes and mortgage-backed government notes and are classified as short-term or long-term investments in the accompanying consolidated balance sheet based upon their stated maturity dates which range from July 2004 to December 2006. One mortgage-backed government note with a net carrying amount of $4.0 million matured in fiscal 2003, the proceeds of which were used to purchase similar investments.

      Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period and reevaluates such designation at each balance sheet date. At December 27, 2003, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 27, 2003.

Trade and Other Accounts Receivable

      Trade accounts receivable at fiscal year-end consist primarily of amounts due to the Company from its 32 franchise groups for purchases of fresh dough from the Company’s fresh dough facilities and royalties due to the Company from franchisee sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts, which in the aggregate have not exceeded management’s expectation. Other accounts receivable consist primarily of tenant allowances due from landlords for leasehold improvements made by the Company.

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

Property and Equipment

      Property, equipment, and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining terms of the leases. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	10-15 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-7 years
Signage	6 years

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes in 2003, 2002, or 2001.

      Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Goodwill

      Intangible assets consist of goodwill arising from the excess of cost over the fair value of net assets acquired from the acquisitions of the Saint Louis Bread Company, franchisee bakery-cafes, and a franchisee fresh dough facility.

      The Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” for all acquisitions subsequent to June 30, 2001 and “SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001, which established new accounting and reporting standards for purchase business combinations, intangible assets and goodwill. In compliance with SFAS 141 and SFAS 142, the Company did not amortize any of the goodwill related to acquisitions subsequent to June 30, 2001 and stopped amortizing all goodwill effective December 30, 2001. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of the underlying net assets inclusive of goodwill. The Company completed the transitional impairment test as of December 30, 2001, and our annual impairment tests as of the first day of the fourth quarter of 2002 and 2003, none of which identified any impairment. Amortization expense was $1.0 million for the year ended December 29, 2001.

Impairment of Long-Lived Assets

      Effective December 30, 2001, the Company adopted SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” In accordance with SFAS 144, the Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The Company determines if there is an impairment by comparing undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. The amount of an impairment is determined by comparing anticipated discounted future operating cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No impairment of long-lived assets was determined at December 27, 2003 and December 28, 2002.

Self-Insurance Reserves

      The Company is self-insured for a significant portion of its workers’ compensation and general, auto, and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 27, 2003 and December 28, 2002, these reserves were $2.1 million and $1.4 million, respectively, and were included in accrued expenses in the consolidated balance sheets.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The Company has recorded a valuation allowance to reduce its deferred tax assets, due principally to capital loss carryforwards on the sale of the Au Bon Pain Division and charitable contribution carryforwards that it may not be able to utilize prior to their expiration. The Company’s recorded net deferred tax assets are limited by the underlying tax benefits that it expects to ultimately realize.

Capitalization of Certain Development Costs

      The Company capitalizes certain internal costs associated with the development, design, and construction of new bakery-cafe locations and fresh dough facilities. Capitalized costs of $1.9 million, $1.4 million, and $1.1 million for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, are recorded as part of the asset to which they relate and are amortized over the asset’s useful life.

Franchise Royalties and Fees and Revenue Recognition

      Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $3.3 million, $3.2 million and $2.7 million for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. Royalties are paid weekly based on the percentage of sales specified in each ADA (from 4.0% to 5.0% of sales). Royalties are recognized as revenue when they are earned. Royalties were $32.9 million, $24.7 million, and $16.8 million for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

      The Company records revenue from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenue from fresh dough sales to franchisees is recorded upon delivery.

Advertising Costs

      Franchised bakery-cafes contribute to the Company 0.4% of sales to a national advertising fund and 0.4% of sales as a marketing administration fee and are required to spend 2.0% of sales in their local markets on advertising. The Company contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee. The national advertising fund and marketing administration fee contributions received from franchised bakery-cafes are consolidated with Company amounts in the Company’s financial statements. Liabilities for unexpended funds are included in accrued expenses in the consolidated balance sheets. The Company’s contributions to the national advertising fund and marketing administration fee as well as its own media costs are recorded as part of other operating expenses in the consolidated statements of operations.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The total amounts recorded as advertising expense were $7.5 million, $5.4 million, and $3.5 million for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

Pre-Opening Costs

      All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs which are included in other operating expenses, are expensed when incurred. Direct costs to open bakery-cafes amounted to $1.5 million, $1.1 million and $0.9 million in 2003, 2002, and 2001, respectively.

Fiscal Year

      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

Earnings Per Share Data

      Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options. Earnings per common share are computed in accordance with SFAS No. 128 “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. Shares of common stock outstanding have been retroactively adjusted to give effect to the two-for-one stock split on June 24, 2002.

Fair Value of Financial Instruments

      The carrying amount of the Company’s accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. In addition, held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 27, 2003.

Stock-Based Compensation

      In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the fiscal year ended December 27, 2003

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 28, 2002, and December 29, 2001 would have been as follows (in thousands, except per share amounts):

	Fiscal year ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Net income, as reported	$30,409	$21,765	$13,152
Deduct:
Compensation expense determined using Black-Scholes, net of tax	2,626	2,186	1,362

Pro forma net income	$27,783	$19,579	$11,790

Net income per share:
Basic, as reported	$1.02	$0.75	$0.47

Basic, pro forma	$0.93	$0.68	$0.42

Diluted, as reported	$1.00	$0.73	$0.46

Diluted, pro forma	$0.91	$0.66	$0.41

Weighted average shares used in compensation:
Basic	29,733	28,923	27,783

Diluted	30,423	29,891	28,886

      The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for future years.

      The weighted average fair value of the options granted during 2003, 2002, and 2001 was $15.81 per share, $14.87 per share, and $9.14 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 41% in 2003 and 40% in 2002 and 2001, risk-free interest rate of 3.53% in 2003, 4.30% in 2002, and 4.88% in 2001, and an expected life of 6 years in 2003 and 7 years in 2002 and 2001.

Recently Issued Financial Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46 and FIN 46R is required in financial statements for public entities that have interests in variable interest entities or potential variable interest

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have a material effect on the Company’s consolidated financial statements or disclosures. The Company intends to adopt the remaining sections of this guidance when required in fiscal 2004. The Company does not expect adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, to have a significant impact on the Company’s financial statements or disclosures.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer classify a financial instrument within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred indefinitely pursuant to FSP No. FAS 150-3. There was no impact on the Company’s financial statements upon adoption in fiscal 2003.

3.	Acquisitions

      On January 9, 2003, the Company purchased from a franchisee substantially all of the assets of four operating bakery-cafes, as well as the area development rights for the Louisville and Lexington, Kentucky markets for a purchase price of $5.5 million. Of the purchase price, $5.0 million was paid in cash at the acquisition date and $0.5 million was paid, with interest, in cash six months from the acquisition date. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the four operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $1.7 million to fixed assets, $0.1 million to inventories, and $3.7 million to goodwill.

      On February 1, 2003, the Company purchased from a franchisee substantially all of the assets of one operating bakery-cafe, the furniture, fixtures, and equipment of two closed locations, and the area development rights for the Dallas market for a cash purchase price of $1.3 million with a commitment to purchase the furniture, fixtures, and equipment of an additional bakery-cafe when it is closed for approximately $0.2 million. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the one operating bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.9 million to fixed assets and $0.4 million to goodwill.

      On November 2, 2003, the Company purchased from a franchisee substantially all of the assets of twelve bakery-cafes, two of which were under construction, as well as the area development rights for the Toledo, Ohio and Ann Arbor, Michigan markets for a purchase price of approximately $14.1 million plus the assumption of certain liabilities, including those associated with bakery-cafe construction. Of the purchase price, $13.4 million was paid in cash at the acquisition date and $0.7 million will be paid, with interest, four months from the acquisition date. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations will include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired and

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $5.6 million to fixed assets, and $1.4 million to liabilities, and $9.6 million to goodwill.

4.	Inventories

      Inventories consist of the following (in thousands):

	December 27,	December 28,
	2003	2002

Food:
Fresh dough facilities	$1,785	$1,267
Bakery-cafes	2,040	1,381
Paper goods	377	239
Smallwares	3,158	2,198
Other	706	106

	$8,066	$5,191

5.	Property and Equipment

      Major classes of property and equipment consist of the following (in thousands):

	December 27,	December 28,
	2003	2002

Leasehold improvements	$88,804	$69,565
Machinery and equipment	66,724	51,925
Furniture and fixtures	17,337	14,900
Signage	3,932	3,440
Construction in progress	21,349	6,568

	198,146	146,398
Less: Accumulated depreciation	65,495	47,085

Property and equipment, net	$132,651	$99,313

      The Company recorded depreciation expense related to these assets of $19.5 million, $14.0 million, and $9.9 million in 2003, 2002, and 2001, respectively.

6.	Goodwill

      The Company adopted SFAS No. 141, “Business Combinations,” for all acquisitions subsequent to June 30, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001, which established new accounting and reporting standards for purchase business combinations, intangible assets and goodwill. In compliance with SFAS 141 and SFAS 142, the Company did not amortize any of the goodwill related to acquisitions subsequent to June 30, 2001 and stopped amortizing all goodwill effective

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2001. A reconciliation of earnings and earnings per share following SFAS 142 adoption is as follows (in thousands, except per share amounts; per share amounts may not add due to rounding):

	For the fiscal years ended

	December 27, 2003	December 28, 2002	December 29, 2001

Reported net income	$30,409	$21,765	$13,152
Add back: goodwill amortization, net of tax	—	—	607

Adjusted net income	$30,409	$21,765	$13,759

Basic and diluted net income per common share:
Reported net income per common share — basic	$1.02	$0.75	$0.47
Reported net income per common share — diluted	$1.00	$0.73	$0.46
Goodwill amortization per share — basic	$—	$—	$0.02
Goodwill amortization per share — diluted	$—	$—	$0.02
Adjusted net income per common share — basic	$1.02	$0.75	$0.50
Adjusted net income per common share — diluted	$1.00	$0.73	$0.48

      The changes in the carrying amount of goodwill at December 27, 2003 and December 28, 2002 are as follows (in thousands):

	Company Bakery-	Fresh Dough
	Cafe Operations	Operations	Total

Balance December 29, 2001	$16,802	$728	$17,530
Jacksonville acquisition	1,440	—	1,440

Balance December 28, 2002	18,242	728	18,970
Louisville/ Lexington acquisition	3,729	—	3,729
Dallas acquisition	410	—	410
Toledo/ Michigan acquisition	9,634	—	9,634

Balance December 27, 2003	$32,015	$728	$32,743

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 27,	December 28,
	2003	2002

Compensation and employment related taxes	$9,260	$6,875
Capital expenditures	7,196	4,421
Rent	2,828	2,206
Advertising	—	2,037
Unredeemed gift certificates and gift cards	4,113	1,857
Insurance	2,112	1,412
Taxes, other than income tax	1,410	1,393
Other	8,633	4,734

	$35,552	$24,935

8.	Line of Credit

      On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver extends to December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio (approximately 1.79% to 2.5% at December 27, 2003). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of December 27, 2003, the Company was in compliance with all debt covenants. There were no outstanding borrowings under the revolver at that time at December 27, 2003.

      The revolver replaced the Company’s previous $10.0 million unsecured revolving line of credit (old revolver). The old revolver had an interest rate of LIBOR plus 1% (approximately 2.4% and 2.9% at December 28, 2002 and December 29, 2001, respectively). The old revolver contained restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The old revolver also required the maintenance of certain financial ratios and covenants and contained a commitment fee of 0.225% of the unused portion of the revolving line of credit. There were no outstanding borrowings under the old revolver at December 28, 2002. At December 28, 2002, the Company had $9.5 million available under the old revolver with $0.5 million utilized by outstanding letters of credit.

9.	Commitments and Contingent Liabilities

      The Company is obligated under non-cancelable operating leases for its trucks, administrative offices, fresh dough facilities, and bakery-cafes. Lease terms for its trucks are generally for five to seven years. Lease terms for its administrative offices, fresh dough facilities, and bakery-cafes are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate minimum requirements under non-cancelable operating leases, excluding contingent liabilities, as of December 27, 2003, were as follows (in thousands):

2004	$22,912
2005	22,761
2006	22,012
2007	21,248
2008	20,300
Thereafter	62,623

$171,856

      Rental expense under operating leases was approximately $19.9 million, $15.7 million, and $11.8 million in 2003, 2002, and 2001, respectively, which included contingent (i.e., percentage rent) payments of $0.6 million, $0.3 million, and $0.4 million, respectively.

      The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 74 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from January 31, 2004 to February 1, 2014, and the guarantees have a potential amount of future rental payments of approximately $38.6 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

      Future commitments as of December 27, 2003 under leases on which the Company is a guarantor were as follows (in thousands):

2004	$9,220
2005	7,646
2006	6,770
2007	5,275
2008	4,126
Thereafter	5,528

$38,565

      The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 27 bakery-cafes in operation under this agreement at December 27, 2003 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.1 million would have been required.

      The Company believes that providing bakery-cafe operators the opportunity to participate in the success of the bakery-cafe will enable the Company to attract and retain experienced and highly motivated personnel, which will result in a better customer experience. The Company developed a program and began implementation in certain markets in 2003 to allow unit general managers and multi-unit managers to own a minority interest in a bakery-cafe. Prior to full implementation of the program, the Company modified the program

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from an ownership structure to a multi-year bonus structure, which will allow operators to participate in the success of a bakery-cafe. The Company expects to continue implementation of this bonus structure where appropriate as an alternative to its traditional Company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.

      In March 1998, the Company entered into a multi-year supply agreement with Bunge Food Corporation (“Bunge”) for the supply of substantially all of its sweet goods. The Company’s pricing was structured as a cost plus arrangement. In November 2002, the Company signed an agreement with Dawn Food Products, Inc. (“Dawn”) to provide sweet goods for the period 2003-2007. The agreement with Dawn is also structured as a cost plus agreement. The transition from Bunge to Dawn was completed in the first quarter of fiscal 2003.

      In fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. In accordance with SFAS 5, the Company has not recorded a liability for these amounts due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee. As of December 27, 2003, the total amount potentially owed employees under these Agreements was approximately $4.5 million.

      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

10.	Income Taxes

      The provision for income taxes attributable to income before income taxes and cumulative effect of accounting change in the consolidated statements of operations is comprised of the following (in thousands):

	December 27,	December 28,	December 29,
	2003	2002	2001

Current:
Federal	$1,421	$—	$—
State	550	253	(3)

	1,971	253	(3)

Deferred:
Federal	15,370	11,660	6,956
State	412	597	1,319

	15,782	12,257	8,275

Tax Provision	17,753	12,510	8,272
Tax benefit on cumulative effect	(137)	—	—

	$17,616	$12,510	$8,272

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes and cumulative effect of accounting change attributable to income before cumulative effect of accounting change follows:

	2003	2002	2001

Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.5	4.0
Company-owned life insurance	—	0.1	0.1
Non-deductible meals and entertainment	0.3	0.3	0.3
Other, net	(0.4)	(0.4)	(0.8)

	36.5%	36.5%	38.6%

      The reduction in the effective tax rate beginning in the year ended December 28, 2002 results from the Company’s restructuring of legal entities to better manage its intellectual property, which resulted in a lower effective state income tax rate.

      The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

	2003	2002

Current assets/liabilities:
Receivables reserve	$19	$12
Accrued expenses	1,677	2,251
Net operating loss carryforward	—	6,225

Total current	1,696	8,488
Non-current assets/liabilities:
Property, plant, and equipment	(2,823)	(3,265)
Accrued expenses	416	412
Goodwill	(3,365)	(2,580)
Tax credit carryforward	3,598	4,688
Net operating loss carryforward	—	136
Charitable contribution carryforward	3,125	2,379
Capital loss carryforward	2,292	2,292

Total non-current	3,243	4,062
Valuation allowance	(3,571)	(3,768)

Total net deferred non-current tax asset	(328)	294
Total net deferred tax asset	$1,368	$8,782

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance at December 27, 2003 is attributable to the potential for the non-deductibility of a capital loss carryforward related to the taxable loss on the sale of the Au Bon Pain Division and charitable contribution carryforwards. In addition to the capital loss and charitable contribution carryforwards, the valuation allowance at December 28, 2002 is attributable to the potential for the non-deductibility of net operating loss carryforwards, which were used to offset taxable income in 2003.

      As of December 27, 2003, the Company had fully utilized all of its net operating loss carryforwards. At December 28, 2002, the Company had net operating loss carryforwards of approximately $17.2 million. At

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 27, 2003 and December 28, 2002, the Company had federal jobs tax credit carryforwards of approximately $0.1 million and $1.2 million, respectively, which expire in the years 2014-2015, and charitable contribution carryforwards of approximately $8.6 million and $6.5 million, respectively, which expire in the years 2005-2008. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $3.5 million at December 27, 2003 and December 28, 2002 which are available to reduce future regular federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets periodically based on annual estimates of taxable income.

11.	Deposits and Other

      During fiscal 1997, the Company established a deposit program with its food products and supplies distributor, which allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit, at its discretion. The deposit outstanding was $3.0 million and $2.4 million at December 27, 2003 and December 28, 2002, respectively.

      During fiscal 1994, the Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, in 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company’s COLI program. As a result, the Company froze this program in 1998. It appears the program will end in 2016 based on actuarial estimates.

      At December 27, 2003 and December 28, 2002, the cash surrender value of $9.5 million and $11.2 million, respectively, the mortality income receivable of $1.3 million and $2.8 million, respectively, and the insurance policy loans of $9.5 million and $11.1 million, respectively, related to the COLI program were netted and included in other assets in the consolidated balance sheets. Mortality income receivable represents the dividend or death benefits we are due from our insurance carrier at the respective dates. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.9% for the year ended December 27, 2003. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other income (expense) in the consolidated statements of operations, which netted $0.1 million and ($0.3) million in 2003 and 2002, respectively, the components of which are as follows (in thousands):

	2003	2002

Cash value loss	$(1,635)	$(988)
Mortality income	2,318	1,728
Interest expense	(626)	(1,017)

	$57	$(277)

      The cash value loss is the cumulative change in cash surrender value for the year and is adjusted quarterly. Mortality income is recorded periodically as charges are deducted from cash value. These amounts are recovered by the Company through payment of death benefits and mortality dividends received. Interest expense is recorded on the accrual basis.

12.	Joint Venture Minority Interest Owner

      In October 2001, the Company, through Artisan Bread, LLC, an indirect subsidiary (LLC), entered into a limited liability company operating agreement with its former president as a minority interest owner. The new LLC will develop and manage up to fifty bakery-cafes in the Northern Virginia and Central Pennsylvania

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

markets. The agreement entitles the minority interest owner to a specified percentage of the cash flows from the bakery-cafes developed and operated by the LLC. He is required to make mandatory capital contributions toward each bakery-cafe developed under the agreement. In addition, he may make additional voluntary contributions towards each bakery-cafe developed under the agreement and receive a proportionate increase in his share of the cash flows. Although he receives no salary for his services, he receives an operating fee equal to the difference between (a) the sum of 4% of the gross sales and $40,000 (increased by 3.5% annually beginning in 2003) for each bakery-cafe opened by the LLC, and (b) expenses incurred by the LLC in connection with bakery-cafe operations other than license and administrative fees and expenses which relate solely to an individual bakery-cafe. Applicable expenses include, without limitation, all costs relating to district, regional, and area supervision above the store level, bakery supervision, field training, training functions, neighborhood marketing, and recruiting and relocation. Operating fee payments were $1.4 million, $0.5 million, and $0.1 million in 2003, 2002, and 2001, respectively, and were classified as “Other Expense” in the Consolidated Statements of Operations. He may not sell or transfer his LLC interest to another party without the Company’s consent. If his employment with the LLC terminates within the first five years of the operating agreement, the Company has the right to purchase his LLC interest. The purchase price is established either by appraisal or by one of several formulas, depending upon the timing and reason for termination of his employment. After five years, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The results of operations of these bakery-cafes have been included in the Consolidated Financial Statements since the date of formation. The former president’s interest in the LLC is reflected as minority interest.

13.	Stockholders’ Equity

Common Stock

      On June 6, 2002, the stockholders approved an increase in the number of authorized shares of the Company’s Class A and Class B common stock enabling the Company to complete a two-for-one common stock split in the form of a stock dividend. On June 24, 2002, stockholders received one additional share of common stock for each share of common stock held of record on June 10, 2002. The stock split has been reflected in the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All applicable references to the number of common shares and per share information have been restated to reflect the two-for-one split on a retroactive basis.

      Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the stockholder’s option, into Class A Common Stock on a one-for-one basis. The Company had reserved at December 27, 2003 5,887,075 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors, and 2001 Employee, Director, and Consultant Stock Option Plan.

Registration Rights

      Certain holders of Class A and Class B Common Stock, pursuant to stock subscription agreements, can require the Company, under certain circumstances, to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares, at the Company’s expense.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      In the third quarter of 2000, the Company repurchased 109,000 shares of Class A Common Stock at an average cost of $8.25 per share.

14.	Stock-Based Compensation

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

2001 Employee, Director, and Consultant Stock Option Plan

      At the annual meeting of stockholders on June 12, 2001, the Company’s 2001 Employee, Director, and Consultant Stock Option Plan was approved. Under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan, a total of 2,000,000 shares of Class A Common Stock were authorized for issuance.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under all Stock Option Plans is summarized below:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 30, 2000	4,586,798	$4.07
Granted	485,800	18.08
Exercised	(1,759,604)	3.82
Cancelled	(448,488)	3.74

Outstanding at December 29, 2001	2,864,506	6.65
Granted	978,150	30.12
Exercised	(781,942)	3.87
Cancelled	(142,442)	9.67

Outstanding at December 28, 2002	2,918,272	15.10
Granted	1,173,181	35.61
Exercised	(693,498)	6.07
Cancelled	(317,000)	18.67

Outstanding at December 27, 2003	3,080,955	$24.57

      The following table summarizes information concerning outstanding and exercisable options at December 27, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 3.00- 8.47	698,450	3.93	$3.92	557,306	$3.73
$ 8.48-19.27	314,424	4.37	15.33	63,174	13.88
$19.28-29.30	998,306	5.64	28.00	147,001	27.16
$29.31-36.79	666,400	5.60	34.97	80,000	36.05
$36.80-43.15	403,375	5.75	41.86	50,000	39.50

	3,080,955	5.13	$24.57	897,481	$13.15

      Options vest over a five-year period and must be exercised within six to ten years from the date of the grant. Of the options at December 27, 2003, December 28, 2002, and December 29, 2001, 897,481, 1,105,906, and 1,583,508, respectively, were vested and exercisable with a weighted average exercise price at December 27, 2003, December 28, 2002, and December 29, 2001, of $13.15, $6.48, and $4.73, respectively.

1992 Employee Stock Purchase Plan

      In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan (“1992 Purchase Plan”) to replace its previous Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and Stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 300,000 to 700,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were 26,493 and 35,191 shares purchased with a weighted average fair value of purchase rights of $5.42 and $4.44 as of December 27, 2003 and December 28, 2002.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Defined Contribution Benefit Plan

      The Panera Bread Company Savings Plan (the “Plan”) was formed under Section 401(k) of the Code. The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. The Plan provides for a matching contribution by the Company equal to 50% of the first 3% of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25% per year, and are fully vested after 5 years. The Company contributed $0.3 million, $0.2 million and $0.2 million to the Plan in 2003, 2002 and 2001, respectively.

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

      The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet good items through a contract manufacturing arrangement to both Company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a cost equal to 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For The Fiscal Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Number of bakery-cafes (includes majority-owned):
Company-owned:
Beginning of period	132	110	90
Bakery-cafes opened	29	23	21
Acquired from franchisees(1)	15	3	—
Bakery-cafes closed	(3)	(4)	(1)

End of period	173	132	110

Franchise operated:
Beginning of period	346	259	172
Bakery-cafes opened	102	92	88
Sold to Company(1)	(15)	(3)	—
Bakery-cafes closed	(4)	(2)	(1)

End of period	429	346	259

System-wide:
Beginning of period	478	369	262
Bakery-cafes opened	131	115	109
Bakery-cafes closed	(7)	(6)	(2)

End of period	602	478	369

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees.

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	December 27,	December 28,	December 29,
	2003	2002	2001

	(in thousands)
Revenues:
Company bakery-cafe operations	$265,933	$212,645	$157,684
Franchise operations	36,245	27,892	19,577
Fresh dough operations	86,058	60,807	36,489
Intercompany sales eliminations	(32,350)	(23,592)	(12,633)

Total Revenues	$355,886	$277,752	$201,117

Segment operating profit:
Company bakery-cafe operations	$56,261	$43,628	$31,590
Franchise operations	32,132	24,280	16,883
Fresh dough operations	6,557	3,256	1,892

Total segment operating profit	$94,950	$71,164	$50,365

Total segment operating profit	$94,950	$71,164	$50,365
Depreciation and amortization	19,487	13,965	10,839
Unallocated general and administrative expenses	24,028	21,374	16,897
Pre-opening expenses	1,531	1,051	912
Interest expense	48	32	72
Other expense, net	1,227	287	213
Minority interest	365	180	8

Income before income taxes and cumulative effect of accounting change	$48,264	$34,275	$21,424

Segments assets:
Company bakery-cafe operations	$138,862	$94,762	$79,180
Franchise operations	1,117	1,372	733
Fresh dough operations	32,505	25,797	15,780

Total segment assets	$172,484	$121,931	$95,693

Total segment assets	$172,484	$121,931	$95,693
Unallocated trade accounts receivable	4,462	3,163	858
Unallocated inventories	558	—	—
Unallocated property and equipment	11,340	10,338	10,883
Unallocated deposits and other	2,688	3,155	3,424
Other unallocated assets	54,411	49,853	33,076

Total assets	$245,943	$188,440	$143,934

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 27,	December 28,	December 29,
	2003	2002	2001

	(in thousands)
Depreciation and amortization:
Company bakery-cafe operations	$12,995	$9,243	$6,620
Fresh dough operations	3,742	2,387	1,316
Corporate administration	2,750	2,335	2,903

Total depreciation and amortization	$19,487	$13,965	$10,839

Capital expenditures:
Company bakery-cafe operations	$29,082	$15,349	$18,418
Fresh dough operations	8,384	9,971	5,895
Corporate administration	3,721	1,799	3,215

Total capital expenditures	$41,187	$27,119	$27,528

17.	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data) as adjusted for the two-for-one stock split in June 2002:

	For the fiscal years ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$30,648	$21,765	$13,152
Cumulative effect of accounting change, net of tax	(239)	—	—

Net income	$30,409	$21,765	$13,152

Weighted average number of shares outstanding — basic	29,733	28,923	27,783
Effect of dilutive securities:
Employee stock options	690	968	1,103

Weighted average number of shares outstanding — diluted	30,423	29,891	28,886
Basic earnings per common share:
Before cumulative effect of accounting change	$1.03	$0.75	$0.47
Cumulative effect of accounting change	(0.01)	—	—

Net income	$1.02	$0.75	$0.47

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.01	$0.73	$0.46
Cumulative effect of accounting change	(0.01)	—	—

Net income	$1.00	$0.73	$0.46

      For the years ended December 27, 2003, December 28, 2002, and December 29, 2001, outstanding options for 0.4 million, 0.3 million, and 0.3 million shares, respectively, were excluded in calculating diluted

PANERA BREAD COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

18.	Deferred Revenue

      During 1999, the Company changed soft drink providers. As a result of this change, the Company received an upfront payment of $2,530,000, of which approximately $0.8 million and $1.3 million were recorded as deferred revenue at December 27, 2003 and December 28, 2002, respectively. These funds are available for both Company-owned and franchised bakery-cafes to cover costs of conversion and transition. The upfront payments are being allocated at a rate of $3,000 per applicable Company-owned and franchised bakery-cafe. The Company is then recognizing the $3,000 per Company-owned bakery-cafe over the five-year life of the soft drink contract. During fiscal year 2003 and 2002, the Company paid $187,000 and $207,000, respectively, to franchisees relating to bakery-cafes opened during the year. As of December 27, 2003 and December 28, 2002, the deferred revenue being amortized by the Company was $652,000 and $410,000, respectively.

19.	Selected Quarterly Financial Data (unaudited)

      The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

	April 19,	July 12,	October 4,	December 27,
	2003	2003	2003	2003

Revenues	$98,631	$78,550	$84,028	$94,677
Operating profit	12,104	9,210	11,456	17,134
Net income before cumulative effect of accounting change	7,543	5,691	7,017	10,397
Cumulative effect of accounting change	(239)	—	—	—

Net income	7,304	5,691	7,017	10,397
Basic earnings per share:
Before cumulative effect of accounting change	$0.26	$0.19	$0.23	$0.35
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.25	$0.19	$0.23	$0.35

Diluted earnings per share:
Before cumulative effect of accounting change	$0.25	$0.19	$0.23	$0.34
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.24	$0.19	$0.23	$0.34

	April 20,	July 13,	October 5,	December 28,
	2002	2002	2002	2002

Revenues	$77,005	$62,274	$65,471	$73,001
Operating profit	8,467	6,135	8,285	11,886
Net income	5,225	3,873	5,167	7,500
Basic earnings per share
Net income	$0.18	$0.13	$0.18	$0.26

Diluted earnings per share
Net income	$0.17	$0.13	$0.17	$0.25

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 27, 2003. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2003, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      We incorporate the information under the heading “Management” in our Proxy Statement relating to our 2004 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement by reference in this Report.

Item 11.	Executive Compensation

      The information under the heading “Executive Compensation” in the Proxy Statement (but excluding the “Report of the Compensation and Stock Option Committee” on executive compensation and the “Comparison of Cumulative Total Return”) is incorporated by reference in this Report. The information under the headings “Management — Compensation Committee Interlocks and Insider Participation”, “Management — Compensation of Directors”, and “Management — Employment Arrangements with Executive Officers” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Ownership of our Common Stock” in our Proxy Statement by reference in this Report.

Securities authorized for issuance under equity compensation plans.

      This table summarizes information about our equity compensation plans (including individual compensation arrangements) which authorize the issuance of equity securities as of December 27, 2003.

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options(1)	Outstanding Options	Compensation Plans

Plan Category:
Equity Compensation Plans Approved by Security Holders(2)	3,080,955	$24.57	1,182,643

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,080,955	$24.57	1,182,643

(1)	Number of shares is subject to adjustment for changes in capitalization such as stock splits, stock dividends and similar events.

(2)	Consists of the 2001 Employee, Director, and Consultant Stock Option Plan, 1992 Employee Stock Purchase Plan, 1992 Equity Incentive Plan, and the Formula Stock Option Plan for Independent Directors.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      The information under the heading “Ratification of Choice of Independent Public Accountants” in the Proxy Statement is incorporated by reference in this Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. Financial Statements

      The following described consolidated financial statements of the Company are included in this report:

Report of Independent Auditors

Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002.

Consolidated Statements of Operations for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Notes to the Consolidated Financial Statements.

(a)     2. Financial Statement Schedule

      The following financial statement schedule for the Company is filed herewith:

      Schedule II — Valuation and Qualifying Accounts

PANERA BREAD COMPANY

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions-		Balance at
	beginning	charged to		end of
Description	of period	expense	Deductions	period

Allowance for Doubtful Accounts:
Fiscal Year Ended December 29, 2001	$86	$27	$46	$67
Fiscal Year Ended December 28, 2002	$67	$51	$85	$33
Fiscal Year Ended December 27, 2003	$33	$27	$7	$53
Deferred Tax Valuation Allowance:
Fiscal Year Ended December 29, 2001	$4,619	$—	$—	$4,619
Fiscal Year Ended December 28, 2002	$4,619	$—	$851	$3,768
Fiscal Year Ended December 27, 2003	$3,768	$—	$197	$3,571
Insurance Reserves
Fiscal Year Ended December 29, 2001	$803	$1,560	$1,430	$933
Fiscal Year Ended December 28, 2002	$933	$2,750	$2,267	$1,416
Fiscal Year Ended December 27, 2003	$1,416	$4,009	$3,336	$2,089

(a)     3. Exhibits

      See Exhibit Index incorporated into this item by reference.

(b)     Reports on Form 8-K

Form 8-K (items 12, 7, and 9) filed on October 16, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K (items 12, 7, and 9) filed on October 30, 2003, announcing third quarter earnings.

Form 8-K (items 12, 7, and 9) filed on November 13, 2003, with respect to comparable store sales and average weekly sales.

Form 8-K (items 12, 7 and 9) filed on December 11, 2003, with respect to comparable store sales and average weekly sales.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY

By:	/s/RONALD M. SHAICH

Ronald M. Shaich
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	March 10, 2004

/s/ GEORGE E. KANE George E. Kane	Director	March 10, 2004

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	March 10, 2004

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	March 10, 2004

/s/ THOMAS E. LYNCH Thomas E. Lynch	Director	March 10, 2004

/s/ FRED K. FOULKES Fred K. Foulkes	Director	March 10, 2004

/s/ MARK E. HOOD Mark E. Hood	Senior Vice President, Chief Financial Officer (Chief Accounting Officer)	March 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1.1	Stock Purchase Agreement dated August 12, 1998 by and between the Company, ABP Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed August 21, 1998.
2.1.2	Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Company, APB Holdings, Inc. and ABP Corporation. Incorporated by reference to the Company’s Special Report on Form 8-K filed November 6, 1998.
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2	Bylaws of Registrant, as amended to date. *
4.1.1	Revolving Credit Agreement dated as of December 19, 2003 by and between Panera, LLC, as Borrower, and Bank of America, N.A., as Lender. *
10.1	Registrant’s 1992 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.2	Registrant’s Formula Stock Option Plan for Independent Directors, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.3	Registrant’s 1992 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.4	Registrant’s 2001 Employee, Director and Consultant Stock Option Plan. Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders.†
10.5	Operating Agreement for Cap City Bread, LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.
10.5.1	First Amendment to the Operating Agreement for Cap City Bread, LLC dated March 5, 2002. Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 20, 2002.
10.6.1	Employment Letter between the Registrant and Michael Kupstas. Incorporated by reference to Exhibit 10.6.6 of the Registrant’s Annual Report on Form 10-K for the year ended.†
10.6.2	Employment Letter between the Registrant and Diane Parsons-Salem, dated as of February 16, 2001. Incorporated by reference to Exhibit 10.6.11 to the Company’s Quarterly Report on Form 10-Q for the period ended April 21, 2001.†
10.6.3	Employment Letter between the Registrant and Thomas C. Kish, dated as of April 5, 2001. Incorporated by reference to Exhibit 10.6.12 to the Company’s Quarterly Report on Form 10-Q for the period ended July 14, 2001.†
10.6.4	Employment Letter between the Registrant and Michael Nolan, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.13 to the Company’s Quarterly Report on Form 10-Q for the period ended October 6, 2001.†
10.6.5	Employment Letter between the Registrant and Mariel Clark, dated as of April 2, 2002. Incorporated by reference to Exhibit 10.6.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 20, 2002.†
10.6.6	Employment Letter between the Registrant and Mark Hood, dated as of July 2, 2002. Incorporated by reference to Exhibit 10.6.16 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.†
10.6.7	Employment Letter between the Registrant and Mark Borland, dated as of August 2, 2002. Incorporated by reference to Exhibit 10.6.17 to the Company’s Quarterly Report on Form 10-Q for the period ended October 5, 2002.†

Exhibit
Number	Description

10.6.8	Employment Letter between the Registrant and Paul Twohig, dated as of October 29, 2002. Incorporated by reference to Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.†
10.6.9	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Paul Twohig, dated as of June 5, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†
10.6.10	Confidential and Propriety Information and Non-Competition Agreement between the Registrant and Neal Yanofsky, dated June 5, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†
10.6.11	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Neal Yanofsky, dated as of June 5, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003. †
10.6.12	Form of Panera, L.L.C. Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003.†
10.7	Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated September 7, 2000. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
10.8	Bakery product supply agreement by and between Dawn Food Products, Inc., and Panera, LLC, dated November 1, 2002. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.
21	Registrant’s Subsidiaries.*
23.1	Consent of Independent Accountants.*
31.1	Certification by Chief Executive Officer.*
31.2	Certification by Chief Financial Officer.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).