Form 10-Q
period 2004-04-17
PANERA BREAD CO
filed 2004-05-24
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2004

or

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

     As of May 19, 2004, 28,601,603 shares and 1,557,221 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	April 17, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,068	$42,402
Investments in government securities	5,011	5,019
Trade accounts receivable	9,847	9,646
Other accounts receivable	3,114	2,748
Inventories	8,088	8,066
Prepaid expenses	1,284	1,294
Deferred income taxes	1,723	1,696

Total current assets	48,135	70,871
Property and equipment, net	142,448	132,651
Other assets:
Investments in government securities	24,253	4,000
Goodwill	32,743	32,743
Deposits and other	4,201	5,678

Total other assets	61,197	42,421

Total assets	$251,780	$245,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,044	$8,072
Accrued expenses	31,611	35,552
Current portion of deferred revenue	905	1,168

Total current liabilities	36,560	44,792
Deferred income taxes	2,091	328
Other long-term liabilities	1,197	1,115

Total liabilities	39,848	46,235
Commitments and contingencies (Note E)
Minority interest	3,897	3,771
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,668,010 issued and 28,559,010 outstanding in 2004; and 28,296,581 issued and 28,187,581 outstanding in 2003	3	3
Class B, 10,000,000 shares authorized; 1,597,221 issued and outstanding in 2004 and 1,847,221 in 2003	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	124,623	121,992
Retained earnings	84,309	74,842

Total stockholders’ equity	208,035	195,937

Total liabilities and stockholders’ equity	$251,780	$245,943

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Revenues:
Bakery-cafe sales	$97,102	$73,320
Franchise royalties and fees	12,290	9,947
Fresh dough sales to franchisees	20,507	17,530

Total revenue	129,899	100,797
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	27,139	20,898
Labor	30,535	22,210
Occupancy	6,763	5,081
Other operating expenses	14,134	10,271

Total bakery-cafe expenses	78,571	58,460
Fresh dough cost of sales to franchisees	18,710	16,066
Depreciation and amortization	7,513	5,303
General and administrative expenses	9,204	8,563
Pre-opening expenses	626	301

Total costs and expenses	114,624	88,693

Operating profit	15,275	12,104
Interest expense	14	18
Other expense, net	226	168
Minority interest	126	39

Income before income taxes and cumulative effect of accounting change	14,909	11,879
Income taxes	5,442	4,336

Income before cumulative effect of accounting change	9,467	7,543
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	(239)

Net income	$9,467	$7,304

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$0.32	$0.26
Cumulative effect of accounting change	—	(0.01)

Net income	$0.32	$0.25

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.31	$0.25
Cumulative effect of accounting change	—	(0.01)

Net income	$0.31	$0.24

Weighted average shares of common and common equivalent shares outstanding
Basic	30,052	29,460

Diluted	30,705	30,220

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Cash flows from operations:
Net income	$9,467	$7,304
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	239
Depreciation and amortization	7,513	5,303
Tax benefit from exercise of stock options	1,236	2,232
Deferred income taxes	1,736	2,107
Other	9	111
Changes in operating assets and liabilities:
Trade and other accounts receivable	(567)	166
Inventories	(22)	(682)
Prepaid expenses	10	1,174
Accounts payable	(4,028)	(1,429)
Accrued expenses	(1,135)	(179)
Deferred revenue	(263)	(359)
Other	126	(117)

Net cash provided by operating activities	14,082	15,870

Cash flows from investing activities:
Additions to property and equipment	(20,047)	(11,300)
Acquisitions	—	(6,779)
Purchase of investments	(24,536)	—
Investment maturities proceeds	4,300	—
Decrease (increase) in deposits and other	1,512	(1,119)

Net cash used in investing activities	(38,771)	(19,198)

Cash flows from financing activities:
Exercise of employee stock options	862	1,387
Proceeds from issuance of common stock	533	175
Increase in deferred financing fees	(40)	—
Investments by minority interest owner	—	463

Net cash provided by financing activities	1,355	2,025

Net decrease in cash and cash equivalents	(23,334)	(1,303)
Cash and cash equivalents at beginning of period	42,402	29,924

Cash and cash equivalents at end of period	$19,068	$28,621

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 27, 2003.

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, and Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 29 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the sixteen weeks ended April 17, 2004 and April 19, 2003 would have been as follows (in thousands, except per share amounts):

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Net income, as reported	$9,467	$7,304
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,408)	(637)

Pro forma net income	$8,059	$6,667

Net income per share:
Basic, as reported	$0.32	$0.25
Basic, pro forma	$0.27	$0.23
Diluted, as reported	$0.31	$0.24
Diluted, pro forma	$0.26	$0.22
Weighted average shares used in compensation:
Basic	30,052	29,460
Diluted	30,705	30,220

     The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for the full fiscal year or for future periods.

NOTE C-ADOPTION OF SFAS 143

     Effective December 29, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement required the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million) in the sixteen weeks ended April 19, 2003. The liability is included in other long-term liabilities in the Consolidated Balance Sheets.

NOTE D-INVESTMENT IN GOVERNMENT SECURITIES

     Investments of $29.3 million and $9.0 million at April 17, 2004 and December 27, 2003, respectively, consist of United States Treasury notes and mortgage-backed government notes. During the first quarter of fiscal 2004, $4.3 million of investments were called by the issuer and $24.5 million of investments were purchased by the Company. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from July 2004 to January 2007.

     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period and reevaluates such designation at each balance sheet date. At April 17, 2004, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at April 17, 2004.

NOTE E-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	April 17, 2004	December 27, 2003
Compensation and employment related taxes	$7,476	$9,260
Capital expenditures	4,390	7,196
Rent	2,678	2,828
Advertising	555	—
Unredeemed gift cards and certificates	2,400	4,113
Insurance	2,839	2,112
Taxes, other than income tax	1,719	1,410
Income taxes	3,231	2,247
Other	6,323	6,386

	$31,611	$35,552

NOTE F-COMMITMENTS AND CONTINGENCIES

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 65 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from July 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $34.5 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 29 bakery-cafes in operation at April 17, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.6 million would have been required.

NOTE G-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$9,467	$7,543
Cumulative effect of accounting change, net of tax	—	(239)

Net income	$9,467	$7,304

Weighted average number of shares outstanding - basic	30,052	29,460
Effect of dilutive securities:
Employee stock options	653	760

Weighted average number of shares outstanding - diluted	30,705	30,220

Basic earnings per common share:
Before cumulative effect of accounting change	$0.32	$0.26
Cumulative effect of accounting change	—	(0.01)

Net income	$0.32	$0.25

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.31	$0.25
Cumulative effect of accounting change	—	(0.01)

Net income	$0.31	$0.24

     For the sixteen weeks ended April 17, 2004 and April 19, 2003, options for 0.3 million shares were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

NOTE H-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company, including the majority-owned bakery-cafes. The Company-owned bakery-cafes conduct business under the Panera Bread or Saint Louis Bread Company names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales.

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

     The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet good items through a contract manufacturing arrangement to both Company-owned and franchise-owned bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a delivered cost not to exceed 27% of the retail value of the product. The sales and related costs to the franchise bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.

Segment information related to the Company’s three business segments follows (in thousands):

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
	(in thousands)
Revenues:
Company bakery-cafe operations	$97,102	$73,320
Franchise operations	12,290	9,947
Fresh dough operations	28,809	24,416
Intercompany sales eliminations	(8,302)	(6,886)

Total Revenues	$129,899	$100,797

Segment profit:
Company bakery-cafe operations	$18,531	$14,860
Franchise operations	10,651	8,691
Fresh dough operations	1,797	1,464

Total segment profit	$30,979	$25,015

Total segment profit	$30,979	$25,015
Depreciation and amortization expense	7,513	5,303
Unallocated general and administrative expenses	7,565	7,307
Pre-opening expenses	626	301
Interest Expense	14	18
Other expense, net	226	168
Minority Interest	126	39

Income before income taxes and cumulative effect of accounting change	$14,909	$11,879

Depreciation and amortization:
Company bakery-cafe operations	$5,178	$3,573
Fresh dough operations	1,425	940
Corporate administration	910	790

Total depreciation and amortization	$7,513	$5,303

Capital expenditures:
Company bakery-cafe operations	$17,851	$8,617
Fresh dough operations	836	2,049
Corporate administration	1,360	634

Total capital expenditures	$20,047	$11,300

	April 17, 2004	December 27, 2003
	(in thousands)
Segments assets:
Company bakery-cafe operations	$146,620	$138,862
Franchise operations	1,051	1,117
Fresh dough operations	31,731	32,505

Total segment assets	$179,402	$172,484

Total segment assets	$179,402	$172,484
Unallocated trade accounts receivable	4,994	4,462
Unallocated inventories	524	558
Unallocated property and equipment	11,720	11,340
Unallocated deposits and other	3,801	2,688
Other unallocated assets	51,339	54,411

Total assets	$251,780	$245,943

NOTE I-RECENT ACCOUNTING PRONOUNCEMENT

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46 and FIN 46R is required in financial statements for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, in the first quarter of fiscal 2004 did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

     The Company has included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” information on Company, franchised, and system-wide comparable bakery-cafe sales increases and system-wide annualized average unit volumes (AUV). Management believes inclusion of system-wide sales information, particularly annualized average unit volumes, is useful in assessing consumer acceptance of the Company’s bakery-cafe concept as it measures the impact of both comparable sales and new stores. Franchised sales information also provides an understanding of the Company’s revenues as royalties from franchisees are based on their sales.

     The Company’s revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products to our franchisees and the sales of tuna and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales relates primarily to the sale of fresh dough products and tuna and cream cheese to our franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

     The Company utilizes several key metrics in analyzing its performance, including annualized average unit volumes, comparable store sales, system-wide development, and restaurant margins. The Company’s earnings per diluted share guidance for the first quarter of 2004 was $0.31. This guidance assumed the following key performance metrics: annualized average unit volumes for new bakery-cafes of $1.85 to $1.95 million; comparable store sales increases of 1% to 3%; system-wide development for the year of 140 to 150 new bakery-cafes, including 45 to 55 new company-owned units (with 10 of these in the first quarter); and restaurant margins 50-80 basis points below 2003 levels as a result of the start-up inefficiencies from the significantly increased number of new Company-owned bakery-cafes and new markets.

     In the first quarter of 2004, the Company earned $0.31 per diluted share with the following performance on key metrics: annualized average new unit volumes of $1.95 million (the Company has adjusted its annualized unit volume calculation for 2004 openings to exclude the first four weeks of new bakery-cafe results, effectively moderating the impact of the store’s “grand opening” weeks and lowering the calculated AUV), comparable bakery-cafe sales growth of 1.8%, and 36 new bakery-cafes opened in the quarter, including 11 new Company-owned units (nearly double the 6 new Company-owned units opened in the first quarter of 2003).

     In addition, the Company’s margins were slightly worse than expected, with bakery-cafe margin 120 basis points below the prior year. This resulted primarily from higher than expected labor costs as development, and thus hiring, is running ahead of schedule. Fresh dough facility (FDF) margins were lower than expected primarily due to pressure from commodity prices, as not only butter, but also cream cheese, reduced the FDF margin on sales to franchisees. The Company believes these commodity cost pressures will intensify throughout 2004.

     The Company expects to earn $0.21 to $0.22 per diluted share in the second quarter of 2004. In addition, the Company’s earnings per diluted share target range for 2004 is $1.28 to $1.30 per share. This full year target range assumes continued strength in annualized average new unit volumes. In addition, the solid performance of comparable bakery-cafe sales and new openings in the first quarter gives the Company increased confidence in its ability to deliver against its comparable bakery-cafe sales target of 1% to 3% and its new unit development target of 140 to 150 openings.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Revenues:
Bakery-cafe sales	74.7%	72.7%
Franchise royalties and fees	9.5	9.9
Fresh dough sales to franchisees	15.8	17.4

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	27.9%	28.5%
Labor	31.4	30.3
Occupancy	7.0	6.9
Other operating expenses	14.6	14.0

Total bakery-cafe expenses	80.9	79.7
Fresh dough cost of sales to franchisees (2)	91.2	91.6
Depreciation and amortization	5.8	5.3
General and administrative expenses	7.1	8.5
Pre-opening expenses	0.5	0.3

Total costs and expenses	88.2	88.0

Operating profit	11.8	12.0
Interest expense	—	—
Other expense, net	0.2	0.2
Minority interest	0.1	—

Income before income taxes and cumulative effect of accounting change	11.5	11.8
Income taxes	4.2	4.3

Income before cumulative effect of accounting change	7.3	7.5
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	(0.2)

Net income	7.3%	7.2%

(1) As a percentage of bakery-cafe sales.

(2) As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Number of bakery-cafes:
Company-owned (includes majority-owned):
Beginning of period	173	132
Bakery-cafes opened	11	6
Bakery-cafes closed	—	(3)
Acquired from franchisee (1)	—	5

End of period	184	140

Franchise operated:
Beginning of period	429	346
Bakery-cafes opened	25	24
Bakery-cafes closed	(1)	—
Sold to company (1)	—	(5)

End of period	453	365

System-wide:
Beginning of period	602	478
Bakery-cafes opened	36	30
Bakery-cafes closed	(1)	(3)

End of period	637	505

(1) During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

     Increases in comparable bakery-cafe sales for the sixteen weeks ended April 17, 2004 and April 19, 2003 were as follows:

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Company-owned	2.4%	0.4%
Franchised	1.5%	0.1%
System-wide	1.8%	0.2%

     Comparable bakery-cafe sales exclude the closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 four-week periods.

     The increase in comparable sales for the sixteen weeks ended April 17, 2004 increased at a higher rate than the increase in comparable sales for the sixteen weeks ended April 19, 2003 as a result of the more difficult winter weather and the impact of return on investment (ROI) based real estate decisions relating to new stores that negatively impacted existing store performance in 2003 compared to 2004. In addition, several initiatives, including increased staffing and other initiatives that focused on quality and speed of customer service, positively impacted store performance in 2004 compared to 2003.

Revenues

     Total revenues for the sixteen weeks ended April 17, 2004 increased 28.9% to $129.9 million compared to $100.8 million for the sixteen weeks ended April 19, 2003. The growth in total revenues for the sixteen weeks ended April 17, 2004, as compared to the prior year, is primarily due to the opening of 137 new bakery-cafes since the end of the first quarter of 2003 as well as an increase in system-wide comparable bakery-cafe sales of 1.8% for the sixteen weeks ended April 17, 2004, as compared to an increase of 0.2% for the same period of the prior year.

     Bakery-cafe sales for the sixteen weeks ended April 17, 2004 for the Company increased 32.5% to $97.1 million from $73.3 million for the sixteen weeks ended April 19, 2003. The increase in bakery-cafe sales is primarily due to the opening of 34 new Company-owned bakery-cafes since the end of the first quarter of 2003 and the 2.4% increase in Company comparable bakery-cafe sales for the sixteen weeks ended April 17, 2004, as compared to an increase of 0.4% for the same period of the prior year.

     Franchise royalties and fees rose 24.2% for the sixteen weeks ended April 19, 2004 to $12.3 million from $9.9 million for the sixteen weeks ended April 19, 2003. The components of franchise royalties and fees are as follows (in thousands):

	For the sixteen weeks ended
	April 17, 2004	April 19, 2003
Franchise royalties	$11,530	$9,152
Franchise fees	760	795

Total	$12,290	$9,947

     Royalties are based on franchise sales. The increase in royalty revenue can be attributed primarily to the addition of 103 franchised bakery-cafes opened since April 19, 2003 and the 1.5% increase in franchised comparable bakery-cafe sales for the sixteen weeks ended April 17, 2004.

     As of April 17, 2004, the total backlog of active additional franchise commitments was 385 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

     Fresh dough sales to franchisees increased 17.1% to $20.5 million for the sixteen weeks ended April 17, 2004 from $17.5 million for the sixteen weeks ended April 19, 2003. This increase is primarily driven by the increased number of franchise bakery-cafes opened and the increase in comparable bakery-cafe sales described previously, partially offset by decreased average fresh dough sales to franchisees due to a change in the mix of product sold by franchisees.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 27.9% of bakery-cafe sales for the sixteen weeks ended April 17, 2004 compared to 28.5% of bakery-cafe sales for the sixteen weeks ended April 19, 2003. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as it opens more bakery-cafes. For the sixteen weeks ended April 17, 2004, there was an average of 36.1 bakery-cafes per fresh dough facility compared to an average of 31.4 for the sixteen weeks ended April 19, 2003. The decrease in the cost of food and paper products caused by improved leveraging was partially offset by increased commodity costs, particularly butter, which increased from an average of $1.13 per pound in the first quarter of fiscal 2003 to an average of $1.84 per pound in the first quarter of fiscal 2004.

     Labor expense was $30.5 million, or 31.4% of bakery-cafe sales, for the sixteen weeks ended April 17, 2004 compared to $22.2 million, or 30.3% of bakery-cafe sales, for the sixteen weeks ended April 19, 2003. The labor expense as a percentage of bakery-cafe sales increased between the sixteen weeks ended April 17, 2004 and the sixteen weeks ended April 19, 2003 as a result of increased costs, particularly training costs and the number of managers in training, related to the increase in Company bakery-cafe openings from 2003 to 2004.

     Occupancy costs of $6.8 million, or 7.0% of bakery-cafe sales, for the sixteen weeks ended April 17, 2004 were consistent with the $5.1 million, or 6.9% of bakery-cafe sales, of occupancy costs for the sixteen weeks ended April 19, 2003.

     Other bakery-cafe operating expenses were $14.1 million, or 14.6% of bakery-cafe sales, for the sixteen weeks ended April 17, 2004 compared to $10.3 million, or 14.0% of bakery-cafe sales, for the sixteen weeks ended April 19, 2003. The increase in other bakery-cafe operating expenses for the sixteen weeks ended April 17, 2004 is primarily due to increased organizational costs for field management, including recruiting and training, associated with new markets that have not yet achieved multi-unit leverage.

     For the sixteen weeks ended April 17, 2004, fresh dough cost of sales to franchisees was $18.7 million, or 91.2% of fresh dough sales to franchisees, compared to $16.1 million, or 91.6% of fresh dough sales to franchisees, for the sixteen weeks ended April 19, 2003. The decrease in the fresh dough cost of sales rate in fiscal 2004 is primarily due to the impact of the favorable change in our sweet goods supply agreement, which was completed during the first quarter of fiscal 2003, substantially offset by higher commodity costs in 2004 as fresh dough cost of sales to franchisees as a percentage of revenue increased from 88.7% in the fourth quarter of 2003 to 91.2% in the first quarter of 2004.

     Depreciation and amortization was $7.5 million, or 5.8% of total revenue, for the sixteen weeks ended April 17, 2004 compared to $5.3 million, or 5.3% of total revenue, for the sixteen weeks ended April 19, 2003. The increase in depreciation and amortization as a percentage of total revenue for the sixteen weeks ended April 17, 2004 compared to the sixteen weeks ended April 19, 2003 is primarily due to increased capital expenditures.

     General and administrative expenses were $9.2 million, or 7.1% of total revenue, and $8.6 million, or 8.5% of total revenue, for the sixteen weeks ended April 17, 2004 and April 19, 2003, respectively. The decrease in general and administrative expenses as a percentage of total revenue for the sixteen weeks ended April 17, 2004 compared to the sixteen weeks ended April 19, 2003 is primarily the result of higher revenues in 2004, which helped leverage general and administrative expenses, and lower overhead hiring rate in 2004.

     Pre-opening expenses, which consist primarily of labor costs and food costs, were $0.6 million, or 0.5% of total revenue, for the sixteen weeks ended April 17, 2004, compared to $0.3 million, or 0.3% of total revenue, of pre-opening expenses for the sixteen weeks ended April 19, 2003. The increase in pre-opening expenses as a percentage of total revenue for the sixteen weeks ended April 17, 2004 compared to the sixteen weeks ended April 19, 2003 is primarily due to increased bakery-cafe openings with 11 openings in the first quarter of 2004 compared to 6 openings in the first quarter of 2003.

Operating Profit

     Operating profit for the sixteen weeks ended April 17, 2004 increased to $15.3 million, or 11.8% of total revenue, from $12.1 million, or 12.0% of total revenue, for the sixteen weeks ended April 19, 2003. Operating profit for the sixteen weeks ended April 17, 2004 increased as a result of operating leverage that results from opening 137 bakery-cafes since the end of the first quarter of fiscal 2003 as well as the factors described above. However, operating profit as a percentage of total revenue for the sixteen weeks ended April 17, 2004 decreased primarily due to the start-up inefficiencies from the increase in the number of bakery-cafe openings during the first quarter of 2004 as compared to the first quarter of 2003.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner.

Income Taxes

     The provision for income taxes increased to $5.4 million for the sixteen weeks ended April 17, 2004 compared to $4.3 million for the sixteen weeks ended April 19, 2003. The tax provision for the sixteen weeks ended April 17, 2004 and April 19, 2003 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

     Income before cumulative effect of accounting change for the sixteen weeks ended April 17, 2004 increased $2.0 million, or 26.7%, to $9.5 million, or $0.31 per diluted share, compared to income before cumulative effect of accounting change of $7.5 million, or $0.25 per diluted share, for the sixteen weeks ended April 19, 2003. The increase in income before cumulative effect of accounting change in 2004 is primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees as well as the leveraging of fresh dough facilities and general and administrative expenses.

Cumulative Effect of Accounting Change

     Effective December 29, 2002, the Company adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement required the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143 in 2003, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share.

Net Income

     Net income for the sixteen weeks ended April 17, 2004 increased to $9.5 million, or $0.31 per diluted share, compared to net income of $7.3 million, or $0.24 per diluted share, for the sixteen weeks ended April 19, 2003. The increase in net income for the sixteen weeks ended April 17, 2004 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $19.1 million at April 17, 2004 compared to $42.4 million at December 27, 2003. The decrease in cash and cash equivalents from December 27, 2003 to April 17, 2004 is primarily due to the purchase of $24.5 million of investments in the first quarter of 2004 as described below. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancing information systems.

     Funds provided by operating activities for the sixteen weeks ended April 17, 2004 were $14.1 million compared to $15.9 million for the sixteen weeks ended April 19, 2003. Funds provided by operating activities primarily resulted from net income, depreciation and amortization, the tax benefit from the exercise of stock options, and deferred income taxes. These sources of cash were partially offset by the use of cash for accounts payable of $4.0 million, which was primarily due to the timing of payments.

     As of December 27, 2003 the Company had fully utilized all of its net operating loss carryforwards. At December 27, 2003, the Company had federal jobs tax credit carryforwards of $0.1 million, which were fully utilized in the first quarter of 2004. At April 17, 2004 and December 27, 2003 the Company had charitable contribution carryforwards of $7.5 million and $8.6 million, respectively, which expire in the years 2005-2008. In addition, the Company has federal alternative minimum tax credit carryforwards of $2.6 million and $3.5 million at April 17, 2004 and December 27, 2003, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on a quarterly basis. A valuation allowance of $3.6 million at April 17, 2004 and December 27, 2003, is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     As of April 17, 2004 and December 27, 2003, the Company had investments of $29.3 million and $9.0 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of April 17, 2004, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at April 17, 2004.

     Total capital expenditures of $20.0 million for the sixteen weeks ended April 17, 2004 were primarily related to the opening of 11 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2004, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the sixteen weeks ended April 19, 2003 were $18.1 million, of which approximately $6.8 million related to the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets and the remainder related primarily to the opening of six Company-owned bakery-cafes, the opening of one fresh dough facility, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures were funded primarily by cash generated from operating activities.

     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 1.8% to 2.6% at April 17, 2004). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of April 17, 2004, the Company was in compliance with all financial ratios and covenants. There were no outstanding borrowings under the revolver at April 17, 2004.

     Financing activities provided $1.4 million for the sixteen weeks ended April 17, 2004, which included $0.9 million from the exercise of stock options. The financing activities for the sixteen weeks ended April 19, 2003 provided $2.0 million, which included $1.4 million from the exercise of stock options, $0.2 million from the issuance of common stock under employee benefit plans, and $0.5 million resulting from capital investments by a minority interest owner.

     The Company had working capital of $11.6 million at April 17, 2004 and $26.1 million at December 27, 2003. The decrease in working capital from December 27, 2003 to April 17, 2004 is primarily due to the purchase of long-term investments in the first quarter of 2004 as described above. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolver.

     The Company anticipates total capital expenditures for fiscal year 2004 of approximately $65 to $70 million principally for the opening of approximately 45 to 55 new Company-owned bakery-cafes, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities. The Company expects new bakery-cafes in 2004 will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $870,000, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolver.

     Our capital requirements, including development costs related to the opening of additional bakery-cafes and remodeling expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and minority interest owner could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented, where necessary, by borrowings on our revolver, and cash from the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

Forward Looking Statements

     Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions, express management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly food and labor; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 27, 2003.

Critical Accounting Policies & Estimates

     There were no material changes in the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies & Estimates” section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Other Commitments

     The Company is obligated under non-cancelable operating leases for its trucks, administrative offices, fresh dough facilities, and bakery-cafes. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 65 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from July 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $34.5 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     In 2001, the Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 29 bakery-cafes in operation under this agreement at April 17, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.6 million would have been required.

Recent Accounting Pronouncement

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of April 17, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 17, 2004, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.1	First Modification to Revolving Credit Agreement
10.2	Second Modification to Revolving Credit Agreement
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K:

     Form 8-K (items 12, 7 and 9) filed on January 8, 2004, with respect to comparable store sales.

     Form 8-K (items 12, 7 and 9) filed on February 5, 2004, with respect to comparable store sales.

     Form 8-K (items 12, 7 and 9) filed on February 19, 2004, announcing year end 2003 earnings.

     Form 8-K (item 9) filed on February 27, 2004, announcing the webcast presentation of three investor conferences in March 2004.

     Form 8-K (items 12, 7 and 9) filed on March 4, 2004, with respect to comparable store sales.

     Form 8-K (items 12, 7 and 9) filed on April 1, 2004, with respect to comparable store sales.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panera Bread Company (REGISTRANT)

Dated: May 24, 2004	By:	/s/ Ronald M. Shaich Ronald M. Shaich Chairman and Chief Executive Officer

Dated: May 24, 2004	By:	/s/ Mark E. Hood Mark E. Hood Senior Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1	First Modification to Revolving Credit Agreement
10.2	Second Modification to Revolving Credit Agreement
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer