Form 10-Q
period 2004-07-10
PANERA BREAD CO
filed 2004-08-18
CIK 724606

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2004

or

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

     As of August 11, 2004, 28,650,802 shares and 1,551,647 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	July 10, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,313	$42,402
Investments in government securities	5,306	5,019
Trade accounts receivable	9,352	9,646
Other accounts receivable	4,236	2,748
Inventories	8,984	8,066
Prepaid expenses	2,582	1,294
Deferred income taxes	1,899	1,696

Total current assets	44,672	70,871
Property and equipment, net	156,150	132,651
Other assets:
Investments in government securities	28,165	4,000
Goodwill	32,743	32,743
Deposits and other	4,132	5,678

Total other assets	65,040	42,421

Total assets	$265,862	$245,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,089	$8,072
Accrued expenses	37,439	35,552
Current portion of deferred revenue	683	1,168

Total current liabilities	41,211	44,792
Deferred income taxes	3,550	328
Other long-term liabilities	1,258	1,115

Total liabilities	46,019	46,235
Commitments and contingencies (Note F)
Minority interest	4,607	3,771
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,757,677 issued and 28,648,677 outstanding in 2004; and 28,296,581 issued and 28,187,581 outstanding in 2003	3	3
Class B, 10,000,000 shares authorized; 1,551,647 issued and outstanding in 2004 and 1,847,221 in 2003	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	125,378	121,992
Retained earnings	90,755	74,842

Total stockholders’ equity	215,236	195,937

Total liabilities and stockholders’ equity	$265,862	$245,943

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Revenues:
Bakery-cafe sales	$79,311	$58,951	$176,413	$132,271
Franchise royalties and fees	9,946	7,886	22,237	17,832
Fresh dough sales to franchisees	16,064	13,487	36,571	31,018

Total revenue	105,321	80,324	235,221	181,121
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	22,661	16,650	49,800	37,547
Labor	24,532	18,297	55,067	40,507
Occupancy	5,531	4,033	12,294	9,114
Other operating expenses	12,292	8,357	26,426	18,629

Total bakery-cafe expenses	65,016	47,337	143,587	105,797
Fresh dough cost of sales to franchisees	14,686	11,941	33,396	28,006
Depreciation and amortization	6,119	4,318	13,632	9,621
General and administrative expenses	8,245	7,291	17,450	15,855
Pre-opening expenses	779	227	1,406	528

Total costs and expenses	94,845	71,114	209,471	159,807

Operating profit	10,476	9,210	25,750	21,314
Interest expense	1	10	15	29
Other expense, net	257	156	482	323
Minority interest	67	82	193	121

Income before income taxes and cumulative effect of accounting change	10,151	8,962	25,060	20,841
Income taxes	3,705	3,271	9,147	7,607

Income before cumulative effect of accounting change	6,446	5,691	15,913	13,234
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	—	—	(239)

Net income	$6,446	$5,691	$15,913	$12,995

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$0.21	$0.19	$0.53	$0.45
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.21	$0.19	$0.53	$0.44

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.21	$0.19	$0.52	$0.44
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.21	$0.19	$0.52	$0.43

Weighted average shares of common and common equivalent shares outstanding
Basic	30,174	29,711	30,135	29,567

Diluted	30,771	30,495	30,727	30,267

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003
Cash flows from operations:
Net income	$15,913	$12,995
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	239
Depreciation and amortization	13,632	9,621
Tax benefit from exercise of stock options	1,699	4,866
Deferred income taxes	3,019	2,489
Minority Interest	193	121
Other	72	77
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,194)	664
Inventories	(918)	(1,012)
Prepaid expenses	(1,288)	(209)
Accounts payable	(4,983)	412
Accrued expenses	(1,723)	2,834
Deferred revenue	(485)	(236)
Other	—	310

Net cash provided by operating activities	23,937	33,171

Cash flows from investing activities:
Additions to property and equipment	(33,403)	(20,014)
Acquisitions	—	(6,779)
Purchase of investments	(28,792)	—
Investment maturities proceeds	4,300	—
Increase (decrease) in deposits and other	1,577	(588)

Net cash used in investing activities	(56,318)	(27,381)

Cash flows from financing activities:
Exercise of employee stock options	1,154	2,651
Increase in deferred financing costs	(40)	—
Proceeds from issuance of common stock	535	387
Investments by minority interest owners	643	767

Net cash provided by financing activities	2,292	3,805

Net (decrease) increase in cash and cash equivalents	(30,089)	9,595
Cash and cash equivalents at beginning of period	42,402	29,924

Cash and cash equivalents at end of period	$12,313	$39,519

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

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, and Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 32 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the twelve and twenty-eights weeks ended July 10, 2004 and July 12, 2003 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Net income, as reported	$6,446	$5,691	$15,913	$12,995
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,024)	(580)	(2,432)	(1,217)

Pro forma net income	$5,422	$5,111	$13,481	$11,778

Net income per share:
Basic, as reported	$0.21	$0.19	$0.53	$0.44
Basic, pro forma	$0.18	$0.17	$0.45	$0.40
Diluted, as reported	$0.21	$0.19	$0.52	$0.43
Diluted, pro forma	$0.18	$0.17	$0.44	$0.39
Weighted average shares used in compensation:
Basic	30,174	29,711	30,135	29,567
Diluted	30,771	30,495	30,727	30,267

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

NOTE D-INVESTMENT IN GOVERNMENT SECURITIES

     Investments of $33.5 million and $9.0 million at July 10, 2004 and December 27, 2003, respectively, consist of United States Treasury notes and mortgage-backed government notes. During the first two quarters of fiscal 2004, $4.3 million of investments were called by the issuer and $28.8 million of investments were purchased by the Company. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from July 2004 to April 2007.

     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period and reevaluates such designation at each balance sheet date. At July 10, 2004, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at July 10, 2004.

NOTE E-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	July 10, 2004	December 27, 2003
Compensation and employment related taxes	$7,730	$9,260
Capital expenditures	10,805	7,196
Rent	2,770	2,828
Advertising	1,003	—
Unredeemed gift cards and certificates	2,617	4,113
Insurance	2,302	2,112
Taxes, other than income tax	2,778	1,410
Income taxes	327	2,247
Other	7,107	6,386

	$37,439	$35,552

NOTE F-COMMITMENTS AND CONTINGENCIES

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 57 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from September 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $32.2 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect

Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 32 bakery-cafes in operation at July 10, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.3 million would have been required.

NOTE G-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$6,446	$5,691	$15,913	$13,234
Cumulative effect of accounting change, net of tax	—	—	—	(239)

Net income	$6,446	$5,691	$15,913	$12,995

Weighted average number of shares outstanding — basic	30,174	29,711	30,135	29,567
Effect of dilutive securities:
Employee stock options	597	784	592	700

Weighted average number of shares outstanding — diluted	30,771	30,495	30,727	30,267

Basic earnings per common share:
Before cumulative effect of accounting change	$0.21	$0.19	$0.53	$0.45
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.21	$0.19	$0.53	$0.44

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.21	$0.19	$0.52	$0.44
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.21	$0.19	$0.52	$0.43

     For the twelve weeks ended July 10, 2004 and July 12, 2003, options for 0.4 million shares were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the twenty-eight weeks ended July 10, 2004 and July 12, 2003 options for 0.4 million shares and 0.5 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
	(in thousands)		(in thousands)
Revenues:
Company bakery-cafe operations	$79,311	$58,951	$176,413	$132,271
Franchise operations	9,946	7,886	22,237	17,832
Fresh dough operations	22,758	18,985	51,567	43,401
Intercompany sales eliminations	(6,694)	(5,498)	(14,996)	(12,383)

Total Revenues	$105,321	$80,324	$235,221	$181,121

Segment profit:
Company bakery-cafe operations	$14,295	$11,614	$32,826	$26,474
Franchise operations	8,564	6,865	19,215	15,556
Fresh dough operations	1,378	1,547	3,175	3,011

Total segment profit	$24,237	$20,026	$55,216	$45,041

Total segment profit	$24,237	$20,026	$55,216	$45,041
Depreciation and amortization	6,119	4,318	13,632	9,621
Unallocated general and administrative expenses	6,863	6,271	14,428	13,578
Pre-opening expenses	779	227	1,406	528
Interest expense	1	10	15	29
Other expense, net	257	156	482	323
Minority interest	67	82	193	121

Income before income taxes and cumulative effect of accounting change	$10,151	$8,962	$25,060	$20,841

Depreciation and amortization:
Company bakery-cafe operations	$4,302	$2,855	$9,480	$6,428
Fresh dough operations	1,104	843	2,529	1,783
Corporate Administration	713	620	1,623	1,410

Total depreciation and amortization	$6,119	$4,318	$13,632	$9,621

Capital expenditures:
Company bakery-cafe operations	$10,924	$5,052	$28,775	$13,669
Fresh dough operations	1,573	2,887	2,409	4,936
Corporate Administration	859	775	2,219	1,409

Total capital expenditures	$13,356	$8,714	$33,403	$20,014

	July 10, 2004	December 27, 2003
	(in thousands)
Segments assets:
Company bakery-cafe operations	$160,439	$138,862
Franchise operations	1,206	1,117
Fresh dough operations	32,519	32,505

Total segment assets	$194,164	$172,484

Total segment assets	$194,164	$172,484
Unallocated trade accounts receivable	5,353	4,462
Unallocated inventories	483	558
Unallocated property and equipment	11,865	11,340
Unallocated deposits and other	3,732	2,688
Other unallocated assets	50,265	54,411

Total assets	$265,862	$245,943

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

     The Company included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” information on Company, franchised, and/or system-wide comparable bakery-cafe sales increases, average weekly sales, and annualized average unit volumes (AUV). System-wide sales are a non-GAAP financial measure that includes sales at all Company and franchise bakery-cafes, as reported by franchisees. Management believes inclusion of system-wide sales information, particularly annualized average unit volumes, is useful in assessing consumer acceptance of the Company’s bakery-cafe concept as it measures the impact of both comparable sales and new stores and as franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.

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

     The Company utilizes several key metrics in analyzing its performance, including annualized average unit volumes, comparable store sales, system-wide development, and restaurant margins. The Company’s earnings per diluted share target for the second quarter of 2004 was $0.21 to $0.22. This target assumed the following system-wide key performance metrics: annualized average unit volumes for new bakery-cafes of $1.85 to $1.95 million; comparable store sales increase of 1% to 3%; development for the year of 140 to 150 new bakery-cafes, including 45 to 55 new Company-owned bakery-cafes; and restaurant margins 90-170 basis points below prior year.

     In the second quarter of 2004, the Company earned $0.21 per diluted share with the following system-wide performance on key metrics: 2004 new unit annualized average unit volumes of $1.92 million (the Company has adjusted its annualized unit volume calculation for 2004 openings to exclude the first four weeks of new bakery-cafe results, effectively moderating the impact of store “grand opening” weeks and lowering the calculated AUV), comparable bakery-cafe sales growth of 1.9%, and 32 new bakery-cafes opened in the quarter, including 13 new Company-owned bakery-cafes (more than triple the 4 new Company-owned bakery-cafes opened in second quarter of 2003).

     Performance on the key metrics of new bakery-cafe average unit volume, comparable store sales and new bakery-cafe openings was at or above the middle of their respective target ranges. The Company’s margins were at the low end of the expected range, with restaurant margin 170 basis points below the prior year. The decrease in restaurant margins resulted from expected inefficiencies resulting from opening significantly more Company bakery-cafes in the second quarter of 2004 as compared to the second quarter of 2003 and new markets operating without multi-unit leverage. Furthermore, anticipated food cost improvements from leveraging the fresh dough manufacturing and distribution system were largely offset by higher fuel costs.

     The Company adjusted its earnings per diluted share target range for 2004 to $1.24 to $1.28. This revised target earnings per share range assumes new bakery-cafe annualized average volumes of between $1.85 million to $1.95 million, comparable store sales increases of 2% to 4% in the second half of the year, and new bakery-cafe development at the high end of the 140 to 150 bakery-cafe target range.

     The Company has adjusted downward its 2004 earnings per diluted share target despite expected performance on its key metrics at the mid- to upper point of their ranges to reflect what is now lower than anticipated improvement in inefficiencies incurred in opening a new bakery-cafe. In addition, the expectation the Company will now open 55 bakery-cafes, the upper limit of the 45 to 55 target range, will result in lower 2004 earnings than previously expected because of the added startup inefficiencies of the additional five bakery-cafes. Fuel, roast beef, and ham costs are also expected to be higher than earlier projections. This will be modestly offset by butter costs now anticipated to be lower than earlier projections.

     The Company expects third quarter earnings per diluted share will be in the range of $0.27 to $0.29 per share, an increase of 17% to 26% from third quarter of 2003. We expect third quarter results to continue to be affected by commodity cost pressures previously discussed and start-up inefficiencies related to the increased number of Company bakery-cafes expected to open. The Company expects third quarter 2004 Company bakery-cafe openings will be approximately 19 compared to 5 in the third quarter of 2003.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Revenues:
Bakery-cafe sales	75.3%	73.4%	75.0%	73.0%
Franchise royalties and fees	9.4	9.8	9.5	9.8
Fresh dough sales to franchisees	15.3	16.8	15.5	17.1

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.6%	28.2%	28.2%	28.4%
Labor	30.9	31.0	31.2	30.6
Occupancy	7.0	6.8	7.0	6.9
Other operating expenses	15.5	14.2	15.0	14.1

Total bakery-cafe expenses	82.0	80.3	81.4	80.0
Fresh dough cost of sales to franchisees (2)	91.4	88.5	91.3	90.3
Depreciation and amortization	5.8	5.4	5.8	5.3
General and administrative expenses	7.8	9.1	7.4	8.8
Pre-opening expenses	0.7	0.3	0.6	0.3

Total costs and expenses	90.1	88.5	89.1	88.2

Operating profit	9.9	11.5	10.9	11.8
Interest expense	—	—	—	—
Other expense, net	0.2	0.2	0.2	0.2
Minority interest	0.1	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	9.6	11.2	10.7	11.5
Income taxes	3.5	4.1	3.9	4.2

Income before cumulative effect of accounting change	6.1	7.1	6.8	7.3
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	—	—	(0.1)

Net income	6.1%	7.1%	6.8%	7.2%

(1) As a percentage of bakery-cafe sales.

(2) As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Number of bakery-cafes:
Company-owned (includes majority-owned):
Beginning of period	184	140	173	132
Bakery-cafes opened	13	4	24	10
Bakery-cafes closed	—	—	—	(3)
Acquired from franchisee (1)	—	—	—	5

End of period	197	144	197	144

Franchise operated:
Beginning of period	453	365	429	346
Bakery-cafes opened	19	23	44	47
Bakery-cafes closed	—	(1)	(1)	(1)
Sold to company (1)	—	—	—	(5)

End of period	472	387	472	387

System-wide:
Beginning of period	637	505	602	478
Bakery-cafes opened	32	27	68	57
Bakery-cafes closed	—	(1)	(1)	(4)

End of period	669	531	669	531

(1)	During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

     Increases in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 10, 2004 and July 12, 2003 were as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Company-owned	2.3%	2.3%	2.4%	1.2%
Franchised	1.8%	-0.7%	1.6%	-0.2%
System-wide	1.9%	0.2%	1.8%	0.2%

     Comparable bakery-cafe sales exclude the closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 four-week periods.

     Comparable sales for the twelve weeks ended July 10, 2004 increased at a higher rate than comparable sales for the twelve weeks ended July 12, 2003 as a result of the positive impact from Easter occurring in the Company’s first quarter in 2004 and in the Company’s second quarter in 2003; sales from the Company’s “Via Panera” catering business which began in 2004; and sales from new product development, including low carb breads.

     Comparable sales for the twenty-eight weeks ended July 10, 2004 increased at a higher rate than comparable sales for the twenty-eight weeks ended July 12, 2003 as a result of the more difficult winter weather experienced in the first quarter of 2003 compared to the first quarter of 2004 as well as the factors described above relating to the twelve week periods.

Revenues

     Total revenues for the twelve weeks ended July 10, 2004 increased 31.1% to $105.3 million compared to $80.3 million for the twelve weeks ended July 12, 2003. Company bakery-cafe sales as a percentage of total revenue increased by 1.9% and 2.0% for the twelve and twenty-eight weeks ended July 10, 2004, respectively, and fresh dough sales to franchisces as a percentage of total revenue decreased by 1.5% and 1.6% for the twelve and twenty-eight weeks ended July 10, 10, 2004, respectively, primarily as a result of the increase in the number of Company bakery-cafe openings. For the twenty-eight weeks ended July 10, 2004, total revenues increased 29.9% to $235.2 million compared to $181.1 million for the twenty-eight weeks ended July 12, 2003. The growth in total revenues for the twelve and twenty-eight weeks ended July 10, 2004, compared to the same periods in the prior year, is primarily due to the opening of 142 new bakery-cafes since the end of the second quarter of 2003 as well as increases in system-wide comparable bakery-cafe sales of 1.9% and 1.8% for the twelve and twenty-eight weeks, respectively.

     Bakery-cafe sales for the twelve weeks ended July 10, 2004 for the Company increased 34.4% to $79.3 million from $59.0 million for the twelve weeks ended July 12, 2003. Company bakery-cafe sales as a percentage of total revenue increased by 1.9% and 2.0% for the twelve and twenty-eight weeks ended July 10, 2004, respectively, and fresh dough sales to franchisees as a percentage of total revenue decreased by 1.5% and 1.6% for the twelve and twenty-eight weeks ended July 10, 2004, respectively, primarily as a result of the increase in the number of Company bakery-cafe openings. For the twenty-eight weeks ended July 10, 2004, bakery-cafe sales increased 33.3% to $176.4 million from $132.3 million for the twenty-eight weeks ended July 12, 2003. The increase in bakery-cafe sales is primarily due to the opening of 43 new Company-owned bakery-cafes since the end of the second quarter of 2003 and the 2.3% and 2.4% increase in comparable Company-owned bakery-cafe sales for the twelve and twenty-eight weeks ended July 10, 2004, respectively. The average weekly sales per Company-owned bakery cafe and the number of operating weeks for the twelve and twenty-eight weeks ended July 10, 2004 and July 12, 2003 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Company-owned average weekly sales	$35,172	$34,786	$34,781	$34,192
Company-owned number of operating weeks	2,256	1,696	5,075	3,868

     Franchise royalties and fees rose 25.3% for the twelve weeks ended July 10, 2004 to $9.9 million from $7.9 million for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, franchise royalties and fees rose 24.7% to $22.2 million from $17.8 million for the twenty-eight weeks ended July 12, 2003. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Franchise royalties	$9,206	$7,199	$20,737	$16,351
Franchise fees	740	687	1,500	1,481

Total	$9,946	$7,886	$22,237	$17,832

     Royalties are based on reported franchisee sales. The increase in royalty revenue can be attributed primarily to the addition of 99 franchised bakery-cafes opened since July 12, 2003 and the 1.8% and 1.6% increase in comparable franchise-operated bakery-cafe sales for the twelve and twenty-eight weeks ended July 10, 2004, respectively. The average weekly sales per franchise-operated bakery-cafe and the number of operating weeks for the twelve and twenty-eight weeks ended July 10, 2004 and July 12, 2003 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003
Franchisee average weekly sales	$35,103	$34,970	$35,275	$35,124
Franchisee number of operating weeks	5,536	4,463	12,552	10,113

     As of July 10, 2004, the total backlog of active additional franchise commitments was 394 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. In 2005, the Company expects to open 80 to 90 new franchise bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

     Fresh dough sales to franchisees increased 19.3% to $16.1 million for the twelve weeks ended July 10, 2004 from $13.5 million for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, fresh dough sales to franchisees increased 18.1% to $36.6 million from $31.0 million for the twenty-eight weeks ended July 12, 2003. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 28.6% of bakery-cafe sales for the twelve weeks ended July 10, 2004 compared to 28.2% of bakery-cafe sales for the twelve weeks ended July 12, 2003. This increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to higher fuel costs, which averaged $2.00 per gallon in 2004 compared to $1.67 in 2003, offset by improved leveraging of fresh dough manufacturing and distribution costs the Company achieves as it opens more bakery-cafes. For the twelve weeks ended July 10, 2004, there was an average of 38.3 bakery-cafes per fresh dough facility compared to an average of 32.5 for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, the cost of food and paper products decreased to 28.2% of bakery-cafe sales from 28.4% of bakery-cafe sales for the twenty-eight weeks ended July 12, 2003. The improvement in the cost of food and paper products as a percentage of bakery-cafe sales for the twenty-eight weeks ended July 10, 2004 is primarily due to the improved leveraging of our fresh dough operations partially offset by higher fuel costs in fiscal 2004. For the twenty-eight weeks ended July 10, 2004, there were an average of 37.0 bakery-cafes per fresh dough facility compared to an average of 31.8 for the twenty-eight weeks ended July 12, 2003.

     Labor expense was $24.5 million, or 30.9% of bakery-cafe sales, for the twelve weeks ended July 10, 2004 compared to $18.3 million, or 31.0% of bakery-cafe sales, of labor expense for the twelve weeks ended July 12, 2003. This decrease in labor expense as a percentage of total revenue is primarily due to improvements in hours in 2004 from investments in quality and speed of service initiatives in 2003 offset by higher labor costs in 2004 from new openings. For the twenty-eight weeks ended July 10, 2004, labor expense was $55.1 million, or 31.2% of bakery-cafe sales, compared to $40.5 million, or 30.6% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2003. The labor expense as a percentage of bakery-cafe sales increased between the twenty-eight weeks ended July 10, 2004 and the twenty-eight weeks ended July 12, 2003 as a result of start-up inefficiencies related to the increase in Company bakery-cafe openings in 2004 compared to 2003.

     Other bakery-cafe operating expenses were $12.3 million, or 15.5% of bakery-cafe sales, for the twelve weeks ended July 10, 2004 compared to $8.4 million, or 14.2% of bakery-cafe sales, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, other bakery-cafe operating expenses were $26.4 million, or 15.0% of bakery-cafe sales, compared to $18.6 million, or 14.1% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2003. The increase in other bakery-cafe operating expenses for the twelve and twenty-eight weeks ended July 10, 2004 is primarily due to increased organizational costs for field management, including recruiting and training, associated with new markets that do not yet have multi-unit leverage.

     For the twelve weeks ended July 10, 2004, fresh dough cost of sales to franchisees was $14.7 million, or 91.4% of fresh dough sales to franchisees, compared to $11.9 million, or 88.5% of fresh dough sales to franchisees, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, fresh dough cost of sales was $33.4 million, or 91.3% of fresh dough sales to franchisees, compared to $28.0 million, or 90.3% of fresh dough sales to franchisees, for the twenty-eight weeks ended July 12, 2003. The increase in the fresh dough cost of sales rate in fiscal 2004 was primarily due to increased commodity costs, including butter and cream cheese.

     Depreciation and amortization was $6.1 million, or 5.8% of total revenue, for the twelve weeks ended July 10, 2004 compared to $4.3 million, or 5.4% of total revenue, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, depreciation and amortization was $13.6 million, or 5.8% of total revenue, compared to $9.6 million, or 5.3% of total revenue, for the twenty-eight weeks ended July 12, 2003. The increase in depreciation and amortization as a percentage of total revenue for the twelve and twenty-eight weeks ended July 10, 2004 compared to the twelve and twenty-eight weeks ended July 12, 2003 is primarily due to increased capital expenditures.

     General and administrative expenses were $8.2 million, or 7.8% of total revenue, and $7.3 million, or 9.1% of total revenue, for the twelve weeks ended July 10, 2004 and July 12, 2003, respectively. For the twenty-eight weeks ended July 10, 2004, general and administrative expenses were $17.4 million, or 7.4% of total revenue, compared to $15.9 million, or 8.8% of total revenue, for the twenty-eight weeks ended July 12, 2003. The decrease in general and administrative expenses as a percentage of total revenue for the twelve and twenty-eight weeks ended July 10, 2004 compared to the twelve and twenty-eight weeks ended July 12, 2003 is primarily the result of the leveraging of these costs over higher sales volumes as well as lower recruiting and relocation costs for new hires.

     Pre-opening expenses, which consist primarily of labor costs and food costs, were $0.8 million, or 0.7% of total revenue, and $1.4 million, or 0.6% of total revenue, for the twelve and twenty-eight weeks ended July 10, 2004, respectively, compared to $0.2 million, or 0.3% of total revenue, and $0.5 million, or 0.3% of total revenue, for the twelve and twenty-eight weeks ended July 12, 2003, respectively. The increase in pre-opening expenses as a percentage of total revenue for the twelve and twenty-eight weeks ended July 10, 2004 compared to the twelve and twenty-eight weeks ended July 12, 2003 is primarily due to increased number of Company bakery-cafe openings in 2004 compared to 2003 (13 and 4 openings, respectively).

Operating Profit

     Operating profit for the twelve weeks ended July 10, 2004 increased to $10.5 million, or 9.9% of total revenue, from $9.2 million, or 11.5% of total revenue, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, operating profit increased to $25.8 million, or 10.9% of total revenue, from $21.3 million, or 11.8% of total revenue, for the twenty-eight weeks ended July 12, 2003. Operating profit as a percentage of total revenues for the twelve and twenty-eight weeks ended July 10, 2004 declined as a result of the factors described above.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner.

Income Taxes

     The provision for income taxes increased to $3.7 million for the twelve weeks ended July 10, 2004 compared to $3.3 million for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, the provision for income taxes increased to $9.1 million from $7.6 million for the twenty-eight weeks ended July 12, 2003. The tax provision for the twelve and twenty-eight weeks ended July 10, 2004 and July 12, 2003 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

     Income before cumulative effect of accounting change for the twelve weeks ended July 10, 2004 increased $0.7 million, or 12.3%, to $6.4 million, or $0.21 per diluted share, compared to income before cumulative effect of accounting change of $5.7 million, or $0.19 per diluted share, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, income before cumulative effect of accounting change increased $2.7 million, or 20.5%, to $15.9 million, or $0.52 per diluted share, compared to income before cumulative effect of accounting change of $13.2 million, or $0.44 per diluted share for the twenty-eight weeks ended on July 12, 2003. The 2004 increase in income before cumulative effect of accounting change was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees.

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

Net Income

     Net income for the twelve weeks ended July 10, 2004 increased to $6.4 million, or $0.21 per diluted share, compared to net income of $5.7 million, or $0.19 per diluted share, for the twelve weeks ended July 12, 2003. For the twenty-eight weeks ended July 10, 2004, net income increased $2.9 million, or 22.3%, to $15.9 million, or $0.52 per diluted share, compared to net income of $13.0 million, or $0.43 per diluted share, for the twenty-eight weeks ended on July 12, 2003. The increase in net income for the twelve and twenty-eight weeks ended July 10, 2004 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $12.3 million at July 10, 2004 compared to $42.4 million at December 27, 2003. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities and for enhancements of information systems. For the twenty-eight weeks ended July 10, 2004, the Company met its requirements for capital with cash from operating activities.

     As of July 10, 2004 and December 27, 2003, the Company had investments of $33.5 million and $9.0 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of July 10, 2004, all investments were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at July 10, 2004.

     Funds provided by operating activities for the twenty-eight weeks ended July 10, 2004 were $23.9 million compared to $33.2 million for the twenty-eight weeks ended July 12, 2003. Funds provided by operating activities in 2004 primarily resulted from net income, depreciation and amortization, the tax benefit from the exercise of stock options, and deferred income taxes. These sources of cash were partially offset by the use of cash for accounts payable of $5.0 million, which was primarily due to the timing of payments in the twenty-eight weeks ended July 10, 2004.

     As of December 27, 2003, the Company had fully utilized all of its net operating loss carryforwards. At December 27, 2003, the Company had federal jobs tax credit carryforwards of $0.1 million, which were fully utilized in the first quarter of 2004. At July 10, 2004 and December 27, 2003, the Company had charitable contribution carryforwards of $6.7 million and $8.6 million, respectively, which expire in the years 2005-2008. In addition, the Company had federal alternative minimum tax credit carryforwards of $1.7 million and $3.5 million at July 10, 2004 and December 27, 2003, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on a quarterly basis. A valuation allowance of $3.6 million at July 10, 2004 and December 27, 2003, was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     Total capital expenditures of $33.4 million for the twenty-eight weeks ended July 10, 2004 were primarily related to the opening of 24 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2004, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the twenty-eight weeks ended July 12, 2003 were $26.8 million, of which approximately $6.8 million related to the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets and the remainder related primarily to the opening of six Company-owned bakery-cafes, the opening of one fresh dough facility, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2003, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures were funded primarily by cash generated from operating activities.

     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 2.0% to 2.8% at July 10, 2004). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of July 10, 2004, the Company was in compliance with all financial ratios and covenants. There were no outstanding borrowings under the revolver at July 10, 2004.

     Financing activities provided $2.3 million for the twenty-eight weeks ended July 10, 2004, which included $1.2 million from the exercise of stock options, $0.5 million from the issuance of common stock under employee benefit plans, and $0.6 million resulting from capital investments by our minority interest owner. The financing activities for the twenty-eight weeks ended July 12, 2003 provided $3.8 million, which included $2.7 million from the exercise of stock options, $0.4 million from the issuance of common stock under employee benefit plans, and $0.8 million resulting from capital investments by our minority interest owner.

     The Company had working capital of $3.5 million at July 10, 2004 and $26.1 million at December 27, 2003. The decrease in working capital from December 27, 2003 to July 10, 2004 resulted primarily from a $30.1 million reduction in cash and cash equivalents partially offset by a $5.0 million reduction in accounts payable. The $30.1 million reduction in cash and cash equivalents from December 27, 2003 to July 10, 2004 resulted primarily from a $24.2 million increase in long-term investments and increased cash needs in development. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

     The Company anticipates total capital expenditures for fiscal year 2004 of approximately $65 to $70 million principally for the opening of approximately 55 new Company-owned bakery-cafes, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities. The Company expects new bakery-cafes in 2004 will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $870,000, which is net of estimated landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolver. In 2005, the Company expects to open 70 new Company bakery-cafes.

     Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and remodeling expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. The financial success or lack of success on the part of our franchisees and minority interest owner could also affect our ability to fund our capital requirements. We believe that our cash flow from operations supplemented, where necessary, by borrowings on our revolver, and cash from the exercise of employee stock options, will be sufficient to fund our capital requirements for the foreseeable future.

Forward Looking Statements

     Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions. All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which we hereafter become aware, after that date. Forward looking information expresses management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; the ability by the Company and franchisees to operate additional bakery-cafes profitably; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly market changes, food and labor costs, and inflation; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 27, 2003.

Critical Accounting Policies & Estimates

     There were no material changes in the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies & Estimates” section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Other Commitments

     The Company is obligated under non-cancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 57 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from September 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $32.2 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees. Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     In 2001, the Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 32 bakery-cafes in operation under this agreement at July 10, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $6.3 million would have been required.

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

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of July 10, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 10, 2004, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 27, 2004 to consider and vote upon the following matters:

1.	To elect one (1) director to the Board of Directors to serve for a term ending in 2007, or until his successor has been duly elected and qualified; and

2.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 25, 2004.

     With respect to the director proposal:

     The following votes were cast in favor of, and were withheld from, the nomination of Larry J. Franklin, the director nominee:

Director		For	Withheld
Larry J. Franklin	Class A	26,249,486	536,651
	Class B	4,819,437	0

	Total	31,068,923	536,651

     With respect to the auditor proposal:

	For	Against	Abstain
Class A	26,328,400	399,666	58,071
Class B	4,819,437	0	0

Total	31,147,837	399,666	58,071

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K:

     Form 8-K (items 12, 7 and 9) filed on May 13, 2004, announcing first quarter 2004 earnings.

     Form 8-K (items 12, 7 and 9) filed on May 27, 2004, with respect to comparable bakery-cafe sales.

     Form 8-K (item 9) filed on June 10, 2004, announcing the webcast presentation of an investor conference in June 2004.

     Form 8-K (items 12, 7 and 9) filed on June 24, 2004, with respect to comparable bakery-cafe sales.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panera Bread Company (REGISTRANT)
Dated: August 17, 2004	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer

Dated: August 17, 2004	By:	/s/ Mark E. Hood
Mark E. Hood
Senior Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer