Form 10-Q
period 2004-10-02
PANERA BREAD CO
filed 2004-11-10
CIK 724606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

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

     As of November 5, 2004, 28,736,763 shares and 1,551,647 shares of the registrant’s Class A and Class B Common Stock, respectively, $.0001 par value, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	October 2, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,072	$42,402
Investments in government securities	900	5,019
Trade accounts receivable	10,593	9,646
Other accounts receivable	4,538	2,748
Inventories	9,522	8,066
Prepaid expenses	3,179	1,294
Deferred income taxes	2,213	1,696

Total current assets	51,017	70,871
Property and equipment, net	172,061	132,651
Other assets:
Investments in government securities	27,541	4,000
Goodwill	32,743	32,743
Deposits and other	3,228	5,678

Total other assets	63,512	42,421

Total assets	$286,590	$245,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,008	$8,072
Accrued expenses	43,644	35,552
Current portion of deferred revenue	1,039	1,168

Total current liabilities	49,691	44,792
Deferred income taxes	5,132	328
Other long-term liabilities	1,330	1,115

Total liabilities	56,153	46,235
Commitments and contingencies (Note F)
Minority interest	4,708	3,771
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,838,113 issued and 28,729,113 outstanding in 2004; and 28,296,581 issued and 28,187,581 outstanding in 2003	3	3
Class B, 10,000,000 shares authorized; 1,551,647 issued and outstanding in 2004 and 1,847,221 in 2003	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	127,336	121,992
Retained earnings	99,290	74,842

Total stockholders’ equity	225,729	195,937

Total liabilities and stockholders’ equity	$286,590	$245,943

The accompanying notes are an integral art of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Revenues:
Bakery-cafe sales	$86,465	$62,752	$262,878	$195,023
Franchise royalties and fees	10,297	8,735	32,534	26,568
Fresh dough sales to franchisees	17,010	14,426	53,581	45,444

Total revenue	113,772	85,913	348,993	267,035
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	24,215	17,336	74,016	54,883
Labor	25,865	19,165	80,931	59,672
Occupancy	6,167	4,188	18,461	13,303
Other operating expenses	13,048	8,737	39,474	27,365

Total bakery-cafe expenses	69,295	49,426	212,882	155,223
Fresh dough cost of sales to franchisees	15,412	12,694	48,808	40,701
Depreciation and amortization	6,630	4,708	20,262	14,329
General and administrative expenses	7,887	7,322	25,336	23,177
Pre-opening expenses	692	307	2,098	834

Total costs and expenses	99,916	74,457	309,386	234,264

Operating profit	13,856	11,456	39,607	32,771
Interest expense	4	7	20	36
Other expense (income), net	309	265	792	589
Minority interest	101	133	294	254

Income before income taxes and cumulative effect of accounting change	13,442	11,051	38,501	31,892
Income taxes	4,906	4,034	14,053	11,640

Income before cumulative effect of accounting change	8,536	7,017	24,448	20,252
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	—	—	(239)

Net income	$8,536	$7,017	$24,448	$20,013

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$0.28	$0.23	$0.81	$0.68
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.28	$0.23	$0.81	$0.67

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.28	$0.23	$0.80	$0.67
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.28	$0.23	$0.80	$0.66

Weighted average shares of common and common equivalent shares outstanding
Basic	30,226	29,895	30,118	29,666

Diluted	30,796	30,794	30,740	30,398

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the forty weeks ended
	October 2, 2004	October 4, 2003
Cash flows from operations:
Net income	$24,448	$20,013
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	239
Depreciation and amortization	20,262	14,329
Tax benefit from exercise of stock options	2,250	5,710
Deferred income taxes	4,287	5,481
Minority Interest	294	254
Other	103	116
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,725)	(825)
Inventories	(1,456)	(1,356)
Prepaid expenses	(1,885)	(941)
Accounts payable	(3,064)	(488)
Accrued expenses	2,659	3,802
Deferred revenue	(129)	(259)
Other	—	209

Net cash provided by operating activities	45,044	46,284

Cash flows from investing activities:
Additions to property and equipment	(54,056)	(29,094)
Acquisitions	—	(6,813)
Purchase of investments	(28,792)	—
Investment maturities proceeds	9,300	—
Increase (decrease) in deposits and other	2,478	(746)

Net cash used in investing activities	(71,070)	(36,653)

Cash flows from financing activities:
Exercise of employee stock options	2,312	3,777
Increase in deferred financing costs	(40)	—
Proceeds from issuance of common stock	781	573
Investments by minority interest owners	643	1,209

Net cash provided by financing activities	3,696	5,559

Net (decrease) increase in cash and cash equivalents	(22,330)	15,190
Cash and cash equivalents at beginning of period	42,402	29,924

Cash and cash equivalents at end of period	$20,072	$45,114

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

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, and Artisan Bread, LLC, which has a majority interest in Cap City Bread, LLC operating 34 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B-STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the twelve and forty weeks ended October 2, 2004 and October 4, 2003 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Net income, as reported	$8,536	$7,017	$24,448	$20,013
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(820)	(743)	(3,251)	(1,959)

Pro forma net income	$7,716	$6,274	$21,197	$18,054

Net income per share:
Basic, as reported	$0.28	$0.23	$0.81	$0.67
Basic, pro forma	$0.26	$0.21	$0.70	$0.61
Diluted, as reported	$0.28	$0.23	$0.80	$0.66
Diluted, pro forma	$0.25	$0.20	$0.69	$0.59
Weighted average shares used in compensation:
Basic	30,226	29,895	30,118	29,666
Diluted	30,796	30,794	30,740	30,398

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

NOTE D-INVESTMENT IN GOVERNMENT SECURITIES

     Investments of $28.4 million and $9.0 million at October 2, 2004 and December 27, 2003, respectively, consist of United States Treasury notes and mortgage-backed government notes. During the first three quarters of fiscal 2004, $9.3 million of investments matured or were called by the issuer and $28.8 million of investments were purchased by the Company. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from June 2005 to April 2007.

     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At October 2, 2004, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at October 2, 2004.

NOTE E-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	October 2, 2004	December 27, 2003
Compensation and employment related taxes	$9,956	$9,260
Capital expenditures	12,629	7,196
Rent	2,900	2,828
Advertising	599	—
Unredeemed gift cards and certificates	2,543	4,113
Insurance	4,522	2,112
Taxes, other than income tax	1,991	1,410
Income taxes	1,658	2,247
Other	6,846	6,386

	$43,644	$35,552

NOTE F-COMMITMENTS AND CONTINGENCIES

     The Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 45 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from December 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $24.8 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     The Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 34 bakery-cafes in operation at October 2, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $7.7 million would have been required. See “Note J-Subsequent Event” for additional information concerning this minority interest.

NOTE G-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$8,536	$7,017	$24,448	$20,252
Cumulative effect of accounting change, net of tax	—	—	—	(239)

Net income	$8,536	$7,017	$24,448	$20,013

Weighted average number of shares outstanding - basic	30,226	29,895	30,118	29,666
Effect of dilutive securities:
Employee stock options	570	899	622	732

Weighted average number of shares outstanding - diluted	30,796	30,794	30,740	30,398

Basic earnings per common share:
Before cumulative effect of accounting change	$0.28	$0.23	$0.81	$0.68
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.28	$0.23	$0.81	$0.67

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.28	$0.23	$0.80	$0.67
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.28	$0.23	$0.80	$0.66

     For the twelve weeks ended October 2, 2004 and October 4, 2003, options for 0.8 million shares and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the forty weeks ended October 2, 2004 and October 4, 2003, options for 0.4 million shares and 0.7 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
	(in thousands)		(in thousands)
Revenues:
Company bakery-cafe operations	$86,465	$62,752	$262,878	$195,023
Franchise operations	10,297	8,735	32,534	26,568
Fresh dough operations	24,493	20,052	76,060	63,453
Intercompany sales eliminations	(7,483)	(5,626)	(22,479)	(18,009)

Total Revenues	$113,772	$85,913	$348,993	$267,035

Segment profit:
Company bakery-cafe operations	$17,170	$13,327	$49,996	$39,800
Franchise operations	9,204	7,526	28,418	23,081
Fresh dough operations	1,598	1,732	4,773	4,743

Total segment profit	$27,972	$22,585	$83,187	$67,624

Total segment profit	$27,972	$22,585	$83,187	$67,624
Depreciation and amortization	(6,630)	(4,708)	(20,262)	(14,329)
Unallocated general and administrative expenses	(6,794)	(6,114)	(21,220)	(19,690)
Pre-opening expenses	(692)	(307)	(2,098)	(834)
Interest expense	(4)	(7)	(20)	(36)
Other expense, net	(309)	(265)	(792)	(589)
Minority interest	(101)	(133)	(294)	(254)

Income before income taxes and cumulative effect of accounting change	$13,442	$11,051	$38,501	$31,892

Depreciation and amortization:
Company bakery-cafe operations	$4,733	$3,112	$14,213	$9,529
Fresh dough operations	1,157	947	3,686	2,730
Corporate Administration	740	649	2,363	2,070

Total depreciation and amortization	$6,630	$4,708	$20,262	$14,329

Capital expenditures:
Company bakery-cafe operations	$17,086	$6,126	$45,862	$19,795
Fresh dough operations	2,970	1,766	5,379	6,702
Corporate Administration	596	1,188	2,815	2,597

Total capital expenditures	$20,652	$9,080	$54,056	$29,094

	October 2, 2004	December 27, 2003
	(inthousands)
Segments assets:
Company bakery-cafe operations	$175,393	$138,862
Franchise operations	1,264	1,117
Fresh dough operations	34,866	32,505

Total segment assets	$211,523	$172,484

Total segment assets	$211,523	$172,484
Unallocated trade accounts receivable	6,085	4,462
Unallocated inventories	528	558
Unallocated property and equipment	11,721	11,340
Unallocated deposits and other	2,828	2,688
Other unallocated assets	53,905	54,411

Total assets	$286,590	$245,943

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

NOTE J-SUBSEQUENT EVENT

     On October 30, 2004, the Company’s wholly owned subsidiary, Artisan Bread, LLC (“Artisan”), became the owner of 100% of the membership interests in Cap City Bread, LLC (“LLC”). Prior to the completion of the transaction, Artisan had owned approximately 78.5% of the membership interests in LLC and the remaining membership interests had been owned by Capitol Dough, Inc. (“Capitol Dough”), a Missouri corporation owned by Richard Postle, the Company’s former president (“Postle”). As part of the transaction, LLC redeemed certain of the membership interests held by Capitol Dough in exchange for the transfer to Capitol Dough of LLC’s interest in 3 bakery-cafes, one of which was under construction at the acquisition date. In addition to the redemption transaction, Artisan acquired the remaining membership interests held by Capitol Dough in exchange for a cash purchase price of approximately $4.8 million, which approximates fair value. Of this purchase price, approximately $4.3 million was paid in cash at the acquisition date and, subject to certain offset rights, the remaining purchase price will be paid, with interest, one year from the acquisition date. At the time of the acquisition, LLC operated 36 bakery-cafes in the northern Virginia and central Pennsylvania markets. The results of operations of these bakery-cafes have been included in the Company’s Consolidated Financial Statements since the date of formation of LLC. Following the completion of the transaction, Artisan became the sole owner of 34 operating bakery-cafes in the northern Virginia and central Pennsylvania markets. The 3 remaining bakery-cafes transferred to Postle, one of which was under construction at the acquisition date, will be owned and operated by Postle and/or his affiliates as a franchisee. Postle and/or his affiliates have agreed to develop up to 9 additional bakery-cafes in the previously undeveloped western Virginia and West Virginia territories. The Company will allocate the purchase price to the assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill.

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

     The Company’s 2004 fiscal year will end on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In 2005, the Company intends to change its fiscal week to end on Tuesday rather than Saturday. This change will allow the Company to better serve customers by shifting the weekly closing activities to a less busy day of the week. As a result, the Company’s 2005 fiscal year will end on December 27, 2005 and consist of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. In fiscal year 2006, the Company intends to convert to a 4-4-5 fiscal calendar whereby each quarter will include 13 weeks.

     The Company included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” information on Company, franchised, and/or system-wide comparable bakery-cafe sales increases, average weekly sales, and annualized average unit volumes (AUV). System-wide sales are a non-GAAP financial measure that includes sales at all Company and franchise bakery-cafes, as reported by franchisees. Management believes inclusion of system-wide sales information, particularly annualized average unit volumes, is useful in assessing consumer acceptance of the Company’s brand as it measures the impact of both comparable bakery-cafes and new bakery-cafes and as franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.

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

     The Company utilizes several key metrics in analyzing its performance, including annualized average unit volumes, comparable bakery-cafe sales, and system-wide development. The Company’s earnings per diluted share target for the third quarter of 2004 was $0.27 to $0.29. This target assumed the following system-wide key performance metrics: annualized average unit volumes for new bakery-cafes of $1.85 to $1.95 million, comparable bakery-cafe sales increases of 2% to 4% in the second half of the year, and new bakery-cafe development for the year at the high end of the 140 to 150 bakery-cafe target range.

     In the third quarter of 2004, the Company earned $0.28 per diluted share with the following system-wide performance on key metrics: 2004 new unit annualized average unit volumes (AUV) of $1.85 million (the effect of excluding the first four weeks of new bakery-cafe results, effectively moderating the impact of store “grand opening” weeks, would have lowered the calculated AUV by $0.08 million to $1.77 million), comparable bakery-cafe sales growth of 1.5%, 34 new bakery-cafes opened in the third quarter, including 15 new Company-owned bakery-cafes (triple the 5 new Company-owned bakery-cafes opened in Q3 2003), and 2 franchise bakery-cafes were closed in conjunction with planned relocations.

     Performance on the system-wide key metrics of new bakery-cafe AUV, comparable bakery-cafe sales, and new bakery-cafe openings in the third quarter of 2004 was at the middle to the low end of their respective target ranges. Comparable system-wide bakery-cafe sales growth in the third quarter of 2004 of 1.5% was achieved in a difficult sales environment that included multiple hurricanes affecting our bakery-cafes located in Florida and other southeastern states. The Company estimates the impact of lost sales lowered the reported comparable sales increase by 0.7%. Severe weather in the southeast also resulted in increased costs in our fresh dough facilities related to maintaining uninterrupted manufacturing and delivery of dough during the hurricanes. Higher fuel costs related to daily deliveries of fresh dough to both Company-owned and franchised bakery-cafes and an increase in workers compensation costs created additional pressure on quarterly results.

     The Company narrowed its earnings per diluted share target range for 2004 to $1.24 to $1.26. This implies fourth quarter earnings per diluted share in the range of $0.44 to $0.46. This target earnings per share range assumes new system-wide bakery-cafe AUV of at least $1.85 million, comparable system-wide bakery-cafe sales increases of 3% to 4% in the fourth quarter, and the full-year development of 145 new bakery-cafes (55 Company-owned bakery-cafes and 90 franchised bakery-cafes).

     The Company expects fourth quarter results to continue to be affected by higher fuel costs and workers compensation costs. Also, the Company expects fourth quarter 2004 development of 16 new Company and 27 new franchised bakery-cafes compared to 14 new Company and 31 new franchised bakery-cafes in the fourth quarter of 2003. In addition, see “Note J-Subsequent Event” in the Notes to Consolidated Financial Statements for information related to the acquisition by the Company of the minority interest in Cap City Bread, LLC in the fourth quarter of 2004.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Revenues:
Bakery-cafe sales	76.0%	73.0%	75.3%	73.0%
Franchise royalties and fees	9.0	10.2	9.3	10.0
Fresh dough sales to franchisees	15.0	16.8	15.4	17.0

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.0%	27.6%	28.2%	28.1%
Labor	29.9	30.5	30.8	30.6
Occupancy	7.1	6.7	7.0	6.8
Other operating expenses	15.1	13.9	15.0	14.0

Total bakery-cafe expenses	80.1	78.8	81.0	79.6
Fresh dough cost of sales to franchisees (2)	90.6	88.0	91.1	89.6
Depreciation and amortization	5.8	5.5	5.8	5.4
General and administrative expenses	6.9	8.5	7.3	8.7
Pre-opening expenses	0.6	0.4	0.6	0.3

Total costs and expenses	87.8	86.7	88.7	87.7

Operating profit	12.2	13.3	11.3	12.3
Interest expense	—	—	—	—
Other expense, net	0.3	0.3	0.2	0.2
Minority interest	0.1	0.2	0.1	0.1

Income before income taxes and cumulative effect of accounting change	11.8	12.9	11.0	11.9
Income taxes	4.3	4.7	4.0	4.4

Income before cumulative effect of accounting change	7.5	8.2	7.0	7.6
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	—	—	(0.1)

Net income	7.5%	8.2%	7.0%	7.5%

(1) As a percentage of bakery-cafe sales.

(2) As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Number of bakery-cafes:
Company-owned (includes majority-owned):
Beginning of period	197	144	173	132
Bakery-cafes opened	15	5	39	15
Bakery-cafes closed	—	—	—	(3)
Acquired from franchisee (1)	—	—	—	5

End of period	212	149	212	149

Franchise operated:
Beginning of period	472	387	429	346
Bakery-cafes opened	19	24	63	71
Bakery-cafes closed	(2)	(2)	(3)	(3)
Sold to company (1)	—	—	—	(5)

End of period	489	409	489	409

System-wide:
Beginning of period	669	531	602	478
Bakery-cafes opened	34	29	102	86
Bakery-cafes closed	(2)	(2)	(3)	(6)

End of period	701	558	701	558

(1)	During the first quarter of fiscal 2003, the Company acquired five bakery-cafes and the development rights in the Louisville/Lexington, Kentucky and Dallas, Texas markets from franchisees.

     Increases in comparable bakery-cafe sales for the twelve and forty weeks ended October 2, 2004 and October 4, 2003 were as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Company-owned	2.2%	2.2%	2.3%	1.6%
Franchised	1.2%	0.1%	1.5%	-0.1%
System-wide	1.5%	0.7%	1.7%	0.4%

     Comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 months. Overall, comparable sales increases in 2004 were achieved in a difficult sales environment that included multiple hurricanes affecting our bakery-cafes located in Florida and other southeastern states.

     Comparable sales for the twelve weeks ended October 2, 2004 increased at a higher rate than comparable sales for the twelve weeks ended October 4, 2003 as a result of sales from the Company’s “Via Panera” catering business which began in 2004, sales from new product development in 2004, including lower carb breads, and the implementation of several Company initiatives by the franchised bakery-cafes in 2004 related to increased staffing, quality, and speed of customer service.

     Comparable sales for the forty weeks ended October 2, 2004 increased at a higher rate than comparable sales for the forty weeks ended October 4, 2003 as a result of the more difficult winter weather experienced in the first quarter of 2003 compared to the first quarter of 2004 as well as the factors described above.

Revenues

     Total revenues for the twelve weeks ended October 2, 2004 increased 32.5% to $113.8 million compared to $85.9 million for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, total revenues increased 30.7% to $349.0 million compared to $267.0 million for the forty weeks ended October 4, 2003. The growth in total revenues for the twelve and forty weeks ended October 2, 2004, compared to the same periods in the prior year, is primarily due to the opening of 147 new bakery-cafes since the end of the third quarter of 2003 as well as increases in system-wide comparable bakery-cafe sales of 1.5% and 1.7% for the twelve and forty weeks ended October 2, 2004, respectively.

     Bakery-cafe sales for the twelve weeks ended October 2, 2004 for the Company increased 37.7% to $86.5 million from $62.8 million for the twelve weeks ended October 4, 2003. Company bakery-cafe sales as a percentage of total revenue increased by 3.0% and 2.3% for the twelve and forty weeks ended October 2, 2004, respectively, and fresh dough sales to franchisees as a percentage of total revenue decreased by 1.8% and 1.6% for the twelve and forty weeks ended October 2, 2004, respectively, primarily as a result of the increase in the number of Company bakery-cafe openings. For the forty weeks ended October 2, 2004, bakery-cafe sales increased 34.8% to $262.9 million from $195.0 million for the forty weeks ended October 4, 2003. The increase in bakery-cafe sales is primarily due to the opening of 53 new Company-owned bakery-cafes since the end of the third quarter of 2003 and the 2.2% and 2.3% increase in comparable Company-owned bakery-cafe sales for the twelve and forty weeks ended October 2, 2004, respectively. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the twelve and forty weeks ended October 2, 2004 and October 4, 2003 are as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Company-owned average weekly sales	$35,454	$35,609	$35,000	$34,636
Company-owned number of operating weeks	2,440	1,763	7,515	5,631

     Franchise royalties and fees rose 18.4% for the twelve weeks ended October 2, 2004 to $10.3 million from $8.7 million for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, franchise royalties and fees rose 22.2% to $32.5 million from $26.6 million for the forty weeks ended October 4, 2003. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Franchise royalties	$9,612	$8,000	$30,349	$24,351
Franchise fees	685	735	2,185	2,217

Total	$10,297	$8,735	$32,534	$26,568

     Royalties are based on reported franchisee sales. The increase in royalty revenue can be attributed primarily to the addition of 94 franchised bakery-cafes opened since October 4, 2003 and the 1.2% and 1.5% increase in comparable franchise-operated bakery-cafe sales for the twelve and forty weeks ended October 2, 2004, respectively. The average weekly sales per franchise-operated bakery-cafe and the number of operating weeks for the twelve and forty weeks ended October 2, 2004 and October 4, 2003 are as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Franchisee average weekly sales	$35,753	$35,907	$35,425	$35,375
Franchisee number of operating weeks	5,771	4,764	18,323	14,878

     As of October 2, 2004, the total backlog of active additional franchise commitments was 398 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. In 2005, the Company expects to open 80 to 90 new franchise bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

     Fresh dough sales to franchisees increased 18.1% to $17.0 million for the twelve weeks ended October 2, 2004 from $14.4 million for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, fresh dough sales to franchisees increased 18.1% to $53.6 million from $45.4 million for the forty weeks ended October 4, 2003. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 28.0% of bakery-cafe sales for the twelve weeks ended October 2, 2004 compared to 27.6% of bakery-cafe sales for the twelve weeks ended October 4, 2003. This increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to higher fuel costs, which averaged $2.19 per gallon in 2004 compared to $1.68 in 2003, and higher commodity costs, partially offset by improved leveraging of fresh dough manufacturing and distribution costs the Company achieves as it opens more bakery-cafes. For the twelve weeks ended October 2, 2004, there was an average of 40.6 bakery-cafes per fresh dough facility compared to an average of 32.9 for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, the cost of food and paper products increased to 28.2% of bakery-cafe sales from 28.1% of bakery-cafe sales for the forty weeks ended October 4, 2003. This increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to higher fuel and commodity costs, partially offset by improved leveraging of fresh dough manufacturing and distribution costs the Company achieves as it opens more bakery-cafes. For the forty weeks ended October 2, 2004, there were an average of 38.1 bakery-cafes per fresh dough facility compared to an average of 32.2 for the forty weeks ended October 4, 2003.

     Labor expense was $25.9 million, or 29.9% of bakery-cafe sales, for the twelve weeks ended October 2, 2004 compared to $19.2 million, or 30.5% of bakery-cafe sales, of labor expense for the twelve weeks ended October 4, 2003. This decrease in labor expense as a percentage of total revenue is primarily due to a focus by our operators on execution of operations including lower labor investment on new bakery-cafe openings. For the forty weeks ended October 2, 2004, labor expense was $80.9 million, or 30.8% of bakery-cafe sales, compared to $59.7 million, or 30.6% of bakery-cafe sales, for the forty weeks ended October 4, 2003. Labor expense as a percentage of bakery-cafe sales increased between the forty weeks ended October 2, 2004 and the forty weeks ended October 4, 2003 as a result of start-up inefficiencies related to the increase in Company bakery-cafe openings in the first half of 2004 compared to 2003.

     Occupancy cost was $6.2 million, or 7.1% of bakery-cafe sales, for the twelve weeks ended October 2, 2004 compared to $4.2 million, or 6.7% of bakery-cafe sales, of occupancy cost for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, occupancy cost was $18.5 million, or 7.0% of bakery-cafe sales, compared to $13.3 million, or 6.8% of bakery-cafe sales, for the forty weeks ended October 4, 2003. The increase in occupancy cost as a percentage of bakery-cafe sales for the twelve and forty weeks ended October 2, 2004 is primarily due to lost sales from the hurricanes.

     Other bakery-cafe operating expenses were $13.0 million, or 15.1% of bakery-cafe sales, for the twelve weeks ended October 2, 2004 compared to $8.7 million, or 13.9% of bakery-cafe sales, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, other bakery-cafe operating expenses were $39.5 million, or 15.0% of bakery-cafe sales, compared to $27.4 million, or 14.0% of bakery-cafe sales, for the forty weeks ended October 4, 2003. The increase in other bakery-cafe operating expenses for the twelve and forty weeks ended October 2, 2004 is primarily due to increased organizational costs for field management, including recruiting and training, associated with new markets that do not yet have multi-unit leverage and increased costs related to our joint venture program.

     For the twelve weeks ended October 2, 2004, fresh dough cost of sales to franchisees was $15.4 million, or 90.6% of fresh dough sales to franchisees, compared to $12.7 million, or 88.0% of fresh dough sales to franchisees, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, fresh dough cost of sales was $48.8 million, or 91.1% of fresh dough sales to franchisees, compared to $40.7 million, or 89.6% of fresh dough sales to franchisees, for the forty weeks ended October 4, 2003. The increase in the fresh dough cost of sales rate in fiscal 2004 is primarily due to increased commodity costs, including butter, tuna, and cream cheese.

     Depreciation and amortization was $6.6 million, or 5.8% of total revenue, for the twelve weeks ended October 2, 2004 compared to $4.7 million, or 5.5% of total revenue, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, depreciation and amortization was $20.3 million, or 5.8% of total revenue, compared to $14.3 million, or 5.4% of total revenue, for the forty weeks ended October 4, 2003. The increase in depreciation and amortization as a percentage of total revenue for the twelve and forty weeks ended October 2, 2004 compared to the twelve and forty weeks ended October 4, 2003 is primarily due to increased capital expenditures.

     General and administrative expenses were $7.9 million, or 6.9% of total revenue, and $7.3 million, or 8.5% of total revenue, for the twelve weeks ended October 2, 2004 and October 4, 2003, respectively. For the forty weeks ended October 2, 2004, general and administrative expenses were $25.3 million, or 7.3% of total revenue, compared to $23.2 million, or 8.7% of total revenue, for the forty weeks ended October 4, 2003. The decrease in general and administrative expenses as a percentage of total revenue for the twelve and forty weeks ended October 2, 2004 compared to the twelve and forty weeks ended October 4, 2003 is primarily the result of the improved leveraging of these costs over higher revenue volumes.

     Pre-opening expenses, which consist primarily of labor costs and food costs, were $0.7 million, or 0.6% of total revenue, and $2.1 million, or 0.6% of total revenue, for the twelve and forty weeks ended October 2, 2004, respectively, compared to $0.3 million, or 0.4% of total revenue, and $0.8 million, or 0.3% of total revenue, for the twelve and forty weeks ended October 4, 2003, respectively. The increase in pre-opening expenses as a percentage of total revenue for the twelve and forty weeks ended October 2, 2004 compared to the twelve and forty weeks ended October 4, 2003 is primarily due to increased number of Company bakery-cafe openings in 2004 compared to 2003 as described above.

Operating Profit

     Operating profit for the twelve weeks ended October 2, 2004 increased to $13.9 million, or 12.2% of total revenue, from $11.5 million, or 13.3% of total revenue, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, operating profit increased to $39.6 million, or 11.3% of total revenue, from $32.8 million, or 12.3% of total revenue, for the forty weeks ended October 4, 2003. Operating profit as a percentage of total revenues for the twelve and forty weeks ended October 2, 2004 declined as a result of the factors described above.

Minority Interest

     Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our minority interest owner.

Income Taxes

     The provision for income taxes increased to $4.9 million for the twelve weeks ended October 2, 2004 compared to $4.0 million for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, the provision for income taxes increased to $14.1 million from $11.6 million for the forty weeks ended October 4, 2003. The tax provision for the twelve and forty weeks ended October 2, 2004 and October 4, 2003 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Income Before Cumulative Effect of Accounting Change

     Income before cumulative effect of accounting change for the twelve weeks ended October 2, 2004 increased $1.5 million, or 21.4%, to $8.5 million, or $0.28 per diluted share, compared to income before cumulative effect of accounting change of $7.0 million, or $0.23 per diluted share, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, income before cumulative effect of accounting change increased $4.2 million, or 20.7%, to $24.45 million, or $0.80 per diluted share, compared to income before cumulative effect of accounting change of $20.25 million, or $0.67 per diluted share for the forty weeks ended October 4, 2003. The 2004 increase in income before cumulative effect of accounting change was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees partially offset by higher costs as described above.

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

Net Income

     Net income for the twelve weeks ended October 2, 2004 increased to $8.5 million, or $0.28 per diluted share, compared to net income of $7.0 million, or $0.23 per diluted share, for the twelve weeks ended October 4, 2003. For the forty weeks ended October 2, 2004, net income increased $4.4 million, or 22.0%, to $24.4 million, or $0.80 per diluted share, compared to net income of $20.0 million, or $0.66 per diluted share, for the forty weeks ended on October 4, 2003. The increase in net income for the twelve and forty weeks ended October 2, 2004 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $20.1 million at October 2, 2004 compared to $42.4 million at December 27, 2003. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems. For the forty weeks ended October 2, 2004, the Company met its requirements for capital with cash from operating activities.

     As of October 2, 2004 and December 27, 2003, the Company had investments of $28.4 million and $9.0 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of October 2, 2004, all investments were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at October 2, 2004.

     Funds provided by operating activities for the forty weeks ended October 2, 2004 were $45.0 million compared to $46.3 million for the forty weeks ended October 4, 2003. Funds provided by operating activities in 2004 primarily resulted from net income, depreciation and amortization, and deferred income taxes. These sources of cash were partially offset by the use of cash for accounts payable of $3.1 million, which was primarily due to the timing of payments in the forty weeks ended October 2, 2004.

     As of December 27, 2003, the Company had fully utilized all of its net operating loss carryforwards. At December 27, 2003, the Company had federal jobs tax credit carryforwards of $0.1 million, which were fully utilized in the first quarter of 2004. At October 2, 2004 and December 27, 2003, the Company had charitable contribution carryforwards of $5.4 million and $8.6 million, respectively, which expire in the years 2005-2008. In addition, the Company had federal alternative minimum tax credit carryforwards of $0.9 million and $3.5 million at October 2, 2004 and December 27, 2003, respectively, which are available to reduce future regular Federal income taxes over an indefinite period. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on a quarterly basis. A valuation allowance of $3.6 million at October 2, 2004 and December 27, 2003, was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     Total capital expenditures of $54.1 million for the forty weeks ended October 2, 2004 were primarily related to the opening of 39 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2004 and the first quarter of 2005, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the forty weeks ended October 4, 2003 were $35.9 million, of which approximately $6.8 million related to the purchase of five bakery-cafes and the development rights from our franchisees in the Louisville/Lexington, Kentucky and Dallas, Texas markets and the remainder related primarily to the opening of 15 Company-owned bakery-cafes, the opening of one fresh dough facility, costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2003 and the first quarter of 2004, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures were funded primarily by cash generated from operating activities.

     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 2.6% to 3.4% at October 2, 2004). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of October 2, 2004, the Company was in compliance with all financial ratios and covenants. There were no outstanding borrowings under the revolver at October 2, 2004.

     Financing activities provided $3.7 million for the forty weeks ended October 2, 2004, which included $2.3 million from the exercise of stock options, $0.8 million from the issuance of common stock under employee benefit plans, and $0.6 million resulting from capital investments by our minority interest owner. The financing activities for the forty weeks ended October 4, 2003 provided $5.6 million, which included $3.8 million from the exercise of stock options, $0.6 million from the issuance of common stock under employee benefit plans, and $1.2 million resulting from capital investments by our minority interest owner.

     The Company had working capital of $1.3 million at October 2, 2004 and $26.1 million at December 27, 2003. The decrease in working capital from December 27, 2003 to October 2, 2004 resulted primarily from a $22.3 million reduction in cash and cash equivalents partially offset by a $3.1 million reduction in accounts payable. The $22.3 million reduction in cash and cash equivalents from December 27, 2003 to October 2, 2004 resulted primarily from a $23.5 million increase in long-term investments. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.

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

Forward Looking Statements

     Matters discussed in this report, including any discussion, express or implied, of the Company’s anticipated growth, operating results, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions. All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which we hereafter become aware, after that date. Forward looking information expresses management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; the ability by the Company and franchisees to operate additional bakery-cafes profitably; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly market changes, food and labor costs, and inflation; and other factors that may affect retailers in general. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 27, 2003.

Critical Accounting Policies & Estimates

     There were no material changes in the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies & Estimates” section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Other Commitments

     The Company is obligated under non-cancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. In addition, the Company is a prime tenant or guarantor for certain operating leases of four franchisee locations and 45 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from December 2004 to February 2014, and the guarantees have a potential amount of future rental payments of approximately $24.8 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

     In 2001, the Company, pursuant to an agreement with its former president as a minority interest owner, is developing and managing up to 50 bakery-cafes in the Northern Virginia and Central Pennsylvania markets. After October 2006, the Company and the minority interest owner each have rights which could, if exercised, permit/require the Company to purchase the bakery-cafes at contractually determined values based on multiples of cash flows. The Company has not recorded a liability for these purchase rights. Had the Company been required to repurchase the 34 bakery-cafes in operation under this agreement at October 2, 2004 at the contractually determined value based on the minority interest owner’s right to sell, a payment of $7.7 million would have been required. See “Note J-Subsequent Event” in the Notes to Consolidated Financial Statements for additional information concerning this minority interest.

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

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of October 2, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Panera Bread Company
(REGISTRANT)

Dated: November 9, 2004	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer

Dated: November 9, 2004	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky
Executive Vice President, Chief Administrative Officer

Dated: November 9, 2004	By:	/s/ Mark E. Hood

Mark E. Hood
Senior Vice President, Chief Financial Officer

Dated: November 9, 2004	By:	/s/ Richard R. Isaak

Richard R. Isaak
Director, Accounting and Reporting
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer