Form 10-K
period 2004-12-25
PANERA BREAD CO
filed 2005-03-17
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2004

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
Class A Common Stock, $.0001 par value
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of July 9, 2004 was $963,455,008. There is no public trading market for the registrant’s Class B Common Stock.
      Number of shares outstanding of each of the registrant’s classes of common stock as of March 2, 2005: 29,189,493 shares of Class A Common Stock ($.0001 par value) and 1,448,012 shares of Class B Common Stock ($.0001 par value).
      Portions of the proxy statement for the annual stockholders’ meeting to be held June 2, 2005 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS
GENERAL
      Panera Bread Company (including its wholly owned subsidiaries) may be referred to as the “Company,” “Panera Bread” or in the first person notation of “we,” “us,” and “ours” in the following discussion.
      The Company was originally organized in March 1981 as a Massachusetts corporation under the name Au Bon Pain Co., Inc. and reincorporated in Delaware in June 1998. Originally the Company consisted of three Au Bon Pain bakery-cafes and one cookie store. The Company continued to grow the Au Bon Pain concept domestically, primarily on the east coast, and internationally throughout the 1980’s and 1990’s. On December 22, 1993, the Company purchased the Saint Louis Bread Company. At the time, the Saint Louis Bread Company consisted of 19 Company-owned and one franchised bakery-cafe primarily located in the Saint Louis, Missouri area. In August 1998, the Company entered into a Stock Purchase Agreement to sell the Au Bon Pain Division to ABP Corporation for $73.0 million in cash before contractual purchase price adjustments of $1.0 million. The sale was completed May 16, 1999. At that time, the Company changed its name to Panera Bread Company. As of December 25, 2004, the Company operates, directly and through area development agreements with 39 franchisee groups, bakery-cafes under the names Panera Bread and Saint Louis Bread Company. The Company operates as three business segments for accounting purposes. See Note 17 of the Company’s Consolidated Financial Statements for segment information. The Company is a Delaware corporation with its principal executive offices at 6710 Clayton Road, Richmond Heights, Missouri 63117.
      As of December 25, 2004, the Company’s retail operations consist of 226 Company-owned bakery-cafes and 515 franchise-operated bakery-cafes, all in the United States. The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis.
      Bakery-cafes are principally located in suburban strip mall and regional mall locations and currently operate in 35 states. The Company’s revenues were $479.1 million, consisting of $362.1 million of bakery-cafe sales, $44.4 million of franchise royalties and fees, and $72.6 million of fresh dough sales to franchisees. Franchisee bakery-cafe sales were $879.1 million for the fiscal year ended December 25, 2004.
      The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the Fiscal Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Number of bakery-cafes:
Company-owned:
Beginning of period	173	132	110
Bakery-cafes opened	54	29	23
Bakery-cafes closed	—	(3)	(4)
Transfer to franchisee(2)	(2)	—	—
Acquired from franchisee(1)	1	15	3

End of period	226	173	132

	For the Fiscal Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Franchise operated:
Beginning of period	429	346	259
Bakery-cafes opened	89	102	92
Bakery-cafes closed	(4)	(4)	(2)
Transfer from Company(2)	2	—	—
Sold to Company(1)	(1)	(15)	(3)

End of period	515	429	346

System-wide:
Beginning of period	602	478	369
Bakery-cafes opened	143	131	115
Bakery-cafes closed	(4)	(7)	(6)

End of period	741	602	478

(1)	In January 2002, the Company purchased the area development rights and three operating bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the area development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees. In October 2004, the Company acquired one operating bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, the Company transferred two operating bakery-cafes and one bakery-cafe under construction to a new franchisee in the acquisition of the minority interest. See Note 4 of the Company’s Consolidated Financial Statements for further information.
RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
      Following disclosure by several restaurant companies late in calendar 2004 and in connection with performing its 2004 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable term commencing upon location opening. The Company concluded that its calculation of straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases,” which in most cases exceeds the initial non-cancelable lease term. The Company further concluded that any construction period and other rent holidays should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements at all locations to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation.
      The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal 2004. As a result, the Company has recorded the cumulative effect as of the end of fiscal year 2001 and has restated previously issued consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 to recognize the impact of recording rent expense over the reasonably assured lease period, to record depreciation on leasehold improvements over the shorter of their estimated useful lives or the reasonably assured lease term, and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the reasonably assured lease term as a reduction to rent expense rather than depreciation. See Note 3 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

CONCEPT AND STRATEGY
      The Company’s concept focuses on the “Specialty Bread/ Bakery-Cafe” category. Its artisan breads, which are breads made with all natural ingredients and a craftsman’s attention to quality and detail, and overall award-winning bakery expertise are at the heart of the concept’s menu. The concept is designed to deliver against the key consumer trends of today, specifically the need for a more responsive and more special dining experience than that offered by traditional fast food. The Company’s goal is to make Panera Bread a nationally dominant brand name. Its menu, prototype, operating systems, design, and real estate strategy allow it to compete successfully in several sub-businesses: breakfast, lunch, PM “chill out,” lunch in the evening, and take home bread. The Company has achieved this success as evidenced by several awards it has received. The Company was rated the highest in customer satisfaction for the third consecutive year in the Sandelman and Associates survey of more than 67,000 consumers’ rating of 117 concepts. The Company also ranked number one in customer satisfaction in the J.D. Powers survey of 55,000 consumers in the midwest and northeast. Additionally, the Company has been rated number one in food quality in the Restaurant and Institutions magazine Choice in Chain survey in each of the last two years. On a system-wide basis, average weekly sales increased 1.1% to $36,008 for the fifty-two weeks ended December 25, 2004 compared to $35,617 for the fifty-two weeks ended December 27, 2003.
      The distinctive nature of the Company’s menu offerings (centered around the fresh artisan bread products), the quality of its bakery-cafe operations, the Company’s signature cafe design, and the prime locations of its cafes are integral to the Company’s success. The Company believes its concept has significant growth potential, which it hopes to realize through a combination of Company and franchisee efforts. Franchising is a key component of the Company’s success. Utilization of franchising has enabled the Company to grow more rapidly because of the added resources and capabilities they provide to implement the concepts and strategy developed by Panera. As of December 25, 2004, there were 515 franchised bakery-cafes operating and signed commitments to open an additional 406 bakery-cafes.
      The Company believes that providing bakery-cafe operators the opportunity to participate in the success of the bakery-cafe enables the Company to attract and retain experienced and highly motivated personnel, which will result in a better customer experience. As a result, the Company developed a program and began implementation in certain markets in 2003 to allow unit general managers and multi-unit managers to participate in the success of a bakery-cafe through a multi-year bonus structure. The Company expects to continue implementation of this bonus structure where appropriate as an alternative to its traditional Company-owned or franchised bakery-cafes to facilitate the development and operation of bakery-cafes.
MENU
      The menu is designed to provide the Company’s target customers with products which build on the strength of the Company’s bakery expertise. The key menu groups are fresh baked goods, made-to-order sandwiches and salads, soups, and cafe beverages. Included within these menu groups are a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; hearty, unique soups; custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks. The Company’s concept emphasizes the sophisticated specialty and artisan breads that support a take-home bread business.
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
MARKETING
      The Company believes it competes on the basis of providing an entire experience rather than by price only. Pricing is structured so customers perceive good value with high quality food at reasonable prices to encourage frequent visits. The Company measures its average check per transaction. The total average check per transaction at the Company-owned bakery-cafes opened eighteen months or longer at December 25, 2004 was $6.97. Breakfast average check per transaction was $5.26, lunch average check per transaction was $7.99, PM “chill out” average check per transaction was $7.03, and lunch in the evening average check per transaction was $7.79. The Company attempts to increase its per location sales through menu development, product merchandising, and promotions at every day prices and by sponsorship of local community charitable events.
      Franchised bakery-cafes contribute to the Company 0.4% of their sales to a national advertising fund and 0.4% of their sales as a marketing administration fee and are required to spend 2.0% of their sales in their local markets on advertising. The Company contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration. The national advertising fund and marketing administration contributions received from franchised bakery-cafes are consolidated with Company amounts in the Company’s financial statements. Liabilities for unexpended funds are included in accrued expenses in the consolidated balance sheets. The Company’s contributions to the national advertising fund and marketing administration as well as its own media costs are recorded as part of other operating expenses in the consolidated statements of operations. The Company may utilize external media when deemed appropriate and cost effective in specific markets.
SITE SELECTION AND BAKERY-CAFE ENVIRONMENT
      The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, the Company studies the surrounding trade area, demographic information within that area and information on breakfast and lunch competitors. Based on analysis of this information including utilization of predictive modeling using proprietary software, the Company determines projected sales and return on investment. The Panera concept has proven successful in a number of different types of real estate (i.e., in-line or end-cap locations in strip or power centers, regional malls, and free-standing).
      The Company designs each bakery-cafe to provide a differentiated environment, using in many cases fixtures and materials complementary to the neighborhood location of the bakery-cafe. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between the Company’s bakery-cafes and other bakery-cafes serving breakfast and lunch. Many of the Company’s cafes also feature outdoor cafe seating and free wifi internet access. In addition, the Company began its “Via Panera” catering business in 2004. The average construction, equipment, furniture and fixture, and signage cost for the 54 Company bakery-cafes opened in 2004 was $0.95 million per bakery-cafe after landlord allowances.
      The average bakery-cafe size is 4,480 square feet. The Company leases substantially all of its bakery-cafe locations. Lease terms are typically ten years with one, two, or three five-year renewal option periods thereafter. Leases typically have charges for minimum base occupancy, a proportionate share of building and common area operating expenses and real estate taxes, and contingent percentage rent based on sales above a stipulated sales level. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 3 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

BAKERY-CAFE SUPPLY CHAIN
      Bakery-cafes in the system use fresh dough for their artisan and sourdough breads and bagels. Fresh dough is supplied daily by a fresh dough facility to both Company-owned and franchise-operated bakery-cafes. The following table sets forth the number of fresh dough facilities:

	December 25,	December 27,	December 28,
	2004	2003	2002

Regional Fresh Dough Facilities:
Company-owned	16	16	14
Franchise-operated	1	1	1

Total Fresh Dough Facilities	17	17	15

      The Company believes its fresh dough facility system provides a competitive advantage. The fresh dough facilities ensure consistent quality and supply of fresh dough products to both Company-owned and franchised bakery-cafes. The Company focuses its growth in areas that allow it to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure and to selectively enter new markets which require the construction of additional facilities when sufficient numbers of bakery-cafes may be opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to the bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by Company personnel. At December 25, 2004, 112 trucks were leased by the Company. The optimal distribution is approximately 200 miles, however, when necessary, distribution range may be 450 miles. An average distribution route delivers dough to 6 bakery-cafes. The Company is not dependent upon one or a few suppliers as there are numerous suppliers of needed product ingredient.
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
COMPETITION
      The Company experiences competition from numerous sources in its trade areas. The Company’s bakery-cafes compete based on customers’ needs for breakfast, lunch, daytime “chill-out,” lunch in the evening, and take home bread sales. The competitive factors include location, environment, customer service, price, and quality of products. The Company competes for leased space in desirable locations. Certain of the Company’s competitors may have capital resources exceeding those available to the Company. Our primary competitors include specialty food and casual dining and quick service restaurant retailers including national, regional, and locally-owned concepts.
MANAGEMENT INFORMATION SYSTEMS
      Each Company-operated bakery-cafe has computerized cash registers to collect point-of-sale transaction data which is used to generate pertinent transactional information, including product mix and average check. All product prices are programmed into the system from the Company’s corporate office. The Company allows franchisees who elect to do so access to certain of its proprietary bakery-cafe systems and systems support.
      The Company’s in-store information system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to the Company’s accounting department on a daily basis. The Company uses this data to generate daily and weekly consolidated reports regarding sales and other key elements, as well as detailed profit and loss statements for each

Company-owned bakery-cafe every four weeks. Additionally, the Company monitors the average check, customer count, product mix, and other sales trends. The fresh dough facilities have computerized systems which allow the fresh dough facilities to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafes.
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
      Franchised bakery-cafes operate under individual contracts with one of the Company’s distributors or other regional distributors. As of December 25, 2004, there were three primary distributors serving the Panera Bread system.
FRANCHISE OPERATIONS
      The Company began a broad-based franchising program in 1996. The Company is actively seeking to extend its franchise relationships beyond its current franchisees and annually files a Uniform Franchise Offering Circular to facilitate sale of additional franchise development agreements. The franchise agreement typically requires the payment of a franchise fee of $35,000 per bakery-cafe (broken down into $5,000 at the signing of the area development agreement and $30,000 at or before the bakery-cafe opens) and continuing royalties of 4-5% on sales from each bakery-cafe. Franchise-operated bakery-cafes follow the same standards for in store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Company-owned bakery-cafes. The franchisees are required to purchase all of their dough products from sources approved by the Company. The Company’s fresh dough facility system supplies fresh dough products to substantially all franchise-operated bakery-cafes. The Company does not finance franchisee construction or Area Development Agreement (ADA) purchases. In addition, the Company does not hold an equity interest in any of the franchised bakery-cafes.
      The Company had entered into franchise ADAs with 39 franchisee groups as of December 25, 2004. Also, as of December 25, 2004, there were 515 franchised bakery-cafes open and commitments to open 406 additional franchised bakery-cafes. The Company expects these bakery-cafes to open according to the timetables established in the various ADAs with franchisees, with the majority opening in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. At the present time, the Company does not have any international franchise development agreements.
EMPLOYEES
      As of December 25, 2004, the Company had 4,746 full-time associates (defined as associates who average 25 hours or more per week), of whom 381 were employed in general or administrative functions principally at or from the Company’s support centers (executive offices); 761 were employed in the Company’s fresh dough facility operations; and 3,604 were employed in the Company’s bakery-cafe operations as bakers, managers, and associates. The Company also had 4,741 part-time hourly associates at the bakery-cafes at December 25, 2004. The Company does not have any collective bargaining agreements with its employees. The Company considers its employee relations to be good. The Company places a priority on staffing its bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invests in training programs to ensure the quality of its operations.
TRADEMARKS
      The Panera Bread® and Saint Louis Bread Co.® names are of material importance to the Company and are trademarks registered with the United States Patent and Trademark Office. In addition, other marks of lesser importance have been filed with the United States Patent and Trademark Office.
ACCESS TO INFORMATION
      Our Internet address is www.panerabread.com. We make available at this address, free of charge, nutritional information, press releases, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
GOVERNMENT REGULATION
      Each fresh dough facility and Company-operated and franchised bakery-cafe is subject to regulation and licensing by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities and bakery-cafes as well as fines and possible closure relating to existing fresh dough facilities and bakery-cafes. In addition, the Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.
      The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of the franchises and may also apply substantive standards to the relationship between franchisor and franchisee.
      The Company and its fresh dough facilities are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or the competitive position of the Company.
      The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Americans with Disabilities Act, the Company could be required to expend funds to modify its Company-owned bakery-cafes to provide service to, or make reasonable accommodations for the employment of, disabled persons. Compliance with the requirements of the Americans with Disabilities Act is not believed to have a material effect on the Company’s financial condition or results of operations.

ITEM 2.	PROPERTIES
      The Company leases substantially all of its bakery-cafe locations and all of its fresh dough facilities with lease terms typically for ten years with one, two, or three five-year renewal option periods thereafter. Leases typically have charges for minimum base occupancy, a proportionate share of building and common area operating expenses and real estate taxes, and a contingent percentage rent based on sales above a stipulated sales level. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 3 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

      Information with respect to Company-operated leased fresh dough facilities as of December 25, 2004 is set forth below:

Facility	Square Footage

Franklin, MA	40,300
Chicago, IL	30,900
Cincinnati, OH	16,800
Beltsville, MD	17,900
Warren, OH	16,300
St. Louis, MO	30,000
Orlando, FL	16,500
Atlanta, GA	18,000
Greensboro, NC	9,600
Kansas City, KS	17,000
Detroit, MI	19,590
Dallas, TX	7,800
Minneapolis, MN	10,420
Ontario, CA	13,900
Fairfield, NJ	20,200
Denver, CO	10,000
      Information with respect to the number of bakery-cafes operated by state at December 25, 2004 is set forth below:
Panera Bread/ St. Louis Bread Co. Bakery-Cafes

		Franchise-
	Company	Operated	Total
State	Bakery-Cafes	Bakery-Cafes	Bakery-Cafes

Alabama	8		8
Arkansas		3	3
California		14	14
Colorado		14	14
Connecticut	2	6	8
Delaware		2	2
Florida	9	46	55
Georgia	9	7	16
Iowa		15	15
Illinois	41	37	78
Indiana	3	18	21
Kansas		14	14
Kentucky	6	1	7
Massachusetts	2	25	27
Maryland		24	24
Maine		2	2
Michigan	35	9	44
Minnesota		23	23
Missouri	38	16	54
North Carolina	3	21	24

		Franchise-
	Company	Operated	Total
State	Bakery-Cafes	Bakery-Cafes	Bakery-Cafes

Nebraska		9	9
Nevada		4	4
New Hampshire		8	8
New Jersey		33	33
New York	12	7	19
Ohio	6	62	68
Oklahoma		16	16
Pennsylvania	12	32	44
Rhode Island		4	4
South Carolina	5	1	6
Tennessee	3	9	12
Texas	7	11	18
Virginia	25	3	28
West Virginia		2	2
Wisconsin		17	17

Totals	226	515	741

ITEM 3.	LEGAL PROCEEDINGS
      The Company is not subject to any material litigation, but is subject to claims and legal action in the ordinary course of its business. The Company believes all such claims and actions currently pending against it would not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 2004.

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

2004	High	Low

First Quarter	$44.05	$34.93
Second Quarter	$42.83	$33.18
Third Quarter	$39.90	$32.95
Fourth Quarter	$40.62	$34.93

2003	High	Low

First Quarter	$37.64	$24.55
Second Quarter	$45.00	$32.10
Third Quarter	$47.79	$37.36
Fourth Quarter	$47.32	$34.61
      On March 2, 2005, the last sale price for the Class A Common Stock, as reported on the Nasdaq National Market System, was $53.48.

(b)	Holders.
      On March 2, 2005, the Company had 2,143 holders of record of its Class A Common Stock and 43 holders of record of its Class B Common Stock.

(c)	Dividends.
      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in 2005 as it intends to re-invest earnings in continued growth of its operations.

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

	For the Fiscal Years Ended(1)(4)

		(as restated)	(as restated)	(as restated)	(as restated)
	December 25,	December 27,	December 28,	December 29,	December 30,
	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$362,121	$265,933	$212,645	$157,684	$125,486
Franchise royalties and fees	44,449	36,245	27,892	19,577	12,059
Fresh dough sales to franchisees	72,569	61,524	41,688	23,856	13,844

Total Revenue	479,139	363,702	282,225	201,117	151,389

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	101,832	73,885	63,370	48,341	40,993
Labor	110,790	81,152	63,172	45,768	36,281
Occupancy	26,730	18,981	15,408	11,893	9,786
Other operating expenses	51,044	36,804	27,971	20,729	16,050

Total bakery-cafe expenses	290,396	210,822	169,921	126,731	103,110

Fresh dough cost of sales to franchisees	65,627	54,967	38,432	21,965	12,261
Depreciation and amortization	25,298	18,304	13,794	10,979	8,293
General and administrative expenses	33,338	28,140	24,986	19,589	16,381
Pre-opening expenses	2,642	1,531	1,051	912	414
Non-recurring charge(2)	—	—	—	—	494

Total costs and expenses	417,301	313,764	248,184	180,176	140,953

Operating profit	61,838	49,938	34,041	20,941	10,436
Interest expense	18	48	32	72	164
Other expense (income), net	737	1,227	287	213	(409)
Minority interest	328	365	180	8	—

Income before income taxes and cumulative effect of accounting change	60,755	48,298	33,542	20,648	10,681
Provision for income taxes	22,175	17,629	12,242	7,989	4,050

Income before cumulative effect of accounting change	38,580	30,669	21,300	12,659	6,631
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit(3)	—	(239)	—	—	—

Net income	$38,580	$30,430	$21,300	$12,659	$6,631

	For the Fiscal Years Ended(1)(4)

		(as restated)	(as restated)	(as restated)	(as restated)
	December 25,	December 27,	December 28,	December 29,	December 30,
	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Per common share:
Basic:
Income before cumulative effect of accounting change	$1.28	$1.03	$0.74	$0.46	$0.26
Cumulative effect of accounting changes(3)	—	(0.01)	—	—	—

Net income	$1.28	$1.02	$0.74	$0.46	$0.26

Diluted:
Income before cumulative effect of accounting change	$1.25	$1.01	$0.71	$0.44	$0.25
Cumulative effect of accounting changes(3)	—	(0.01)	—	—	—

Net income	$1.25	$1.00	$0.71	$0.44	$0.25

Weighted average shares of common stock outstanding:
Basic	30,154	29,733	28,923	27,783	25,114
Diluted	30,768	30,423	29,891	28,886	26,267
Comparable bakery-cafe sales percentage increases for:
Company-owned bakery-cafes	2.9%	1.7%	4.1%	5.8%	8.1%
Franchise operated bakery-cafes	2.6%	(0.4)%	6.1%	5.8%	10.3%
System-wide	2.7%	0.2%	5.5%	5.8%	9.1%
Consolidated balance sheet data:
Cash and cash equivalents	$29,639	$42,402	$29,924	$18,052	$9,011
Investments in government securities	$28,415	$9,019	$9,149	$—	$—
Total assets	$324,672	$256,835	$195,431	$148,720	$114,490
Other long-term liabilities	$1,776	$1,115	$262	$—	$—
Stockholders’ equity	$241,363	$193,805	$151,503	$118,185	$90,394
Bakery-cafe data:
Company-owned bakery-cafes open	226	173	132	110	90
Franchise operated bakery-cafes open	515	429	346	259	172

Total bakery-cafes open	741	602	478	369	262

(1)	Fiscal year 2000 consisted of 53 weeks. Fiscal years 2004, 2003, 2002, and 2001 were comprised of 52 weeks.

(2)	In 2000, the Company received a payment of $0.9 million as consideration for amending the 1999 ABP sale agreement to permit a subsequent sale. This non-recurring gain was offset by a $0.9 non-recurring charge related to the sale and a $0.5 million charge for asset impairment relating to closure of four Panera Bread bakery-cafes.

(3)	Effective December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share. For further information, see Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

(4)	The Company restated its consolidated financial statements correcting the computation of straight-line rent expense and related leasehold improvement depreciation expense and the classification of landlord allowances. The effect of the restatement increased total costs and expenses by $0.8 million and $0.3 million for fiscal years 2001 and 2000, respectively, decreased net income by $0.5 million and $0.2 million for the same fiscal years, respectively, and decreased diluted earnings per share by $0.02 and $0.01 for the same fiscal years, respectively. The effect of the restatement increased total assets by $4.8 million and $2.8 million as of December 29, 2001 and December 30, 2000, respectively, and decreased stockholders’ equity by $1.7 million and $1.2 million for the same fiscal years, respectively. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” to the Consolidated Financial Statements for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
      Matters discussed in this report and in our public disclosures, whether written or oral, including any discussion, express or implied, of the Company’s anticipated growth, operating results, future earnings per share, plans and objectives, or statements of the underlying assumptions of forward-looking statements, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions. All forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements described in this provision. All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which we hereafter become aware, after that date. Forward looking information expresses management’s present belief, expectations or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks, uncertainties, and developments and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; the ability by the Company and franchisees to operate additional bakery-cafes profitably; public acceptance of new bakery-cafes; competition; national and regional weather conditions; changes in restaurant operating costs, particularly market changes, food and labor costs, and inflation; changes in commodity costs; changes in consumer nutritional habits; changes in accounting principles generally accepted in the United States; and other factors that may affect retailers in general. For all of these reasons, our forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.
General
      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In 2005, the Company intends to change its fiscal week to end on Tuesday rather than Saturday. This change will allow the Company to better serve customers by shifting the weekly closing activities to a less busy day of the week. As a result, the Company’s 2005 fiscal year will end on December 27, 2005 instead of December 31, 2005 and, therefore, consist of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. The additional days in fiscal 2005 compared to fiscal 2004 will occur in the first quarter, resulting in the first quarter being sixteen and a half weeks instead of sixteen weeks. In fiscal year 2006, the Company intends to convert to a 4-5-4 fiscal calendar whereby each quarter will include 13 weeks.
      The Company includes information on Company, franchisee, and/or system-wide comparable bakery-cafe sales increases and average weekly sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company and franchise bakery-cafes, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning and budgeting analyses, and believes it is useful in assessing consumer acceptance of the Company’s brand and facilitates understanding of financial performance as the Company’s franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.
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
      Following disclosure by several restaurant companies late in calendar 2004 and in connection with performing its 2004 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable term commencing upon location opening. The Company concluded that its calculation of straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases,” which in most cases exceeds the initial non-cancelable lease term. The Company further concluded that any construction period and other rent holidays should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements at all locations to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation.
      The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal 2004. As a result, the Company has recorded the cumulative effect as of the end of fiscal year 2001 and has restated previously issued consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 to recognize the impact of recording rent expense over the reasonably assured lease period, to record depreciation on leasehold improvements over the shorter of their estimated useful lives or the reasonably assured lease term, and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the reasonably assured lease term as a reduction to rent expense rather than depreciation. See Note 3 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.
      In fiscal 2004, the Company earned $1.25 per diluted share with the following system-wide performance on key metrics: 143 new bakery-cafes opened in fiscal 2004, including 54 new Company-owned bakery-cafes (nearly double new Company-owned bakery-cafes opened in fiscal 2003) and 89 new franchise bakery-cafes, comparable bakery-cafe sales growth of 2.7%, and average weekly sales of $36,008, and operating weeks of 34,470.
      The Company expects earnings per diluted share for the first quarter of 2005, which ends on April 19, 2005, of $0.42-$0.43, representing an increase of 35%-39% from the first quarter of 2004. The Company is changing its fiscal calendar in 2005 to have its operating week end on Tuesday rather than Saturday. This change will result in an additional three days being included in the first quarter of 2005 compared to the 2004 first quarter. The first quarter target assumes system-wide comparable sales growth of 5.0% to 6.5%. Additionally, the Company expects system-wide average weekly sales per bakery-cafe for the quarter to be in the range of $35,500 to $36,500 and expects operating weeks to be in the range of 11,900 to 12,000. Bakery-cafe openings in the quarter are expected to be 33 (18 company and 15 franchise) compared to 36 (11 company and 25 franchise) in the first quarter of 2004.
      The Company expects full year 2005 earnings per diluted share of $1.52 to $1.57, an increase of 22% to 26% from 2004 results. This target reflects the first quarter performance discussed above and continues to target full year system-wide comparable sales growth of 2% to 4% as the pricing portion of sales growth will decelerate as the year progresses. The Company expects system-wide average weekly sales for full year 2005 to be in the range of $36,000 to $37,000 and expects system-wide operating weeks to be in the range of 41,500 to 42,000. Bakery-cafe openings in 2005 are expected to be 150 to 160 (70 company and 80-90 franchise). Capital expenditures in 2005 are expected to be $95 million to $100 million for the Company. The 2005 earnings per share targets exclude the impact of expensing stock options. The Company is required to begin expensing stock option costs no later than the third quarter of fiscal 2005 under SFAS 123R, “Share-Based Payment.” See Note 2 of the Company’s Consolidated Financial Statements for further information.

      The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the Fiscal Years Ended(3)

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Revenues:
Bakery-cafe sales	75.6%	73.1%	75.3%
Franchise royalties and fees	9.3	10.0	9.9
Fresh dough sales to franchisees	15.1	16.9	14.8

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses(1):
Cost of food and paper products	28.1%	27.8%	29.8%
Labor	30.6	30.5	29.7
Occupancy	7.4	7.1	7.2
Other operating expenses	14.1	13.8	13.2

Total bakery-cafe expenses	80.2	79.2	79.9
Fresh dough cost of sales to franchisees(2)	90.4	89.3	92.2
Depreciation and amortization	5.3	5.0	4.9
General and administrative expenses	7.0	7.7	8.9
Pre-opening expenses	0.6	0.4	0.4

Total costs and expenses	87.1	86.3	87.9

Operating profit	12.9	13.7	12.1
Interest expense	—	—	—
Other expense, net	0.2	0.3	0.1
Minority interest	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	12.7	13.3	11.9
Income taxes	4.6	4.8	4.3
Income before cumulative effect of accounting change	8.1	8.4	7.5
Cumulative effect to December 28, 2002 of accounting change, net of tax	—	(0.1)	—

Net income	8.1%	8.4%	7.5%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

(3)	The Company restated its consolidated financial statements correcting the computation of straight-line rent expense and related leasehold improvement depreciation expense and the classification of landlord allowances. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” to the Consolidated Financial Statements for further information.

      The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes:

	For the Fiscal Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Number of bakery-cafes:
Company-owned:
Beginning of period	173	132	110
Bakery-cafes opened	54	29	23
Bakery-cafes closed	—	(3)	(4)
Transfer to franchisee(2)	(2)	—	—
Acquired from franchisee(1)	1	15	3

End of period	226	173	132

Franchise operated:
Beginning of period	429	346	259
Bakery-cafes opened	89	102	92
Bakery-cafes closed	(4)	(4)	(2)
Transfer from Company(2)	2	—	—
Sold to Company(1)	(1)	(15)	(3)

End of period	515	429	346

System-wide:
Beginning of period	602	478	369
Bakery-cafes opened	143	131	115
Bakery-cafes closed	(4)	(7)	(6)

End of period	741	602	478

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the area development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees. In October 2004, the Company acquired one operating bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, the Company transferred two operating bakery-cafes and one bakery-cafe under construction to a new franchisee in the acquisition of the minority interest. See Note 4 of the Company’s Consolidated Financial Statements for further information.
      Increases in comparable bakery-cafe sales for the fifty-two weeks ended December 25, 2004, December 27, 2003, and December 28, 2002 were as follows:

	For the Fiscal Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Company-owned	2.9%	1.7%	4.1%
Franchised	2.6%	-0.4%	6.1%
System-wide	2.7%	0.2%	5.5%
      Comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 months.

      Comparable sales during the fifty-two weeks ended December 25, 2004 increased at a higher rate than comparable sales during the fifty-two weeks ended December 27, 2003 primarily as a result of sales from the roll-out of the “Via Panera” catering business which began in 2004, sales from strengthened new product development in 2004, the implementation of several Company initiatives by the franchised bakery-cafes in 2004 related to increased staffing, quality, and speed of customer service, and price increases. Sales in the first half of 2004 continued to be negatively impacted by “low carbohydrate” diet trends experienced in the second half of 2003.
      Comparable sales increases were lower during the fifty-two weeks ended December 27, 2003 than during the fifty-two weeks ended December 28, 2002 as a result of several factors. These factors include the more difficult winter weather in the first quarter of 2003, the negative impact of the power outage and hurricane in 2003, and the impact of ROI based real estate decisions relating to new stores that negatively impacted existing store performance in 2003. In addition, during the second quarter of 2003, the Company began to implement increased staffing and other initiatives that focused on quality and speed of customer service in Company-owned bakery-cafes. The implementation of these initiatives occurred on a trailing basis at franchised bakery-cafes, as the Company initially tests changes in Company-owned bakery cafes before recommending changes to its franchisees. Additionally, in the second half of 2003 the Company’s sales growth was negatively impacted by the increased popularity of “low carbohydrate” diet trends.

Fiscal Year 2004 Compared to Fiscal Year 2003 (as restated)
Results of Operations
Revenues
      Total Company revenues for the fifty-two weeks ended December 25, 2004 increased 31.7% to $479.1 million compared to $363.7 million for the fifty-two weeks ended December 27, 2003. The growth in total revenues for the fifty-two weeks ended December 25, 2004, as compared to the prior year, is primarily due to the opening of 143 new bakery-cafes in 2004 as well as increases in system-wide comparable bakery-cafe sales of 2.7% for the fifty-two weeks ended December 25, 2004. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the fifty-two weeks ended December 25, 2004 and December 27, 2003 are as follows:

	For the Fifty-Two Weeks Ended

	December 25,	December 27,
	2004	2003

System-wide average weekly sales	$36,008	$35,617
System-wide number of operating weeks	34,470	27,427
      Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year over year growth reflects all sales, whereas comp store sales reflects only sales for those bakery-cafes that have been open for more than 18 months.
      Bakery-cafe sales for the fifty-two weeks ended December 25, 2004 for the Company increased 36.2% to $362.1 million from $265.9 million for the fifty-two weeks ended December 27, 2003. Company bakery-cafe sales as a percentage of total revenue increased by 2.5 percentage points for the fifty-two weeks ended December 25, 2004 compared to the fifty-two weeks ended December 27, 2003, and fresh dough sales to franchisees as a percentage of total revenue decreased by 1.8 percentage points for the fifty-two weeks ended December 25, 2004 compared to the fifty-two weeks ended December 27, 2003, primarily as a result of the increase in the number of Company bakery-cafe openings. The increase in bakery-cafe sales is primarily due to the impact of a full year’s operations of the 29 Company bakery-cafes opened and 15 bakery-cafes acquired in 2003, the opening of 54 Company-owned bakery-cafes in 2004, and the 2.9% increase in comparable bakery-cafe sales for the fifty-two weeks ended December 25, 2004. The average weekly sales per Company-

owned bakery-cafe and the related number of operating weeks for the fifty-two weeks ended December 25, 2004 and December 27, 2003 are as follows:

	For the Fifty-Two Weeks Ended

	December 25,	December 27,
	2004	2003

Company-owned average weekly sales	$35,620	$35,198
Company-owned number of operating weeks	10,166	7,555
      Franchise royalties and fees rose 22.7% to $44.4 million for the fifty-two weeks ended December 25, 2004 from $36.2 million for the fifty-two weeks ended December 27, 2003. The components of franchise royalties and fees are as follows (in thousands):

	For the Fifty-Two Weeks Ended

	December 25,	December 27,
	2004	2003

Franchise royalties	$41,199	$32,903
Franchise fees	3,250	3,342

Total	$44,449	$36,245

      The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 102 franchised bakery-cafes opened in 2003, the opening of 89 franchised bakery-cafes in 2004, and the 2.6% increase in comparable franchise-operated bakery-cafe sales for the fifty-two weeks ended December 25, 2004. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the fifty-two weeks ended December 25, 2004 and December 27, 2003 are as follows:

	For the Fifty-Two Weeks Ended

	December 25,	December 27,
	2004	2003

Franchisee average weekly sales	$36,171	$35,777
Franchisee number of operating weeks	24,303	19,872
      As of December 25, 2004, there were 515 franchised bakery-cafes open and commitments to open 406 additional franchised bakery-cafes. The Company expects these bakery-cafes to open according to the timetables established in the various ADAs with franchisees, with the majority opening in the next four to five years. In 2005, the Company expects to open 80 to 90 new franchise bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.
      Fresh dough facility sales to franchisees increased 18.0% to $72.6 million for the fifty-two weeks ended December 25, 2004 from $61.5 million for the fifty-two weeks ended December 27, 2003. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.
Costs and Expenses
      The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 28.1% of bakery-cafe sales for the fifty-two weeks ended December 25, 2004 compared to 27.8% (as restated) of bakery-cafe sales for the fifty-two weeks ended December 27, 2003. This increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to higher commodity costs, including higher fuel costs, which averaged $2.06 per gallon in 2004 compared to $1.71 in 2003, and higher fresh dough facility operational costs related to lease and related leasehold improvement accounting as described in Note 3 to the Consolidated Financial Statements, partially offset by improved leveraging of fresh dough manufacturing and distribution costs the Company achieves as more bakery-cafes are opened. For the fifty-two weeks ended December 25, 2004, there was an average of 39.2 bakery-cafes per fresh dough facility compared to an average of 32.7 for the fifty-two weeks ended December 27, 2003.
      Labor expense was $110.8 million, or 30.6% of bakery-cafe sales, for the fifty-two weeks ended December 25, 2004 compared to $81.2 million, or 30.5% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003. The labor expense as a percentage of bakery-cafe sales increased between the fifty-two weeks ended December 25, 2004 and the fifty-two weeks ended December 27, 2003 primarily as a result of start-up inefficiencies related to the increase in Company bakery-cafe openings in 2004 compared to 2003 and higher benefit costs partially offset by leveraging these costs over higher sales volumes.
      Occupancy costs were $26.7 million, or 7.4% of bakery-cafe sales, for the fifty-two weeks ended December 25, 2004 compared to $19.0 million (as restated), or 7.1% (as restated) of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003. The occupancy cost as a percentage of bakery-cafe sales increased for the fifty-two weeks ended December 25, 2004 primarily due to higher rent cost related to lease accounting as described in Note 3 to the Consolidated Financial Statements.
      Other bakery-cafe operating expenses, which include advertising, retail field overhead, utilities, and other bakery-cafe expenses, were $51.0 million, or 14.1% of bakery-cafe sales, for the fifty-two weeks ended December 25, 2004 compared to $36.8 million, or 13.8% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003. The increase in other bakery-cafe operating expenses as a percentage of bakery-cafe sales for the fifty-two weeks ended December 25, 2004 is primarily due to increased organizational costs for field management, including recruiting, training, and advertising, associated with new markets that do not yet have multi-unit leverage.
      For the fifty-two weeks ended December 25, 2004, fresh dough facility cost of sales to franchisees was $65.6 million, or 90.4% of fresh dough facility sales to franchisees, compared to $55.0 million, or 89.3% of fresh dough facility sales to franchisees, for the fifty-two weeks ended December 27, 2003. The increase in the fresh dough cost of sales rate in fiscal 2004 was primarily due to increased commodity costs, including butter, tuna, and cream cheese.
      Depreciation and amortization was $25.3 million, or 5.3% of total revenue, for the fifty-two weeks ended December 25, 2004 compared to $18.3 million, or 5.0% of total revenue, for the fifty-two weeks ended December 27, 2003. The increase in depreciation and amortization as a percentage of total revenue for the fifty-two weeks ended December 25, 2004 compared to the fifty-two weeks ended December 27, 2003 is primarily due to the impact of a full year’s depreciation of prior year’s capital expenditures and increased capital expenditures in the current year.
      General and administrative expenses were $33.3 million, or 7.0% of total revenue, and $28.1 million, or 7.7% of total revenue, for the fifty-two weeks ended December 25, 2004 and December 27, 2003, respectively. The decrease in the general and administrative expense rate between 2004 and 2003 is primarily the result of the improved leveraging of these costs over higher revenue.
      Pre-opening expenses, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs which are included in general and administrative expenses, were $2.6 million, or 0.6% of total revenue, for the fifty-two weeks ended December 25, 2004 compared to $1.5 million, or 0.4% of total revenue, for the fifty-two weeks ended December 27, 2003. The increase in pre-opening expenses as a percentage of total revenue for the fifty-two weeks ended December 25, 2004 compared to the fifty-two weeks ended December 27, 2003 is primarily due to increased number of Company bakery-cafe openings in 2004 compared to 2003 as described above.

Operating Profit
      Operating profit for the fifty-two weeks ended December 25, 2004 increased to $61.8 million, or 12.9% of total revenue, from $49.9 million (as restated), or 13.7% (as restated) of total revenue, for the fifty-two weeks ended December 27, 2003. Operating profit as a percentage of total revenues for the fifty-two weeks ended December 25, 2004 declined as a result of the factors described above.
Other Expense
      Other expense for the fifty-two weeks ended December 25, 2004 decreased to $0.7 million, or 0.2% of total revenue, from $1.2 million, or 0.3% of total revenue, for the fifty-two weeks ended December 27, 2003. The decrease in other expense results primarily from increased interest income in 2004.
Minority Interest
      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our former minority interest owner. See Note 4 to the Consolidated Financial Statements for additional information.
Income Taxes
      The provision for income taxes increased to $22.2 million for the fifty-two weeks ended December 25, 2004 compared to $17.6 million (as restated) for the fifty-two weeks ended December 27, 2003. The tax provisions for the fifty-two weeks ended December 25, 2004 and December 27, 2003 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.
Income Before Cumulative Effect of Accounting Change
      Income before cumulative effect of accounting change for the fifty-two weeks ended December 25, 2004 increased $7.9 million, or 25.7%, to $38.6 million, or $1.25 per diluted share, compared to income before cumulative effect of accounting change of $30.7 million (as restated), or $1.01 per diluted share (as restated), for the fifty-two weeks ended December 27, 2003. The 2004 increase in income before cumulative effect of accounting change was primarily due to an increase in bakery-cafe sales, franchise royalties and fees, and fresh dough sales to franchisees partially offset by higher costs as described above.
Net Income
      Net income for the fifty-two weeks ended December 25, 2004 increased $8.2 million, or 27.0%, to $38.6 million, or $1.25 per diluted share, compared to net income of $30.4 million (as restated), or $1.00 per diluted share (as restated), for the fifty-two weeks ended December 27, 2003. The increase in net income in 2004 is consistent with the factors described above.

Fiscal Year 2003 (as restated) Compared to Fiscal Year 2002 (as restated)
Results of Operations
Revenues
      Total Company revenues for the fifty-two weeks ended December 27, 2003 increased 28.9% to $363.7 million compared to $282.2 million for the fifty-two weeks ended December 28, 2002. The growth in total revenues for the fifty-two weeks ended December 27, 2003, as compared to the prior year, is primarily due to the opening of 131 new bakery-cafes in 2003 as well as the increase in system-wide average weekly sales of 0.6% for the fifty-two weeks ended December 27, 2003.
      Bakery-cafe sales for the fifty-two weeks ended December 27, 2003 for the Company increased 25.1% to $265.9 million from $212.6 million for the fifty-two weeks ended December 28, 2002. The increase in bakery-cafe sales is primarily due to the impact of a full year’s operations of the 23 Company bakery-cafes opened in 2002, the opening of 29 Company-owned bakery-cafes in 2003, and the 1.7% increase in comparable bakery-

cafe sales for the fifty-two weeks ended December 27, 2003. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the fifty-two weeks ended December 27, 2003 and December 28, 2002 are as follows:

	For the Fifty-Two Weeks Ended

	December 27,	December 28,
	2003	2002

Company-owned average weekly sales	$35,198	$33,940
Company-owned number of operating weeks	7,555	6,265
      Franchise royalties and fees rose 29.7% to $36.2 million for the fifty-two weeks ended December 27, 2003 from $27.9 million for the fifty-two weeks ended December 28, 2002. The components of franchise royalties and fees are as follows (in thousands):

	For the Fifty-Two Weeks Ended

	December 27,	December 28,
	2003	2002

Franchise royalties	$32,903	$24,692
Franchise fees	3,342	3,200

Total	$36,245	$27,892

      The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 92 franchised bakery-cafes opened in 2002 and the addition of 102 franchised bakery-cafes in 2003. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the fifty-two weeks ended December 27, 2003 and December 28, 2002 are as follows:

	For the Fifty-Two Weeks Ended

	December 27,	December 28,
	2003	2002

Franchisee average weekly sales	$35,777	$35,997
Franchisee number of operating weeks	19,872	15,068
      As of December 27, 2003, there were 429 franchised bakery-cafes open and commitments to open 409 additional franchised bakery-cafes. We expect these bakery-cafes to open over the next ten years according to the timetable established in the ADAs, with the majority opening in the next four to five years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, the Company has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.
      Fresh dough facility sales to franchisees increased 47.5% to $61.5 million for the fifty-two weeks ended December 27, 2003 from $41.7 million for the fifty-two weeks ended December 28, 2002. The increase was primarily driven by the increased number of franchise bakery-cafes opened, as well as a shift in certain product being distributed through the fresh dough facility system rather than a third party.
Costs and Expenses (as restated — see Note 3 to the Consolidated Financial Statements)
      The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 27.8% of bakery-cafe sales for the fifty-two weeks ended December 27, 2003 compared to 29.8% of bakery-cafe sales for the fifty-two weeks ended December 28, 2002. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the Company’s improved leveraging of its fresh dough manufacturing and distribution costs as more bakery-cafes are opened. For the fifty-two weeks ended December 27, 2003, there was an average of 32.7 bakery-cafes per fresh dough facility compared to an average of 27.3 for the fifty-two weeks ended December 28, 2002. Additionally, lower ingredient costs, including the benefits of our new sweet goods contract that commenced during the first quarter of fiscal 2003, further benefited food cost.
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
      Occupancy costs were $19.0 million, or 7.1% of bakery-cafe sales, for the fifty-two weeks ended December 27, 2003 compared to $15.4 million, or 7.2% of bakery-cafe sales, for the fifty-two weeks ended December 28, 2002. The occupancy cost as a percentage of bakery-cafe sales declined for the fifty-two weeks ended December 27, 2003 due to the leveraging of these costs over higher sales volumes.
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
      For the fifty-two weeks ended December 27, 2003, fresh dough facility cost of sales to franchisees was $55.0 million, or 89.3% of fresh dough facility sales to franchisees, compared to $38.4 million, or 92.2% of fresh dough facility sales to franchisees, for the fifty-two weeks ended December 28, 2002. The decrease in the fresh dough cost of sales rate in fiscal 2003 was primarily due to favorable ingredient costs and the impact of the favorable change in our sweet goods supply agreement, which took effect during the first quarter of fiscal 2003.
      Depreciation and amortization was $18.3 million, or 5.0% of total revenue, for the fifty-two weeks ended December 27, 2003 compared to $13.8 million, or 4.9% of total revenue, for the fifty-two weeks ended December 28, 2002. The increase in depreciation and amortization as a percentage of total revenue for the fifty-two weeks ended December 27, 2003 compared to the fifty-two weeks ended December 28, 2002 is primarily due to the impact of a full year’s depreciation of prior year’s capital expenditures and increased capital expenditures in the current year.
      General and administrative expenses were $28.1 million, or 7.7% of total revenue, and $25.0 million, or 8.9% of total revenue, for the fifty-two weeks ended December 27, 2003 and December 28, 2002, respectively. The decrease in the general and administrative expense rate between 2003 and 2002 results primarily from higher revenues, which help leverage general and administrative expenses, and from decreased bonus costs.
      Pre-opening expenses, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs which are included in general and administrative expenses, of $1.5 million, or 0.4% of total revenue, for the fifty-two weeks ended December 27, 2003 were consistent with the $1.1 million, or 0.4% of total revenue, of pre-opening expenses for the fifty-two weeks ended December 28, 2002.
Operating Profit (as restated — see Note 3 to the Consolidated Financial Statements)
      Operating profit for the fifty-two weeks ended December 27, 2003 increased to $49.9 million, or 13.7% of total revenue, from $34.0 million, or 12.1% of total revenue, for the fifty-two weeks ended December 28, 2002. Operating profit for the fifty-two weeks ended December 27, 2003 rose as a result of operating leverage that results from opening 29 Company bakery-cafes in 2003 as well as the factors described above.

Other Expense
      Other expense for the fifty-two weeks ended December 27, 2003 increased to $1.2 million, or 0.3% of total revenue, from $0.3 million, or 0.1% of total revenue, for the fifty-two weeks ended December 28, 2002. The increase in other expense results primarily from increased operating fee payments to the minority interest owner. See Note 13 to the Consolidated Financial Statements for additional information.
Minority Interest
      Minority interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of our former minority interest owner.
Income Taxes
      The provision for income taxes increased to $17.6 million for the fifty-two weeks ended December 27, 2003 compared to $12.2 million for the fifty-two weeks ended December 28, 2002. The tax provisions for the fifty-two weeks ended December 27, 2003 and December 28, 2002 reflect a consistent combined federal, state, and local effective tax rate of 36.5%.
Income Before Cumulative Effect of Accounting Change (as restated)
      Income before cumulative effect of accounting change for the fifty-two weeks ended December 27, 2003 increased $9.4 million, or 44.1%, to $30.7 million, or $1.01 per diluted share, compared to income before cumulative effect of accounting change of $21.3 million, or $0.71 per diluted share, for the fifty-two weeks ended December 28, 2002. The increase in income before cumulative effect of accounting change in 2003 was primarily due to the operating leverage from the opening of 23 bakery-cafes in 2002 that were open for a full year in 2003 and leverage from opening 29 bakery-cafes in 2003.
Cumulative Effect of Accounting Change
      Effective December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, the Company recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $.01 per diluted share. For further information, see Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.
Net Income (as restated)
      Net income for the fifty-two weeks ended December 27, 2003 increased $9.1 million, or 42.7%, to $30.4 million, or $1.00 per diluted share, compared to net income of $21.3 million, or $0.71 per diluted share, for the fifty-two weeks ended December 28, 2002. The increase in net income in 2003 is consistent with the factors described above.
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

      The Company recognizes revenue upon delivery of product or performance of services as follows. Bakery-cafe sales are recorded upon delivery of food and other products to a customer. In addition, fresh dough sales to franchisees are recorded upon delivery of fresh dough to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. Further, franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafes. Royalties are paid weekly based on a percentage of sales, ranging from 4.0% to 5.0%, as defined in the agreement. Royalties are recognized as revenue when they are earned.
      The Company has recorded a valuation allowance to reduce its deferred tax asset arising from charitable contribution carryforwards which it may not be able to utilize prior to their expiration. The Company’s recorded net deferred tax asset is limited by the underlying tax benefit that it expects to ultimately realize. An adjustment to income could be required if the Company were to determine that it could realize tax benefits in amounts greater to or less than the amounts previously recorded.
      Intangible assets consist primarily of goodwill arising from the excess of cost over the fair value of net assets acquired. Annually, and whenever an event or circumstance indicates it is more likely than not the Company’s goodwill has been impaired, management assesses the carrying value of its recorded goodwill. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of the underlying net assets inclusive of goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified indicating an impairment in the value of the Company’s intangible assets.
      The Company is self-insured for a significant portion of our workers’ compensation and general, auto, and property liability insurance. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data to determine required insurance reserves. These assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. Actual experience related to number of claims and cost per claim could be more or less favorable than estimated resulting in expense reduction or increase.
      The Company recognizes rent expense on a straight-line basis over the reasonably assured lease period. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction and other rent holidays in our straight-line rent expense. In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in accrued expenses or deferred rent in the consolidated balance sheets based on their short-term or long-term nature. This deferred rent is amortized over the reasonably assured lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. See Note 3 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.
Liquidity and Capital Resources
      As described in Note 3 to the Consolidated Financial Statements, the Company restated previously issued consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 to correct its accounting for leases and related leasehold improvements. While this restatement changed several cash flow components, cash and cash equivalents were not impacted for any fiscal year.
      Cash and cash equivalents were $29.6 million at December 25, 2004 compared with $42.4 million at December 27, 2003. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for developing, remodeling, and maintaining fresh dough facilities, and for enhancements of information systems. For the fifty-two weeks ended December 25, 2004, the Company met its requirements for capital with cash from operations and proceeds from the exercise of stock options.
      As of December 25, 2004 and December 27, 2003, the Company had investments of $28.4 million and $9.0 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of December 25, 2004, all investments were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at December 25, 2004.
      Funds provided by operating activities for the fifty-two weeks ended December 25, 2004 were $84.3 million compared to $73.1 million (as restated) for the fifty-two weeks ended December 27, 2003. For 2004, funds provided consisted primarily of $38.6 million from net income, $25.3 million from depreciation and amortization, $4.3 million from the tax benefit from stock option exercises, $6.0 million from decreased deferred taxes due principally to utilization of net operating loss carryforwards, $10.6 million from increased accrued expenses, and $7.7 million from increased deferred rent, partially offset by $4.9 million from increased trade and other accounts receivable. For 2003, funds provided consisted primarily of $30.4 million from net income, $18.3 million (as restated) from depreciation, $6.8 million from the tax benefit from stock option exercises, $8.8 million from decreased deferred taxes due principally to utilization of net operating loss carryforwards, and $5.6 million (as restated) from increased accrued expenses.
      At December 25, 2004 and December 27, 2003, the Company had charitable contribution carryforwards of $3.6 million and $8.6 million, respectively, which expire in the years 2005-2008. At December 27, 2003, the Company had federal jobs tax credit carryforwards of $0.1 million and federal alternative minimum tax credit carryforwards of $3.5, million which were both fully utilized during the fiscal year ended December 25, 2004. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets on an annual basis. A valuation allowance of $0.5 million and $3.6 million at December 25, 2004 and December 27, 2003, respectively, is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.
      Total capital expenditures for the fifty-two weeks ended December 25, 2004 were $80.4 million and were primarily related to the opening of 54 Company-owned bakery-cafes in 2004, costs incurred on Company-owned bakery-cafes to be opened in the first and second quarter of 2005, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, the Company acquired one operating bakery-cafe from a franchisee for $0.2 million and acquired the membership interest of the former minority interest owner for $4.9 million plus the transfer of two operating bakery-cafes and one bakery-cafe under construction. See Note 4 to the Consolidated Financial Statements for further information on this transaction. Total capital expenditures were $45.8 million for the fifty-two weeks ended December 27, 2003 and were primarily related to the opening of 29 Company-owned bakery-cafes in 2003, costs incurred on Company-owned bakery-cafes to be opened in the first and second quarter of 2004, the opening of three fresh dough facilities, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, the Company acquired 15 operating bakery-cafes, two closed bakery-cafes, and two bakery-cafes under construction from franchisees for $21.0 million in 2003. These expenditures were funded by cash from operating activities and the proceeds from the exercise of stock options.
      On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (resulting in interest rates of approximately 3.1% to 3.8% at December 25, 2004). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of December 25, 2004, the Company was in compliance with all debt covenants. At December 25, 2004, the Company had $9.8 million available under the revolver with $0.2 million utilized by an outstanding letter of credit. The Company has not borrowed under its revolver in any of the last three fiscal years.

      Financing activities provided $5.2 million for the fifty-two weeks ended December 25, 2004 and $6.2 million for the fifty-two weeks ended December 27, 2003. The financing activities in the fifty-two weeks ended December 25, 2004 included $3.6 million from the exercise of stock options, $1.1 million from the issuance of common stock under employee benefit plans, and $0.6 million from capital investments by our former minority interest owner. The financing activities for the fifty-two weeks ended December 27, 2003 included $4.2 million from the exercise of stock options, $0.8 million from the issuance of common stock under employee benefit plans, and $1.2 million from capital investments by our minority interest owner.
      The Company had working capital of $2.5 million at December 25, 2004 and $21.5 million at December 27, 2003. The $19.0 million decrease and $2.8 million decrease in working capital for the fifty-two weeks ended December 25, 2004 and December 27, 2003, respectively, is net of the $26.4 million and $4.0 million, respectively, of the long-term portion of cash invested in government securities previously described. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow, cash from the exercise of employee stock options, and, when necessary, borrowings under its revolving line of credit.
Other Commitments
      The Company currently anticipates total capital expenditures for fiscal year 2005 of approximately $95 million to $100 million principally for the opening of 70 new Company-owned bakery-cafes, the costs incurred on early 2006 openings, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities. The Company expects future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.95 million, which is net of landlord allowance. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on its revolver.
      In addition to our capital expenditure requirements, the Company has certain other contractual and committed cash obligations. The Company’s contractual cash obligations consist of noncancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms for its trucks are generally for five to seven years. Lease terms for its bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases. We expect cash expenditures under these lease obligations to be as follows:

	Payments Due by Period as of December 25, 2004 (in thousands)

	Total	In 2005	2006-2007	2008-2009	After 2009

Operating Leases(1)	$227,727	$28,680	$56,293	$51,191	$91,563

(1)	See Note 10 to the Consolidated Financial Statements for further information.
      Off-Balance Sheet Arrangement — The Company’s commercial commitments consist of subleases for certain of the operating leases of ten franchise locations and guarantees for certain of the operating leases of 42 locations of the former Au Bon Pain Division, or its franchisees. Theses leases have terms expiring on various dates from January 31, 2005 to January 1, 2019 and a potential amount of future rental payments of approximately $33.6 million. These leases will continue to decrease over time as these operating leases expire or are not renewed. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to these leases. Au Bon

Pain and the respective franchisees continue to have primary liability for these operating leases. Potential future commitments consist of:

	Amounts Committed as of December 25, 2004 (in thousands)

	Total	In 2005	2006-2007	2008-2009	After 2009

Subleases and Lease Guarantees(1)	$33,597	$7,405	$12,013	$7,215	$6,964

(1)	Represents aggregate minimum requirement — see Note 10 to the Consolidated Financial Statements for further information.
      In November 2002, the Company signed an agreement with Dawn Food Products, Inc. (“Dawn”) to provide sweet goods for the period 2003-2007. The agreement with Dawn is structured as a cost plus agreement. The transition from our previous provider of sweet goods to Dawn was completed in the first quarter of fiscal 2003.
      Beginning in fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. In accordance with SFAS 5, the Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee. As of December 25, 2004, the total amount potentially owed employees under these Agreements was approximately $5.4 million.
      Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options, supplemented, where necessary, by borrowings on our revolver, will be sufficient to fund our capital requirements for the foreseeable future.
Impact of Inflation
      In the past, the Company has been able to recover inflationary cost and commodity price increases, including, among other things, fuel, butter, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company’s ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company’s net income have not been materially adverse.
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
Recent Accounting Pronouncement
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position

(FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46 and FIN 46R is required in financial statements for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, in the first quarter of fiscal 2004 did not have a material effect on the Company’s consolidated financial statements or disclosures.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.
      In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which may allow the Company to qualify for a benefit beginning in fiscal 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As of December 25, 2004, the Company had no derivative financial interests or derivative commodity instruments. We do however purchase certain commodities, such as flour, butter, and coffee, for use in our business. These purchases are sometimes purchased under agreements of one to three year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. However, we were not using financial instruments to hedge commodity prices as of December 25, 2004.
      The Company’s unsecured revolver bears an interest rate using LIBOR as the basis, and therefore is subject to additional expense should there be an increase in LIBOR interest rates. The Company has not borrowed under the revolver in the last three years. As of December 25, 2005, the Company had no foreign operations, and accordingly, no foreign exchange rate fluctuation risk at that time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated financial statements of the Company are included in response to this item:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 (as restated)

Consolidated Statements of Operations for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated)

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated)

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated)

Notes to the Consolidated Financial Statements

Valuation and Qualifying Accounts
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Panera Bread Company:
      We have completed an integrated audit of Panera Bread Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its December 27, 2003 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 of the notes to consolidated financial statements, the consolidated financial statements for the years ended December 27, 2003 and December 28, 2002 have been restated.
      As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs to conform to Statement of Financial Accounting Standards No. 143.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 17, 2005

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

		(as restated)
	December 25,	December 27,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$29,639	$42,402
Investments in government securities	2,022	5,019
Trade accounts receivable	11,714	9,646
Other accounts receivable	5,542	2,748
Inventories	5,398	4,350
Prepaid expenses	1,658	1,294
Deferred income taxes	2,247	1,696

Total current assets	58,220	67,155
Property and equipment, net	201,725	146,362
Other assets:
Investments in government securities	26,393	4,000
Goodwill	35,327	32,743
Deposits and other	3,007	5,678
Deferred income taxes	—	897

Total other assets	64,727	43,318

Total assets	$324,672	$256,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,840	$8,072
Accrued expenses	48,905	36,403
Current portion of deferred revenue	960	1,168

Total current liabilities	55,705	45,643
Deferred income taxes	5,647	—
Deferred rent	20,181	12,501
Other long-term liabilities	1,776	1,115

Total liabilities	83,309	59,259
Commitments and contingencies (Note 10)
Minority interest	—	3,771
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,130,097 issued and 29,021,097 outstanding in 2004; and 28,296,581 issued and 28,187,581 outstanding in 2003	3	3
Class B, 10,000,000 shares authorized; 1,451,647 issued and outstanding in 2004 and 1,847,221 in 2003	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	130,970	121,992
Retained earnings	111,290	72,710

Total stockholders’ equity	241,363	193,805

Total liabilities and stockholders’ equity	$324,672	$256,835

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the Fiscal Years Ended

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Revenues:
Bakery-cafe sales	$362,121	$265,933	$212,645
Franchise royalties and fees	44,449	36,245	27,892
Fresh dough sales to franchisees	72,569	61,524	41,688

Total revenue	479,139	363,702	282,225
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	101,832	73,885	63,370
Labor	110,790	81,152	63,172
Occupancy	26,730	18,981	15,408
Other operating expenses	51,044	36,804	27,971

Total bakery-cafe expenses	290,396	210,822	169,921
Fresh dough cost of sales to franchisees	65,627	54,967	38,432
Depreciation and amortization	25,298	18,304	13,794
General and administrative expenses	33,338	28,140	24,986
Pre-opening expenses	2,642	1,531	1,051

Total costs and expenses	417,301	313,764	248,184

Operating profit	61,838	49,938	34,041
Interest expense	18	48	32
Other expense (income), net	737	1,227	287
Minority interest	328	365	180

Income before income taxes and cumulative effect of accounting change	60,755	48,298	33,542
Income taxes	22,175	17,629	12,242

Income before cumulative effect of accounting change	38,580	30,669	21,300
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit	—	(239)	—

Net income	$38,580	$30,430	$21,300

Per share data:
Basic earnings per common share:
Before cumulative effect of accounting change	$1.28	$1.03	$0.74
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.28	$1.02	$0.74

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.25	$1.01	$0.71
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.25	$1.00	$0.71

Weighted average shares of common and common equivalent shares outstanding
Basic	30,154	29,733	28,923

Diluted	30,768	30,423	29,891

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Cash flows from operations:
Net income	$38,580	$30,430	$21,300
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	239	—
Depreciation and amortization	25,298	18,304	13,794
Tax benefit from exercise of stock options	4,336	6,847	8,064
Deferred income taxes	5,993	8,810	3,927
Minority Interest	328	365	180
Other	144	148	113
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,850)	(2,808)	(4,454)
Inventories	(1,055)	(900)	(1,080)
Prepaid expenses	(358)	538	(172)
Accounts payable	(2,232)	2,085	716
Accrued expenses	10,628	5,618	4,073
Deferred revenue	(208)	(497)	(137)
Deferred rent	7,680	3,751	2,384
Other	—	172	(21)

Net cash provided by operating activities	84,284	73,102	48,687

Cash flows from investing activities:
Additions to property and equipment	(80,429)	(45,761)	(29,483)
Acquisitions	(5,224)	(20,969)	(3,267)
Purchase of investments	(28,792)	(4,000)	(9,200)
Investment maturities proceeds	9,300	4,000	—
Decrease (increase) in deposits and other	2,854	(126)	(529)

Net cash used in investing activities	(102,291)	(66,856)	(42,479)

Cash flows from financing activities:
Exercise of employee stock options	3,569	4,211	3,032
Proceeds from note receivable	—	—	248
Increase in deferred financing costs	(41)	(2)	—
Proceeds from issuance of common stock	1,073	814	923
Investments by minority interest owners	643	1,209	1,461

Net cash provided by financing activities	5,244	6,232	5,664

Net (decrease) increase in cash and cash equivalents	(12,763)	12,478	11,872
Cash and cash equivalents at beginning of period	42,402	29,924	18,052

Cash and cash equivalents at end of period	$29,639	$42,402	$29,924

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$22	$17
Income taxes	$10,367	$783	$424
Noncash investing activities:
Assets transferred to minority interest owner	$2,673	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(in thousands, except per share information)

	Common Stock $.0001 Par Value

	Class A		Class B		Treasury Stock		Additional		Total
							Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance December 29, 2001 (as previously reported)	26,018	$3	2,589	$—	109	$(900)	$98,101	$22,668	$119,872
Restatement adjustments	—	—	—	—	—	—	—	(1,688)	(1,688)

Balance December 29, 2001 (as restated)	26,018	3	2,589	—	109	(900)	98,101	20,980	118,184
Exercise of employee stock options	781						3,032		3,032
Issuance of common stock	35						923		923
Conversion of Class B to Class A	612		(612)						—
Income tax benefit related to stock option plan							8,064		8,064
Net income (as restated)	—	—	—	—	—	—	—	21,300	21,300

Balance December 28, 2002 (as restated)	27,446	3	1,977	—	109	(900)	110,120	42,280	151,503
Exercise of employee stock options	694						4,211		4,211
Issuance of common stock	27						814		814
Conversion of Class B to Class A	130		(130)						—
Income tax benefit related to stock option plan							6,847		6,847
Net income (as restated)	—	—	—	—	—	—	—	30,430	30,430

Balance December 27, 2003 (as restated)	28,297	3	1,847	—	109	(900)	121,992	72,710	193,805
Exercise of employee stock options	405						3,569		3,569
Issuance of common stock	33						1,073		1,073
Conversion of Class B to Class A	395		(395)						—
Income tax benefit related to stock option plan							4,336		4,336
Net income	—	—	—	—	—	—	—	38,580	38,580

Balance December 25, 2004	29,130	$3	1,452	$—	109	$(900)	$130,970	$111,290	$241,363

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
      Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names Panera Bread® and Saint Louis Bread Co.® As of December 25, 2004, the Company’s retail operations consist of 226 Company-owned bakery-cafes and 515 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 35 states. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 25, 2004, fresh dough is supplied daily to both Company-owned and franchise-operated bakery-cafes by the 16 Company-owned and one franchise-operated fresh dough facilities.

2.	Summary of Significant Accounting Policies
Adoption of SFAS 143
      Effective December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the Company to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities.
      Beginning December 29, 2002, the Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the provisions of SFAS 143. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease term.
      Upon adoption of SFAS 143, the Company recorded a discounted liability of approximately $0.8 million, increased net property and equipment by approximately $0.4 million, and recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million). The liability as of December 25, 2004 and December 27, 2003 was $1.4 million and $1.1 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
Basis of Presentation and Principles of Consolidation
      For the years ended December 25, 2004 and December 27, 2003, the consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, and Artisan Bread, LLC. Subsequent to October 30, 2004, Cap City Bread, LLC was a wholly owned subsidiary of Artisan Bread, LLC. Prior to October 30, 2004, Artisan Bread, LLC held a majority interest in Cap City Bread, LLC, which then operated 36 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.
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

Investments in Government Securities
      Investments of $28.4 million and $9.0 million at December 25, 2004 and December 27, 2003, respectively, consist of United States Treasury notes and mortgage-backed government notes. During 2004, $9.3 million of investments matured or were called by the issuer and $28.8 million of investments were purchased by the Company. The Company recognized interest income on these investments of $0.8 million, $0.2 million and $0.1 million, which is net of premium amortization of $0.1 million during fiscal year 2004, 2003 and 2002, respectively, and is classified in “Other Income/ Expense” in the Consolidated Statements of Operations. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from June 2005 to April 2007.
      Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At December 25, 2004, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 25, 2004.

Trade and Other Accounts Receivable
      Trade accounts receivable at fiscal year-end consist primarily of amounts due to the Company from its 39 franchise groups for purchases of fresh dough from the Company’s fresh dough facilities and royalties due to the Company from franchisee sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 25, 2004 and December 27, 2003 was $0.03 million and $0.05 million, respectively. Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories
      Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost or market, determined under the first-in, first-out method.

Property and Equipment
      Property, equipment, and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	15-20 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-7 years
Signage	6 years
      Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes in 2004, 2003, or 2002.
      Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.

Goodwill
      Goodwill consists of the excess of the purchase price over the fair value of net assets acquired from the acquisitions of the Saint Louis Bread Company, franchisee bakery-cafes, a franchisee fresh dough facility, and the membership interest of a former minority interest owner.
      The Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” for all acquisitions subsequent to June 30, 2001 and “SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001, which established new accounting and reporting standards for purchase business combinations, intangible assets, and goodwill. In compliance with SFAS 141 and SFAS 142, the Company did not amortize any of the goodwill related to acquisitions subsequent to June 30, 2001 and stopped amortizing all goodwill effective December 30, 2001. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. The Company performs its impairment assessment by comparing discounted cash flows from acquired businesses with the carrying value of the underlying net assets inclusive of goodwill. The Company completed annual impairment tests as of the first day of the fourth quarter of fiscal years 2003 and 2004, none of which identified any impairment.

Impairment of Long-Lived Assets
      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The Company determines if there is an impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. The amount of an impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. No impairment of long-lived assets was determined for the years ended December 25, 2004, December 27, 2003, and December 28, 2002.

Self-Insurance Reserves
      The Company is self-insured for a significant portion of its workers’ compensation and general, auto, and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience of the Company and the industry and other

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actuarial assumptions. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 25, 2004 and December 27, 2003, these reserves were $3.5 million and $2.1 million, respectively, and were included in accrued expenses in the consolidated balance sheets.

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
      The Company has recorded a valuation allowance to reduce its deferred tax assets, which is due principally to charitable contribution carryforwards that it may not be able to utilize prior to their expiration. The Company’s recorded net deferred tax assets are limited by the underlying tax benefits that it expects to ultimately realize.

Capitalization of Certain Development Costs
      The Company capitalizes certain internal costs associated with the development, design, and construction of new bakery-cafe locations and fresh dough facilities. Capitalized costs of $4.7 million, $1.9 million, and $1.4 million for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively, are recorded as part of the asset to which they relate and are amortized over the asset’s useful life.

Revenue Recognition
      The Company records revenue from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenue from fresh dough sales to franchisees is also recorded upon delivery.
      The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale.
      Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (ADA). Of this fee, $5,000 is paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $3.2 million, $3.3 million and $3.2 million for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. Royalties are paid weekly based on the percentage of sales specified in each ADA (from 4.0% to 5.0% of sales). Royalties are recognized as revenue when they are earned. Royalties were $41.2 million, $32.9 million, and $24.7 million for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Advertising Costs
      Franchised bakery-cafes contribute to the Company 0.4% of their sales to a national advertising fund and 0.4% of their sales as a marketing administration fee and are required to spend 2.0% of their sales in their local markets on advertising. The Company contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration. The national advertising fund and

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
marketing administration contributions received from franchised bakery-cafes are consolidated with Company amounts in the Company’s financial statements. Liabilities for unexpended funds are included in accrued expenses in the consolidated balance sheets. The Company’s contributions to the national advertising fund and marketing administration as well as its own media costs are recorded as part of other operating expenses in the Company’s consolidated statements of operations.
      The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The total amounts recorded as advertising expense were $9.2 million, $7.5 million, and $5.4 million for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Pre-Opening Costs
      All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs which are included in other operating expenses, are expensed when incurred. Direct costs to open bakery-cafes amounted to $2.6 million, $1.5 million and $1.1 million in 2004, 2003, and 2002, respectively.

Rent Expense
      The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases.” The lease term on most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The lease term on most fresh dough facility leases is the initial non-cancelable lease term plus two to three renewal option periods, which generally ranges from 15 years to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense.
      The Company records landlord allowances for normal tenant improvements as deferred rent, which is included in accrued expenses or deferred rent in the consolidated balance sheets based on their short-term or long-term nature. This deferred rent is amortized over the reasonably assured lease term as a reduction of rent expense.
      See Note 3 to the Consolidated Financial Statements for further information.

Fiscal Year
      The Company’s fiscal year ends on the last Saturday in December. The Company’s fiscal year consists of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year. In 2005, the Company intends to change its fiscal week to end on Tuesday rather than Saturday. As a result, the Company’s 2005 fiscal year will end on December 27, 2005 and consist of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. The additional days in fiscal 2005 will occur in the first quarter, resulting in the first quarter being sixteen and a half weeks. In fiscal year 2006, the Company intends to convert to a 4-5-4 fiscal calendar whereby each quarter will include 13 weeks.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Fair Value of Financial Instruments
      The carrying amount of the Company’s accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. In addition, held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 25, 2004.

Stock-Based Compensation
      In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002 would have been as follows (in thousands, except per share amounts):

	Fiscal Year Ended

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Net income, as reported	$38,580	$30,430	$21,300
Deduct:
Compensation expense determined using Black-Scholes, net of tax	3,958	2,626	2,186

Pro forma net income	$34,622	$27,804	$19,114

Net income per share:
Basic, as reported	$1.28	$1.02	$0.74
Basic, pro forma	$1.15	$0.94	$0.66
Diluted, as reported	$1.25	$1.00	$0.71
Diluted, pro forma	$1.15	$0.94	$0.66
      The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for future years.
      The weighted average fair value of the options granted during 2004, 2003, and 2002 was $13.49 per share, $15.81 per share, and $14.87 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 36% in 2004, 41% in 2003 and 40% in 2002, risk-free interest rate of 3.42% in 2004, 3.53% in 2003, and 4.30% in 2002, and an expected life of 5 years in 2004, 6 years in 2003 and 7 years in 2002.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Financial Accounting Standards
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). This interpretation applies immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, “Effective Date of FASB Interpretation 46.” This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46 and FIN 46R is required in financial statements for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, in the first quarter of fiscal 2004 did not have a material effect on the Company’s consolidated financial statements or disclosures.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.
      In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. The Company is currently evaluating the impact of the new Act, which may allow the Company to qualify for a benefit beginning in fiscal 2005.

3.	Restatement of Previously Issued Consolidated Financial Statements
      Following disclosure by several restaurant companies late in calendar 2004 and in connection with performing its 2004 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable term commencing upon location opening. The Company concluded that its calculation of straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases,” which in most cases exceeds the initial non-cancelable lease term. The Company further concluded that any construction period and other rent holidays should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements at all locations to be the shorter of their estimated useful life or the reasonably

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assured lease term at the inception of the lease ($0.7 million cumulative increase in net income from conforming lease term and depreciable life and $2.7 million cumulative decrease in net income from expensing construction period rent). The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation.
      The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal 2004. As a result, the Company has recorded the cumulative effect as of the end of fiscal year 2001 and has restated previously issued consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 to recognize the impact of recording rent expense over the reasonably assured lease period, to record depreciation on leasehold improvements over the shorter of their estimated useful lives or the reasonably assured lease term, and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the reasonably assured lease term as a reduction to rent expense rather than depreciation.
      The cumulative effect of the restatement through fiscal 2001 of $1.7 million was recorded as a reduction of the Company’s beginning retained earnings balance at December 29, 2001, as reflected in its consolidated statements of stockholders’ equity. The cumulative effect of the restatement through fiscal 2003 increased property and equipment by $10.0 million, increased deferred rent liability by $12.5 million, increased accrued expenses by $0.9 million, and decreased deferred income tax liability by $1.2 million. Bakery-cafe occupancy for fiscal years 2003 and 2002 increased by $1.0 million and $0.8 million, respectively, and bakery-cafe cost of food and paper products for the same fiscal years increased by $0.2 million and $0.1 million, respectively, while depreciation and amortization for the same fiscal years decreased by $1.2 million and $0.2 million, respectively; operating profit for fiscal year 2003 increased by $0.03 million and decreased by $0.7 million in fiscal 2002, and income before cumulative effect of accounting change and net income for fiscal year 2003 increased by $0.02 million and net income decreased by $0.5 million in fiscal 2002. The restatement did not change previously reported diluted earnings per share for the fiscal year ended 2003, but decreased previously reported diluted earnings per share by $0.02 for the fiscal year ended 2002. The restatement did not impact the Company’s previously reported net cash flows, revenues or comparable bakery-cafe sales, or compliance with revolving line of credit covenants.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the impact of these changes on the consolidated balance sheet for fiscal year 2003 and the consolidated statements of operations for fiscal years 2002 and 2003 (in thousands, except per share data):

	As Previously
Fiscal Year 2003	Reported	Adjustments	As Restated

Consolidated Balance Sheet
Property and equipment, net	$136,367	$9,995	$146,362
Deferred income taxes	—	897	897
Total assets	$245,943	$10,892	$256,835

Accrued expense	35,552	851	36,403
Deferred income taxes	328	(328)	—
Deferred rent	—	12,501	12,501
Total liabilities	46,235	13,024	59,259
Retained earnings	74,842	(2,132)	72,710
Total stockholder’s equity	195,937	(2,132)	193,805
Total liabilities and stockholders’ equity	$245,943	$10,892	$256,835

Consolidated Statement of Operations
Cost of food and paper products	$73,727	$158	$73,885
Occupancy	17,990	991	18,981
Total bakery-cafe expenses	209,673	1,149	210,822
Depreciation and amortization	19,487	(1,183)	18,304
Total costs and expenses	313,798	(34)	313,764
Operating profit	49,904	34	49,938
Income before income taxes and cumulative effect of accounting change	48,264	34	48,298
Income taxes	17,616	13	17,629
Income before cumulative effect of accounting change	30,648	21	30,669
Cumulative effect of accounting change	(239)	—	(239)
Net income	$30,409	$21	$30,430

Basic earnings per common share:
Before cumulative effect of accounting change	$1.03	$—	$1.03
Cumulative effect of accounting change	(0.01)	—	(0.01)

Net income	$1.02	$—	$1.02

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.01	$—	$1.01
Cumulative effect of accounting change	(0.01)	—	(0.01)

Net income	$1.00	$—	$1.00

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously
Fiscal Year 2002	Reported	Adjustments	As Restated

Consolidated Statement of Operations
Cost of food and paper products	$63,255	$115	$63,370
Occupancy	14,619	789	15,408
Total bakery-cafe expenses	169,017	904	169,921
Depreciation and amortization	13,965	(171)	13,794
Total costs and expenses	247,451	733	248,184
Operating profit	34,774	(733)	34,041
Income before income taxes	34,275	(733)	33,542
Income taxes	12,510	(268)	12,242
Net income	$21,765	$(465)	$21,300

Basic earnings per common share	$0.75	$(0.01)	$0.74

Diluted earnings per common share	$0.73	$(0.02)	$0.71

4.	Acquisitions
      On October 30, 2004, the Company’s wholly-owned subsidiary, Artisan Bread, LLC (“Artisan”), became the owner of 100% of the membership interests in Cap City Bread, LLC (“LLC”). Prior to the completion of this transaction, Artisan had owned approximately 78.5% of the membership interests in LLC and the remaining membership interests had been owned by Capitol Dough, Inc. (“Capitol Dough”), a Missouri corporation owned by Richard Postle, the Company’s former president (“Postle”), as a minority interest owner. See Note 13 to the Consolidated Financial Statements for further information on this minority interest ownership arrangement. As part of the transaction, LLC redeemed certain of the membership interests held by Capitol Dough in exchange for the transfer to Capitol Dough of LLC’s interest in 3 bakery-cafes at cost, one of which was under construction at the acquisition date (“redemption transaction”). In addition to the redemption transaction, Artisan acquired the remaining membership interests held by Capitol Dough in exchange for a cash purchase price of approximately $4.8 million, which approximates fair value. Of this purchase price, approximately $4.3 million was paid in cash at the acquisition date and, subject to certain offset rights, the remaining purchase price will be paid, with interest, one year from the acquisition date. At the time of the acquisition, LLC operated 36 bakery-cafes in the northern Virginia and central Pennsylvania markets. The results of operations of these bakery-cafes have been included in the Company’s Consolidated Financial Statements since the date of formation of LLC. Following the completion of the transaction, Artisan became the sole owner of LLC, which then owned 34 operating bakery-cafes in the northern Virginia and central Pennsylvania markets. The 3 remaining bakery-cafes transferred to Postle, one of which was under construction at the acquisition date, will be owned and operated by Postle and/or his affiliates as a franchisee. Postle and/or his affiliates have agreed to develop up to 9 additional bakery-cafes in the previously undeveloped western Virginia and West Virginia territories. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company preliminarily allocated the purchase price, including legal costs, to the membership interest and related intangibles acquired in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $2.0 million to eliminate the minority interest balance, $0.3 million to fixed assets, $0.2 million to intangible assets, which represents favorable lease agreements, and $2.4 million to goodwill.
      On November 2, 2003, the Company purchased from a franchisee substantially all of the assets of twelve bakery-cafes, two of which were under construction, as well as the area development rights for the Toledo, Ohio and Ann Arbor, Michigan markets for a net purchase price of approximately $14.2 million (includes

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.1 million paid in fiscal 2004). The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $5.6 million to fixed assets, $1.4 million to liabilities, and $9.7 million to goodwill.
      On February 1, 2003, the Company purchased from a franchisee substantially all of the assets of one operating bakery-cafe, the furniture, fixtures, and equipment of two closed locations, and the area development rights for the Dallas market for a cash purchase price of $1.3 million with a commitment to purchase the furniture, fixtures, and equipment of an additional bakery-cafe for approximately $0.2 million. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the one operating bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.9 million to fixed assets and $0.4 million to goodwill. In October 2004, the Company completed the purchase of the remaining bakery-cafe for a cash purchase price of approximately $0.2 million.
      On January 9, 2003, the Company purchased from a franchisee substantially all of the assets of four operating bakery-cafes as well as the area development rights for the Louisville and Lexington, Kentucky markets for a purchase price of $5.5 million. Of the purchase price, $5.0 million was paid in cash at the acquisition date and $0.5 million was paid, with interest, in cash six months from the acquisition date. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the four operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $1.7 million to fixed assets, $0.1 million to inventories, and $3.7 million to goodwill.
      On January 22, 2002, the Company purchased from a franchisee substantially all of the assets of three operating bakery-cafes and one bakery-cafe under construction as well as the area development rights for the Jacksonville, Florida market for a net purchase price of $3.3 million. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations of the three operating bakery-cafes from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories and other current assets, $2.1 million to fixed assets, $0.3 million to liabilities, and $1.4 million to goodwill.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories
      Inventories consist of the following (in thousands):

	December 25,	December 27,
	2004	2003

Food:
Fresh dough facilities:
Raw materials	$1,733	$1,529
Finished goods	362	256
Bakery-cafes:
Finished goods	2,520	2,040
Paper goods	595	377
Retail merchandise	188	148

	$5,398	$4,350

6.	Property and Equipment
      Major classes of property and equipment consist of the following (in thousands):

		(as restated)
	December 25,	December 27,
	2004	2003

Leasehold improvements	$131,059	$96,577
Land and land improvements	712	—
Machinery and equipment	90,034	67,282
Furniture and fixtures	21,514	17,337
Signage	5,282	3,932
Smallwares	4,536	3,158
Construction in progress	36,464	21,349

	289,601	209,635
Less: accumulated depreciation	87,876	63,273

Property and equipment, net	$201,725	$146,362

      The Company recorded depreciation expense related to these assets of $25.3 million, $18.3 million, and $13.8 million in 2004, 2003, and 2002, respectively.

7.	Goodwill
      The Company adopted SFAS No. 141, “Business Combinations,” for all acquisitions subsequent to June 30, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001, which established new accounting and reporting standards for purchase business combinations, intangible assets, and goodwill. In compliance with SFAS 141 and SFAS 142, the Company did not amortize any of the goodwill related to acquisitions subsequent to June 30, 2001 and stopped amortizing all goodwill effective December 30, 2001.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of goodwill at December 25, 2004 and December 27, 2003 are as follows (in thousands):

	Company Bakery-	Fresh Dough
	Cafe Operations	Operations	Total

Balance December 28, 2002	18,242	$728	18,970
Louisville/ Lexington acquisition	3,729	—	3,729
Dallas acquisition	410	—	410
Toledo/ Michigan acquisition	9,634	—	9,634

Balance December 27, 2003	$32,015	$728	$32,743
Dallas acquisition	23		23
Toledo/ Michigan acquisition	116		116
Minority interest owner acquisition	2,445		2,445

Balance December 25, 2004	$34,599	$728	$35,327

      Goodwill accumulated amortization was $7.9 million at December 25, 2004 and December 27, 2003.

8.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

		(as restated)
	December 25,	December 27,
	2004	2003

Compensation and employment related taxes	$12,540	$9,260
Capital expenditures	9,066	7,196
Rent	3,443	3,679
Unredeemed gift cards and certificates	8,044	4,113
Insurance	3,642	2,112
Taxes, other than income tax	1,680	1,410
Income taxes	3,606	2,247
Other	6,884	6,386

	$48,905	$36,403

9.	Line of Credit
      On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (resulting in interest rates of approximately 3.06% to 3.81% at December 25, 2004). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of December 25, 2004, the Company was in compliance with all financial ratios and covenants. At December 25, 2004, the Company had $9.8 million available under the revolver with $0.2 million utilized by an outstanding letter of credit. The Company has not borrowed under its revolver in any of the last three fiscal years.
      The revolver replaced the Company’s previous $10.0 million unsecured revolving line of credit (old revolver). The old revolver had an interest rate of LIBOR plus 1%. The old revolver contained restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisition, or sale of assets and

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain leasing transactions. The old revolver also required the maintenance of certain financial ratios and covenants and contained a commitment fee of 0.225% of the unused portion of the revolving line of credit.

10.	Commitments and Contingent Liabilities
      The Company is obligated under non-cancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms for its trucks are generally for five to seven years. Lease terms for its bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 3 to the Consolidated Financial Statements for further information.
      Aggregate minimum requirements under non-cancelable operating leases, excluding contingent liabilities, as of December 25, 2004, were as follows (in thousands):

2005	$28,680
2006	28,756
2007	27,537
2008	26,141
2009	25,050
Thereafter	91,563

$227,727

      Rental expense under operating leases was approximately $24.7 million, $21.0 million (as restated), and $16.6 million (as restated) in 2004, 2003, and 2002, respectively, which included contingent (i.e. percentage rent) payments of $0.6 million, $0.6 million, and $0.3 million, respectively.
      The Company is a prime tenant for certain operating leases of ten franchisee locations and guarantor for certain operating leases of 42 locations of the former Au Bon Pain Division, or its franchisees. These leases have terms expiring on various dates from January 31, 2005 to January 1, 2019, and the guarantees have a potential amount of future rental payments of approximately $33.6 million. The obligation from these leases will continue to decrease over time as these operating leases expire or are not renewed. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to these leases. Au Bon Pain and the respective franchisees continue to

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have primary liability for these operating leases. Future commitments as of December 25, 2004 under these leases were as follows (in thousands):

2005	$7,405
2006	6,759
2007	5,254
2008	4,148
2009	3,067
Thereafter	6,964

$33,597

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
      Beginning in fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. In accordance with SFAS 5, the Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee. As of December 25, 2004, the total amount potentially owed to employees under these Agreements was approximately $5.4 million.
      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

11.	Income Taxes
      The provision for income taxes attributable to income before income taxes and cumulative effect of accounting change in the consolidated statements of operations is comprised of the following (in thousands):

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Current:
Federal	$15,634	$1,421	$—
State	647	550	253

	16,281	1,971	253

Deferred:
Federal	5,802	15,383	11,405
State	92	412	584

	5,894	15,795	11,989

Tax Provision	22,175	17,766	12,242
Tax benefit on cumulative effect	—	(137)	—

	$22,175	$17,629	$12,242

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes and cumulative effect of accounting change attributable to income before cumulative effect of accounting change follows:

		(as restated)	(as restated)
	2004	2003	2002

Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit and other	1.5	1.5	1.5

	36.5%	36.5%	36.5%

      The tax effects of the significant temporary differences which comprise the deferred tax assets (liabilities) are as follows (in thousands):

		(as restated)
	2004	2003

Current deferred tax assets:
Receivables reserve	$11	$19
Accrued expenses	2,236	1,677

Total current asset	2,247	1,696
Non-current deferred tax assets (liabilities):
Property, plant, and equipment	(4,908)	(3,634)
Accrued expenses	2,858	2,452
Goodwill	(4,363)	(3,365)
Tax credit carryforward	—	3,598
Charitable contribution carryforward	1,316	3,125
Capital loss carryforward	—	2,292

Total non-current deferred tax asset (liability)	(5,097)	4,468
Valuation allowance	(550)	(3,571)

Total net non-current deferred tax asset (liability)	(5,647)	897

Total net deferred tax asset (liability)	$(3,400)	$2,593

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance at December 25, 2004 is attributable to charitable contribution carryforwards which the Company may not be able to utilize prior to their expiration. In addition to the charitable contribution carryforwards, the valuation allowance at December 27, 2003 is attributable to the potential for the non-deductibility of a capital loss carryforward related to the taxable loss on the sale of the Au Bon Pain Division.
      At December 25, 2004 and December 27, 2003, the Company had charitable contribution carryforwards of $3.6 million and $8.6 million, respectively, which expire in the years 2005-2008. At December 27, 2003, the Company had federal jobs tax credit carryforwards of $0.1 million and federal alternative minimum tax credit carryforwards of $3.5 million, which were both fully utilized during the fiscal year ended December 25, 2004. The Company reevaluates the positive and negative evidence impacting the realizability of its deferred income tax assets periodically based on annual estimates of taxable income.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Deposits and Other
      During fiscal 1997, the Company established a deposit program with its food products and supplies distributor, which allows the Company to receive lower distribution costs. The savings exceed the carrying value of the deposit. The deposit is flexible and the Company may at times decrease the amount on deposit at its discretion. The deposit outstanding was $0.2 million and $3.0 million at December 25, 2004 and December 27, 2003, respectively.
      During fiscal 1994, the Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, in 1996, tax law changes adopted as part of the Health Insurance Portability and Accountability Act significantly reduced the level of tax benefits recognized under the Company’s COLI program. As a result, the Company froze this program in 1998. It appears the program will end in 2013 based on actuarial estimates.
      At December 25, 2004 and December 27, 2003, the cash surrender values of $7.4 million and $9.5 million, respectively, the mortality income receivables of $1.0 million and $1.3 million, respectively, and the insurance policy loans of $7.4 million and $9.5 million, respectively, related to the COLI program were netted and included in other assets in the Company’s consolidated balance sheets. Mortality income receivable represents the dividend or death benefits the Company is due from its insurance carrier at the respective dates. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 8.9% for the year ended December 25, 2004. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other income (expense) in the consolidated statements of operations, which netted ($0.1) million, $0.1 million, and ($0.3) million in 2004, 2003, and 2002, respectively, the components of which are as follows (in thousands):

	2004	2003	2002

Cash value loss	$(2,103)	$(1,635)	$(988)
Mortality income	2,561	2,318	1,728
Interest expense	(584)	(626)	(1,017)

	$(126)	$57	$(277)

      The cash value loss is the cumulative change in cash surrender value for the year and is adjusted quarterly. Mortality income is recorded periodically as charges are deducted from cash value. These amounts are recovered by the Company through payment of death benefits and mortality dividends received. Interest expense is recorded on the accrual basis.

13.	Minority Interest Owner
      In October 2001, the Company, through Artisan Bread, LLC, an indirect subsidiary (LLC), entered into a limited liability company operating agreement with its former president as a minority interest owner. The new LLC could develop and manage up to fifty bakery-cafes in the Northern Virginia and Central Pennsylvania markets. The agreement entitles the minority interest owner to a specified percentage of the cash flows from the bakery-cafes developed and operated by the LLC. The minority interest owner is required to make mandatory capital contributions toward each bakery-cafe developed under the agreement. In addition, the minority interest owner may make additional voluntary contributions towards each bakery-cafe developed under the agreement and receive a proportionate increase in his share of the cash flows. Although the minority interest owner received no salary for his services, he received an operating fee equal to the difference between (a) the sum of 4% of the gross sales and $40,000 (increased by 3.5% annually beginning in 2003) for each bakery-cafe opened by the LLC, and (b) expenses incurred by the LLC in connection with bakery-cafe operations other than license and administrative fees and expenses which relate solely to an individual bakery-

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cafe. Applicable expenses include, without limitation, all costs relating to district, regional, and area supervision above the store level, bakery supervision, field training, training functions, neighborhood marketing, and recruiting and relocation. Operating fee payments were $0.2 million, $0.5 million, and $0.1 million in 2004, 2003, and 2002, respectively, and were classified as “Other Expense” in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for information related to the acquisition of this minority interest in fiscal 2004.

14.	Stockholders’ Equity

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
      Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. The holders of Class B Common Stock are entitled to three votes for each share owned. The holders of Class A Common Stock are entitled to one vote for each share owned. Each share of Class B Common Stock is convertible, at the stockholder’s option, into Class A Common Stock on a one-for-one basis. At December 25, 2004, the Company had reserved 5,887,075 shares of its Class A Common Stock for issuance upon conversion of Class B Common Stock and exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors, and 2001 Employee, Director, and Consultant Stock Option Plan.

Registration Rights
      Certain holders of Class B Common Stock, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.

Preferred Stock
      The Company is authorized to issue 2,000,000 shares of Class B Preferred Stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in 2004 and 2003.

Treasury Stock
      In the third quarter of 2000, the Company repurchased 109,000 shares of Class A Common Stock at an average cost of $8.25 per share.

15.	Stock-Based Compensation
      The Company’s equity compensation plans consist of the 1992 Equity Incentive Plan, the Formula Stock Option Plan for Independent Directors, and the 2001 Employee, Director, and Consultant Stock Option Plan.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Formula Stock Option Plan for Independent Directors
      On January 27, 1994, the Company’s Board of Directors authorized the Formula Stock Option Plan for Independent Directors, as defined in the related agreement. This plan authorized a total of 300,000 shares and was adopted by stockholders on May 25, 1994. The plan authorized a one-time grant of an option to purchase 20,000 shares of the Company’s Class A Common Stock at its closing price on January 26, 1994 for each independent director. Each independent director who is first elected as such after the effective date of the Directors’ Plan shall receive, as of the date he or she is so elected, a one-time grant of an option to purchase 10,000 shares of Class A Common Stock at a price per share equal to the closing price of the Class A Common Stock as reported by the NASDAQ/ National Market System for the trading day immediately preceding the date of the person’s election to the board. In addition, annually all independent directors serving in such capacity as of the last day of each fiscal year receive an option to purchase up to 10,000 shares of Class A Common Stock at the closing price for the day prior to the close of the fiscal year. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 6 years following the grant date.

2001 Employee, Director, and Consultant Stock Option Plan
      At the annual meeting of stockholders on June 12, 2001, the Company’s 2001 Employee, Director, and Consultant Stock Option Plan was approved. Under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan, a total of 2,000,000 shares of Class A Common Stock were authorized for issuance.
      Activity under all Stock Option Plans is summarized below:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 29, 2001	2,864,506	$6.65
Granted	978,150	30.12
Exercised	(781,942)	3.87
Cancelled	(142,442)	9.67

Outstanding at December 28, 2002	2,918,272	15.10
Granted	1,173,181	35.61
Exercised	(693,498)	6.07
Cancelled	(317,000)	18.67

Outstanding at December 27, 2003	3,080,955	24.57
Granted	701,500	36.18
Exercised	(404,804)	8.82
Cancelled	(332,849)	31.02

Outstanding at December 27, 2004	3,044,802	$28.72

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information concerning outstanding and exercisable options at December 25, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 3.00 - 10.05	407,108	3.11	$3.83	362,036	$3.68
$10.06 - 19.27	198,812	3.41	15.88	69,312	14.16
$19.28 - 29.30	905,581	4.65	27.99	262,275	27.70
$29.31 - 39.73	1,274,400	5.15	36.26	310,100	36.60
$39.74 - 43.15	258,901	4.65	43.15	—	—

	3,044,802	4.57	$28.72	1,003,723	$20.85

      Options vest over a five-year period and must be exercised within six to ten years from the date of the grant. Of the options at December 25, 2004, December 27, 2003, and December 28, 2002, 1,003,723, 897,481 and 1,105,906, respectively, were vested and exercisable with a weighted average exercise price at December 25, 2004, December 27, 2003, and December 28, 2002, of $20.85, $13.15 and $6.48, respectively.

1992 Employee Stock Purchase Plan
      In May 1992, the Company adopted its 1992 Employee Stock Purchase Plan (“1992 Purchase Plan”) to replace its previous Employee Stock Purchase Plan. The 1992 Purchase Plan was subsequently amended by the Board of Directors and stockholders to increase the number of shares of Class A Common Stock reserved for issuance from 300,000 to 700,000. The 1992 Purchase Plan gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were 33,238 and 26,493 shares purchased with a weighted average fair value of purchase rights of $5.69 and $5.42 as of December 25, 2004 and December 27, 2003.

16.	Defined Contribution Benefit Plan
      The Panera Bread Company Savings Plan (the “Plan”) was formed under Section 401(k) of the Code. The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. The Plan provides for a matching contribution by the Company equal to 50% of the first 3% of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25% per year, and are fully vested after 5 years. The Company contributed $0.3 million, $0.3 million and $0.2 million to the Plan in 2004, 2003 and 2002, respectively.

17.	Business Segment Information
      The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread® and Saint Louis Bread Co.® names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales.
      The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread® name and also of the costs to

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® name.
      The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet good items through a contract manufacturing arrangement to both Company-owned and franchised bakery-cafes. The fresh dough is sold to both Company-owned and franchised bakery-cafes at a delivered cost not to exceed 27% of the retail value of the product. The sales and related costs to the franchised bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the food and paper products line item on the Consolidated Statements of Operations.
      The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the Fiscal Year Ended

	December 25,	December	December 28,
	2004	27,2003	2002

Number of bakery-cafes:
Company-owned:
Beginning of period	173	132	110
Bakery-cafes opened	54	29	23
Bakery-cafes closed	—	(3)	(4)
Transfer to franchisee(2)	(2)	—	—
Acquired from franchisee(1)	1	15	3

End of period	226	173	132

Franchise operated:
Beginning of period	429	346	259
Bakery-cafes opened	89	102	92
Bakery-cafes closed	(4)	(4)	(2)
Transfer from Company(2)	2	—	—
Sold to Company(1)	(1)	(15)	(3)

End of period	515	429	346

System-wide:
Beginning of period	602	478	369
Bakery-cafes opened	143	131	115
Bakery-cafes closed	(4)	(7)	(6)

End of period	741	602	478

(1)	In January 2002, the Company purchased the area development rights and three existing bakery-cafes in the Jacksonville, Florida market from its franchisee. During fiscal 2003, the Company acquired 15 operating bakery-cafes and the area development rights in the Louisville/ Lexington, Kentucky; Dallas, Texas; Toledo, Ohio; and Ann Arbor, Michigan markets from franchisees. In October 2004, the Company acquired one operating bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, the Company transferred two operating bakery-cafes and one bakery-cafe under construction to a new franchisee in the acquisition of the minority interest. See Note 4 to the Consolidated Financial Statements for further information.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the Fiscal Years Ended

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

	(in thousands)
Revenues:
Company bakery-cafe operations	$362,121	$265,933	$212,645
Franchise operations	44,449	36,245	27,892
Fresh dough operations	103,786	93,874	65,280
Intercompany sales eliminations	(31,217)	(32,350)	(23,592)

Total Revenues	$479,139	$363,702	$282,225

Segment profit:
Company bakery-cafe operations	$71,725	$55,111	$42,724
Franchise operations	39,149	32,132	24,280
Fresh dough operations	6,942	6,557	3,256

Total segment profit	$117,816	$93,800	$70,260

Total segment profit	$117,816	$93,800	$70,260
Depreciation and amortization	25,298	18,304	13,794
Unallocated general and administrative expenses	28,038	24,027	21,374
Pre-opening expenses	2,642	1,531	1,051
Interest expense	18	48	32
Other expense, net	737	1,227	287
Minority interest	328	365	180

Income before income taxes and cumulative effect of accounting change	$60,755	$48,298	$33,542

Depreciation and amortization:
Company bakery-cafe operations	$17,786	$12,256	$9,180
Fresh dough operations	4,356	3,298	2,279
Corporate Administration	3,156	2,750	2,335

Total depreciation and amortization	$25,298	$18,304	$13,794

Capital expenditures:
Company bakery-cafe operations	$67,374	$33,670	$17,713
Fresh dough operations	9,445	8,370	9,971
Corporate Administration	3,610	3,721	1,799

Total capital expenditures	$80,429	$45,761	$29,483

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(as restated)
	December 25,	December 27,
	2004	2003

	(in thousands)
Segment assets:
Company bakery-cafe operations	$199,564	$147,920
Franchise operations	1,778	1,117
Fresh dough operations	39,968	33,442

Total segment assets	$241,310	$182,479

Total segment assets	$241,310	$182,479
Unallocated trade and other accounts receivable	6,499	4,462
Unallocated inventories	—	558
Unallocated property and equipment	12,291	11,340
Unallocated deposits and other	2,613	2,688
Other unallocated assets	61,959	55,308

Total assets	$324,672	$256,835

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the Fiscal Years Ended

		(as restated)	(as restated)
	December 25,	December 27,	December 28,
	2004	2003	2002

Amounts used for basic and diluted per share calculations:
Income before cumulative effect of accounting change	$38,580	$30,669	$21,300
Cumulative effect of accounting change, net of tax	—	(239)	—

Net income	$38,580	$30,430	$21,300

Weighted average number of shares outstanding — basic	30,154	29,733	28,923
Effect of dilutive securities:
Employee stock options	614	690	968

Weighted average number of shares outstanding — diluted	30,768	30,423	29,891

Basic earnings per common share:
Before cumulative effect of accounting change	$1.28	$1.03	$0.74
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.28	$1.02	$0.74

Diluted earnings per common share:
Before cumulative effect of accounting change	$1.25	$1.01	$0.71
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.25	$1.00	$0.71

      For the years ended December 25, 2004, December 27, 2003, and December 28, 2002, outstanding options for 0.5 million, 0.4 million, and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (unaudited)
      The following table presents selected quarterly financial data for the periods indicated (in thousands, including explanations below the table, except per share data):

	Fiscal 2004 — Quarters Ended

	(as restated)	(as restated)	(as restated)
	April 17,	July 10,	October 2,	December 25,

Revenues	$129,899	$105,321	$113,772	$130,147
Operating profit(1)	15,318	10,522	13,906	22,092
Net income(1)	9,494	6,475	8,568	14,043
Basic earnings per share:
Net income(1)	$0.32	$0.21	$0.28	$0.47

Diluted earnings per share:
Net income(1)	$0.31	$0.21	$0.28	$0.45

	Fiscal 2003 — Quarters Ended (as restated)

	April 19,	July 12,	October 4,	December 27,

Revenues	$100,797	$80,324	$85,913	$96,668
Operating profit(2)	12,112	9,218	11,464	17,144
Net income before cumulative effect of accounting change(2)	7,548	5,696	7,022	10,403
Cumulative effect of accounting change	(239)	—	—	—

Net income(2)	7,309	5,696	7,022	10,403
Basic earnings per share(2):
Before cumulative effect of accounting change	$0.26	$0.19	$0.23	$0.35
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.25	$0.19	$0.23	$0.35

Diluted earnings per share(2):
Before cumulative effect of accounting change	$0.25	$0.19	$0.23	$0.34
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.24	$0.19	$0.23	$0.34

(1)	As described in Note 3 to the Consolidated Financial Statements, the Company restated its consolidated statements of operations correcting the computation of straight-line rent expense and related leasehold improvement depreciation expense and the classification of landlord allowances. The effect of the restatement increased operating profit by $43, $46, and $50 for the quarters ended April 17, July 10, and October 2, respectively. The effect of the restatement increased net income by $27, $29, and $32 for the same quarters ended, respectively. The restatement did not change previously reported basic or diluted earnings per share in the Company’s first, second, or third quarters.

(2)	As described in Note 3 to the Consolidated Financial Statements, the Company restated its consolidated statements of operations correcting the computation of straight-line rent expense and related leasehold improvement depreciation expense and the classification of landlord allowances. The effect of the restatement increased operating profit by $8, $8, $8, and $10 for the quarters ended April 19, July 12, October 4, and December 27, respectively. The effect of the restatement increased net income before cumulative effect of accounting change and net income by $5, $5, $5, and $6 for the same quarters ended, respectively. The restatement did not effect basic or diluted earnings per share in any quarter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Disclosure Controls and Procedures
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
      Based on an evaluation as of December 25, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that the information required to be disclosed by the Company was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
      In coming to the conclusion that our internal control over financial reporting was effective as of December 25, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of Generally Accepted Accounting Principles, which resulted in the need to restate our previously issued financial statements as disclosed in Note 3 to the accompanying consolidated financial statements included in this Form 10-K. Management reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” Management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness due to the fact (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole, (ii) the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of any interim or annual periods, and (iii) the reason for the restatement was due to the fact that the cumulative effect of the error, if recorded in the current period, would have been material to the current quarter’s reported income statement. Furthermore, our management concluded that as of December 25, 2004 we otherwise had effective internal control over financial reporting, including controls over the application of accounting principles, and that the control deficiency that resulted in the restatement when aggregated with other deficiencies does not constitute a material weakness.
      It should be noted that while our management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 25, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of December 25, 2004, which is included in Item 8 of this Annual Report on Form  10-K and incorporated herein by reference.
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We incorporate the information under the heading “Management” in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement by reference in this Report.

Item 11.	Executive Compensation
      The information under the heading “Executive Compensation” in the Proxy Statement (but excluding the “Report of the Compensation and Stock Option Committee” on executive compensation and the “Comparison of Cumulative Total Return”) is incorporated by reference in this Report. The information under the headings “Management — Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Management — Compensation of Directors”, and “Management — Employment Arrangements with Executive Officers” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Ownership of our Common Stock” in our Proxy Statement by reference in this Report.
Securities authorized for issuance under equity compensation plans.
      The following table summarizes information about our equity compensation plans (including individual compensation arrangements) which authorize the issuance of equity securities as of December 25, 2004:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
	Outstanding Options(1)	Outstanding Options	Compensation Plans

Plan Category:
Equity Compensation Plans Approved by Security Holders(2)	3,044,802	$28.72	813,992
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,044,802	$	813,992

(1)	Number of shares is subject to adjustment for changes in capitalization such as stock splits, stock dividends and similar events.

(2)	Consists of the 2001 Employee, Director, and Consultant Stock Option Plan, 1992 Employee Stock Purchase Plan, 1992 Equity Incentive Plan, and the Formula Stock Option Plan for Independent Directors.

Item 13.	Certain Relationships and Related Transactions
      The information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated by reference in this Report.

Item 14.	Principal Accounting Fees and Services
      The information under the heading “Ratification of Choice of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in this Report.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
      The following described consolidated financial statements of the Company are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 (as restated).

Consolidated Statements of Operations for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated).

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated).

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 25, 2004, December 27, 2003 (as restated), and December 28, 2002 (as restated).

Notes to the Consolidated Financial Statements.

(a)     2. Financial Statement Schedule
      The following financial statement schedule for the Company is filed herewith:
      Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions-		Balance at
	Beginning	Charged to		End
Description	of Period	Expense	Deductions	of Period

Allowance for Doubtful Accounts:
Fiscal Year Ended December 28, 2002	$67	$51	$85	$33
Fiscal Year Ended December 27, 2003	$33	$27	$7	$53
Fiscal Year Ended December 25, 2004	$53	$12	$36	$29
Deferred Tax Valuation Allowance:
Fiscal Year Ended December 28, 2002	$4,619	$—	$851	$3,768
Fiscal Year Ended December 27, 2003	$3,768	$—	$197	$3,571
Fiscal Year Ended December 25, 2004	$3,571	$—	$3,021	$550
Self-Insurance Reserves:
Fiscal Year Ended December 28, 2002	$933	$2,750	$2,267	$1,416
Fiscal Year Ended December 27, 2003	$1,416	$4,009	$3,336	$2,089
Fiscal Year Ended December 25, 2004	$2,089	$5,962	$4,554	$3,497
(a)     3. Exhibits
      See Exhibit Index incorporated into this item by reference.

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

Ronald M. Shaich
Chairman and Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Ronald M. Shaich Ronald M. Shaich	Chairman and Chief Executive Officer	March 17, 2005

/s/ Domenic Colasacco Domenic Colasacco	Director	March 17, 2005

/s/ Fred K. Foulkes Fred K. Foulkes	Director	March 17, 2005

/s/ Larry J. Franklin Larry J. Franklin	Director	March 17, 2005

/s/ Thomas E. Lynch Thomas E. Lynch	Director	March 17, 2005

/s/ Neal J. Yanofsky Neal J. Yanofsky	Executive Vice President, Chief Administrative Officer	March 17, 2005

/s/ Mark E. Hood Mark E. Hood	Senior Vice President, Chief Financial Officer	March 17, 2005

/s/ Richard R. Isaak Richard R. Isaak	Vice President, Controller, Chief Accounting Officer	March 17, 2005

EXHIBIT INDEX

Exhibit
Number	Description

2.1.1	Stock Purchase Agreement dated August 12, 1998 by and between the Registrant, ABP Holdings, Inc. and ABP Corporation. Incorporated by reference to Exhibit 2 to the Company’s Special Report on Form 8-K filed August 21, 1998 (File No. 000-19253).
2.1.2	Amendment to Stock Purchase Agreement dated October 28, 1998 by and among the Registrant, APB Holdings, Inc. and ABP Corporation. Incorporated by reference to Exhibit 2 to the Company’s Special Report on Form 8-K filed November 6, 1998 (File No. 000-19253).
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.
4.1.1	Revolving Credit Agreement dated as of December 19, 2003 by and between Panera, LLC, as Borrower, and Bank of America, N.A., as Lender. Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.
4.1.2	First Modification to Revolving Credit Agreement dated January 26, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 17, 2004.
4.1.3	Second Modification to Revolving Credit Agreement dated March 26, 2004. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 17, 2004.
10.1	Registrant’s 1992 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.2	Registrant’s Formula Stock Option Plan for Independent Directors, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.3	Registrant’s 1992 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†
10.4	Registrant’s 2001 Employee, Director and Consultant Stock Option Plan. Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders.†
10.5	Operating Agreement for Cap City Bread, LLC dated October 7, 2001. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.
10.5.1	First Amendment to Operating Agreement for Cap City Bread, LLC dated March 5, 2002. Incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 20, 2002.
10.6.1	Employment Letter between the Registrant and Michael Nolan, dated as of July 26, 2001. Incorporated by reference to Exhibit 10.6.13 to the Company’s Quarterly Report on Form 10-Q for the period ended October 6, 2001.†
10.6.2	Employment Letter between the Registrant and Mark Hood, dated as of July 2, 2002. Incorporated by reference to Exhibit 10.6.16 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.†
10.6.3	Employment Letter between the Registrant and Mark Borland, dated as of August 2, 2002. Incorporated by reference to Exhibit 10.6.17 to the Company’s Quarterly Report on Form 10-Q for the period ended October 5, 2002.†
10.6.4	Employment Letter between the Registrant and Paul Twohig, dated as of October 29, 2002. Incorporated by reference to Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.†

Exhibit
Number	Description

10.6.5	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Paul Twohig, dated as of June 5, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†
10.6.6	Confidential and Propriety Information and Non-Competition Agreement between the Registrant and Neal Yanofsky, dated June 5, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†
10.6.7	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Neal Yanofsky, dated as of June 5, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†
10.6.8	Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003.†
10.7	Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated September 7, 2000. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
10.8	Bakery product supply agreement by and between Dawn Food Products, Inc., and Panera, LLC, dated November 1, 2002. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.
21	Registrant’s Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification by Chief Executive Officer.*
31.2	Certification by Chief Financial Officer.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

†	Management contract or compensatory plan.