Form 10-Q
period 2005-04-19
PANERA BREAD CO
filed 2005-05-27
CIK 724606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19253

Panera Bread Company

(Exact name of registrant as specified in its charter)

Delaware	04-2723701
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

6710 Clayton Road, Richmond Heights, MO	63117
(Address of principal executive offices)	(Zip code)

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

     As of May 24, 2005, 29,393,834 shares and 1,418,672 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	April 19, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27,609	$29,639
Investments in government securities	8,099	2,022
Trade accounts receivable	11,583	11,714
Other accounts receivable	5,078	5,542
Inventories	5,375	5,398
Prepaid expenses	2,043	1,658
Deferred income taxes	2,076	2,247

Total current assets	61,863	58,220
Property and equipment, net	214,382	201,725
Other assets:
Investments in government securities	35,285	26,393
Goodwill	35,652	35,327
Deposits and other	5,021	3,007

Total other assets	75,958	64,727

Total assets	$352,203	$324,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,683	$5,840
Accrued expenses	48,028	48,905
Current portion of deferred revenue	928	960

Total current liabilities	56,639	55,705
Deferred income taxes	5,902	5,647
Deferred rent	22,618	20,181
Other long-term liabilities	2,733	1,776

Total liabilities	87,892	83,309
Commitments and contingencies (Note F)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,442,205 issued and 29,333,205 outstanding in 2005; and 29,130,097 issued and 29,021,097 outstanding in 2004	3	3
Class B, 10,000,000 shares authorized; 1,448,012 issued and outstanding in 2005 and 1,451,647 in 2004	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	140,001	130,970
Retained earnings	125,207	111,290

Total stockholders’ equity	264,311	241,363

Total liabilities and stockholders’ equity	$352,203	$324,672

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
Revenues:
Bakery-cafe sales	$136,794	$97,102
Franchise royalties and fees	15,417	12,290
Fresh dough sales to franchisees	25,937	20,507

Total revenue	178,148	129,899
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	37,414	27,226
Labor	42,248	30,535
Occupancy	10,692	7,116
Other operating expenses	19,406	14,134

Total bakery-cafe expenses	109,760	79,011
Fresh dough cost of sales to franchisees	23,212	18,710
Depreciation and amortization	9,133	7,029
General and administrative expenses	13,239	9,204
Pre-opening expenses	862	626

Total costs and expenses	156,206	114,580

Operating profit	21,942	15,319
Interest expense	12	14
Other expense, net	4	352

Income before income taxes	21,926	14,953
Income taxes	8,003	5,459

Net income	$13,923	$9,494

Net income per share:
Basic	$0.45	$0.32

Diluted	$0.44	$0.31

Weighted average shares used in computation:
Basic	30,612	30,052

Diluted	31,400	30,705

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
Cash flows from operations:
Net income	$13,923	$9,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,133	7,029
Tax benefit from exercise of stock options	4,169	1,236
Deferred income taxes	426	1,752
Other	330	135
Changes in operating assets and liabilities:
Trade and other accounts receivable	595	(567)
Inventories	23	141
Prepaid expenses	(385)	10
Accounts payable	1,843	(4,028)
Accrued expenses	(487)	(1,340)
Deferred revenue	(32)	(263)
Deferred rent	2,437	1,723
Other	623	—

Net cash provided by operating activities	32,598	15,322

Cash flows from investing activities:
Additions to property and equipment	(22,140)	(21,289)
Purchase of investments	(15,001)	(24,536)
Investment maturities proceeds	—	4,300
Other	(2,343)	1,512

Net cash used in investing activities	(39,484)	(40,013)

Cash flows from financing activities:
Exercise of employee stock options	4,596	862
Proceeds from issuance of common stock	260	533
Increase in deferred financing fees	—	(40)

Net cash provided by financing activities	4,856	1,355

Net decrease in cash and cash equivalents	(2,030)	(23,336)
Cash and cash equivalents at beginning of period	29,639	42,402

Cash and cash equivalents at end of period	$27,609	$19,066

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 25, 2004.

     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, and Artisan Bread, LLC. On October 30, 2004, Cap City Bread, LLC became a wholly owned subsidiary of Artisan Bread, LLC. Prior to October 30, 2004, Artisan Bread, LLC held a majority interest in Cap City Bread, LLC, which then operated 36 bakery-cafes. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.

     As previously reported, the Company changed its fiscal week in 2005 to end on Tuesday rather than Saturday. As a result, the Company had an additional three days in the first quarter of 2005, which ended on April 19, 2005. These additional three days did not have a material impact on the Company’s financial statements.

     Certain reclassifications have been made to conform previously reported data to the current presentation.

     As previously reported, following disclosure by several restaurant companies late in calendar 2004 and in connection with performing its 2004 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable term commencing upon location opening. The Company concluded that its calculation of straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases,” which in most cases exceeds the initial non-cancelable lease term. The Company further concluded that any construction period and other rent holidays should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements at all locations to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation. The Company reflected these changes in a restatement in its Annual Report on Form 10-K for the year ended December 25, 2004.

     As a result of the restatement, bakery-cafe occupancy for the first quarter of 2004 increased by $0.4 million, bakery-cafe cost of food and paper products for the same quarter increased by $0.1 million, while depreciation and amortization for the same quarter decreased by $0.5 million; operating profit for the first quarter of 2004 increased by $0.04 million and net income for the same quarter increased by $0.03 million. The restatement did not change previously reported diluted earnings per share for the first quarter of 2004. In addition, the restatement did not impact the Company’s previously reported net cash flows, revenues or comparable bakery-cafe sales, or compliance with revolving line of credit covenants.

     The following table shows the impact of these changes on the consolidated statement of operations for the first quarter of 2004 (in thousands, except per share data):

	As Previously
Quarter Ended April 17, 2004	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Cost of food and paper products	$27,139	$87	$27,226
Occupancy	6,763	353	7,116
Total bakery-cafe expenses	78,571	440	79,011
Depreciation and amortization	7,513	(484)	7,029
Total costs and expenses	114,624	(44)	114,580
Operating profit	15,275	44	15,319
Income before income taxes	14,909	44	14,953
Income taxes	5,442	17	5,459
Net income	$9,467	$27	$9,494

Earnings per common share:
Basic	$0.32	$—	$0.32
Diluted	$0.31	$—	$0.31

NOTE B-STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the quarters ended April 19, 2005 and April 17, 2004 would have been as follows (in thousands, except per share amounts):

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
Net income, as reported	$13,923	$9,494
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,686)	(1,408)

Pro forma net income	$12,237	$8,086

Net income per share:
Basic, as reported	$0.45	$0.32
Basic, pro forma	$0.40	$0.27
Diluted, as reported	$0.44	$0.31
Diluted, pro forma	$0.40	$0.27

     The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for the full fiscal year or for future periods.

NOTE C-INVESTMENT IN GOVERNMENT SECURITIES

     Investments of $43.4 million and $28.4 million at April 19, 2005 and December 25, 2004, respectively, consist of United States Treasury notes and mortgage-backed government notes. During the first quarter of fiscal 2005, $15.0 million of investments were purchased by the Company. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from June 2005 to April 2007.

     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At April 19, 2005, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at April 19, 2005.

NOTE D-INVENTORIES

     Inventories consist of the following (in thousands):

	April 19,	December 25,
	2005	2004
Food:
Fresh dough facilities:
Raw materials	$1,506	$1,733
Finished goods	383	362
Bakery-cafes:
Finished goods	2,651	2,520
Paper goods	633	595
Retail merchandise	202	188

	$5,375	$5,398

NOTE E-ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	April 19, 2005	December 25, 2004
Compensation and employment related taxes	$12,370	$12,540
Capital expenditures	8,676	9,066
Rent	1,183	3,443
Advertising	1,566	—
Unredeemed gift cards and certificates	5,170	8,044
Insurance	6,561	3,642
Taxes, other than income tax	1,992	1,680
Income taxes	1,795	3,606
Other	8,715	6,884

	$48,028	$48,905

NOTE F-COMMITMENTS AND CONTINGENCIES

     The Company is a prime tenant or guarantor for certain operating leases of nine franchisee locations and 35 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from April 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $29.6 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

NOTE G-EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
Amounts used for basic and diluted per share calculations:
Net income	$13,923	$9,494

Weighted average number of shares outstanding — basic	30,612	30,052
Effect of dilutive securities:
Employee stock options	788	653

Weighted average number of shares outstanding — diluted	31,400	30,705

Basic earnings per common share:
Net income	$0.45	$0.32

Diluted earnings per common share:
Net income	$0.44	$0.31

     For the quarters ended April 19, 2005 and April 17, 2004, options for 0.2 million shares and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

NOTE H-BUSINESS SEGMENT INFORMATION

     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company, including the majority-owned bakery-cafes. The Company-owned bakery-cafes conduct business under the Panera Bread ® or Saint Louis Bread Co.® names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales.

     The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread® name and also of the costs to monitor the operations of these bakery-cafes. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® name.

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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
	(in thousands)
Revenues:
Company bakery-cafe operations	$136,794	$97,102
Franchise operations	15,417	12,290
Fresh dough operations	37,666	28,809
Intercompany sales eliminations	(11,729)	(8,302)

Total Revenues	$178,148	$129,899

Segment profit:
Company bakery-cafe operations	$27,034	$18,091
Franchise operations	13,650	10,651
Fresh dough operations	2,725	1,797

Total segment profit	$43,409	$30,539

Total segment profit	$43,409	$30,539
Depreciation and amortization	9,133	7,029
Unallocated general and administrative expenses	11,472	7,565
Pre-opening expenses	862	626
Interest Expense	12	14
Other expense, net	4	352

Income before income taxes	$21,926	$14,953

Depreciation and amortization:
Company bakery-cafe operations	$6,170	$4,832
Fresh dough operations	1,868	1,287
Corporate administration	1,095	910

Total depreciation and amortization	$9,133	$7,029

Capital expenditures:
Company bakery-cafe operations	$18,572	$19,093
Fresh dough operations	1,837	836
Corporate administration	1,731	1,360

Total capital expenditures	$22,140	$21,289

	April 19, 2005	December 25, 2004
	(in thousands)
Segments assets:
Company bakery-cafe operations	$211,730	$199,564
Franchise operations	1,826	1,778
Fresh dough operations	39,388	39,968

Total segment assets	$252,944	$241,310

Total segment assets	$252,944	$241,310
Unallocated trade and other accounts receivable	6,628	6,499
Unallocated property and equipment	12,885	12,291
Unallocated deposits and other	4,634	2,613
Other unallocated assets	75,112	61,959

Total assets	$352,203	$324,672

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements when required in fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include, among other things, whether the Company should adopt the requirements on a prospective or retrospective basis and which valuation model is most appropriate.

     In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. Adoption of this pronouncement does not have a significant impact on the Company’s financial statements.

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

     As previously reported, the Company changed its fiscal week in 2005 to end on Tuesday rather than Saturday. As a result, the Company had an additional three days in the first quarter of 2005, which ended on April 19, 2005. These additional three days did not have a material impact on the Company’s financial statements. The Company’s second, third, and fourth quarters, which each consist of 12 weeks, will end on July 12, 2005, October 4, 2005, and December 27, 2005, respectively. This change will allow the Company to better serve customers by shifting the weekly closing activities to a less busy day of the week. In fiscal year 2006, the Company intends to convert to a 4-5-4 fiscal calendar whereby each quarter will include 13 weeks.

     The Company includes information on Company, franchisee, and/or system-wide comparable bakery-cafe sales increases and average weekly sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company and franchise bakery-cafes, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses, and believes it is useful in assessing consumer acceptance of the Company’s brand and facilitating an understanding of financial performance as the Company’s franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.

     The Company’s revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products to our franchisees and the sales of tuna and cream cheese to certain franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.

     As previously reported, following disclosure by several restaurant companies late in calendar 2004 and in connection with performing its 2004 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable term commencing upon location opening. The Company concluded that its calculation of straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases,” which in most cases exceeds the initial non-cancelable lease term. The Company further concluded that any construction period and other rent holidays should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements at all locations to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation. The Company reflected these changes in a restatement in its Annual Report on Form 10-K for the year ended December 25, 2004. See Note A to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

     In the first quarter of 2005, the Company earned $0.44 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 6.5%, 32 new bakery-cafes opened in the first quarter, including 17 Company-owned bakery-cafes (55% more than the 11 new Company-owned bakery-cafes opened in the first quarter of 2004) and 15 franchise bakery-cafes.

     The Company expects earnings per diluted share for the second quarter of 2005 of $0.32 to $0.33, representing an increase of 52% to 57% from the second quarter of 2004. The second quarter target assumes system-wide comparable sales growth of 6.5% to 8.0%. Additionally, the Company expects system-wide average weekly sales per bakery-cafe for the quarter to be in the range of $36,300 to $37,300 and expects operating weeks to be in the range of 9,350 to 9,450. Bakery-cafe openings in the quarter are targeted at 26 (14 company and 12 franchise) compared to 32 (13 company and 19 franchise) in the second quarter of 2004.

     The Company targets third and fourth quarter earnings per diluted share of $0.33 to $0.34 and $0.47 to $0.48, respectively. These targets assume system-wide comparable bakery-cafe sales increases of 4.5% to 6.0% in the third quarter and 1.5% to 2.5% in the fourth quarter. Additionally, 56 new bakery-cafes are expected to be opened in the fourth quarter of 2005 (23 Company and 33 franchise) compared to 41 (15 Company and 26 franchise) in the fourth quarter of 2004. The Company expects the increase in comparable bakery-cafe sales will moderate in the second half of 2005 as the Company laps fourth quarter of 2004 price increase and the rollout of its Via Panera catering business. In addition, fourth quarter earnings growth is expected to be impacted by one-time marketing development expenditures, a back-loaded bakery-cafe opening schedule, and the expensing of all construction period rent.

     The Company expects full year 2005 earnings per diluted share of $1.56 to $1.59, an increase of 25% to 27% from 2004 results. This target assumes full year system-wide comparable sales growth of 4.5% to 6.0%, system-wide average weekly sales in the range of $37,000 to $38,000, and system-wide operating weeks in the range of 41,000 to 41,500. Bakery-cafe openings in 2005 are expected to be 150 to 160 (70 company and 80-90 franchise).

Forward-Looking Statements

     Matters discussed in this report and in our public disclosures, whether written or oral, including any discussion or impact, expressed or implied, on the Company’s anticipated growth in earnings, comparable bakery-cafe sales, average weekly sales, operating weeks, and bakery-cafe openings on operating results and future earnings per share, plans and objectives, or statements of the underlying assumptions of forward-looking statements, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “preliminary” and similar expressions. All forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements described in this provision. All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which we hereinafter become aware after that date. Forward-looking information expresses management’s present belief, expectations, or intentions regarding the Company’s future performance. The Company’s actual results could differ materially from those set forth in the forward-looking statements due to known and unknown risks, uncertainties, and developments and could be negatively impacted by a number of factors. These factors include but are not limited to the following: the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company; variations in the number and timing of bakery-cafe openings; the ability by the Company and franchisees to operate additional bakery-cafes profitably; public acceptance of new bakery-cafes and new markets; competition; national and regional weather conditions; changes in restaurant operating costs, particularly market changes, food and labor costs, and inflation; changes in consumer nutritional habits; consumer reaction to pricing or menu ingredient changes; changes in costs of new bakery-cafe openings; the actual cost of market research and other factors that may affect retailers in general. For all of these reasons, our forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 25, 2004.

Results of Operations

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the quarter ended
		(as restated)
	April 19, 2005	April 17, 2004
Revenues:
Bakery-cafe sales	76.7%	74.7%
Franchise royalties and fees	8.7	9.5
Fresh dough sales to franchisees	14.6	15.8

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	27.4%	28.0%
Labor	30.9	31.4
Occupancy	7.8	7.3
Other operating expenses	14.2	14.6

Total bakery-cafe expenses	80.2	81.4
Fresh dough cost of sales to franchisees (2)	89.5	91.2
Depreciation and amortization	5.1	5.4
General and administrative expenses	7.4	7.1
Pre-opening expenses	0.5	0.5

Total costs and expenses	87.7	88.2

Operating profit	12.3	11.8
Interest expense	—	—
Other expense, net	—	0.3

Income before income taxes	12.3	11.5
Income taxes	4.5	4.2

Net income	7.8%	7.3%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the quarter ended
	April 19, 2005	April 17, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	226	173
Bakery-cafes opened	17	11

End of period	243	184

Franchise operated:
Beginning of period	515	429
Bakery-cafes opened	15	25
Bakery-cafes closed	—	(1)

End of period	530	453

System-wide:
Beginning of period	741	602
Bakery-cafes opened	32	36
Bakery-cafes closed	—	(1)

End of period	773	637

     Increases in comparable bakery-cafe sales for the quarters ended April 19, 2005 and April 17, 2004 were as follows:

	For the quarter ended
	April 19, 2005	April 17, 2004
Company-owned	7.1%	2.4%
Franchised	6.2%	1.5%
System-wide	6.5%	1.8%

     Comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 months.

     Comparable sales for the quarter ended April 19, 2005 increased at a higher rate than comparable sales for the quarter ended April 17, 2004 as a result of increased sales of products from our new antibiotic-free chicken, sales from the Company’s “Via Panera” catering business which began in 2004, sales from strengthened new product development in 2004, including lower carb breads, and price increases.

Revenues

     Total revenues for the quarter ended April 19, 2005 increased 37.1% to $178.1 million compared to $129.9 million for the quarter ended April 17, 2004. The growth in total revenue for the quarter ended April 19, 2005, compared to the same period in the prior year, is primarily due to the opening of 139 new bakery-cafes since the end of the first quarter of 2004 and the increase in system-wide comparable bakery-cafe sales of 6.5%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the quarters ended April 19, 2005 and April 17, 2004 are as follows:

	For the quarter ended
	April 19, 2005	April 17, 2004
System-wide average weekly sales	$36,815	$35,135
System-wide number of operating weeks	12,065	9,835

     Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year over year growth reflects all sales, whereas comparable bakery-cafe sales reflects only sales for those bakery-cafes that have been open for more than 18 months. In addition, as described above, the Company had an additional three days in the first quarter of 2005 as compared to the first quarter of 2004 as a result of changing its fiscal week in 2005 to end on Tuesday rather than Saturday. Average weekly sales and comparable bakery-cafe sales exclude these three additional days in the first quarter of 2005 for comparative purposes.

     Bakery-cafe sales for the quarter ended April 19, 2005 for the Company increased 40.9% to $136.8 million from $97.1 million for the quarter ended April 17, 2004. Company bakery-cafe sales as a percentage of total revenue increased by 2.0 percentage points for the quarter ended April 19, 2005 as compared to the same period in the prior year, and fresh dough sales to franchisees as a percentage of total revenue decreased by 1.2 percentage points for the quarter ended April 19, 2005 as compared to the same period in the prior year, primarily as a result of the increase in the number of Company bakery-cafe openings. The increase in bakery-cafe sales is primarily due to the opening of 60 new Company-owned bakery-cafes since the end of the first quarter of 2004 and the 7.1% increase in comparable Company-owned bakery-cafe sales. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the quarters ended April 19, 2005 and April 17, 2004 are as follows:

	For the quarter ended
	April 19, 2005	April 17, 2004
Company-owned average weekly sales	$35,914	$34,450
Company-owned number of operating weeks	3,713	2,819

     Franchise royalties and fees rose 25.2% for the quarter ended April 19, 2005 to $15.4 million from $12.3 million for the quarter ended April 17, 2004. The components of franchise royalties and fees are as follows (in thousands):

	For the quarter ended
	April 19, 2005	April 17, 2004
Franchise royalties	$14,872	$11,530
Franchise fees	545	760

Total	$15,417	$12,290

     The increase in royalty revenue can be attributed primarily to the addition of 79 franchised bakery-cafes opened since April 17, 2004 and the 6.2% increase in comparable franchise-operated bakery-cafe sales. The average weekly sales per franchise-operated bakery-cafe and the number of operating weeks for the quarters ended April 19, 2005 and April 17, 2004 are as follows:

	For the quarter ended
	April 19, 2005	April 17, 2004
Franchisee average weekly sales	$37,215	$35,411
Franchisee number of operating weeks	8,352	7,016

     As of April 19, 2005, the total backlog of active additional franchise commitments was 411 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. In 2005, the Company expects to open 80 to 90 new franchise bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.

     Fresh dough sales to franchisees increased 26.3% to $25.9 million for the quarter ended April 19, 2005 from $20.5 million for the quarter ended April 17, 2004. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.

Costs and Expenses

     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 27.4% of bakery-cafe sales for the quarter ended April 19, 2005 compared to 28.0% (as restated) of bakery-cafe sales for the quarter ended April 17, 2004. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the leverage on food costs related to the 3.5% of retail price increase taken since the end of the first quarter of 2004, partially offset by the increased cost of natural chicken. Fresh dough facility leverage and other commodity costs also contributed to the decrease. Fuel costs, which averaged $2.26 per gallon, a 21% increase compared to the first quarter of 2004, increased distribution costs within the fresh dough facility operations. For the quarter ended April 19, 2005, there was an average of 45.2 bakery-cafes per fresh dough facility compared to an average of 36.0 for the quarter ended April 17, 2004.

     Labor expense was $42.2 million, or 30.9% of bakery-cafe sales, for the quarter ended April 19, 2005 compared to $30.5 million, or 31.4% of bakery-cafe sales, of labor expense for the quarter ended April 17, 2004. This decrease in labor expense as a percentage of total revenue is primarily due to the leveraging of labor costs as sales grew at a greater rate than our labor costs partially offset by higher store level bonuses.

     Occupancy cost was $10.7 million, or 7.8% of bakery-cafe sales, for the quarter ended April 19, 2005 compared to $7.1 million (as restated), or 7.3% (as restated) of bakery-cafe sales, of occupancy cost for the quarter ended April 17, 2004. The increase in occupancy cost as a percentage of bakery-cafe sales for the quarter ended April 19, 2005 is primarily due to increased store opening levels in 2005 compared to 2004 resulting in higher expenses associated with construction period rent.

     Other bakery-cafe operating expenses were $19.4 million, or 14.2% of bakery-cafe sales, for the quarter ended April 19, 2005 compared to $14.1 million, or 14.6% of bakery-cafe sales, for the quarter ended April 17, 2004. The decrease in other bakery-cafe operating expenses for the quarter ended April 19, 2005 is primarily due to the leveraging of these costs over higher sales volumes partially offset by higher utility costs relating to fuel.

     For the quarter ended April 19, 2005, fresh dough cost of sales to franchisees was $23.2 million, or 89.5% of fresh dough sales to franchisees, compared to $18.7 million, or 91.2% of fresh dough sales to franchisees, for the quarter ended April 17, 2004. The decrease in the fresh dough cost of sales rate in fiscal 2005 is primarily due to lower ingredient costs. Butter costs in the first quarter of 2005 averaged $1.64 per pound compared to $1.84 per pound in the first quarter of 2004.

     Depreciation and amortization was $9.1 million, or 5.1% of total revenue, for the quarter ended April 19, 2005 compared to $7.0 million (as restated), or 5.4% (as restated) of total revenue, for the quarter ended April 17, 2004. The increase of $2.1 million from the first quarter of 2004 to the first quarter of 2005 was primarily due to the increase in number of Company-owned bakery cafes. The decrease in depreciation and amortization as a percentage of total revenue for the quarter ended April 19, 2005 is primarily due to the leveraging of these costs over higher sales volumes.

     General and administrative expenses were $13.2 million, or 7.4% of total revenue, and $9.2 million, or 7.1% of total revenue, for the quarter ended April 19, 2005 and April 17, 2004, respectively. The increase in general and administrative expenses as a percentage of total revenue for the quarter ended April 19, 2005 is primarily the result of increased incentive compensation and professional service fees partially offset by improved leveraging of these costs over higher revenue volumes.

     Pre-opening expenses, which consist primarily of labor costs and food costs, of $0.9 million, or 0.5% of total revenue, for the quarter ended April 19, 2005, were comparable to the $0.6 million, or 0.5% of total revenue, of pre-opening expenses for the quarter ended April 17, 2004.

Operating Profit

     Operating profit for the quarter ended April 19, 2005 increased to $21.9 million, or 12.3% of total revenue, from $15.3 million (as restated), or 11.8% (as restated) of total revenue, for the quarter ended April 17, 2004. Operating profit as a percentage of total revenues for the quarter ended April 19, 2005 increased as a result of the factors described above.

Income Taxes

     The provision for income taxes increased to $8.0 million for the quarter ended April 19, 2005 compared to $5.5 million (as restated) for the quarter ended April 17, 2004. The tax provision for the quarters ended April 19, 2005 and April 17, 2004 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Net Income

     Net income for the quarter ended April 19, 2005 increased to $13.9 million, or $0.44 per diluted share, compared to net income of $9.5 million (as restated), or $0.31 per diluted share (as restated), for the quarter ended April 17, 2004. The increase in net income for the quarter ended April 19, 2005 is consistent with the factors described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $27.6 million at April 19, 2005 compared to $29.6 million at December 25, 2004. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems. For the quarter ended April 19, 2005, the Company met its requirements for capital with cash from operating activities.

     As of April 19, 2005 and December 25, 2004, the Company had investments of $43.4 million and $28.4 million, respectively, in United States Treasury Notes and Mortgage Backed Government Notes. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of April 19, 2005, all investments were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at April 19, 2005.

     Funds provided by operating activities for the quarter ended April 19, 2005 were $32.6 million compared to $15.3 million (as restated) for the quarter ended April 17, 2004. Funds provided by operating activities in 2005 primarily resulted from net income, depreciation and amortization, and tax benefit from exercise of stock options.

     Total capital expenditures of $22.1 million for the quarter ended April 19, 2005 were primarily related to the opening of 17 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2005, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the quarter ended April 17, 2004 were $21.3 million (as restated), related primarily to the opening of 11 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2004, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures were funded primarily by cash generated from operating activities.

     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 3.5% to 4.3% at April 19, 2005). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of April 19, 2005, the Company was in compliance with all financial ratios and covenants. At April 19, 2005, the Company had $9.8 million available under the revolver with $0.2 million utilized by an outstanding letter of credit. The Company has not borrowed under its revolver for over three years.

     Financing activities provided $4.9 million for the quarter ended April 19, 2005, which included $4.6 million from the exercise of stock options and $0.3 million from the issuance of common stock under employee benefit plans. The financing activities for the quarter ended April 17, 2004 provided $1.4 million, which included $0.9 million from the exercise of stock options and $0.5 million from the issuance of common stock under employee benefit plans.

     The Company had working capital of $5.2 million at April 19, 2005 and $2.5 million at December 25, 2004. The increase in working capital from December 25, 2004 to April 19, 2005 resulted primarily from a $6.1 million increase in short term investments partially offset by a $2.0 million decrease in cash and cash equivalents and a $1.8 million increase in accounts payable. The Company also increased its long-term investments by $8.9 million from December 25, 2004 to April 19, 2005. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow and cash from the exercise of employee stock options.

     The Company anticipates total capital expenditures for fiscal year 2005 of approximately $95 to $100 million principally for the opening of 70 new Company-owned bakery-cafes, the costs incurred on early 2006 openings, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities, and corporate infrastructure. The Company expects new bakery-cafes in 2005 will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $950,000. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolver.

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

Critical Accounting Policies & Estimates

     There were no material changes in the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies & Estimates” section of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

Other Commitments

     The Company is obligated under non-cancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms for its trucks are generally for five to seven years. Lease terms for its bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. In addition, the Company is a prime tenant or guarantor for certain operating leases of nine franchisee locations and 35 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from April 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $29.6 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements when required in fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include, among other things, whether the Company should adopt the requirements on a prospective or retrospective basis and which valuation model is most appropriate.

     In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. Adoption of this pronouncement does not have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of April 19, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 19, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

10.1	Summary of Fiscal 2005 Salaries and Target Bonuses for the Named Executive Officers of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

10.2	Directors’ Compensation Summary Sheet. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panera Bread Company (REGISTRANT)

Dated: May 27, 2005	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated: May 27, 2005	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky
Executive Vice President, Chief Administrative Officer

Dated: May 27, 2005	By:	/s/ Mark E. Hood

Mark E. Hood
Senior Vice President, Chief Financial Officer

Dated: May 27, 2005	By:	/s/ Richard R. Isaak

Richard R. Isaak
Vice President, Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

10.1	Summary of Fiscal 2005 Salaries and Target Bonuses for the Named Executive Officers of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

10.2	Directors’ Compensation Summary Sheet. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer