Form 10-Q
period 2005-07-12
PANERA BREAD CO
filed 2005-08-18
CIK 724606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of August 15, 2005, 29,552,064 shares and 1,415,342 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	July 12, 2005	December 25, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,410	$29,639
Investments in government securities	17,951	2,022
Trade accounts receivable	11,114	11,714
Other accounts receivable	5,086	5,542
Inventories	5,660	5,398
Prepaid expenses	3,446	1,658
Deferred income taxes	4,023	2,247

Total current assets	83,690	58,220
Property and equipment, net	223,251	201,725
Other assets:
Investments in government securities	30,131	26,393
Goodwill	35,421	35,327
Deposits and other	4,769	3,007

Total other assets	70,321	64,727

Total assets	$377,262	$324,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,749	$5,840
Accrued expenses	54,438	48,905
Current portion of deferred revenue	650	960

Total current liabilities	63,837	55,705
Deferred income taxes	6,274	5,647
Deferred rent	23,083	20,181
Other long-term liabilities	2,783	1,776

Total liabilities	95,977	83,309
Commitments and contingencies (Note F)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,660,564 issued and 29,551,564 outstanding in 2005; and 29,130,097 issued and 29,021,097 outstanding in 2004	3	3
Class B, 10,000,000 shares authorized; 1,415,342 issued and outstanding in 2005 and 1,451,647 in 2004	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	146,540	130,970
Retained earnings	135,642	111,290

Total stockholders’ equity	281,285	241,363

Total liabilities and stockholders’ equity	$377,262	$324,672

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the twelve weeks ended		For the twenty-eight weeks ended
		(as restated)		(as restated)
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Revenues:
Bakery-cafe sales	$109,112	$79,311	$245,906	$176,413
Franchise royalties and fees	12,109	9,946	27,526	22,237
Fresh dough sales to franchisees	18,951	16,064	44,888	36,571

Total revenue	140,172	105,321	318,320	235,221
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	32,157	22,755	69,571	49,981
Labor	33,273	24,532	75,521	55,067
Occupancy	8,272	5,910	18,964	13,026
Other operating expenses	15,523	12,292	34,929	26,426

Total bakery-cafe expenses	89,225	65,489	198,985	144,500
Fresh dough cost of sales to franchisees	16,179	14,686	39,391	33,396
Depreciation and amortization	7,401	5,600	16,534	12,629
General and administrative expenses	10,557	8,245	23,796	17,450
Pre-opening expenses	535	779	1,397	1,406

Total costs and expenses	123,897	94,799	280,103	209,381

Operating profit	16,275	10,522	38,217	25,840
Interest expense	16	1	28	15
Other (income) expense, net	(165)	324	(161)	675

Income before income taxes	16,424	10,197	38,350	25,150
Income taxes	5,995	3,722	13,998	9,181

Net income	$10,429	$6,475	$24,352	$15,969

Net income per share:
Basic	$0.34	$0.21	$0.79	$0.53

Diluted	$0.33	$0.21	$0.77	$0.52

Weighted average shares used in computation:
Basic	30,871	30,174	30,726	30,135

Diluted	31,689	30,771	31,531	30,727

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the twenty-eight weeks ended
		(as restated)
	July 12, 2005	July 10, 2004
Cash flows from operations:
Net income	$24,352	$15,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,534	12,629
Tax benefit from exercise of stock options	7,110	1,699
Deferred income taxes	(1,149)	3,041
Other	378	265
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,056	(1,194)
Inventories	(262)	(416)
Prepaid expenses	(1,788)	(1,288)
Accounts payable	2,909	(4,983)
Accrued expenses	4,884	(2,025)
Deferred revenue	(310)	(485)
Deferred rent	2,902	2,383
Other	598	—

Net cash provided by operating activities	57,214	25,595

Cash flows from investing activities:
Additions to property and equipment	(37,314)	(35,061)
Purchase of investments	(20,025)	(28,792)
Investment maturities proceeds	300	4,300
Other	(1,864)	1,577

Net cash used in investing activities	(58,903)	(57,976)

Cash flows from financing activities:
Exercise of employee stock options	7,934	1,154
Proceeds from issuance of common stock	526	535
Increase in deferred financing fees	—	(40)
Investments by minority interest owners	—	643

Net cash provided by financing activities	8,460	2,292

Net increase (decrease) in cash and cash equivalents	6,771	(30,089)
Cash and cash equivalents at beginning of period	29,639	42,402

Cash and cash equivalents at end of period	$36,410	$12,313

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
     As previously reported, the Company changed its fiscal week in the first quarter of 2005 to end on Tuesday rather than Saturday. As a result, the Company had an additional three days in the first quarter of 2005, which ended on April 19, 2005. These additional three days did not have a material impact on the Company’s financial statements. The Company’s second, third, and fourth quarters of 2005, which each consist of 12 weeks, end on July 12, 2005, October 4, 2005, and December 27, 2005, respectively.
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
     As a result of the restatement, bakery-cafe occupancy expenses for the twelve and twenty-eight weeks ended July 10, 2004 increased by $0.4 million and $0.7 million, respectively, bakery-cafe cost of food and paper products for the same periods increased by $0.1 million and $0.2 million respectively, while depreciation and amortization for the same periods decreased by $0.5 million and $1.0 million, respectively; operating profit for the twelve and twenty-eight weeks ended July 10, 2004 increased by $0.05 million and $0.1 million, respectively, and net income for the same periods increased by $0.03 million and $0.1 million, respectively. The restatement did not change previously reported diluted earnings per share for the twelve or twenty-eight weeks ended July 10, 2004. In addition, the restatement did not impact the Company’s previously reported net cash flows, revenues, or comparable bakery-cafe sales, or compliance with revolving line of credit covenants.

     The following table shows the impact of these changes on the consolidated statement of operations for the twelve and twenty-eight weeks ended July 10, 2004 (in thousands, except per share data):

	As Previously
Twelve Weeks Ended July 10, 2004	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Cost of food and paper products	$22,661	$94	$22,755
Occupancy	5,531	379	5,910
Total bakery-cafe expenses	65,016	473	65,489
Depreciation and amortization	6,119	(519)	5,600
Total costs and expenses	94,845	(46)	94,799
Operating profit	10,476	46	10,522
Income before income taxes	10,151	46	10,197
Income taxes	3,705	17	3,722
Net income	$6,446	$29	$6,475

Earnings per common share:
Basic	$0.21	$—	$0.21
Diluted	$0.21	$—	$0.21

Twenty-Eight Weeks Ended July 10, 2004
Consolidated Statement of Operations
Cost of food and paper products	$49,800	$181	$49,981
Occupancy	12,294	732	13,026
Total bakery-cafe expenses	143,587	913	144,500
Depreciation and amortization	13,632	(1,003)	12,629
Total costs and expenses	209,471	(90)	209,381
Operating profit	25,750	90	25,840
Income before income taxes	25,060	90	25,150
Income taxes	9,147	34	9,181
Net income	$15,913	$56	$15,969

Earnings per common share:
Basic	$0.53	$—	$0.53
Diluted	$0.52	$—	$0.52
NOTE B-STOCK-BASED COMPENSATION
     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the twenty-eight weeks ended
		(as restated)		(as restated)
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Net income, as reported	$10,429	$6,475	$24,352	$15,969
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,255)	(1,024)	(2,942)	(2,432)

Pro forma net income	$9,174	$5,451	$21,410	$13,537

Net income per share:
Basic, as reported	$0.34	$0.21	$0.79	$0.53
Basic, pro forma	$0.30	$0.18	$0.70	$0.45
Diluted, as reported	$0.33	$0.21	$0.77	$0.52
Diluted, pro forma	$0.30	$0.18	$0.70	$0.45
     The effects of applying SFAS 123 in this pro-forma disclosure may not be representative of the effects on reported net income for the full fiscal year or for future periods.
NOTE C-INVESTMENT IN GOVERNMENT SECURITIES
     Investments of $48.1 million and $28.4 million at July 12, 2005 and December 25, 2004, respectively, consist of United States treasury notes and government agency securities. During the first two quarters of fiscal 2005, $20.0 million of investments were purchased by the Company and $0.3 million matured. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from August 2005 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At July 12, 2005, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at July 12, 2005.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	July 12,	December 25,
	2005	2004
Food:
Fresh dough facilities:
Raw materials	$1,489	$1,733
Finished goods	335	362
Bakery-cafes:
Finished goods	2,959	2,520
Paper goods	678	595
Retail merchandise	199	188

	$5,660	$5,398

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	July 12, 2005	December 25, 2004
Compensation and employment related taxes	$15,879	$12,540
Capital expenditures	9,715	9,066
Rent	1,728	3,443
Advertising	2,207	—
Unredeemed gift cards and certificates	5,286	8,044
Insurance	7,485	3,642
Taxes, other than income tax	2,058	1,680
Income taxes	2,167	3,606
Other	7,913	6,884

	$54,438	$48,905

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is a prime tenant or guarantor for certain operating leases of nine franchisee locations and 33 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $28.0 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.
NOTE G-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended
		(as restated)		(as restated)
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Amounts used for basic and diluted per share calculations:
Net income	$10,429	$6,475	$24,352	$15,969

Weighted average number of shares outstanding — basic	30,871	30,174	30,726	30,135
Effect of dilutive securities:
Employee stock options	818	597	805	592

Weighted average number of shares outstanding — diluted	31,689	30,771	31,531	30,727

Basic earnings per common share:
Net income	$0.34	$0.21	$0.79	$0.53

Diluted earnings per common share:
Net income	$0.33	$0.21	$0.77	$0.52

     For the twelve weeks ended July 12, 2005 and July 10, 2004, options for 0.1 million shares and 0.4 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the twenty-eight weeks ended July 12, 2005 and July 10, 2004, options for 0.1 million shares and 0.4 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE H-BUSINESS SEGMENT INFORMATION
     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread ® or Saint Louis Bread Co.® names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as Via Panera catering.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the twelve weeks ended		For the twenty-eight weeks ended
		(as restated)		(as restated)
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
	(in thousands)		(in thousands)
Revenues:
Company bakery-cafe operations	$109,112	$79,311	$245,906	$176,413
Franchise operations	12,109	9,946	27,526	22,237
Fresh dough operations	28,088	22,758	65,754	51,567
Intercompany sales eliminations	(9,137)	(6,694)	(20,866)	(14,996)

Total Revenues	$140,172	$105,321	$318,320	$235,221

Segment profit:
Company bakery-cafe operations	$19,887	$13,822	$46,921	$31,913
Franchise operations	10,688	8,564	24,338	19,215
Fresh dough operations	2,772	1,378	5,497	3,175

Total segment profit	$33,347	$23,764	$76,756	$54,303

Total segment profit	$33,347	$23,764	$76,756	$54,303
Depreciation and amortization	7,401	5,600	16,534	12,629
Unallocated general and administrative expenses	9,136	6,863	20,608	14,428
Pre-opening expenses	535	779	1,397	1,406
Interest Expense	16	1	28	15
Other (income) expense, net	(165)	324	(161)	675

Income before income taxes	$16,424	$10,197	$38,350	$25,150

Depreciation and amortization:
Company bakery-cafe operations	$5,298	$3,931	$11,468	$8,763
Fresh dough operations	1,322	956	3,190	2,243
Corporate administration	781	713	1,876	1,623

Total depreciation and amortization	$7,401	$5,600	$16,534	$12,629

Capital expenditures:
Company bakery-cafe operations	$12,639	$11,294	$31,210	$30,387
Fresh dough operations	1,336	1,619	3,174	2,455
Corporate administration	1,199	859	2,930	2,219

Total capital expenditures	$15,174	$13,772	$37,314	$35,061

	July 12, 2005	December 25, 2004
	(in thousands)
Segments assets:
Company bakery-cafe operations	$221,510	$199,564
Franchise operations	1,538	1,778
Fresh dough operations	38,973	39,968

Total segment assets	$262,021	$241,310

Total segment assets	$262,021	$241,310
Unallocated trade and other accounts receivable	6,666	6,499
Unallocated property and equipment	12,227	12,291
Unallocated deposits and other	4,387	2,613
Other unallocated assets	91,961	61,959

Total assets	$377,262	$324,672

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
     As previously reported, the Company changed its fiscal week in the first quarter of 2005 to end on Tuesday rather than Saturday. As a result, the Company had an additional three days in the first quarter of 2005, which ended on April 19, 2005. These additional three days did not have a material impact on the Company’s financial statements. The Company’s second, third, and fourth quarters of 2005, which each consist of 12 weeks, end on July 12, 2005, October 4, 2005, and December 27, 2005, respectively. This change will allow the Company to better serve customers by shifting the weekly closing activities to a less busy day of the week. In fiscal year 2006, the Company intends to convert to a 4-5-4 fiscal calendar whereby each quarter will include 13 weeks.
     The Company includes in this report information on Company, franchisee, and/or system-wide comparable bakery-cafe sales increases and average weekly sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company and franchise bakery-cafes, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses, and believes it is useful in assessing consumer acceptance of the Company’s brand and facilitating an understanding of financial performance as the Company’s franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.
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
     In the second quarter of 2005, the Company earned $0.33 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 9.3% and 24 new bakery-cafes opened in the second quarter, including 13 Company-owned bakery-cafes and 11 franchise bakery-cafes.
     The Company expects earnings per diluted share for the third quarter of 2005 of $0.34 to $0.35. The third quarter target assumes system-wide comparable sales growth of 6.5% to 8.0%. Additionally, the Company expects system-wide average weekly sales per bakery-cafe for the third quarter to be in the range of $37,100 to $38,100 and expects operating weeks to be in the range of 9,700 to 9,750. Bakery-cafe openings in the third quarter are targeted at 28 (9 company and 19 franchise) compared to 34 (15 company and 19 franchise) in the third quarter of 2004.
     The Company targets fourth quarter 2005 earnings per diluted share of $0.46 to $0.47. This target assumes system-wide comparable bakery-cafe sales increase of 2.5% to 4.0% in the fourth quarter. The Company expects the increase in comparable bakery-cafe sales will moderate in the second half of 2005 as the Company laps fourth quarter of 2004 price increase and the rollout of its Via Panera catering business. Bakery-cafe openings in the fourth quarter are expected to be significantly higher, and to occur later in the fourth quarter in 2005, compared to 2004, resulting in increased costs in the fourth quarter. The shift in store openings will pressure operating margins due to the impact of opening inefficiencies (costs), as Company bakery-cafe openings are now expected to be 31 in the fourth quarter of 2005 compared to 15 in the fourth quarter of 2004. In addition, fourth quarter earnings growth is expected to be impacted by one-time marketing development expenditures.
     The Company expects full year 2005 earnings per diluted share of $1.57 to $1.59, an increase of 26% to 27% from 2004 results. This target assumes full year system-wide comparable sales growth of 6.2% to 7.8%, system-wide average weekly sales in the range of $37,300 to $38,300, and system-wide operating weeks in the range of 41,300 to 41,400. Bakery-cafe openings in 2005 are expected to be 150 to 160 (70 company and 80-90 franchise).
Forward-Looking Statements
     The matters discussed in this Form 10-Q and in our public disclosures, whether written or oral, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are based on management’s current expectations, beliefs and intentions that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These forward-looking statements may include, but are not limited to, any discussion or impact, expressed or implied, on the Company’s anticipated growth in earnings, comparable bakery-cafe sales, average weekly sales, operating weeks, capital expenditures, and bakery-cafe openings on operating results and future earnings per share, plans and objectives, or statements of the underlying assumptions of forward-looking statements. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipates”, “preliminary” and similar expressions. All forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements described in this provision. All forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which it hereinafter becomes aware after that date.
     The Company believes that it is important to communicate future expectations to investors. However, there are events in the future that the Company is not able to accurately predict or control. Although the Company believes that expectations are based on reasonable assumptions, actual results may differ materially from the expectations described in the Company’s forward-looking statements due to known and unknown risks, uncertainties, and developments and could be negatively impacted by a number of factors.
     These factors include but are not limited to the following:
•	changes in the costs of development and the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company;

•	greater than anticipated delays in bakery-cafe openings and other variations in the number and timing of bakery-cafe openings;

•	the ability by the Company and franchisees to operate additional bakery-cafes profitably;

•	public acceptance of new bakery-cafes and new markets;

•	competition;

•	risks to the Company’s ability to protect its intellectual property, trade secrets and other confidential and proprietary information and know-how;

•	national and regional weather conditions;

•	changes in restaurant operating costs, particularly market changes, food and labor costs, equipment, software system and installation costs, insurance costs and inflation;

•	shortages and delays in the delivery of fresh produce, and other food supplies meeting the Company’s specifications by third party vendors and products from the Company’s fresh dough facilities;

•	changes in consumer nutritional habits;

•	consumer reaction to pricing or menu ingredient changes;

•	changes in costs of new bakery-cafe openings;

•	the actual cost of market research and other factors that may affect retailers in general; and,

•	the costs of compliance with federal, state and local government regulation.
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

Results of Operations
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the twenty-eight weeks ended
		(as restated)		(as restated)
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Revenues:
Bakery-cafe sales	77.9%	75.3%	77.3%	75.0%
Franchise royalties and fees	8.6	9.4	8.6	9.5
Fresh dough sales to franchisees	13.5	15.3	14.1	15.5

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.5%	28.7%	28.3%	28.3%
Labor	30.5	30.9	30.7	31.2
Occupancy	7.6	7.5	7.7	7.4
Other operating expenses	14.2	15.5	14.2	15.0

Total bakery-cafe expenses	81.8	82.6	80.9	81.9
Fresh dough cost of sales to franchisees (2)	85.4	91.4	87.8	91.3
Depreciation and amortization	5.3	5.3	5.2	5.4
General and administrative expenses	7.5	7.8	7.5	7.4
Pre-opening expenses	0.4	0.7	0.4	0.6

Total costs and expenses	88.4	90.0	88.0	89.0

Operating profit	11.6	10.0	12.0	11.0
Interest expense	—	—	—	—
Other (income) expense, net	(0.1)	0.3	(0.1)	0.3

Income before income taxes	11.7	9.7	12.0	10.7
Income taxes	4.3	3.5	4.4	3.9

Net income	7.4%	6.1%	7.7%	6.8%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	243	184	226	173
Bakery-cafes opened	13	13	30	24
Bakery-cafes closed	(1)	—	(1)	—

End of period	255	197	255	197

Franchise operated:
Beginning of period	530	453	515	429
Bakery-cafes opened	11	19	26	44
Bakery-cafes closed	(1)	—	(1)	(1)

End of period	540	472	540	472

System-wide:
Beginning of period	773	637	741	602
Bakery-cafes opened	24	32	56	68
Bakery-cafes closed	(2)	—	(2)	(1)

End of period	795	669	795	669

     Increases in comparable bakery-cafe sales for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 were as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Company-owned	7.9%	2.3%	7.5%	2.4%
Franchised	9.9%	1.8%	7.9%	1.6%
System-wide	9.3%	1.9%	7.7%	1.8%
     Comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 months.
     Comparable sales for the twelve and twenty-eight weeks ended July 12, 2005 increased at a higher rate than comparable sales for the twelve and twenty-eight weeks ended July 10, 2004 as a result of increased sales of products from our new antibiotic-free chicken, sales from the Company’s “Via Panera” catering business which began in 2004, sales from strengthened new product development, including our egg souffle product which began in the second quarter of 2005, and price increases.
Revenues
     Total revenues for the twelve weeks ended July 12, 2005 increased 33.1% to $140.2 million compared to $105.3 million for the twelve weeks ended July 10, 2004. For the twenty-eight weeks ended July 12, 2005, total revenues increased 35.3% to $318.3 million compared to $235.2 million for the twenty-eight weeks ended July 10, 2004. The growth in total revenue for the twelve and twenty-eight weeks ended July 12, 2005, compared to the same periods in the prior year, is primarily due to the opening of 131 new bakery-cafes since the end of the second quarter of 2004 and the increase in system-wide comparable bakery-cafe sales for the twenty-eight weeks ended July 12, 2005 of 7.7%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
System-wide average weekly sales	$37,754	$35,117	$37,226	$35,127
System-wide number of operating weeks	9,382	7,792	21,447	17,627
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
     Bakery-cafe sales for the twelve weeks ended July 12, 2005 for the Company increased 37.6% to $109.1 million from $79.3 million for the twelve weeks ended July 10, 2004. Company bakery-cafe sales as a percentage of total revenue increased by 2.6 and 2.3 percentage points for the twelve and twenty-eight weeks ended July 12, 2005, respectively, as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.8 and 1.4 percentage points for the twelve and twenty-eight weeks ended July 12, 2005, respectively, as compared to the same period in the prior year, primarily as a result of the increase in the number of Company bakery-cafe openings. For the twenty-eight weeks ended July 12, 2005, bakery-cafe sales increased 39.4% to $245.9 million from $176.4 million. The increase in bakery-cafe sales is primarily due to the opening of 60 new Company-owned bakery-cafes since the end of the second quarter of 2004 and the 7.5% increase in comparable Company-owned bakery-cafe sales for the twenty-eight weeks ended July 12, 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Company-owned average weekly sales	$36,724	$35,151	$36,274	$34,762
Company-owned number of operating weeks	2,971	2,256	6,684	5,075
     Franchise royalties and fees rose 22.2% for the twelve weeks ended July 12, 2005 to $12.1 million from $9.9 million for the twelve weeks ended July 10, 2004. For the twenty-eight weeks ended July 12, 2005, franchise royalties and fees increased 23.9% to $27.5 million compared to $22.2 million for the twenty-eight weeks ended July 10, 2004. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Franchise royalties	$11,584	$9,206	$26,456	$20,737
Franchise fees	525	740	1,070	1,500

Total	$12,109	$9,946	$27,526	$22,237

     The increase in royalty revenue can be attributed primarily to the addition of 71 franchised bakery-cafes opened since the end of the second quarter of 2004 and the 7.9% increase in comparable franchise-operated bakery-cafe sales for the twenty-eight weeks ended July 12, 2005. The average weekly sales per franchise-operated bakery-cafe and the number of operating weeks for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 are as follows:

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 12, 2005	July 10, 2004	July 12, 2005	July 10, 2004
Franchisee average weekly sales	$38,231	$35,103	$37,656	$35,275
Franchisee number of operating weeks	6,411	5,536	14,763	12,552
     As of July 12, 2005, the total backlog of additional franchise commitments was 424 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. In 2005, the Company expects to open 80 to 90 new franchise bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.
     Fresh dough sales to franchisees increased 18.0% to $19.0 million for the twelve weeks ended July 12, 2005 from $16.1 million for the twelve weeks ended July 10, 2004. For the twenty-eight weeks ended July 12, 2005, fresh dough sales to franchisees increased 22.7% to $44.9 million compared to $36.6 million for the twenty-eight weeks ended July 10, 2004. The increase was primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 29.5% of bakery-cafe sales for the twelve weeks ended July 12, 2005 compared to 28.7% (as restated) of bakery-cafe sales for the twelve weeks ended July 10, 2004. The increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the increased cost of antibiotic-free, all natural chicken and increased fuel cost. These factors are expected to continue in the third and fourth quarter. Fuel costs, which averaged $2.69 per gallon, a 34.5% increase compared to the second quarter of 2004, increased distribution costs within the fresh dough facility operations. For the twelve weeks ended July 12, 2005, there was an average of 47.2 bakery-cafes per fresh dough facility compared to an average of 38.3 for the twelve weeks ended July 10, 2004.
     Labor expense was $33.3 million, or 30.5% of bakery-cafe sales, for the twelve weeks ended July 12, 2005 compared to $24.5 million, or 30.9% of bakery-cafe sales, of labor expense for the twelve weeks ended July 10, 2004. For the twenty-eight weeks ended July 12, 2005, labor expense was $75.5 million, or 30.7% of bakery-cafe sales, compared to $55.1 million, or 31.2% of bakery-cafe sales, for the twenty-eight weeks ended July 10, 2004. This decrease in labor expense as a percentage of total revenue is primarily due to the leveraging of labor costs as sales grew at a greater rate than our labor costs partially offset by higher store level bonuses.
     Occupancy cost was $8.3 million, or 7.6% of bakery-cafe sales, for the twelve weeks ended July 12, 2005 compared to $5.9 million (as restated), or 7.5% (as restated) of bakery-cafe sales, of occupancy cost for the twelve weeks ended July 10, 2004. Occupancy cost was $19.0 million, or 7.7% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2005 compared to $13.0 million (as restated) of occupancy cost, or 7.4% (as restated) of bakery-cafe sales, for the twenty-eight weeks ended July 10, 2004. The increase in occupancy cost as a percentage of bakery-cafe sales is primarily due to increased store opening levels in 2005 compared to 2004 resulting in higher expenses associated with construction period rent.
     Other bakery-cafe operating expenses were $15.5 million, or 14.2% of bakery-cafe sales, for the twelve weeks ended July 12, 2005 compared to $12.3 million, or 15.5% of bakery-cafe sales, for the twelve weeks ended July 10, 2004. Other bakery-cafe operating expenses were $34.9 million, or 14.2% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2005 compared to $26.4 million, or 15.0% of bakery-cafe sales, for the twenty-eight weeks ended July 10, 2004. The decrease in other bakery-cafe operating expenses is primarily due to the leveraging of these costs over higher sales volumes as well as certain shifts in marketing cost components.
     For the twelve weeks ended July 12, 2005, fresh dough cost of sales to franchisees was $16.2 million, or 85.4% of fresh dough sales to franchisees, compared to $14.7 million, or 91.4% of fresh dough sales to franchisees, for the twelve weeks ended July 10, 2004. Fresh dough cost of sales to franchisees was $39.4 million, or 87.8% of fresh dough sales to franchisees, for the twenty-eight weeks ended July 12, 2005, compared to $33.4 million, or 91.3% of fresh dough sales to franchisees, for the twenty-eight weeks ended July 10, 2004. The decrease in the fresh dough cost of sales rate in fiscal 2005 is primarily due to lower ingredient costs. Butter costs in the second quarter of 2005 averaged $1.64 per pound compared to $2.07 per pound in the second quarter of 2004.
     Depreciation and amortization was $7.4 million, or 5.3% of total revenue, for the twelve weeks ended July 12, 2005 compared to $5.6 million (as restated), or 5.3% (as restated) of total revenue, for the twelve weeks ended July 10, 2004. For the twenty-eight weeks ended July 12, 2005 depreciation and amortization was $16.5 million, or 5.2% of total revenue, compared to $12.6 million, or 5.4% of total revenue, for the twenty-eight weeks ended July 10, 2004. The increase of $1.8 million and $3.9 million for the twelve weeks and twenty-eight weeks, respectively, over the same time periods in 2004 was primarily due to the increase in number of Company-owned bakery cafes. The decrease in depreciation and amortization as a percentage of total revenue for the twenty-eight weeks ended July 12, 2005 is primarily due to the leveraging of these costs over higher sales volumes.
     General and administrative expenses were $10.6 million, or 7.5% of total revenue, and $8.2 million, or 7.8% of total revenue, for the twelve weeks ended July 12, 2005 and July 10, 2004, respectively. The decrease in general and administrative expenses as a percentage of total revenue for the quarter ended July 12, 2005 is primarily the result of improved leveraging of these costs over higher revenue volumes partially offset by increased incentive compensation and professional service fees, primarily audit fees.
     Pre-opening expenses, which consist primarily of labor costs and food costs, were $0.5 million, or 0.4% of total revenue, and $0.8 million, or 0.7% of total revenue, for the twelve weeks ended July 12, 2005 and July 10, 2004, respectively. For the twenty-eight weeks ended July 12, 2005 pre-opening costs were $1.4 million, or 0.4% of total revenue, compared to $1.4 million, or 0.6% of total revenue, for the twenty-eight weeks ended July 10, 2004. The decrease in pre-opening expenses as a percentage of total revenue for the twelve and twenty-eight weeks ended July 12, 2005 is primarily due to the leveraging of these costs over higher sales volumes.
Operating Profit
     Operating profit for the twelve weeks ended July 12, 2005 increased to $16.3 million, or 11.6% of total revenue, from $10.5 million (as restated), or 10.0% (as restated) of total revenue, for the twelve weeks ended July 10, 2004. Operating profit for the twenty-eight weeks ended July 12, 2005 increased to $38.2 million, or 12.0% of total revenue, from $25.8 million (as restated), or 11.0% (as restated) of total revenue, for the twenty-eight weeks ended July 10, 2004. Operating profit as a percentage of total revenues for the twelve and twenty-eight weeks ended July 12, 2005 increased as a result of the factors described above.
Other Income and Expense
     Other income and expense was $0.2 million of income, or 0.1% of total revenue, and $0.3 million of expense, or 0.3% of total revenue, for the twelve weeks ended July 12, 2005 and July 10, 2004, respectively. For the twenty-eight weeks ended July 12, 2005 other income and expense was $0.2 million of income, or 0.1% of total revenue, compared to $0.7 million of expense, or 0.3% of total revenue, for the twenty-eight weeks ended July 10, 2004. The change in other income and expense as a percentage of total revenue for the twelve and twenty-eight weeks ended July 12, 2005 is primarily due to increased interest income in 2005 resulting from both higher investment balances and higher interest rates.
Income Taxes
     The provision for income taxes increased to $6.0 million for the twelve weeks ended July 12, 2005 compared to $3.7 million (as restated) for the twelve weeks ended April 17, 2004. For the twenty-eight weeks ended July 12, 2005 the provision for income taxes increased to $14.0 million compared to $9.2 million (as restated) for the twenty-eight weeks ended July 10, 2004. The tax provision for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.
Net Income
     Net income for the twelve weeks ended July 12, 2005 increased to $10.4 million, or $0.33 per diluted share, compared to net income of $6.5 million (as restated), or $0.21 per diluted share (as restated), for the twelve weeks ended July 10, 2004. Net income for the twenty-eight weeks ended July 12, 2005 increased to $24.4 million, or $0.77 per diluted share, compared to net income of $16.0 million (as restated), or $0.52 per diluted share (as restated), for the twenty-eight weeks ended July 10, 2004. The increase in net income for the twelve and twenty-eight weeks ended July 12, 2005 and July 10, 2004 is consistent with the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $36.4 million at July 12, 2005 compared to $29.6 million at December 25, 2004. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems. For the twenty-eight weeks ended July 12, 2005, the Company met its requirements for capital with cash from operating activities.
     As of July 12, 2005 and December 25, 2004, the Company had investments of $48.1 million and $28.4 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of July 12, 2005, all investments were classified as held-to maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at July 12, 2005.
     Funds provided by operating activities for the twenty-eight weeks ended July 12, 2005 were $57.2 million compared to $25.6 million (as restated) for the twenty-eight weeks ended July 10, 2004. Funds provided by operating activities in 2005 primarily resulted from net income, depreciation and amortization, and tax benefit from exercise of stock options.
     Total capital expenditures of $37.3 million for the twenty-eight weeks ended July 12, 2005 were primarily related to the opening of 30 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2005, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the twenty-eight weeks ended July 10, 2004 were $35.1 million (as restated), related primarily to the opening of 24 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2004, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures were funded primarily by cash generated from operating activities.
     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 4.0% to 4.8% at July 12, 2005). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of July 12, 2005, the Company was in compliance with all financial ratios and covenants. At July 12, 2005, the Company had $9.8 million available under the revolver with $0.2 million utilized by an outstanding letter of credit. The Company has not borrowed under its revolver for over three years.
     Financing activities provided $8.5 million for the twenty-eight weeks ended July 12, 2005, which included $7.9 million from the exercise of stock options and $0.5 million from the issuance of common stock under employee benefit plans. The financing activities for the twenty-eight weeks ended July 10, 2004 provided $2.3 million, which included $1.2 million from the exercise of stock options, $0.5 million from the issuance of common stock under employee benefit plans, and $0.6 million from investments by minority interest owners.
     The Company had working capital of $19.9 million at July 12, 2005 and $2.5 million at December 25, 2004. The increase in working capital from December 25, 2004 to July 12, 2005 resulted primarily from a $6.8 million increase in cash and a $15.9 million increase in short term investments partially offset by a $2.9 million increase in accounts payable and a $5.5 million increase in accrued expenses. The Company also increased its long-term investments by $3.7 million from December 25, 2004 to July 12, 2005. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow.
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
     Off-Balance Sheet Arrangement - The Company is a prime tenant or guarantor for certain operating leases of nine franchisee locations and 33 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $28.0 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire or are not renewed. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.
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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) as of July 12, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     It should be noted that while management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to provide a reasonable level of assurance, the Company does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 12, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on June 2, 2005 to consider and vote upon the following matters:
1.	To elect two (2) directors to the Board of Directors to serve for terms ending in 2008, or until their successors have been duly elected and qualified;

2.	To approve an amendment to the 2001 Employee, Director and Consultant Stock Option Plan to increase the number of shares with respect to which options may be granted under the plan; and

3.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 27, 2005.
     With respect to the director proposal:
     The following votes were cast in favor of, and were withheld from, the nominations of Ronald M. Shaich and Fred K. Foulkes, the director nominees:

Director Nominees		For	Withheld
Ronald M. Shaich	Class A	26,148,602	712,193
	Class B	4,092,006	—

	Total	30,240,608	712,193
Fred K. Foulkes	Class A	26,254,890	605,905
	Class B	4,092,006	—

	Total	30,346,896	605,905
     Directors Domenic Colasacco and Thomas E. Lynch continue in office for terms ending in 2006. Director Larry J. Franklin continues in office for a term ending in 2007.
     With respect to the 2001 Employee, Director and Consultant Stock Option Plan amendment:

				Broker
	For	Against	Abstain	Non-Votes
Class A	9,769,251	9,546,845	40,208	7,504,491
Class B	4,074,822	—	17,184	—

Total	13,844,073	9,546,845	57,392	7,504,491
     With respect to the auditor proposal:

	For	Against	Abstain
Class A	26,781,396	61,465	17,934
Class B	4,075,806	—	16,200

Total	30,857,202	61,465	34,134

Item 5. Other Information
     On July 26, 2005, the Company issued a press release announcing its sales for the second quarter and twenty-eight weeks ended July 12, 2005. The press release was furnished as an exhibit to the Company’s Current Report on Form 8-K filed on July 26, 2005.
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

4.1
Form of Rights Agreement, dated as of October 21, 1996 between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent. Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-19253) , filed on November 1, 1996.

4.2
Amendment of Rights Agreement between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent, dated as of January 15, 1999. Incorporated by reference to the Company’s Registration Statement on Form 8-A/A (File No. 000-19253) , filed on November 2, 1999.

10.1
Registrant’s 2001 Employee, Director and Consultant Stock Option Plan (the “2001 Plan”). Incorporated by reference from Appendix A of the Registrant’s Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders filed on April 21, 2005.

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

Panera Bread Company (REGISTRANT)

Dated: August 17, 2005	By:	/s/ Ronald M. Shaich

Ronald M. Shaich Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 17, 2005	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky Executive Vice President, Chief Administrative Officer

Dated: August 17, 2005	By:	/s/ Mark E. Hood

Mark E. Hood Senior Vice President, Chief Financial Officer

Dated: August 17, 2005	By:	/s/ Richard R. Isaak

Richard R. Isaak Vice President, Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

4.1
Form of Rights Agreement, dated as of October 21, 1996 between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent. Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-19253) , filed on November 1, 1996.

4.2
Amendment of Rights Agreement between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent, dated as of January 15, 1999. Incorporated by reference to the Company’s Registration Statement on Form 8-A/A (File No. 000-19253) , filed on November 2, 1999.

10.1
Registrant’s 2001 Employee, Director and Consultant Stock Option Plan (the “2001 Plan”). Incorporated by reference from Appendix A of the Registrant’s Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders filed on April 21, 2005.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer