Form 10-Q
period 2005-10-04
PANERA BREAD CO
filed 2005-11-10
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 7, 2005, 2005, 29,722,952 shares and 1,415,321 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	October 4, 2005	December 25, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,264	$29,639
Investments in government securities	31,318	2,022
Trade accounts receivable	12,398	11,714
Other accounts receivable	4,316	5,542
Inventories	5,870	5,398
Prepaid expenses	3,958	1,658
Deferred income taxes	3,788	2,247

Total current assets	103,912	58,220
Property and equipment, net	239,109	201,725
Other assets:
Investments in government securities	16,126	26,393
Goodwill	35,421	35,327
Deposits and other	5,481	3,007

Total other assets	57,028	64,727

Total assets	$400,049	$324,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,880	$5,840
Accrued expenses	62,524	48,905
Current portion of deferred revenue	1,387	960

Total current liabilities	67,791	55,705
Deferred income taxes	9,095	5,647
Deferred rent	23,961	20,181
Other long-term liabilities	3,881	1,776

Total liabilities	104,728	83,309
Commitments and contingencies (Note G)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,811,009 issued and 29,702,009 outstanding in 2005; and 29,130,097 issued and 29,021,097 outstanding in 2004	3	3
Class B, 10,000,000 shares authorized; 1,415,321 issued and outstanding in 2005 and 1,451,647 in 2004	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	153,635	130,970
Retained earnings	147,311	111,290
Unearned deferred compensation	(4,728)	—

Total stockholders’ equity	295,321	241,363

Total liabilities and stockholders’ equity	$400,049	$324,672

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the twelve weeks ended		For the forty weeks ended
		(as restated)		(as restated)
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Revenues:
Bakery-cafe sales	$116,522	$86,465	$362,428	$262,878
Franchise royalties and fees	12,629	10,297	40,155	32,534
Fresh dough sales to franchisees	19,475	17,010	64,363	53,581

Total revenue	148,626	113,772	466,946	348,993
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	34,190	24,315	103,761	74,296
Labor	35,310	25,865	110,831	80,931
Occupancy	8,705	6,575	27,669	19,601
Other operating expenses	16,930	13,048	51,859	39,474

Total bakery-cafe expenses	95,135	69,803	294,120	214,302
Fresh dough cost of sales to franchisees	16,502	15,412	55,893	48,808
Depreciation and amortization	7,947	6,072	24,481	18,701
General and administrative expenses	10,369	7,887	34,165	25,336
Pre-opening expenses	549	692	1,946	2,098

Total costs and expenses	130,502	99,866	410,605	309,245

Operating profit	18,124	13,906	56,341	39,748
Interest expense	9	4	37	20
Other (income) expense, net	(261)	410	(422)	1,086

Income before income taxes	18,376	13,492	56,726	38,642
Income taxes	6,707	4,924	20,705	14,105

Net income	$11,669	$8,568	$36,021	$24,537

Net income per share:
Basic	$0.38	$0.28	$1.17	$0.81

Diluted	$0.37	$0.28	$1.14	$0.80

Weighted average shares used in computation:
Basic	30,997	30,226	30,807	30,118

Diluted	31,679	30,796	31,574	30,740

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the forty weeks ended
		(as restated)
	October 4, 2005	October 2, 2004
Cash flows from operations:
Net income	$36,021	$24,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,481	18,701
Tax benefit from exercise of stock options	7,686	2,250
Deferred income taxes	1,907	4,295
Other	520	397
Changes in operating assets and liabilities:
Trade and other accounts receivable	542	(2,725)
Inventories	(472)	(556)
Prepaid expenses	(2,300)	(1,885)
Accounts payable	(1,960)	(3,064)
Accrued expenses	9,377	2,217
Deferred revenue	427	(129)
Deferred rent	3,780	3,717
Other	1,597	—

Net cash provided by operating activities	81,606	47,755

Cash flows from investing activities:
Additions to property and equipment	(57,449)	(56,767)
Purchase of investments	(20,025)	(28,792)
Investment maturities proceeds	900	9,300
Other	(2,579)	2,478

Net cash used in investing activities	(79,153)	(73,781)

Cash flows from financing activities:
Exercise of employee stock options	9,356	2,312
Proceeds from issuance of common stock under employee benefit plans	816	781
Increase in deferred financing fees	—	(40)
Investments by minority interest owners	—	643

Net cash provided by financing activities	10,172	3,696

Net increase (decrease) in cash and cash equivalents	12,625	(22,330)
Cash and cash equivalents at beginning of period	29,639	42,402

Cash and cash equivalents at end of period	$42,264	$20,072

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION
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
     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.
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
     As a result of the restatement, bakery-cafe occupancy expenses for the twelve and forty weeks ended October 2, 2004 increased by $0.4 million and $1.1 million, respectively, bakery-cafe cost of food and paper products for the same periods increased by $0.1 million and $0.3 million respectively, while depreciation and amortization for the same periods decreased by $0.6 million and $1.6 million, respectively; operating profit for the twelve and forty weeks ended October 2, 2004 increased by $0.05 million and $0.14 million, respectively, and net income for the same periods increased by $0.03 million and $0.09 million, respectively. The restatement did not change previously reported diluted earnings per share for the twelve or forty weeks ended October 2, 2004. In addition, the restatement did not impact the Company’s previously reported net cash flows, revenues, or comparable bakery-cafe sales, or compliance with revolving line of credit covenants.

     The following table shows the impact of these changes on the consolidated statement of operations for the twelve and forty weeks ended October 2, 2004 (in thousands, except per share data):

	As Previously
	Reported	Adjustments	As Restated
Twelve Weeks Ended October 2, 2004
Consolidated Statement of Operations
Cost of food and paper products	$24,215	$100	$24,315
Occupancy	6,167	408	6,575
Total bakery-cafe expenses	69,295	508	69,803
Depreciation and amortization	6,630	(558)	6,072
Total costs and expenses	99,916	(50)	99,866
Operating profit	13,856	50	13,906
Income before income taxes	13,442	50	13,492
Income taxes	4,906	18	4,924
Net income	$8,536	$32	$8,568

Earnings per common share:
Basic	$0.28	$—	$0.28
Diluted	$0.28	$—	$0.28

Forty Weeks Ended October 2, 2004
Consolidated Statement of Operations
Cost of food and paper products	$74,016	$280	$74,296
Occupancy	18,461	1,140	19,601
Total bakery-cafe expenses	212,882	1,420	214,302
Depreciation and amortization	20,262	(1,561)	18,701
Total costs and expenses	309,386	(141)	309,245
Operating profit	39,607	141	39,748
Income before income taxes	38,501	141	38,642
Income taxes	14,053	52	14,105
Net income	$24,448	$89	$24,537

Earnings per common share:
Basic	$0.81	$—	$0.81
Diluted	$0.80	$—	$0.80
NOTE B — STOCK-BASED COMPENSATION
     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” the Company elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for the stock option plans as the exercise price of stock options equals the market price of the underlying stock on the grant date. Had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, the Company’s net income and earnings per share for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 would have been as follows (in thousands, except per share amounts):

	For the twelve weeks ended		For the forty weeks ended
		(as restated)		(as restated)
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Net income, as reported	$11,669	$8,568	$36,021	$24,537
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,249)	(820)	(4,190)	(3,251)

Pro forma net income	$10,420	$7,748	$31,831	$21,286

Net income per share:
Basic, as reported	$0.38	$0.28	$1.17	$0.81
Basic, pro forma	$0.34	$0.26	$1.03	$0.71
Diluted, as reported	$0.37	$0.28	$1.14	$0.80
Diluted, pro forma	$0.34	$0.26	$1.03	$0.71
NOTE C — INVESTMENT IN GOVERNMENT SECURITIES
     Investments of $47.4 million and $28.4 million at October 4, 2005 and December 25, 2004, respectively, consist of United States treasury notes and government agency securities. During the first three quarters of fiscal 2005, $20.0 million of investments were purchased by the Company and $0.9 million matured. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from October 2005 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At October 4, 2005, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at October 4, 2005.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	October 4,	December 25,
	2005	2004
Food:
Fresh dough facilities:
Raw materials	$1,669	$1,733
Finished goods	318	362
Bakery-cafes:
Finished goods	2,979	2,520
Paper goods	713	595
Retail merchandise	191	188

	$5,870	$5,398

NOTE E — ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	October 4, 2005	December 25, 2004
Compensation and employment related taxes	$14,872	$12,540
Capital expenditures	13,307	9,066
Rent	1,620	3,443
Advertising	2,265	—
Unredeemed gift cards and certificates	5,344	8,044
Insurance	8,829	3,642
Taxes, other than income tax	2,927	1,680
Income taxes	802	3,606
Other	12,558	6,884

	$62,524	$48,905

NOTE F — LONG-TERM INCENTIVE PROGRAM
     In the third quarter of 2005, the Company adopted a Long-Term Incentive Program (LTIP) as a sub-plan under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”) and the Company’s 1992 Equity Incentive Plan (“1992 Plan”) under which certain directors, officers, employees, and consultants, subject to approval by the Company’s Compensation and Stock Option Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2001 Plan and the 1992 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the twelve and forty weeks ended October 5, 2005, compensation expense related to this LTIP was $0.8 million.
     Stock options under this LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options vest over five years and must be exercised within six years from date of grant.
     Restricted stock of the Company under this LTIP may be granted at no cost to participants. Plan participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and voting rights for their respective shares. For awards of restricted stock to date under the LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25% of these shares after two years and thereafter 25% each year for the next three years. Upon issuance of restricted stock under the LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the twelve and forty weeks ended October 4, 2005, the Company granted approximately 91,000 restricted shares. As of October 4, 2005 the Company had recorded $4.7 million in unearned deferred compensation related to restricted stock.
NOTE G — COMMITMENTS AND CONTINGENCIES
     The Company is a prime tenant or guarantor for certain operating leases of 12 franchisee locations and 33 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $31.1 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.

NOTE H — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the twelve weeks ended		For the forty weeks ended
		(as restated)		(as restated)
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Amounts used for basic and diluted per share calculations:
Net income	$11,669	$8,568	$36,021	$24,537

Weighted average number of shares outstanding — basic	30,997	30,226	30,807	30,118
Effect of dilutive securities:
Employee stock options	682	570	767	622

Weighted average number of shares outstanding — diluted	31,679	30,796	31,574	30,740

Basic earnings per common share:
Net income	$0.38	$0.28	$1.17	$0.81

Diluted earnings per common share:
Net income	$0.37	$0.28	$1.14	$0.80

     For the twelve weeks ended October 4, 2005 and October 2, 2004, options for 0.06 million shares and 0.8 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the forty weeks ended October 4, 2005 and October 2, 2004, options for 0.03 shares and 0.4 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE I — BUSINESS SEGMENT INFORMATION
     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread ® or Saint Louis Bread Co.® names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as Via Panera ® catering.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the twelve weeks ended		For the forty weeks ended
		(as restated)		(as restated)
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
	(in thousands)		(in thousands)
Revenues:
Company bakery-cafe operations	$116,522	$86,465	$362,428	$262,878
Franchise operations	12,629	10,297	40,155	32,534
Fresh dough operations	28,937	24,493	94,691	76,060
Intercompany sales eliminations	(9,462)	(7,483)	(30,328)	(22,479)

Total Revenues	$148,626	$113,772	$466,946	$348,993

Segment profit:
Company bakery-cafe operations	$21,387	$16,662	$68,308	$48,578
Franchise operations	10,593	9,204	34,931	28,418
Fresh dough operations	2,973	1,598	8,470	4,773

Total segment profit	$34,953	$27,464	$111,709	$81,769

Total segment profit	$34,953	$27,464	$111,709	$81,769
Depreciation and amortization	7,947	6,072	24,481	18,701
Unallocated general and administrative expenses	8,333	6,794	28,941	21,222
Pre-opening expenses	549	692	1,946	2,098
Interest Expense	9	4	37	20
Other (income) expense, net	(261)	410	(422)	1,086

Income before income taxes	$18,376	$13,492	$56,726	$38,642

Depreciation and amortization:
Company bakery-cafe operations	$5,710	$4,334	$17,178	$13,097
Fresh dough operations	1,381	998	4,571	3,241
Corporate administration	856	740	2,732	2,363

Total depreciation and amortization	$7,947	$6,072	$24,481	$18,701

Capital expenditures:
Company bakery-cafe operations	$15,996	$18,139	$47,206	$48,527
Fresh dough operations	2,099	2,970	5,273	5,425
Corporate administration	2,040	596	4,970	2,815

Total capital expenditures	$20,135	$21,705	$57,449	$56,767

	October 4, 2005	December 25, 2004
	(in thousands)
Segments assets:
Company bakery-cafe operations	$236,981	$199,564
Franchise operations	1,712	1,778
Fresh dough operations	40,103	39,968

Total segment assets	$278,796	$241,310

Total segment assets	$278,796	$241,310
Unallocated trade and other accounts receivable	6,442	6,499
Unallocated property and equipment	13,319	12,291
Unallocated deposits and other	4,038	2,613
Other unallocated assets	97,454	61,959

Total assets	$400,049	$324,672

NOTE J— RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements when required in fiscal 2006. The Company anticipates it will adopt SFAS 123R using the modified prospective transition approach and believes adoption of the expensing requirements will reduce the Company’s diluted EPS by $0.12 to $0.13 in 2006.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. Adoption of this pronouncement does not have a significant impact on the Company’s financial statements.
     On October 6, 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. This accounting is consistent with the Company’s current practice.
NOTE K — SUBSEQUENT EVENT
     On November 1, 2005, the Company purchased from a franchisee substantially all of the assets of twenty-one bakery-cafes (plus two more which are under construction) and the area development rights for certain markets in Indiana for a purchase price of approximately $27 million in cash plus the assumption of certain liabilities including those associated with bakery-cafe construction. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations will include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company will allocate the purchase price to the assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     Panera Bread Company (including its wholly owned subsidiaries, Panera, LLC and Pumpernickel, Inc., and its indirect subsidiaries) may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “ours” in the following discussion.
     As previously reported, the Company changed its fiscal week in the first quarter of 2005 to end on Tuesday rather than Saturday. As a result, the Company had an additional three days in the first quarter of 2005, which ended on April 19, 2005. These additional three days did not have a material impact on the Company’s financial statements. The Company’s second, third, and fourth quarters of 2005, which each consist of 12 weeks, end on July 12, 2005, October 4, 2005, and December 27, 2005, respectively. This change will allow the Company to better serve customers by shifting the weekly closing activities to a less busy day of the week. In fiscal year 2006, the Company intends to convert to a 4-5-4 fiscal calendar whereby each quarter will include 13 weeks rather than its current calendar which has 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters. The Company intends to show pro forma results for 2005, in addition to historical results, for quarterly comparisons in 2006.
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
     In the third quarter of 2005, the Company earned $0.37 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 8.2% (comparable bakery-cafe sales growth of 7.2% for Company and 8.6% for franchisees), system-wide average weekly sales of $38,342 ($37,347 for Company and $38,812 for franchisees), and 30 new bakery-cafes opened system-wide in the third quarter, including 10 Company-owned bakery-cafes and 20 franchise bakery-cafes.
     The Company expects earnings per diluted share for the fourth quarter of 2005 of $0.48 to $0.49 resulting in full year earnings per share of $1.62 to $1.63. The fourth quarter target assumes system-wide comparable sales growth of 5.25% to 5.75%. Additionally, the Company expects system-wide average weekly sales per bakery-cafe for the fourth quarter to be in the range of $39,400 to $40,400 and expects operating weeks to be in the range of 10,150 to 10,200. Bakery-cafe openings in the fourth quarter are now targeted at 54 (24 Company and 30 franchise) compared to 41 (15 Company and 26 franchise) in the fourth quarter of 2004 and are expected to occur later in the quarter versus the fourth quarter of 2004. In addition, fourth quarter earnings growth is expected to be impacted by significant marketing development expenditures.
     On November 1, 2005, the Company purchased from a franchisee substantially all of the assets of twenty-one bakery-cafes (plus two more which are under construction) and the area development rights for certain markets in Indiana for a purchase price of approximately $27 million in cash plus the assumption of certain liabilities including those associated with bakery-cafe construction.
Forward-Looking Statements
     The matters discussed in this Form 10-Q and in our public disclosures, whether written or oral, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are based on management’s current expectations, beliefs and intentions that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These forward-looking statements may include, but are not limited to, any discussion or impact, expressed or implied, on the Company’s anticipated growth in earnings, impact of required accounting changes, comparable bakery-cafe sales, average weekly sales, operating weeks, capital expenditures, and bakery-cafe openings on operating results and future earnings per share, plans and objectives, or statements of the underlying assumptions of forward-looking statements. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipates”, “preliminary” and similar expressions. All forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements described in this provision. All forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that occur or of which it hereinafter becomes aware after that date.
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
     These factors, in no particular order, include but are not limited to the following:
•	changes in the costs of development and the availability of sufficient capital to the Company and the developers party to franchise development agreements with the Company;

•	greater than anticipated delays in bakery-cafe openings and other variations in the number and timing of bakery-cafe openings;

•	the ability by the Company and franchisees to operate additional bakery-cafes profitably; ·

•	public acceptance of new bakery-cafes and new markets; ·

•	competition;

•	risks to the Company’s ability to protect its intellectual property, trade secrets and other confidential and proprietary information and know-how;

•	national and regional weather conditions;

•	changes in restaurant operating costs, particularly market changes, food and labor costs, equipment, software system and installation costs, insurance costs and inflation;

•	shortages and delays in the delivery of fresh produce, and other food supplies meeting the Company’s specifications by third party vendors and products from the Company’s fresh dough facilities;

•	changes in consumer nutritional habits;

•	consumer reaction to pricing or menu ingredient changes;

•	changes in costs of new bakery-cafe openings;

•	the actual cost of market research and other factors that may affect retailers in general;

•	general economic conditions, including fuel costs;

•	accounting changes; and,

•	the costs of compliance with federal, state and local government regulation.
     For all of these reasons, all forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These and other risks are discussed from time to time in the Company’s SEC reports, including its Form 10-K for the year ended December 25, 2004 and the Company’s quarterly reports on Form 10-Q.

Results of Operations
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Company’s Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the twelve weeks ended		For the forty weeks ended
		(as restated)		(as restated)
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Revenues:
Bakery-cafe sales	78.4%	76.0%	77.6%	75.3%
Franchise royalties and fees	8.5	9.0	8.6	9.3
Fresh dough sales to franchisees	13.1	15.0	13.8	15.4

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.3%	28.1%	28.6%	28.3%
Labor	30.3	29.9	30.6	30.8
Occupancy	7.5	7.6	7.6	7.5
Other operating expenses	14.5	15.1	14.3	15.0

Total bakery-cafe expenses	81.6	80.7	81.2	81.5
Fresh dough cost of sales to franchisees (2)	84.7	90.6	86.8	91.1
Depreciation and amortization	5.3	5.3	5.2	5.4
General and administrative expenses	7.0	6.9	7.3	7.3
Pre-opening expenses	0.4	0.6	0.4	0.6

Total costs and expenses	87.8	87.8	87.9	88.6

Operating profit	12.2	12.2	12.1	11.4
Interest expense	—	—	—	—
Other (income) expense, net	(0.2)	0.4	(0.1)	0.3

Income before income taxes	12.4	11.9	12.1	11.1
Income taxes	4.5	4.3	4.4	4.0

Net income	7.9%	7.5%	7.7%	7.0%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise operated bakery-cafes:

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	255	197	226	173
Bakery-cafes opened	10	15	40	39
Bakery-cafes closed	—	—	(1)	—

End of period	265	212	265	212

Franchise operated:
Beginning of period	540	472	515	429
Bakery-cafes opened	20	19	46	63
Bakery-cafes closed	—	(2)	(1)	(3)

End of period	560	489	560	489

System-wide:
Beginning of period	795	669	741	602
Bakery-cafes opened	30	34	86	102
Bakery-cafes closed	—	(2)	(2)	(3)

End of period	825	701	825	701

     Increases in comparable bakery-cafe sales for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 were as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Company-owned	7.2%	2.2%	7.4%	2.3%
Franchised	8.6%	1.2%	8.1%	1.5%
System-wide	8.2%	1.5%	7.9%	1.7%
     Comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation for at least 18 months.
     Comparable sales for the twelve and forty weeks ended October 4, 2005 increased at a higher rate than comparable sales for the twelve and forty weeks ended October 2, 2004 as a result of increased sales of products from our new antibiotic-free chicken, sales from the Company’s Via Panera ® catering business which began in 2004, sales from strengthened new product development, in store execution, and price increases.
Revenues
     Total revenues for the twelve weeks ended October 4, 2005 increased 30.6% to $148.6 million compared to $113.8 million for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005, total revenues increased 33.8% to $466.9 million compared to $349.0 million for the forty weeks ended October 2, 2004. The growth in total revenue for the twelve and forty weeks ended October 4, 2005, compared to the same periods in the prior year, is primarily due to the opening of 127 new bakery-cafes system-wide since the end of the third quarter of 2004 and the increase in system-wide comparable bakery-cafe sales for the forty weeks ended October 4, 2005 of 7.9%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 are as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
System-wide average weekly sales	$38,342	$35,658	$37,574	$35,296
System-wide number of operating weeks	9,722	8,211	31,169	25,838
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
     Bakery-cafe sales for the twelve weeks ended October 4, 2005 for the Company increased 34.7% to $116.5 million from $86.5 million for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005, bakery-cafe sales increased 37.8% to $362.4 million from $262.9 million. Company bakery-cafe sales as a percentage of total revenue increased by 2.4 and 2.3 percentage points for the twelve and forty weeks ended October 4, 2005, respectively, as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.9 and 1.6 percentage points for the twelve and forty weeks ended October 4, 2005, respectively, as compared to the same period in the prior year, primarily as a result of the increase in the number of Company bakery-cafe openings. The increase in bakery-cafe sales is primarily due to the opening of 55 new Company-owned bakery-cafes since the end of the third quarter of 2004 and the 7.4% increase in comparable Company-owned bakery-cafe sales for the forty weeks ended October 4, 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 are as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Company-owned average weekly sales	$37,347	$35,432	$36,615	$34,980
Company-owned number of operating weeks	3,120	2,440	9,804	7,515
     Franchise royalties and fees rose 22.3% for the twelve weeks ended October 4, 2005 to $12.6 million from $10.3 million for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005, franchise royalties and fees increased 23.7% to $40.2 million compared to $32.5 million for the forty weeks ended October 2, 2004. The components of franchise royalties and fees are as follows (in thousands):

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Franchise royalties	$11,964	$9,612	$38,420	$30,349
Franchise fees	665	685	1,735	2,185

Total	$12,629	$10,297	$40,155	$32,534

     The increase in royalty revenue can be attributed primarily to the addition of 72 franchised bakery-cafes opened since the end of the third quarter of 2004 and the 8.1% increase in comparable franchise-operated bakery-cafe sales for the forty weeks ended October 4, 2005. The average weekly sales per franchise-operated bakery-cafe and the number of operating weeks for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 are as follows:

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2005	October 2, 2004	October 4, 2005	October 2, 2004
Franchisee average weekly sales	$38,812	$35,753	$38,013	$35,425
Franchisee number of operating weeks	6,602	5,771	21,365	18,323

     As of October 4, 2005, the total backlog of additional franchise commitments was 420 bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various area development agreements (ADA) with franchisees, with the majority opening in the next four to five years. The Company expects its area developers to open 76 new franchise bakery-cafes in 2005 and 80 to 85 new franchise bakery-cafes in 2006. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If developers fail to open bakery-cafes on schedule, the Company, in addition to other remedies, has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market.
     Fresh dough sales to franchisees increased 14.7% to $19.5 million for the twelve weeks ended October 4, 2005 from $17.0 million for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005, fresh dough sales to franchisees increased 20.1% to $64.4 million compared to $53.6 million for the forty weeks ended October 2, 2004. These increases were primarily driven by the increased number of franchise bakery-cafes opened described previously partially offset by a decrease in average fresh dough sales per bakery-cafe to franchisees due to a change in the mix of product sold by franchisees.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchised bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 29.3% of bakery-cafe sales for the twelve weeks ended October 4, 2005 compared to 28.1% (as restated) of bakery-cafe sales for the twelve weeks ended October 2, 2004. The increase in the cost of food and paper products as a percentage of bakery-cafe sales is primarily due to the increased cost of antibiotic-free, all natural chicken and increased fuel cost. These factors are expected to continue in the fourth quarter of 2005. Fuel costs, which averaged $3.20 per gallon, a 46.1% increase compared to the third quarter of 2004, increased distribution costs within the fresh dough facility operations. For the twelve weeks ended October 4, 2005, there was an average of 49.1 bakery-cafes per fresh dough facility compared to an average of 40.6 for the twelve weeks ended October 2, 2004.
     Labor expense was $35.3 million, or 30.3% of bakery-cafe sales, for the twelve weeks ended October 4, 2005 compared to $25.9 million, or 29.9% of bakery-cafe sales, of labor expense for the twelve weeks ended October 2, 2004. This increase in labor expense as a percentage of total revenue is primarily due to higher incentive payments resulting from strong year-over-year operating results. For the forty weeks ended October 4, 2005, labor expense was $110.8 million, or 30.6% of bakery-cafe sales, compared to $80.9 million, or 30.8% of bakery-cafe sales, for the forty weeks ended October 2, 2004. This decrease in labor expense as a percentage of total revenue is primarily due to the leveraging of labor costs as sales grew at a greater rate than our labor costs partially offset by higher incentive payments resulting from strong year-over-year operating results.
     Other bakery-cafe operating expenses were $16.9 million, or 14.5% of bakery-cafe sales, for the twelve weeks ended October 4, 2005 compared to $13.0 million, or 15.1% of bakery-cafe sales, for the twelve weeks ended October 2, 2004. Other bakery-cafe operating expenses were $51.9 million, or 14.3% of bakery-cafe sales, for the forty weeks ended October 4, 2005 compared to $39.5 million, or 15.0% of bakery-cafe sales, for the forty weeks ended October 2, 2004. The decrease in other bakery-cafe operating expenses is primarily due to the leveraging of these costs over higher sales volumes as well as a reduction in marketing cost components, offset in part by higher utility costs.
     For the twelve weeks ended October 4, 2005, fresh dough cost of sales to franchisees was $16.5 million, or 84.7% of fresh dough sales to franchisees, compared to $15.4 million, or 90.6% of fresh dough sales to franchisees, for the twelve weeks ended October 2, 2004. Fresh dough cost of sales to franchisees was $55.9 million, or 86.8% of fresh dough sales to franchisees, for the forty weeks ended October 4, 2005, compared to $48.8 million, or 91.1% of fresh dough sales to franchisees, for the forty weeks ended October 2, 2004. The decrease in the fresh dough cost of sales rate in fiscal 2005 is primarily due to lower ingredient costs. Butter costs in the third quarter of 2005 averaged $1.64 per pound compared to $1.89 per pound in the third quarter of 2004, which was higher than butter costs in 2003.
     Depreciation and amortization was $7.9 million, or 5.3% of total revenue, for the twelve weeks ended October 4, 2005 compared to $6.1 million (as restated), or 5.3% (as restated) of total revenue, for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005 depreciation and amortization was $24.5 million, or 5.2% of total revenue, compared to $18.7 million, or 5.4% of total revenue, for the forty weeks ended October 2, 2004. The increase of $1.8 million and $5.8 million for the twelve weeks and forty weeks, respectively, over the same time periods in 2004 was primarily due to the increase in number of Company-owned bakery cafes. The decrease in depreciation and amortization as a percentage of total revenue for the forty weeks ended October 4, 2005 is primarily due to the leveraging of these costs over higher sales volumes.
     Pre-opening expenses, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, exclusive of manager training costs, were $0.5 million, or 0.4% of total revenue, and $0.7 million, or 0.6% of total revenue, for the twelve weeks ended October 4, 2005 and October 2, 2004, respectively. For the forty weeks ended October 4, 2005 pre-opening costs were $1.9 million, or 0.4% of total revenue, compared to $2.1 million, or 0.6% of total revenue, for the forty weeks ended October 2, 2004. The decrease in pre-opening expenses as a percentage of total revenue for the twelve and forty weeks ended October 4, 2005 is primarily due to the leveraging of these costs over higher sales volumes.
Operating Profit
     Operating profit for the twelve weeks ended October 4, 2005 increased to $18.1 million, or 12.2% of total revenue, from $13.9 million (as restated), or 12.2% (as restated) of total revenue, for the twelve weeks ended October 2, 2004. Operating profit for the forty weeks ended October 4, 2005 increased to $56.3 million, or 12.1% of total revenue, from $39.7 million (as restated), or 11.4% (as restated) of total revenue, for the forty weeks ended October 2, 2004. Operating profit as a percentage of total revenues for the forty weeks ended October 4, 2005 increased as a result of the factors described above.
Other Income and Expense
     Other income and expense was $0.3 million of income, or 0.2% of total revenue, and $0.4 million of expense, or 0.4% of total revenue, for the twelve weeks ended October 4, 2005 and October 2, 2004, respectively. For the forty weeks ended October 4, 2005 other income and expense was $0.4 million of income, or 0.1% of total revenue, compared to $1.1 million of expense, or 0.3% of total revenue, for the forty weeks ended October 2, 2004. The change in other income and expense as a percentage of total revenue for the twelve and forty weeks ended October 4, 2005 is primarily due to increased interest income in 2005 resulting from both higher investment balances and higher interest rates.
Income Taxes
     The provision for income taxes increased to $6.7 million for the twelve weeks ended October 4, 2005 compared to $4.9 million (as restated) for the twelve weeks ended October 2, 2004. For the forty weeks ended October 4, 2005 the provision for income taxes increased to $20.7 million compared to $14.1 million (as restated) for the forty weeks ended October 2, 2004. The tax provision for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.
Net Income
     Net income for the twelve weeks ended October 4, 2005 increased to $11.7 million, or $0.37 per diluted share, compared to net income of $8.6 million (as restated), or $0.28 per diluted share (as restated), for the twelve weeks ended October 2, 2004. Net income for the forty weeks ended October 4, 2005 increased to $36.0 million, or $1.14 per diluted share, compared to net income of $24.5 million (as restated), or $0.80 per diluted share (as restated), for the forty weeks ended October 2, 2004. The increase in net income for the twelve and forty weeks ended October 4, 2005 and October 2, 2004 is consistent with the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $42.3 million at October 4, 2005 compared to $29.6 million at December 25, 2004. The Company’s principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure. For the forty weeks ended October 4, 2005, the Company met its requirements for capital with cash from operating activities.
     As of October 4, 2005 and December 25, 2004, the Company had investments of $47.4 million and $28.4 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of October 4, 2005, all investments were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at October 4, 2005.

     Funds provided by operating activities for the forty weeks ended October 4, 2005 were $81.6 million compared to $47.8 million (as restated) for the forty weeks ended October 2, 2004. Funds provided by operating activities in 2005 primarily resulted from net income, depreciation and amortization, tax benefit from exercise of stock options, and accrued expenses.
     Total capital expenditures of $57.4 million for the forty weeks ended October 4, 2005 were primarily related to the opening of 40 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in fourth quarter of 2005 and first quarter of 2006, and the maintaining or remodeling of existing Company-owned bakery-cafes and fresh dough facilities. Total capital expenditures for the forty weeks ended October 2, 2004 were $56.8 million (as restated), related primarily to the opening of 39 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2004 and first quarter of 2005, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Capital expenditures in 2005 and 2004 were funded by cash generated from operating activities.
     On December 19, 2003, the Company entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on the Company’s leverage ratio and type of loan (approximately 4.55% to 5.30% at October 4, 2005). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of October 4, 2005, the Company was in compliance with all financial ratios and covenants. At October 4, 2005, the Company had $9.8 million available under the revolver with $0.2 million utilized by an outstanding letter of credit. The Company has not borrowed under its revolver for over three years.
     Financing activities provided $10.2 million for the forty weeks ended October 4, 2005, which included $9.4 million from the exercise of stock options and $0.8 million from the issuance of common stock under employee benefit plans. The financing activities for the forty weeks ended October 2, 2004 provided $3.7 million, which included $2.3 million from the exercise of stock options, $0.8 million from the issuance of common stock under employee benefit plans, and $0.6 million from investments by our minority interest owner.
     The Company had working capital of $36.1 million at October 4, 2005 and $2.5 million at December 25, 2004. The increase in working capital from December 25, 2004 to October 4, 2005 resulted primarily from an increase in cash and cash equivalents of $12.6 million, an increase in current investments in government securities of $29.3 million, and a decrease in accounts payable of $2.0 million partially offset by an increase in accrued expenses of $13.6 million. The Company has experienced no liquidity difficulties and has historically been able to finance its operations through internally generated cash flow.
     The Company anticipates total capital expenditures for fiscal year 2005 of approximately $105 million to $110 million principally for the opening of 64 new Company-owned bakery-cafes, the costs incurred on early 2006 bakery-cafe openings, the acquisition of our Indiana franchisee for approximately $27 million in cash on November 1, 2005, the maintaining and remodeling of existing bakery-cafes, and the remodeling and expansion of existing fresh dough facilities, and corporate infrastructure. The Company expects new bakery-cafes in 2005 will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $950,000. In addition, the Company expects to open 70 to 75 bakery-cafes in 2006. The Company expects to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, supplemented, where necessary, by borrowings on its revolver.
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
     Off-Balance Sheet Arrangement — The Company is a prime tenant or guarantor for certain operating leases of 12 franchisee locations and 33 locations of the former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2005 to December 2018, and the guarantees have a potential amount of future rental payments of approximately $31.1 million. The obligation from leases or guarantees will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these leases or guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases or guarantees. Au Bon Pain and the respective franchisees continue to have primary liability for these operating leases.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements when required in fiscal 2006. The Company anticipates it will adopt SFAS 123R prospectively and believes adoption of the expensing requirements will reduce the Company’s diluted EPS by $0.12 to $0.13 in 2006.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The provisions of FSP 109-1 are effective immediately. Adoption of this pronouncement does not have a significant impact on the Company’s financial statements.
     On October 6, 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. This accounting is consistent with the Company’s current practice.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) designed to provide reasonable assurance that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) as of October 4, 2005.

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
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 4, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

4.1	Form of Rights Agreement, dated as of October 21, 1996 between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent. Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-19253), filed on November 1, 1996.

4.2	Amendment of Rights Agreement between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent, dated as of January 15, 1999. Incorporated by reference to the Company’s Registration Statement on Form 8-A/A (File No. 000-19253), filed on November 2, 1999.

10.1	Panera Bread Company 2005 Long-Term Incentive Program (“LTIP”). Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.2	Panera Bread Company 2001 Employee, Director and Consultant Stock Option Plan (the “2001 Plan”). Incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2005 filed on Schedule 14A with the Commission on April 21, 2005.

10.3	Panera Bread Company 1992 Equity Incentive Plan, as amended (the “1992 Plan”). Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.4	Form of Non-qualified Stock Option Agreement under the LTIP and the 2001 Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.5	Form of Restricted Stock Agreement under the LTIP and the 1992 Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.6	Form of Acknowledgement under the LTIP. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.7	Form of Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents. Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

Exhibit No.	Description
10.8	Panera Bread Company and its Affiliates Standards of Business Conduct. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.9	Panera Bread Company Statement of Company Policy relating to Securities Trades by Company Personnel. Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(REGISTRANT)

Dated: November 11, 2005	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated: November 11, 2005	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky
Executive Vice President, Chief Administrative Officer

Dated: November 11, 2005	By:	/s/ Mark E. Hood

Mark E. Hood
Senior Vice President, Chief Financial Officer

Dated: November 11, 2005	By:	/s/ Richard R. Isaak

Richard R. Isaak
Vice President, Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Bylaws of Registrant, as amended through March 5, 2004. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

4.1	Form of Rights Agreement, dated as of October 21, 1996 between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent. Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-19253), filed on November 1, 1996.

4.2	Amendment of Rights Agreement between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent, dated as of January 15, 1999. Incorporated by reference to the Company’s Registration Statement on Form 8-A/A (File No. 000-19253), filed on November 2, 1999.

10.1	Panera Bread Company 2005 Long-Term Incentive Program (“LTIP”). Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.2	Panera Bread Company 2001 Employee, Director and Consultant Stock Option Plan (the “2001 Plan”). Incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2005 filed on Schedule 14A with the Commission on April 21, 2005.

10.3	Panera Bread Company 1992 Equity Incentive Plan, as amended (the “1992 Plan”). Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.4	Form of Non-qualified Stock Option Agreement under the LTIP and the 2001 Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.5	Form of Restricted Stock Agreement under the LTIP and the 1992 Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.6	Form of Acknowledgement under the LTIP. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.7	Form of Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents. Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.8	Panera Bread Company and its Affiliates Standards of Business Conduct. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

10.9	Panera Bread Company Statement of Company Policy relating to Securities Trades by Company Personnel. Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer