Form 10-Q
period 2006-03-28
PANERA BREAD CO
filed 2006-05-04
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of May 1, 2006, 29,964,527 shares and 1,400,031 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 28, 2006	December 27, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,489	$24,451
Investments in government securities	61,832	36,200
Trade accounts receivable	14,393	18,229
Other accounts receivable	4,794	6,929
Inventories	7,164	7,358
Prepaid expenses	4,995	5,736
Deferred income taxes	4,590	3,871

Total current assets	106,257	102,774
Property and equipment, net	274,185	268,809
Other assets:
Investments in government securities	4,088	10,108
Goodwill	48,580	48,540
Other intangible assets	3,174	3,219
Deposits and other	5,636	4,217

Total other assets	61,478	66,084

Total assets	$441,920	$437,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,000	$4,422
Accrued expenses	64,332	81,559
Current portion of deferred revenue	612	884

Total current liabilities	67,944	86,865
Deferred income taxes	4,064	5,022
Deferred rent	24,878	23,935
Other long-term liabilities	7,083	4,867

Total liabilities	103,969	120,689
Commitments and contingencies (Note F)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,067,441 issued and 29,958,441 outstanding in 2006; and 29,957,297 issued and 29,848,297 outstanding in 2005	3	3
Class B, 10,000,000 shares authorized; 1,400,031 issued and outstanding in 2006 and 1,400,621 in 2005	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	160,362	158,984
Retained earnings	178,486	163,473
Unearned deferred compensation	—	(4,582)

Total stockholders’ equity	337,951	316,978

Total liabilities and stockholders’ equity	$441,920	$437,667

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	April 19, 2005
Revenues:
Bakery-cafe sales	$155,080	$136,794
Franchise royalties and fees	14,468	15,417
Fresh dough sales to franchisees	24,423	25,937

Total revenue	193,971	178,148
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	45,743	37,414
Labor	47,351	42,248
Occupancy	11,008	10,182
Other operating expenses	20,243	19,406

Total bakery-cafe expenses	124,345	109,250
Fresh dough cost of sales to franchisees	21,734	23,212
Depreciation and amortization	10,207	9,133
General and administrative expenses	14,208	13,239
Pre-opening expenses	810	1,372

Total costs and expenses	171,304	156,206

Operating profit	22,667	21,942
Interest expense	3	12
Other (income) expense, net	(979)	4

Income before income taxes	23,643	21,926
Income taxes	8,630	8,003

Net income	$15,013	$13,923

Net income per share:
Basic	$0.48	$0.45

Diluted	$0.47	$0.44

Weighted average shares used in computation:
Basic	31,193	30,612

Diluted	31,997	31,400

The accompanying notes are an integral part of the consolidated financial statements.
See Item 2 of Part I of this Form 10-Q for pro forma Consolidated Statement of Operations for the thirteen weeks ended March 29, 2005.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	April 19, 2005
Cash flows from operations:
Net income	$15,013	$13,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,207	9,133
Stock based compensation expense	1,625	—
Tax benefit from exercise of stock options	(1,597)	4,169
Deferred income taxes	(1,677)	426
Other	32	330
Changes in operating assets and liabilities:
Trade and other accounts receivable	5,971	595
Inventories	194	23
Prepaid expenses	741	(385)
Accounts payable	(1,422)	1,843
Accrued expenses	(8,824)	(487)
Deferred revenue	(272)	(32)
Deferred rent	943	2,437
Other long-term liabilities	2,128	623

Net cash provided by operating activities	23,062	32,598

Cash flows from investing activities:
Additions to property and equipment	(22,286)	(22,140)
Purchase of investments	(30,619)	(15,001)
Investment maturities proceeds	11,100	—
Increase in deposits and other	(1,422)	(2,343)

Net cash used in investing activities	(43,227)	(39,484)

Cash flows from financing activities:
Exercise of employee stock options	2,271	4,596
Tax benefit from exercise of stock options	1,597	—
Proceeds from issuance of common stock under employee benefit plans	335	260
Other	—	—

Net cash provided by financing activities	4,203	4,856

Net decrease in cash and cash equivalents	(15,962)	(2,030)
Cash and cash equivalents at beginning of period	24,451	29,639
Cash and cash equivalents at end of period

	$8,489	$27,609

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A-BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 27, 2005.
     The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned subsidiaries Panera, LLC and Pumpernickel, Inc., and its indirect consolidated subsidiaries Pumpernickel Associates, LLC, Panera Enterprises, Inc., Asiago Bread, LLC, Atlanta JV, LLC, Artisan Bread, LLC, and Cap City Bread, LLC. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.
     In fiscal 2006, the Company adopted a new quarterly fiscal calendar whereby each of its quarters will include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our prior quarterly fiscal calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters (4 week period progressions in each quarter). The Company’s fiscal week will continue to end on Tuesday, with fiscal 2006 ending on December 26, 2006.
     Certain reclassifications have been made to conform previously reported data to the current presentation.
NOTE B-STOCK-BASED COMPENSATION
     Effective December 28, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under the modified prospective transition method of SFAS 123R, the value of stock-based compensation is measured at fair value on the grant date of the award based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. Prior to adoption of SFAS 123R, the Company accounted for its stock-based awards using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of APB No. 25, no stock-based compensation cost was reflected in the consolidated financial statements as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. In adopting SFAS 123R using the modified prospective transition method, the Company has not restated the results of prior periods.
     As a result of adopting SFAS 123R on December 28, 2005, stock-based compensation expense related to stock options recognized for the thirteen weeks ended March 28, 2006 was $1.6 million, or $0.03 per diluted share, which is net of $0.2 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense was $0.6 million for the thirteen weeks ended March 28, 2006. Cash received from the exercise of stock options was $2.3 million for the thirteen weeks ended March 28, 2006. Windfall tax benefits realized from exercised stock options was $1.6 million for the thirteen weeks ended March 28, 2006. SFAS 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based payments be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows, whereas, in prior periods, these amounts were presented as an operating activity.
Stock Compensation Plans
     The Company’s equity compensation plans consist of the 1992 Equity Incentive Plan, the Formula Stock Option Plan for Independent Directors, and the 2001 Employee, Director, and Consultant Stock Option Plan.
     Long-Term Incentive Program – In the third quarter of 2005, the Company adopted a Long-Term Incentive Program (“LTIP”) as a sub-plan under the Company’s 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”) and the Company’s 1992 Equity Incentive Plan (“1992 Plan”) under which certain directors, officers, employees, and consultants, subject to approval by the Company’s Compensation and Stock Option Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2001 Plan and the 1992 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the thirteen weeks ended March 28, 2006, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $0.8 million.
     Performance awards under this LTIP are earned by participants based on achievement of performance goals established by the Compensation and Stock Option Committee of the Company’s Board of Directors (Committee). The performance period relating to the performance awards is a three fiscal year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0% to 300% of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50% in cash and 50% in common stock unless the Committee otherwise determines. For the thirteen weeks ended March 28, 2006, compensation expense related to the performance awards was $0.6 million.
     Stock options under this LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options vest over five years and must be exercised within six years from date of grant.
     Restricted stock of the Company under this LTIP are granted at no cost to participants. Plan participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25% of these shares after two years and thereafter 25% each year for the next three years. Upon issuance of restricted stock under the LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the thirteen weeks ended March 28, 2006, restricted stock expense was $0.1 million.
     Under the deferred annual bonus match award portion of the LTIP, eligible participants receive an additional 50% of their annual bonus which is paid three years after the date of the original bonus. For the thirteen weeks ended March 28, 2006, compensation expense related to the deferred annual bonus match award was $0.1 million.
     1992 Equity Incentive Plan – In May 1992, the Company adopted the 1992 Plan. A total of 8,600,000 shares of Class A Common Stock are authorized for issuance under the 1992 Plan as awards, which can be in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units, to employees and consultants.
     Formula Stock Option Plan for Independent Directors – On January 27, 1994, the Company’s Board of Directors authorized the Formula Stock Option Plan for Independent Directors. This plan authorized for issuance a total of 300,000 shares and was adopted by stockholders on May 25, 1994. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 6 years following the grant date. No further shares are available for issuance under this plan. In January 2006, the Board of Directors authorized a new compensation arrangement for independent directors that compensates directors at a fixed dollar amount, with payment consistent with the Company’s LTIP and expected to be made through a combination of cash, stock options, and, upon stockholder approval of an appropriate stock incentive plan, restricted stock.
     2001 Employee, Director, and Consultant Stock Option Plan – The 2001 Plan was adopted in June 2001. A total of 3,000,000 shares of Class A Common Stock are authorized for issuance under the 2001 Plan as awards, which can be in the form of stock options, to employees, directors, and consultants.
     Employee Stock Purchase Plan – The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 700,000 shares of Class A Common Stock. The ESPP gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were approximately 6,000 and 7,600 shares purchased with a weighted average fair value of purchase rights of $9.85 and $6.05 during the thirteen weeks ended March 28, 2006 and sixteen weeks ended April 19, 2005, respectively. For the thirteen weeks ended March 28, 2006 the Company recognized expenses of approximately $0.1 million related to stock purchase plan discounts.

     Under APB No. 25, the Company did not expense stock-based compensation costs during the sixteen weeks ended April 19, 2005. The Company’s pro forma net income and pro forma earnings per share for the sixteen weeks ended April 19, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

16 Weeks Ended
April 19, 2005
Net income, as reported	$13,923
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,686)
Pro forma net income	$12,237

Net income per share:
Basic, as reported	$0.45
Basic, pro forma	$0.40
Diluted, as reported	$0.44
Diluted, pro forma	$0.40
     The weighted average grant date fair value of options granted during the thirteen weeks ended March 28, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%, expected term of 5 years, risk-free interest rate of 4.54%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.
     A summary of stock option activity under the Company’s stock-based compensation plans for the thirteen weeks ended March 28, 2006 is summarized below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 27, 2005	2,569	$34.20
Granted	38	71.77
Exercised	(93)	24.94
Forfeited or expired	(19)	47.85

Outstanding at March 28, 2006	2,495	$35.01	3.79	$94,394

Exercisable at March 28, 2006	970	$30.52	3.58	$41,049

     The weighted-average grant-date fair value of options granted during the thirteen weeks ended March 28, 2006 was $25.00 and the total intrinsic value of options exercised during the same quarter was $4.4 million. As of March 28, 2006, the total unrecognized compensation cost related to non-vested options was $17.8 million, which is expected to be recognized over a weighted average period of approximately 4 years.

     The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity for the thirteen weeks ended March 28, 2006 is summarized below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at December 27, 2005	92	$52.87
Granted	11	68.92
Vested	—	—
Forfeited	(2)	52.73

Non-vested at March 28, 2006	101	$54.52

     As of March 28, 2006, there was $5.2 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 3 years. No restricted stock vested during the thirteen weeks ended March 28, 2006.
NOTE C-INVESTMENT IN GOVERNMENT SECURITIES
     Investments of $65.9 million and $46.3 million at March 28, 2006 and December 27, 2005, respectively, consist of United States treasury notes and government agency securities. During the thirteen weeks ended March 28, 2006, $11.1 million of investments matured or were called by the issuer and $30.6 million of investments were purchased by the Company. During the sixteen weeks ended April 19, 2005, $15.0 million of investments were purchased by the Company. During the thirteen weeks ended March 28, 2006 and the sixteen weeks ended April 19, 2005, the Company recognized interest income on these investments of $0.7 million and $0.3 million, respectively, which are net of discount amortization of $0.09 million in 2006 and net of premium amortization $0.03 million in 2005 and are classified in “Other (Income) Expense” in the Consolidated Statements of Operations. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from April 2006 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At March 28, 2006, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at March 28, 2006.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	March 28,	December 27,
	2006	2005
Food:
Fresh dough facilities:
Raw materials	$1,943	$1,941
Finished goods	471	331
Bakery-cafes:
Raw materials	3,670	3,989
Paper goods	872	881
Retail merchandise	208	216

	$7,164	$7,358

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	March 28, 2006	December 27, 2005
Compensation and employment related taxes	$8,925	$20,104
Capital expenditures	8,402	15,208
Unredeemed gift cards and certificates	9,443	13,576
Insurance	9,693	8,948
Income taxes	8,371	3,338
Advertising	3,582	3,102
Rent	1,839	2,351
Utilities	1,954	1,832
Taxes, other than income tax	1,876	1,338
Other	10,247	11,762

	$64,332	$81,559

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 28 locations of its former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2006 to December 2020 and have a potential amount of future rental payments of approximately $35.2 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	April 19, 2005
	(in thousands)
Revenues:
Company bakery-cafe operations	$155,080	$136,794
Franchise operations	14,468	15,417
Fresh dough operations	37,853	37,666
Intercompany sales eliminations	(13,430)	(11,729)

Total Revenues	$193,971	$178,148

Segment profit:
Company bakery-cafe operations	$30,735	$27,544
Franchise operations	13,075	13,650
Fresh dough operations	2,688	2,725

Total segment profit	$46,498	$43,919

Total segment profit	$46,498	$43,919
Depreciation and amortization	10,207	9,133
Unallocated general and administrative expenses	12,814	11,472
Pre-opening expenses	810	1,372
Interest Expense	3	12
Other (income) expense, net	(979)	4

Income before income taxes	$23,643	$21,926

Depreciation and amortization:
Company bakery-cafe operations	$7,582	$6,170
Fresh dough operations	1,644	1,868
Corporate administration	981	1,095

Total depreciation and amortization	$10,207	$9,133

Capital expenditures:
Company bakery-cafe operations	$16,538	$18,572
Fresh dough operations	3,118	1,837
Corporate administration	2,630	1,731

Total capital expenditures	$22,286	$22,140

	March 28, 2006	December 27, 2005
	(in thousands)
Segments assets:
Company bakery-cafe operations	$291,879	$301,517
Franchise operations	1,687	2,969
Fresh dough operations	39,306	37,567

Total segment assets	$332,872	$342,053

Total segment assets	$332,872	$342,053
Unallocated trade and other accounts receivable	3,125	3,485
Unallocated property and equipment	14,258	13,181
Unallocated deposits and other	3,724	2,263
Other unallocated assets	87,941	76,685

Total assets	$441,920	$437,667

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to company-owned life insurance program, and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE H-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	April 19, 2005
Amounts used for basic and diluted per share calculations:
Net income	$15,013	$13,923

Weighted average number of shares outstanding — basic	31,193	30,612
Effect of dilutive securities:
Employee stock options	773	788
Employee restricted stock	20	—
Employee performance awards	11	—

Weighted average number of shares outstanding — diluted	31,977	31,400

Basic earnings per common share:
Net income	$0.48	$0.45

Diluted earnings per common share:
Net income	$0.47	$0.44

     For the thirteen weeks ended March 28, 2006 and the sixteen weeks ended April 19, 2005, options for 0.1 million shares and 0.2 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
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
     For the thirteen weeks ended March 28, 2006, we earned $0.47 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 9% (comparable bakery-cafe sales growth of 8.9% for Company-owned bakery-cafes and 9.1% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 7.8% to $39,522 ($38,069 for Company-owned bakery-cafes and $40,318 for franchise-operated bakery-cafes), and 22 new bakery-cafes opened system-wide in the first quarter, including 9 Company-owned bakery-cafes and 13 franchise-operated bakery-cafes.
     In addition, for the thirteen weeks ended March 28, 2006, we recognized a $1.6 million charge in general and administrative expenses related to stock options as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) requiring the recognition of the fair value of stock-based compensation. See note B to the Consolidated Financial Statements in this Form 10-Q for further information.
Results of Operations
     In addition to the results provided in accordance with Generally Accepted Accounting Principles (“GAAP”) throughout this report, we have provided pro forma measurements to conform first quarter 2005 results to the 2006 presentation related to our quarterly calendar change and stock option expense. As previously reported, we adopted a new quarterly calendar in 2006 whereby each of our quarters include 13 weeks (4-5-4), rather than our prior calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters. In addition, effective December 28, 2005, the beginning of our first quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in

Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. We are providing the tables below because we believe they provide useful information to investors regarding our results of operations by providing prior reported amounts on a basis comparable to that used in the current period. The pro forma net income and earnings per share amount of $11,281,000 and $0.36, respectively, for the thirteen weeks ended March 29, 2005 are considered “non-GAAP financial measures” under applicable SEC rules because they are adjusted to reflect the effect of the quarterly calendar change and to include stock-based compensation expense that are not included in the directly comparable measures calculated in accordance with GAAP. These non-GAAP financial measures are not a substitute for the reported GAAP measures.
     The following table sets forth our Consolidated Statements of Operations for the thirteen weeks ended March 28, 2006 and the sixteen weeks ended April 19, 2005. In addition, in order to conform first quarter 2005 results to the 2006 presentation, we have provided the following pro forma Consolidated Statement of Operations for the thirteen weeks ended March 29, 2005, which reflects the effect of the quarterly calendar change, as indicated in footnote (1) below, and provided the pro forma stock-based compensation expense amount for the thirteen weeks ended March 29, 2005 in footnote (2) below.

	13 Weeks Ended	16 Weeks Ended	13 Weeks Ended
	March 28, 2006	April 19, 2005	March 29, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	$155,080	$136,794	$110,559
Franchise royalties and fees	14,468	15,417	12,448
Fresh dough sales to franchisees	24,423	25,937	21,130

Total revenue	193,971	178,148	144,137
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	45,743	37,414	29,478
Labor	47,351	42,248	34,038
Occupancy	11,008	10,182	8,296
Other operating expenses	20,243	19,406	15,509

Total bakery-cafe expenses	124,345	109,250	87,321
Fresh dough cost of sales to franchisees	21,734	23,212	19,004
Depreciation and amortization	10,207	9,133	7,313
General and administrative expenses	14,208	13,239	10,304	(2)
Pre-opening expenses	810	1,372	907

Total costs and expenses	171,304	156,206	124,849

Operating profit	22,667	21,942	19,288
Interest expense	3	12	10
Other (income) expense, net	(979)	4	31

Income before income taxes	23,643	21,926	19,247
Income taxes	8,630	8,003	7,025

Net income	$15,013	$13,923	$12,222

Basic net income per share	$0.48	$0.45	$0.40
Diluted net income per share	$0.47	$0.44	$0.39	(2)
Shares used in calculation of basic EPS	31,193	30,612	30,583
Shares used in calculation of diluted EPS	31,997	31,400	31,366

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the first quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended March 28, 2006. For the first quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 16 weeks ended April 19, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended March 29, 2005, as if the new quarterly calendar had been adopted for the first quarter of fiscal 2005.

(2)	Prior to the adoption of SFAS 123R, in fiscal 2006, we elected to follow the provisions of APB 25, in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure — an Amendment of SFAS 123,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for stock option plans prior to fiscal 2006. Under the new quarterly calendar, stock-based compensation costs would have decreased pro forma earnings per diluted share by $0.03 for the thirteen weeks ended March 29, 2005.
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the period indicated. Percentages may not add due to rounding:

	13 Weeks Ended	16 Weeks Ended	13 Weeks Ended
	March 28, 2006	April 19, 2005	March 29, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	79.9%	76.7%	76.7%
Franchise royalties and fees	7.5	8.7	8.6
Fresh dough sales to franchisees	12.6	14.6	14.7

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (2):
Cost of food and paper products	29.5%	27.4%	26.7%
Labor	30.5	30.9	30.8
Occupancy	7.1	7.4	7.5
Other operating expenses	13.1	14.2	14.0

Total bakery-cafe expenses	80.2	79.9	79.0
Fresh dough cost of sales to franchisees (3)	89.0	89.5	89.9
Depreciation and amortization	5.3	5.1	5.1
General and administrative expenses	7.3	7.4	7.1
Pre-opening expenses	0.4	0.8	0.6

Total costs and expenses	88.3	87.7	86.6

Operating profit	11.7	12.3	13.4
Interest expense	—	—	—
Other expense, net	(0.5)	—	—

Income before income taxes	12.2	12.3	13.4
Income taxes	4.4	4.5	4.9

Net income	7.7%	7.8%	8.5%

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the first quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended March 28, 2006. For the first quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 16 weeks ended April 19, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended March 29, 2005, as if the new quarterly calendar had been adopted for the first quarter of fiscal 2005.

(2)	As a percentage of bakery-cafe sales.

(3)	As a percentage of fresh dough sales to franchisees.

     The adjustments for the quarterly calendar change and stock-based compensation expense had the following effect on reported net income and diluted earnings per share (in thousands, except earnings per share):

	13 Weeks Ended	16 Weeks Ended	Percentage
	March 28, 2006	April 19, 2005	Increase
		(Pro forma)
Net income, as reported	$15,013	$13,923
Less: Quarterly calendar change adjustment	—	(1,701)

Net income, as reported/calendar adjusted 3/29/05	$15,013	$12,222

Less: Stock-based compensation expense included in footnote, net of tax	—	(941)

Net income, as reported/pro forma 3/29/05	$15,013	$11,281	33%

Diluted earnings per share, as reported	$0.47	$0.44
Less: Quarterly calendar change adjustment	—	(0.05)

Net income, as reported/calendar adjusted 3/29/05	$0.47	$0.39

Less: SFAS 123 stock-based compensation expense included in footnote, net of tax	—	(0.03)

Diluted EPS, as reported/pro forma 3/29/05	$0.47	$0.36	31%

Shares used in diluted EPS calculation	31,997	31,366
The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes:

	13 Weeks Ended	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	March 29, 2005	April 19, 2005
		(Pro forma)
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	226
Bakery-cafes opened	9	11	17
Bakery-cafes closed	(1)	—	—

End of period	319	237	243

Franchise-operated:
Beginning of period	566	515	515
Bakery-cafes opened	13	13	15
Bakery-cafes closed	(1)	—	—

End of period	578	528	530

System-wide:
Beginning of period	877	741	741
Bakery-cafes opened	22	24	32
Bakery-cafes closed	(2)	—	—

End of period	897	765	773

     The two bakery-cafes closed during the thirteen weeks ended March 28, 2006 were closed in conjunction with relocations to new bakery-cafes.

     Increases in comparable bakery-cafe sales for the thirteen weeks ended March 28, 2006, the thirteen weeks ended March 29, 2005, and the sixteen weeks ended April 19, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	March 29, 2005	April 19, 2005
		(Pro forma)
Company-owned	8.9%	6.8%	7.1%
Franchise-operated	9.1%	5.6%	6.2%
System-wide	9.0%	6.0%	6.5%
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
     Comparable sales for the thirteen weeks ended March 28, 2006 increased at a higher rate than comparable sales for the thirteen weeks ended March 29, 2005 as a result of increased sales of products from our antibiotic-free chicken, sales from our Via Panera® catering business, sales from strengthened new product development, increased redemption of Panera cards sold in 2005, and the change in Easter timing. In 2006, Easter Sunday is on April 16, which occurs in our second quarter of fiscal 2006 (the four week period ending April 25, 2006). In 2005, Easter Sunday was on March 27, which occurred in our first quarter of 2005 (the four week period ended March 29, 2005). This shift in Easter timing positively impacted our comparable bakery-cafe sales in the first quarter of fiscal 2006 as normal bakery-cafe operating hours are reduced on Easter. In addition, we expect Easter timing will negatively impact our comparable bakery-cafe sales in the second quarter of fiscal 2006, specifically the four week period ending April 25, 2006.
Revenues
     Total revenues for the thirteen weeks ended March 28, 2006 were $194.0 million compared to $178.1 million for the sixteen weeks ended April 19, 2005. On a comparable basis, total revenues for the thirteen weeks ended March 28, 2006 increased 34.6% to $194.0 million compared to $144.1 million for the pro forma thirteen weeks ended March 29, 2005. The growth in total revenue for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is primarily due to the opening of 137 new bakery-cafes system-wide since March 29, 2005 and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended March 28, 2006 of 9%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirteen weeks ended March 28, 2006 and March 29, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	16 Weeks Ended
	March 28, 2006	March 29, 2005	Increase	April 19, 2005
		(Pro forma)
System-wide average weekly sales	$39,522	$36,650	7.8%	$36,815
System-wide number of operating weeks	11,502	9,760	17.8%	12,065
     Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year over year growth reflects sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. In addition, we had an additional three days in the first quarter of 2005 as compared to the first quarter of 2006 as a result of changing our fiscal week in 2005 to end on Tuesday rather than Saturday. Average weekly sales and comparable bakery-cafe sales exclude these three additional days in the first quarter of 2005 for comparative purposes.
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
     Bakery-cafe sales for the thirteen weeks ended March 28, 2006 were $155.1 million compared to $136.8 million for the sixteen weeks ended April 19, 2005. On a comparable basis, bakery-cafe sales for the thirteen weeks ended March 28, 2006 increased 40.2% to $155.1 million compared to $110.6 million for the pro forma thirteen weeks ended March 29, 2005. The increase in bakery-cafe sales for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is primarily due to the opening of 64 new Company-owned bakery-cafes since March 29, 2005 and the 8.9% increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended March 28, 2006. Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.2 percentage points for the thirteen weeks ended March 28, 2006 as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 2.1 percentage points for the thirteen weeks ended March 28, 2006 as compared to the same period in the prior year primarily as a result of the increase in the number of Company-owned bakery-cafe openings. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 19% and 81%, respectively, of the $44.5 million increase in sales from the comparable period in 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the thirteen weeks ended March 28, 2006 and March 29, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	16 Weeks Ended
	March 28, 2006	March 29, 2005	Increase	April 19, 2005
		(Pro forma)
Company-owned average weekly sales	$38,069	$35,752	6.5%	$35,914
Company-owned number of operating weeks	4,074	2,996	36.0%	3,713
     Franchise royalties and fees for the thirteen weeks ended March 28, 2006 were $14.5 million compared to $15.4 million for the sixteen weeks ended April 19, 2005. On a comparable basis, franchise royalties and fees for the thirteen weeks ended March 28, 2006 increased 16.9% to $14.5 million compared to $12.4 million for the pro forma thirteen weeks ended March 29, 2005. The components of franchise royalties and fees are as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended	16 Weeks Ended
	March 28, 2006	March 29, 2005	April 19, 2005
		(Pro forma)
Franchise royalties	$13,988	$12,058	$14,872
Franchise fees	480	390	545

Total	$14,468	$12,448	$15,417

     The increase in royalty revenue for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year can be attributed to the opening of 73 franchise-operated bakery-cafes since March 29, 2005 and the 9.1% increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended March 28, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 49% and 51%, respectively, of the $41.0 million increase in sales from the comparable period in 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the thirteen weeks ended March 28, 2006 and March 29, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	16 Weeks Ended
	March 28, 2006	March 29, 2005	Increase	April 19, 2005
		(Pro forma)
Franchise-operated average weekly sales	$40,318	$37,047	8.8%	$37,215
Franchise-operated number of operating weeks	7,428	6,764	9.8%	8,352
     As of March 28, 2006, there were 578 franchise-operated bakery-cafes open and commitments to open 423 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements (ADAs) with franchisees, with the majority opening in the next four to five years. In 2006, we expect our area developers to open 80 to 85 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough sales to franchisees for the thirteen weeks ended March 28, 2006 were $24.4 million compared to $25.9 million for the sixteen weeks ended April 19, 2005. On a comparable basis, fresh dough sales to franchisees for the thirteen weeks ended March 28, 2006 increased 15.6% to $24.4 million compared to $21.1 million for the pro forma thirteen weeks ended March 29, 2005. The increase for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year was primarily driven by the increased number of franchise-operated bakery-cafes opened described previously.

Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 29.5% of bakery-cafe sales for the thirteen weeks ended March 28, 2006 compared to 27.4% of bakery-cafe sales for the sixteen weeks ended April 19, 2005. On a comparable basis, the cost of food and paper products increased to 29.5% of bakery-cafe sales for the thirteen weeks ended March 28, 2006 compared to 26.7% of bakery-cafe sales for the pro forma thirteen weeks ended March 29, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe sales for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year was primarily due to higher cost and mix impact of antibiotic free chicken, increased commodity and bakery leftover cost as we focus more attention on bakery sales, and higher fuel costs, which averaged $2.58 per gallon in 2006 compared to $2.24 in the comparable period in 2005, partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened. For the thirteen weeks ended March 28, 2006, there was an average of 50.5 bakery-cafes per fresh dough facility compared to an average of 44.8 for the thirteen weeks ended March 29, 2005.
     Labor expense was $47.4 million, or 30.5% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $42.2 million, or 30.9% of bakery-cafe sales, for the sixteen weeks ended April 19, 2005. On a comparable basis, labor expense was $47.4 million, or 30.5% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $34.0 million, or 30.8% of bakery-cafe sales, for the pro forma thirteen weeks ended March 29, 2005. The labor expense as a percentage of bakery-cafe sales decreased between the thirteen weeks ended March 28, 2006 and the thirteen weeks ended March 29, 2005 primarily as a result of leveraging these costs over higher sales volumes, partially offset by higher costs in the bakery-cafe bonus program.
     Occupancy cost was $11.0 million, or 7.1% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $10.2 million, or 7.4% of bakery-cafe sales, of occupancy cost for the sixteen weeks ended April 19, 2005. On a comparable basis, occupancy cost was $11.0 million, or 7.1% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $8.3 million, or 7.5% of bakery-cafe sales, of occupancy cost for the pro forma thirteen weeks ended March 29, 2005. The decrease in occupancy cost as a percentage of bakery-cafe sales for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is primarily due to the leveraging of these costs over higher sales volumes as well as variation in construction period rent.
     Other operating expenses were $20.2 million, or 13.1% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $19.4 million, or 14.2% of bakery-cafe sales, for the sixteen weeks ended April 19, 2005. On a comparable basis, other operating expenses were $20.2 million, or 13.1% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $15.5 million, or 14.0% of bakery-cafe sales, for the pro forma thirteen weeks ended March 29, 2005. The decrease in other operating expenses rate for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is primarily due to the leveraging of these costs over higher sales volumes and lower marketing costs, partially offset by higher utility costs.
     For the thirteen weeks ended March 28, 2006, fresh dough facility cost of sales to franchisees was $21.7 million, or 89.0% of fresh dough facility sales to franchisees, compared to $23.2 million, or 89.5% of fresh dough facility sales to franchisees, for the sixteen weeks ended April 19, 2005. On a comparable basis, fresh dough facility cost of sales to franchisees for the thirteen weeks ended March 28, 2006 was $21.7 million, or 89.0% of fresh dough facility sales to franchisees, compared to $19.0 million, or 89.9% of fresh dough facility sales to franchisees, for the pro forma thirteen weeks ended March 29, 2005. The decrease in the fresh dough facility cost of sales rate in the first quarter of 2006 compared to the same period in the prior year was primarily due to lower ingredient costs.
     General and administrative expenses were $14.2 million, or 7.3% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $13.2 million, or 7.4% of bakery-cafe sales, for the sixteen weeks ended April 19, 2005. On a comparable basis, general and administrative expenses were $14.2 million, or 7.3% of bakery-cafe sales, for the thirteen weeks ended March 28, 2006 compared to $10.3 million, or 7.1% of bakery-cafe sales, for the pro forma thirteen weeks ended March 29, 2005. The increase in general and administrative expenses rate for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is primarily due to stock-based compensation costs of $2.4 million, partially offset by the leveraging of these costs over higher revenues.
Operating Profit
     Operating profit for the thirteen weeks ended March 28, 2006 increased to $22.7 million, or 11.7% of total revenue, from $21.9 million, or 12.3% of total revenue, for the sixteen weeks ended April 19, 2005. On a comparable basis, operating profit for the thirteen weeks ended March 28, 2006 increased to $22.7 million, or 11.7% of total revenue, from $19.3 million, or 13.4% of total revenue, for the pro forma thirteen weeks ended March 29, 2005. Operating profit as a percentage of total revenues for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year decreased as a result of the factors described above.

Other Income and Expense
     Other income and expense for the thirteen weeks ended March 28, 2006 increased to $1.0 million of income, or 0.5% of total revenue, from $0.004 million of expense for the sixteen weeks ended April 19, 2005. On a comparable basis, other income and expense for the thirteen weeks ended March 28, 2006 increased to $1.0 million of income, or 0.5% of total revenue, from $0.03 million of expense for the pro forma thirteen weeks ended March 29, 2005. The increase in other income and expense for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year results primarily from increased interest income in 2006 resulting from both higher investment balances and higher interest rates. Prior year interest income was largely offset by non-recurring costs.
Income Taxes
     The provision for income taxes increased to $8.6 million for the thirteen weeks ended March 28, 2006, compared to $8.0 million for the sixteen weeks ended April 19, 2005 and $7.0 million for the pro forma thirteen weeks ended March 29, 2005. The tax provisions for the thirteen weeks ended March 28, 2006, sixteen weeks ended April 19, 2005, and pro forma thirteen weeks ended March 29, 2005 reflected a consistent combined federal, state, and local effective tax rate of 36.5%.
Net Income
     Net income for the thirteen weeks ended March 28, 2006 increased to $15.0 million, or $.47 per diluted share, compared to net income of $13.9 million, or $0.44 per diluted share, for the sixteen weeks ended April 19, 2005. On a comparable basis, net income for the thirteen weeks ended March 28, 2006 increased to $15.0 million, or $.47 per diluted share, compared to pro forma net income of $11.3 million, inclusive of SFAS 123 stock option expense, or $0.36 per diluted share, for the thirteen weeks ended March 29, 2005. The increase in net income for the thirteen weeks ended March 28, 2006 compared to the same period in the prior year is consistent with the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $8.5 million at March 28, 2006 compared with $24.5 million at December 27, 2005. Our principal requirements for cash are capital expenditures for the development of new bakery-cafes, for maintaining or remodeling existing bakery-cafes, for purchasing existing franchise-operated bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. For the thirteen weeks ended March 28, 2006, we met our requirements for capital with cash from operations.
     We had working capital of $38.3 million at March 28, 2006 and $15.9 million at December 27, 2005. The increase in working capital from December 27, 2005 to March 28, 2006 resulted primarily from an increase in current investments in government securities of $25.6 million and a decrease in accrued expenses of $17.2 million, partially offset by a decrease in cash and cash equivalents of $16.0 million and a decrease in trade and other receivables of $6.0 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	13 Weeks Ended	16 Weeks Ended
Cash provided by (used in):	March 28, 2006	April 19, 2005
Operating Activities	$23,062	$32,598
Investing Activities	$(43,227)	$(39,484)
Financing Activities	$4,203	$4,856
     Operating Activities
     Funds provided by operating activities for the thirteen weeks ended March 28, 2006 and the sixteen weeks ended April 19, 2005 were $23.1 million and $32.6 million, respectively. Funds provided by operating activities of $23.1 million for the thirteen weeks ended March 28, 2006 primarily resulted from net income, depreciation and amortization, and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. Funds provided by operating activities of $32.6 million for the sixteen weeks ended April 19, 2005 primarily resulted from net income, depreciation and amortization, and tax benefit from exercise of stock options.
     Investing Activities
     Total capital expenditures for the thirteen weeks ended March 28, 2006 were $22.3 million and were primarily related to the opening of 9 Company-owned bakery-cafes in the first quarter of 2006, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2006, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure. Total capital expenditures were $22.1 million for the sixteen weeks ended

April 19, 2005 and were primarily related to the opening of 17 Company-owned bakery-cafes in the first quarter of 2005, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2005, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure.
     As of March 28, 2006 and December 27, 2005, we had investments of $65.9 million and $46.3 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of March 28, 2006, all investments were classified as held-to-maturity as we have the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at March 28, 2006.
     Financing Activities
     On December 19, 2003, we entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on our leverage ratio and type of loan (resulting in interest rates of approximately 5.5% to 6.3% at March 28, 2006). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets, and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of March 28, 2006, we were in compliance with all debt covenants. At March 28, 2006, we had $9.9 million available under the revolver with $0.1 million utilized by an outstanding letter of credit. We have not borrowed under our revolver in any of the last three fiscal years.
     Financing activities provided $4.2 million and $4.9 million for the thirteen weeks ended March 28, 2006 and the sixteen weeks ended April 19, 2005, respectively. The financing activities for the thirteen weeks ended March 28, 2006 included $2.3 million from the exercise of stock options, $1.6 million from the tax benefit from exercise of stock options, and $0.3 million from the issuance of common stock under employee benefit plans. The financing activities for the sixteen weeks ended April 19, 2005, included $4.6 million from the exercise of stock options and $0.3 million from the issuance of common stock under employee benefit plans.
Critical Accounting Policies & Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
     We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2005, we consider our policies on accounting for revenue recognition, goodwill, self-insurance, and lease obligations to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. In connection with the adoption of SFAS 123R as of the beginning of the Company’s first quarter of fiscal year 2006, we have added “Stock-Based Compensation” as a critical accounting policy.
     Stock-Based Compensation
     We maintain several stock-based incentive plans. We grant options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options are generally exercisable ratably over a four-year period beginning one year from date of grant and have a six-year term. We also grant restricted stock with vesting and terms similar to option grants. In addition, we offer a stock purchase plan where employees may purchase our common stock each calendar quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted stock at 85 percent of market value on the purchase date.
     Prior to the effective date of SFAS 123R, we applied APB 25, and related interpretations, for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.
     Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date we adopted SFAS 123R.
     Stock-based compensation expense recognized during the thirteen weeks ended March 28, 2006 totaled approximately $1.6 million related to stock options, $0.1 million related to restricted stock, and $0.1 million related to stock purchase plan discounts. Stock-based compensation expense was included in “general and administrative expenses” in the Consolidated Statements of Operations.
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2006 of approximately $120 million to $130 million, which consists of the following: $75 million to $80 million related to the opening of 70 to 75 new Company-owned bakery-cafes and the costs incurred on early 2007 openings, $15 million to $18 million related to the remodeling of existing bakery-cafes, $15 million to $17 million related to the opening of 3 new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $15 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on our revolver.
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
     Off-Balance Sheet Arrangement — We are the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 28 locations of our former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from October 2006 to December 2020 and have a potential amount of future rental payments of approximately $35.2 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, we have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2005.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 28,2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 28, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2005 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. These factors include but are not limited to the following:
•	Our growth strategy, our business, and our ability to increase our revenue and operating profits could be adversely affected if we are unable to execute our growth strategy.

•	Our growth strategy depends on continued development by our franchisees. If our franchisees do not continue to successfully open new bakery-cafes, our business could be adversely affected.

•	If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

•	We depend on senior management and on the retention and recruiting of other personnel for our future success. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue our growth.

•	Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.

•	Competition may adversely affect our operations and our results of operation.

•	Rising insurance costs could negatively impact our profitability.

•	Disruptions in our supply chain or increases in ingredient, product and other supply costs could adversely affect our profitability and operating results.

•	Disruptions or supply issues in our fresh dough facilities, could adversely affect our business and results of operations.

•	Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.

•	We are subject to complaints and litigation that could have a material adverse affect on our business.

•	We periodically acquire existing bakery-cafes from our franchisees, which could adversely affect our results of operation.

•	Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our financial condition.
See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2005 for a further discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate.
     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2005.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.
10.1	Description of Compensation Arrangements with Non-Employee Directors. *
31.1	Certification by Chief Executive Officer. *
31.2	Certification by Chief Financial Officer. *
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(REGISTRANT)

Dated: May 4, 2006	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated: May 4, 2006	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky
President

Dated: May 4, 2006	By:	/s/ Mark E. Hood

Mark E. Hood
Senior Vice President, Chief Financial Officer

Dated: May 4, 2006	By:	/s/ Richard R. Isaak

Richard R. Isaak
Vice President, Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.
10.1	Description of Compensation Arrangements with Non-Employee Directors. *
31.1	Certification by Chief Executive Officer. *
31.2	Certification by Chief Financial Officer. *
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.