Form 10-Q
period 2006-06-27
PANERA BREAD CO
filed 2006-08-04
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of July 31, 2006, 30,048,523 shares and 1,400,031 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 27, 2006	December 27, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,038	$24,451
Investments in government securities	50,325	36,200
Trade accounts receivable	14,592	18,229
Other accounts receivable	7,486	6,929
Inventories	7,557	7,358
Prepaid expenses	5,999	5,736
Deferred income taxes	5,054	3,871

Total current assets	114,051	102,774
Property and equipment, net	292,021	268,809
Other assets:
Investments in government securities	—	10,108
Goodwill	48,583	48,540
Other intangible assets	3,130	3,219
Deposits and other	5,630	4,217

Total other assets	57,343	66,084

Total assets	$463,415	$437,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,205	$4,422
Accrued expenses	66,092	82,443

Total current liabilities	71,297	86,865
Deferred income taxes	2,624	5,022
Deferred rent	25,049	23,935
Other long-term liabilities	7,830	4,867

Total liabilities	106,800	120,689
Commitments and contingencies (Note F)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,147,929 issued and 30,038,929 outstanding in 2006; and 29,957,297 issued and 29,848,297 outstanding in 2005	3	3
Class B, 10,000,000 shares authorized; 1,400,031 issued and outstanding in 2006 and 1,400,621 in 2005	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	164,972	158,984
Retained earnings	192,540	163,473
Unearned deferred compensation	—	(4,582)

Total stockholders’ equity	356,615	316,978

Total liabilities and stockholders’ equity	$463,415	$437,667

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	July 12, 2005	June 27, 2006	July 12, 2005
Revenues:
Bakery-cafe sales	$157,151	$109,112	$312,231	$245,906
Franchise royalties and fees	15,346	12,109	29,814	27,526
Fresh dough sales to franchisees	24,638	18,951	49,061	44,888

Total revenue	197,135	140,172	391,106	318,320
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	46,215	32,157	91,958	69,571
Labor	48,104	33,273	95,455	75,521
Occupancy	11,511	8,004	22,519	18,186
Other operating expenses	22,276	15,523	42,519	34,929

Total bakery-cafe expenses	128,106	88,957	252,451	198,207
Fresh dough cost of sales to franchisees	20,783	16,179	42,517	39,391
Depreciation and amortization	10,517	7,401	20,724	16,534
General and administrative expenses	14,640	10,557	28,848	23,796
Pre-opening expenses	1,674	803	2,484	2,175

Total costs and expenses	175,720	123,897	347,024	280,103

Operating profit	21,415	16,275	44,082	38,217
Interest expense	4	16	7	28
Other (income) expense, net	(717)	(165)	(1,696)	(161)

Income before income taxes	22,128	16,424	45,771	38,350
Income taxes	8,076	5,995	16,706	13,998

Net income	$14,052	$10,429	$29,065	$24,352

Net income per share:
Basic	$0.45	$0.34	$0.93	$0.79

Diluted	$0.44	$0.33	$0.91	$0.77

Weighted average shares used in computation:
Basic	31,269	30,871	31,218	30,726

Diluted	32,042	31,689	32,010	31,531

The accompanying notes are an integral part of the consolidated financial statements.
See Item 2 of Part I of this Form 10-Q for pro forma Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 28, 2005.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	July 12, 2005
Cash flows from operations:
Net income	$29,065	$24,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,724	16,534
Stock based compensation expense	3,561	—
Tax benefit from exercise of stock options	(2,635)	7,110
Deferred income taxes	(3,581)	(1,149)
Other	(292)	378
Changes in operating assets and liabilities:
Trade and other accounts receivable	3,080	1,056
Inventories	(199)	(262)
Prepaid expenses	(263)	(1,788)
Accounts payable	783	2,909
Accrued expenses	(8,921)	4,574
Deferred rent	1,114	2,902
Other long-term liabilities	2,779	598

Net cash provided by operating activities	45,215	57,214

Cash flows from investing activities:
Additions to property and equipment	(48,500)	(37,314)
Purchase of investments	(30,619)	(20,025)
Investment maturities proceeds	26,900	300
Increase in deposits and other	(1,420)	(1,864)

Net cash used in investing activities	(53,639)	(58,903)

Cash flows from financing activities:
Exercise of employee stock options	3,626	7,934
Tax benefit from exercise of stock options	2,635	—
Proceeds from issuance of common stock under employee benefit plans	750	526

Net cash provided by financing activities	7,011	8,460

Net (decrease)/increase in cash and cash equivalents	(1,413)	6,771
Cash and cash equivalents at beginning of period	24,451	29,639

Cash and cash equivalents at end of period	$23,038	$36,410

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A-BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 27, 2005. The consolidated financial statements consist of the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
NOTE B-STOCK-BASED COMPENSATION
     Effective December 28, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under the modified prospective transition method of SFAS 123R, the value of stock-based compensation is measured at fair value on the grant date of the award based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. Prior to adoption of SFAS 123R, the Company accounted for its stock-based awards using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of APB No. 25, no stock-based compensation cost was reflected in the consolidated financial statements as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. In adopting SFAS 123R using the modified prospective transition method, the Company has not restated the results of prior periods.
     As a result of adopting SFAS 123R on December 28, 2005, stock-based compensation expense related to stock options recognized for the thirteen weeks ended June 27, 2006 was $1.4 million, or $0.03 per basic and diluted share, which is net of $0.2 million of capitalized compensation cost related to new bakery-cafe construction. Stock-based compensation for the twenty-six weeks ended June 27, 2006 was $3.0 million, or $0.06 per basic and diluted share, which is net of $0.4 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense was $0.5 million and $1.1 million for the thirteen and twenty-six weeks ended June 27, 2006, respectively. Cash received from the exercise of stock options was $1.3 million and $3.6 million for the thirteen and twenty-six weeks ended June 27, 2006, respectively. Cash received from the exercise of stock options was $3.3 million and $7.9 million for the twelve and twenty-eight weeks ended July 12, 2005, respectively. Windfall tax benefits realized from exercised stock options was $1.0 million and $2.6 million for the thirteen and twenty-six weeks ended June 27, 2006, respectively. SFAS 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based payments be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows, whereas, in prior periods, these amounts were presented as an operating activity.
Stock Compensation Plans
     As of June 27, 2006, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”), the Formula Stock Option Plan for Independent Directors (“Formula Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
     2006 Stock Incentive Plan – In March 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provides for the grant of up to 1,500,000 shares of the Company’s Class A Common Stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. As a result of stockholder approval of the 2006

Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan to the Company’s Compensation and Stock Option Committee (“Committee”).
     Long-Term Incentive Program – In the third quarter of 2005, the Company adopted a Long-Term Incentive Program as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the Long-Term Incentive Program to provide that the Long-Term Incentive Program is a sub-plan under the 2006 Plan (“LTIP”). Under the LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the thirteen and twenty-six weeks ended June 27, 2006, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $0.5 million and $1.4 million, respectively.
     Performance awards under the LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0% to 300% of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50% in cash and 50% in common stock unless the Committee otherwise determines. For the thirteen and twenty-six weeks ended June 27, 2006, compensation expense related to the performance awards was $0.1 million and $0.6 million, respectively.
     Stock options under the LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options vest over five years and must be exercised within six years from date of grant.
     Restricted stock of the Company under the LTIP is granted at no cost to participants. Participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25% of these shares after two years and thereafter 25% each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the thirteen and twenty-six weeks ended June 27, 2006 restricted stock expense was $0.3 million and $0.5 million, respectively.
     Under the deferred annual bonus match award portion of the LTIP, eligible participants receive an additional 50% of their annual bonus which is paid three years after the date of the original bonus. For the thirteen and twenty-six weeks ended June 27, 2006, compensation expense related to the deferred annual bonus match award was $0.2 million and $0.3 million, respectively.
     1992 Equity Incentive Plan – The Company adopted the 1992 Plan in May 1992. A total of 8,600,000 shares of Class A Common Stock were authorized for issuance under the 1992 Plan as awards, which could have been in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units, to employees and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 1992 Plan.
     Formula Stock Option Plan for Independent Directors – The Company’s Board of Directors authorized the Formula Plan on January 27, 1994. The Formula Plan is authorized for the issuance of a total of 300,000 shares and was adopted by stockholders on May 25, 1994. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 6 years following the grant date. The plan expired in January 2004 and no further shares are available for issuance under the Formula Plan. In January 2006, the Board of Directors authorized a new compensation arrangement for independent directors that compensates directors at a fixed dollar amount, with payment consistent with the LTIP and expected to be made through a combination of cash, stock options, and restricted stock.
     2001 Employee, Director, and Consultant Stock Option Plan – The Company adopted the 2001 Plan in June 2001. A total of 3,000,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan as awards, which could have been in the form of stock options, to employees, directors, and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options under the 2001 Plan.

     Employee Stock Purchase Plan – The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 700,000 shares of Class A Common Stock. The ESPP gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were approximately 6,500 and 5,500 shares purchased with a weighted average fair value of purchase rights of $11.28 and $8.48 during the thirteen weeks ended June 27, 2006 and twelve weeks ended July 12, 2005, respectively. There were approximately 12,500 and 13,100 shares purchased with a weighted average fair value of purchase rights of $10.59 and $7.07 during the twenty-six weeks ended June 27, 2006 and twenty-eight weeks ended July 12, 2005, respectively. For the thirteen and twenty-six weeks ended June 27, 2006 the Company recognized expenses of approximately $0.05 million and $0.1 million, respectively, related to stock purchase plan discounts.
     Under APB No. 25, the Company did not expense stock-based compensation costs during the twelve and twenty-eight weeks ended July 12, 2005. The Company’s pro forma net income and pro forma earnings per share for the twelve and twenty-eight weeks ended July 12, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	12 Weeks Ended	28 Weeks Ended
	July 12, 2005	July 12, 2005

Net income, as reported	$10,429	$24,352
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(1,266)	(2,207)

Pro forma net income	$9,163	$22,145

Net income per share:
Basic, as reported	$0.34	$0.79
Basic, pro forma	$0.30	$0.72
Diluted, as reported	$0.33	$0.77
Diluted, pro forma	$0.29	$0.70
     The weighted average fair value of the options granted during the twelve and twenty-eight weeks ended July 12, 2005 was $24.14 per share and $21.53 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 36%, risk-free interest rate of 3.83% and 3.87%, respectively, expected life of 5 years, and expected dividend yield of 0%,.
     The weighted average grant date fair value of options granted during the thirteen and twenty-six weeks ended June 27, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%, expected term of 5 years, risk-free interest rate of 4.99% and 4.77% for the thirteen and twenty-six weeks ended June 27, 2006, respectively, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

     A summary of stock option activity under the Company’s stock-based compensation plans for the thirteen weeks ended June 27, 2006 is set forth below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 28, 2006	2,495	$35.01
Granted	—	62.47
Exercised	(59)	23.18
Forfeited or expired	(13)	41.21

Outstanding at June 27, 2006	2,423	$35.27	3.56	$77,131

Exercisable at June 27, 2006	1,032	$31.13	3.33	$37,078

     A summary of stock option activity under the Company’s stock-based compensation plans for the twenty-six weeks ended June 27, 2006 is set forth below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 27, 2005	2,569	$34.20
Granted	38	71.69
Exercised	(152)	24.26
Forfeited or expired	(32)	45.04

Outstanding at June 27, 2006	2,423	$35.27	3.56	$77,131

Exercisable at June 27, 2006	1,032	$31.13	3.33	$37,078

     The weighted-average grant-date fair value of options granted during the thirteen and twenty-six weeks ended June 27, 2006 was $22.30 and $24.98, respectively, and the total intrinsic value of options exercised was $2.8 million and $7.2 million, respectively. As of June 27, 2006, the total unrecognized compensation cost related to non-vested options was $13.4 million, which is expected to be recognized over a weighted average period of approximately 2.76 years.
     The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity for the thirteen weeks ended June 27, 2006 is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at March 28, 2006	101	$54.52
Granted	18	68.18
Vested	—	—
Forfeited	(1)	52.73

Non-vested at June 27, 2006	118	$56.59

     A summary of the status of the Company’s restricted stock activity for the twenty-six weeks ended June 27, 2006 is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at December 27, 2005	92	$52.87
Granted	29	68.45
Vested	—	—
Forfeited	(3)	52.73

Non-vested at June 27, 2006	118	$56.59

     As of June 27, 2006, there was $5.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.3 years. No restricted stock vested during the twenty-six weeks ended June 27, 2006.
NOTE C-INVESTMENT IN GOVERNMENT SECURITIES
     Investments of $50.3 million and $46.3 million at June 27, 2006 and December 27, 2005, respectively, consist of United States treasury notes and government agency securities. During the twenty-six weeks ended June 27, 2006, $30.6 million of investments were purchased by the Company and $26.9 million of investments matured or were called by the issuer. During the twenty-eight weeks ended July 12, 2005, $20.0 million of investments were purchased by the Company and $0.3 million of investments matured or were called by the issuer. During the twenty-six weeks ended June 27, 2006 and the twenty-eight weeks ended July 12, 2005, the Company recognized interest income on these investments of $1.1 million and $0.6 million, respectively, which are net of discount amortization of $0.3 million in 2006 and net of premium amortization $0.06 million in 2005 and are classified in “Other (Income) Expense” in the Consolidated Statements of Operations. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from June 2006 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At June 27, 2006, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at June 27, 2006.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	June 27, 2006	December 27, 2005
Food:
Fresh dough facilities:
Raw materials	$2,056	$1,941
Finished goods	371	331
Bakery-cafes:
Raw materials	3,995	3,989
Paper goods	941	881
Retail merchandise	194	216

	$7,557	$7,358

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	June 27, 2006	December 27, 2005
Compensation and employment related taxes	$15,512	$20,104
Capital expenditures	10,413	15,208
Unredeemed gift cards and certificates	10,075	13,576
Insurance	9,627	8,948
Income taxes	—	3,338
Advertising	3,354	3,102
Rent	2,865	2,351
Utilities	2,284	1,832
Taxes, other than income tax	1,999	1,338
Other	9,963	12,646

	$66,092	$82,443

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 26 locations of its former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 2006 to December 2020 and have a potential amount of future rental payments of approximately $29.6 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
NOTE G-BUSINESS SEGMENT INFORMATION
     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread® or Saint Louis Bread Co.® names. These bakery-cafes sell fresh baked goods, made-to-order sandwiches on freshly baked breads, Crispani® hand-crafted pizza, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as Via Panera® catering.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	July 12, 2005	June 27, 2006	July 12, 2005
Revenues:
Company bakery-cafe operations	$157,151	$109,112	$312,231	$245,906
Franchise operations	15,346	12,109	29,814	27,526
Fresh dough operations	38,561	28,088	76,413	65,754
Intercompany sales eliminations	(13,923)	(9,137)	(27,352)	(20,866)

Total Revenues	$197,135	$140,172	$391,106	$318,320

Segment profit:
Company bakery-cafe operations	$29,045	$20,155	$59,780	$47,699
Franchise operations	14,029	10,688	27,104	24,338
Fresh dough operations	3,855	2,772	6,544	5,497

Total segment profit	$46,929	$33,615	$93,428	$77,534

Total segment profit	$46,929	$33,615	$93,428	$77,534
Depreciation and amortization	10,517	7,401	20,724	16,534
Unallocated general and administrative expenses	13,323	9,136	26,138	20,608
Pre-opening expenses	1,674	803	2,484	2,175
Interest Expense	4	16	7	28
Other (income) expense, net	(717)	(165)	(1,696)	(161)

Income before income taxes	$22,128	$16,424	$45,771	$38,350

Depreciation and amortization:
Company bakery-cafe operations	$7,714	$5,298	$15,296	$11,468
Fresh dough operations	1,754	1,322	3,398	3,190
Corporate administration	1,049	781	2,030	1,876

Total depreciation and amortization	$10,517	$7,401	$20,724	$16,534

Capital expenditures:
Company bakery-cafe operations	$22,709	$12,639	$39,247	$31,210
Fresh dough operations	1,720	1,336	4,838	3,174
Corporate administration	1,785	1,199	4,415	2,930

Total capital expenditures	$26,214	$15,174	$48,500	$37,314

	June 27, 2006	December 27, 2005
Segments assets:
Company bakery-cafe operations	$319,516	$301,517
Franchise operations	1,800	2,969
Fresh dough operations	39,494	37,567

Total segment assets	$360,810	$342,053

Total segment assets	$360,810	$342,053
Unallocated trade and other accounts receivable	4,394	3,485
Unallocated property and equipment	15,582	13,181
Unallocated deposits and other	2,686	2,263
Other unallocated assets	79,943	76,685

Total assets	$463,415	$437,667

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to company-owned life insurance program, and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE H-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	July 12, 2005	June 27, 2006	July 12, 2005
Amounts used for basic and diluted per share calculations:
Net income	$14,052	$10,429	$29,065	$24,352

Weighted average number of shares outstanding — basic	31,269	30,871	31,218	30,726
Effect of dilutive securities:
Employee stock options	737	818	757	805
Employee restricted stock	23	—	22	—
Employee performance awards	13	—	13	—

Weighted average number of shares outstanding — diluted	32,042	31,689	32,010	31,531

Basic earnings per common share:
Net income	$0.45	$0.34	$0.93	$0.79

Diluted earnings per common share:
Net income	$0.44	$0.33	$0.91	$0.77

     For the thirteen and twenty-six weeks ended June 27, 2006, options for 0.1 million shares were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidiliutive. For the twelve and twenty-eight weeks ended July 12, 2005, options for 0.1 million shares were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements when required in fiscal 2007. The Company is evaluating the effect of this pronouncement on its financial statements.

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
General
     Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “ours” in the following discussion.
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
     Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products to our franchisees and the sales of tuna and cream cheese to certain franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
     For the thirteen weeks ended June 27, 2006, we earned $0.44 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 3.2% (comparable bakery-cafe sales growth of 3.7% for Company-owned bakery-cafes and 3.0% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 1.6% to $38,621 ($37,231 for Company-owned bakery-cafes and $39,383 for franchise-operated bakery-cafes), and 43 new bakery-cafes opened system-wide in the second quarter, including 18 Company-owned bakery-cafes and 25 franchise-operated bakery-cafes.
     For the twenty-six weeks ended June 27, 2006, we earned $0.91 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 6.0% (comparable bakery-cafe sales growth of 6.1% for Company-owned bakery-cafes and 5.9% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 4.6% to $39,063 ($37,642 for Company-owned bakery-cafes and $39,843 for franchise-operated bakery-cafes), and 65 new bakery-cafes opened system-wide through the second quarter, including 27 Company-owned bakery-cafes and 38 franchise-operated bakery-cafes.
     In addition, for the thirteen and twenty-six weeks ended June 27, 2006, we recognized $1.4 million and $3.0 million, respectively, in general and administrative expenses related to stock options as a result of our adoption on December 28, 2005 of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of the fair value of stock-based compensation. See note B to the Consolidated Financial Statements in this Form 10-Q for further information.
Results of Operations
     In addition to the results provided in accordance with Generally Accepted Accounting Principles (“GAAP”) throughout this report, we have provided pro forma measurements to conform 2005 results to the 2006 presentation related to our quarterly calendar change and stock option expense. As previously reported, we adopted a new quarterly calendar in 2006 whereby each of our quarters include 13 weeks (4-5-4), rather than our prior calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters. In addition, effective December 28, 2005, the beginning of our first quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. We are providing the tables below because we believe they provide useful information to investors regarding our results of operations by providing prior reported amounts on a basis comparable to that used in the current period. The pro forma net income and earnings per share amount of $9,437,000 and $0.30, respectively, for the thirteen weeks ended June 28, 2005 and $20,718,000 and $0.66, respectively, for the twenty-six weeks ended June 28, 2005, are considered “non-GAAP financial measures” under applicable SEC rules because they are adjusted to reflect the effect of the quarterly calendar change and to include stock-based compensation expense that are not included in the directly comparable measures calculated in accordance with GAAP. These non-GAAP financial measures are not a substitute for the reported GAAP measures.
     The following table sets forth our Consolidated Statements of Operations for the thirteen weeks ended June 27, 2006 and the twelve weeks ended July 12, 2005. In addition, in order to conform 2005 results to the 2006 presentation, we have provided the following pro forma Consolidated Statement of Operations for the thirteen weeks ended June 28, 2005, which reflects the effect of the quarterly calendar change, as indicated in footnote (1) below, and provides the pro forma stock-based compensation expense amount for the thirteen weeks ended June 28, 2005 in footnote (2) below.

	13 Weeks Ended	12 Weeks Ended	13 Weeks Ended
	June 27, 2006	July 12, 2005	June 28, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	$157,151	$109,112	$117,836
Franchise royalties and fees	15,346	12,109	13,214
Fresh dough sales to franchisees	24,638	18,951	20,858

Total revenue	197,135	140,172	151,908
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	46,215	32,157	34,925
Labor	48,104	33,273	36,250
Occupancy	11,511	8,004	8,408
Other operating expenses	22,276	15,523	17,209

Total bakery-cafe expenses	128,106	88,957	96,792
Fresh dough cost of sales to franchisees	20,783	16,179	17,817
Depreciation and amortization	10,517	7,401	7,868
General and administrative expenses	14,640	10,557	11,795
Pre-opening expenses	1,674	803	895

Total costs and expenses	175,720	123,897	135,167

Operating profit	21,415	16,275	16,741
Interest expense	4	16	17
Other (income) expense, net	(717)	(165)	(131)

Income before income taxes	22,128	16,424	16,855
Income taxes	8,076	5,995	6,152

Net income	$14,052	$10,429	$10,703

Basic net income per share	$0.45	$0.34	$0.35
Diluted net income per share	$0.44	$0.33	$0.34	(2)
Shares used in calculation of basic EPS	31,269	30,871	30,836
Shares used in calculation of diluted EPS	32,042	31,689	31,653

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the second quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended June 27, 2006. For the second quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 12 weeks ended July 12, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended June 28, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	Prior to the adoption of SFAS 123R in fiscal 2006, we elected to follow the provisions of APB 25, in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for stock option plans prior to fiscal 2006. Under the new quarterly calendar, stock-based compensation costs would have decreased pro forma earnings per diluted share by $0.04 for the thirteen weeks ended June 28, 2005.
     The following table sets forth our Consolidated Statements of Operations for the twenty-six weeks ended June 27, 2006 and the twenty-eight weeks ended July 12, 2005. In addition, in order to conform 2005 results to the 2006 presentation, we have provided the following pro forma Consolidated Statement of Operations for the twenty-six weeks ended June 28, 2005, which reflects the effect of the quarterly calendar change, as indicated in footnote (1) below, and provides the pro forma stock-based compensation expense amount for the twenty-six weeks ended June 28, 2005 in footnote (2) below.

	26 Weeks Ended	28 Weeks Ended	26 Weeks Ended
	June 27, 2006	July 12, 2005	June 28, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	$312,231	$245,906	$228,395
Franchise royalties and fees	29,814	27,526	25,662
Fresh dough sales to franchisees	49,061	44,888	41,988

Total revenue	391,106	318,320	296,045
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	91,958	69,571	64,403
Labor	95,455	75,521	70,288
Occupancy	22,519	18,186	16,704
Other operating expenses	42,519	34,929	32,718

Total bakery-cafe expenses	252,451	198,207	184,113
Fresh dough cost of sales to franchisees	42,517	39,391	36,821
Depreciation and amortization	20,724	16,534	15,181
General and administrative expenses	28,848	23,796	22,099
Pre-opening expenses	2,484	2,175	1,802

Total costs and expenses	347,024	280,103	260,016

Operating profit	44,082	38,217	36,029
Interest expense	7	28	27
Other (income) expense, net	(1,696)	(161)	(100)

Income before income taxes	45,771	38,350	36,102
Income taxes	16,706	13,998	13,177

Net income	$29,065	$24,352	$22,925

Basic net income per share	$0.93	$0.79	$0.75
Diluted net income per share	$0.91	$0.77	$0.73	(2)
Shares used in calculation of basic EPS	31,218	30,726	30,708
Shares used in calculation of diluted EPS	32,010	31,531	31,512

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the second quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 26 weeks ended June 27, 2006. For the second quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 28 weeks ended July 12, 2005 and our pro forma Consolidated Statement of Operations for the 26 weeks ended June 28, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	Prior to the adoption of SFAS 123R in fiscal 2006, we elected to follow the provisions of APB 25, in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” and provide the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for stock option plans prior to fiscal 2006. Under the new quarterly calendar, stock-based compensation costs would have decreased pro forma earnings per diluted share by $0.07 for the twenty-six weeks ended June 28, 2005.
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the period indicated. Percentages may not add due to rounding:

	13 Weeks Ended	12 Weeks Ended	13 Weeks Ended
	June 27, 2006	July 12, 2005	June 28, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	79.7%	77.9%	77.6%
Franchise royalties and fees	7.8	8.6	8.7
Fresh dough sales to franchisees	12.5	13.5	13.7

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (2):
Cost of food and paper products	29.4%	29.5%	29.6%
Labor	30.6	30.5	30.8
Occupancy	7.3	7.3	7.1
Other operating expenses	14.2	14.2	14.6

Total bakery-cafe expenses	81.5	81.5	82.1
Fresh dough cost of sales to franchisees (3)	84.4	85.4	85.4
Depreciation and amortization	5.3	5.3	5.2
General and administrative expenses	7.4	7.5	7.8
Pre-opening expenses	0.8	0.6	0.6

Total costs and expenses	89.1	88.4	89.0

Operating profit	10.9	11.6	11.0
Interest expense	—	—	—
Other (income) expense, net	(0.4)	(0.1)	(0.1)

Income before income taxes	11.2	11.7	11.1
Income taxes	4.1	4.3	4.0

Net income	7.1%	7.4%	7.0%

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the second quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended June 27, 2006. For the second quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 12 weeks ended July 12, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended June 28, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	As a percentage of bakery-cafe sales.

(3)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the period indicated. Percentages may not add due to rounding:

	26 Weeks Ended	28 Weeks Ended	26 Weeks Ended
	June 27, 2006	July 12, 2005	June 28, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	79.8%	77.3%	77.1%
Franchise royalties and fees	7.6	8.6	8.7
Fresh dough sales to franchisees	12.6	14.1	14.2

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (2):
Cost of food and paper products	29.5%	28.3%	28.2%
Labor	30.6	30.7	30.8
Occupancy	7.2	7.4	7.3
Other operating expenses	13.6	14.2	14.3

Total bakery-cafe expenses	80.9	80.6	80.6
Fresh dough cost of sales to franchisees (3)	86.7	87.8	87.7
Depreciation and amortization	5.3	5.2	5.1
General and administrative expenses	7.4	7.5	7.5
Pre-opening expenses	0.6	0.7	0.6

Total costs and expenses	88.7	88.0	87.8

Operating profit	11.3	12.0	12.2
Interest expense	—	—	—
Other (income) expense, net	(0.4)	(0.1)	—

Income before income taxes	11.7	12.0	12.2
Income taxes	4.3	4.4	4.5

Net income	7.4%	7.7%	7.7%

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the second quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 26 weeks ended June 27, 2006. For the second quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 28 weeks ended July 12, 2005 and our pro forma Consolidated Statement of Operations for the 26 weeks ended June 28, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	As a percentage of bakery-cafe sales.

(3)	As a percentage of fresh dough sales to franchisees.

     The adjustments for the quarterly calendar change and stock-based compensation expense had the following effect on reported net income and diluted earnings per share in the second quarter (in thousands, except earnings per share):

	For the quarter ended		Percentage
	June 27, 2006	July 12, 2005	Increase
		(Pro forma)
Net income, as reported	$14,052	$10,429
Plus: Quarterly calendar change adjustment	—	274

Net income, as reported/calendar adjusted 13 weeks ended 6/28/05	$14,052	$10,703

Less: Stock-based compensation expense included in footnote, net of tax	—	(1,266)

Net income, as reported/pro forma 13 weeks ended 6/28/05	$14,052	$9,437	49%

Diluted earnings per share, as reported	$0.44	$0.33
Plus: Quarterly calendar change adjustment	—	0.01

Net income, as reported/calendar adjusted 13 weeks ended 6/28/05	$0.44	$0.34

Less: SFAS 123 stock-based compensation expense included in footnote, net of tax	—	(0.04)

Diluted EPS, as reported/pro forma 13 weeks ended 6/28/05	$0.44	$0.30	47%

Shares used in diluted EPS calculation	32,042	31,653
The adjustments for the quarterly calendar change and stock-based compensation expense had the following effect on reported net income and diluted earnings per share through the second quarter (in thousands, except earnings per share):

	For the two quarters ended		Percentage
	June 27, 2006	July 12, 2005	Increase
		(Pro forma)
Net income, as reported	$29,065	$24,352
Less: Quarterly calendar change adjustment	—	(1,427)

Net income, as reported/calendar adjusted 26 weeks ended 6/28/05	$29,065	$22,925

Less: Stock-based compensation expense included in footnote, net of tax	—	(2,207)

Net income, as reported/pro forma 26 weeks ended 6/28/05	$29,065	$20,718	40%

Diluted earnings per share, as reported	$0.91	$0.77
Less: Quarterly calendar change adjustment	—	(0.04)

Net income, as reported/calendar adjusted 26 weeks ended 6/28/05	$0.91	$0.73

Less: SFAS 123 stock-based compensation expense included in footnote, net of tax	—	(0.07)

Diluted EPS, as reported/pro forma 26 weeks ended 6/28/05	$0.91	$0.66	38%

Shares used in diluted EPS calculation	32,010	31,512

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the second quarter:

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
		(Pro forma)
Number of bakery-cafes:
Company-owned:
Beginning of period	319	237	243
Bakery-cafes opened	18	13	13
Bakery-cafes closed	—	(1)	(1)

End of period	337	249	255

Franchise-operated:
Beginning of period	578	528	530
Bakery-cafes opened	25	12	11
Bakery-cafes closed	(1)	(1)	(1)

End of period	602	539	540

System-wide:
Beginning of period	897	765	773
Bakery-cafes opened	43	25	24
Bakery-cafes closed	(1)	(2)	(2)

End of period	939	788	795

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes through the second quarter:

	26 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
		(Pro forma)
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	226
Bakery-cafes opened	27	24	30
Bakery-cafes closed	(1)	(1)	(1)

End of period	337	249	255

Franchise-operated:
Beginning of period	566	515	515
Bakery-cafes opened	38	25	26
Bakery-cafes closed	(2)	(1)	(1)

End of period	602	539	540

System-wide:
Beginning of period	877	741	741
Bakery-cafes opened	65	49	56
Bakery-cafes closed	(3)	(2)	(2)

End of period	939	788	795

     Increases in comparable bakery-cafe sales for the thirteen weeks ended June 27, 2006, the thirteen weeks ended June 28, 2005, and the twelve weeks ended July 12, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
		(Pro forma)
Company-owned	3.7%	8.4%	7.9%
Franchise-operated	3.0%	9.8%	9.9%
System-wide	3.2%	9.4%	9.3%
     Increases in comparable bakery-cafe sales for the twenty-six weeks ended June 27, 2006, the twenty-six weeks ended June 28, 2005, and the twenty-eight weeks ended July 12, 2005 were as follows:

	26 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
		(Pro forma)
Company-owned	6.1%	7.6%	7.5%
Franchise-operated	5.9%	7.8%	7.9%
System-wide	6.0%	7.8%	7.7%
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
Revenues
     Total revenues for the thirteen weeks ended June 27, 2006 were $197.1 million compared to $140.2 million for the twelve weeks ended July 12, 2005. On a comparable basis, total revenues for the thirteen weeks ended June 27, 2006 increased 49% to $197.1 million compared to $151.9 million for the pro forma thirteen weeks ended June 28, 2005. The growth in total revenue for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year is primarily due to the opening of 155 new bakery-cafes system-wide since June 28, 2005 and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended June 27, 2006 of 3.2%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirteen weeks ended June 27, 2006 and June 28, 2005 and for the twelve weeks ended July 12, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
		(Pro forma)
System-wide average weekly sales	$38,621	$38,004	1.6%	$37,754
System-wide number of operating weeks	11,919	10,106	17.9%	9,382
     Total revenues for the twenty-six weeks ended June 27, 2006 were $391.1 million compared to $318.3 million for the twenty-eight weeks ended July 12, 2005. On a comparable basis, total revenues for the twenty-six weeks ended June 27, 2006 increased 32% to $391.1 million compared to $296.0 million for the pro forma twenty-six weeks ended June 28, 2005. The growth in total revenue for the twenty-six weeks ended June 27, 2006 compared to the same period in the prior year is primarily due to the opening of 155 new bakery-cafes system-wide since June 28, 2005 and the increase in system-wide comparable bakery-cafe sales for the twenty-six weeks ended June 27, 2006 of 6.0%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the twenty-six weeks ended June 27, 2006 and June 28, 2005 and for the twenty-eight weeks ended July 12, 2005 are as follows:

	26 Weeks Ended	26 Weeks Ended	Percentage	28 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
		(Pro forma)
System-wide average weekly sales	$39,063	$37,339	4.6%	$37,226
System-wide number of operating weeks	23,421	19,866	17.9%	21,447

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
     Bakery-cafe sales for the thirteen weeks ended June 27, 2006 were $157.2 million compared to $109.1 million for the twelve weeks ended July 12, 2005. On a comparable basis, bakery-cafe sales for the thirteen weeks ended June 27, 2006 increased 33% to $157.2 million compared to $117.8 million for the pro forma thirteen weeks ended June 28, 2005. The increase in bakery-cafe sales for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year is primarily due to the opening of 69 new Company-owned bakery-cafes since June 28, 2005 and the 3.7% increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended June 27, 2006. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.1 percentage points for the thirteen weeks ended June 27, 2006 as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.2 percentage points for the thirteen weeks ended June 27, 2006 as compared to the same period in the prior year primarily as a result of the increase in the number of Company-owned bakery-cafe openings. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 9.9% and 90.1%, respectively, of the $39.3 million increase in sales from the comparable period in 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the thirteen weeks ended June 27, 2006 and June 28, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
		(Pro forma)
Company-owned average weekly sales	$37,231	$36,985	0.7%	$36,724
Company-owned number of operating weeks	4,221	3,186	32.5%	2,971
     Bakery-cafe sales for the twenty-six weeks ended June 27, 2006 were $312.2 million compared to $245.9 million for the twenty-eight weeks ended July 12, 2005. On a comparable basis, bakery-cafe sales for the twenty-six weeks ended June 27, 2006 increased 37% to $312.2 million compared to $228.4 million for the pro forma twenty-six weeks ended June 28, 2005. The increase in bakery-cafe sales for the twenty-six weeks ended June 27, 2006 compared to the same period in the prior year is primarily due to the opening of 69 new Company-owned bakery-cafes since June 28, 2005 and the 6.1% increase in comparable Company-owned bakery-cafe sales for the twenty-six weeks ended June 27, 2006. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.7 percentage points for the twenty-six weeks ended June 27, 2006 as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.6 percentage points for the twenty-six weeks ended June 27, 2006 as compared to the same period in the prior year primarily as a result of the increase in the number of Company-owned bakery-cafe openings. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 14.4% and 85.6%, respectively, of the $83.8 million increase in sales from the comparable period in 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the twenty-six weeks ended June 27, 2006 and June 28, 2005 and for the twenty-eight weeks ended July 12, 2005 are as follows:

	26 Weeks Ended	26 Weeks Ended	Percentage	28 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
		(Pro forma)
Company-owned average weekly sales	$37,642	$36,387	3.4%	$36,274
Company-owned number of operating weeks	8,295	6,182	34.2%	6,684
     Franchise royalties and fees for the thirteen weeks ended June 27, 2006 were $15.3 million compared to $12.1 million for the twelve weeks ended July 12, 2005. On a comparable basis, franchise royalties and fees for the thirteen weeks ended June 27, 2006 increased 15.9% to $15.3 million compared to $13.2 million for the pro forma thirteen weeks ended June 28, 2005. The components of franchise royalties and fees are as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
	(Pro forma)
Franchise royalties	$14,426	$12,569	$11,584
Franchise fees	920	645	525

Total	$15,346	$13,214	$12,109

     The increase in royalty revenue for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year can be attributed to the opening of 86 franchise-operated bakery-cafes since June 28, 2005 and the 3.0% increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended June 27, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 19.3% and 80.7%, respectively, of the $37.0 million increase in sales from the comparable period in 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the thirteen weeks ended June 27, 2006 and June 28, 2005 and for the twelve weeks ended July 12, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
	(Pro forma)
Franchise-operated average weekly sales	$39,383	$38,473	2.4%	$38,231
Franchise-operated number of operating weeks	7,698	6,920	11.2%	6,411
     Franchise royalties and fees for the twenty-six weeks ended June 27, 2006 were $29.8 million compared to $27.5 million for the twenty-eight weeks ended July 12, 2005. On a comparable basis, franchise royalties and fees for the twenty-six weeks ended June 27, 2006 increased 16.0% to $29.8 million compared to $25.7 million for the pro forma thirteen weeks ended June 28, 2005. The components of franchise royalties and fees are as follows (in thousands):

	26 Weeks Ended	26 Weeks Ended	28 Weeks Ended
	June 27, 2006	June 28, 2005	July 12, 2005
	(Pro forma)
Franchise royalties	$28,414	$24,627	$26,456
Franchise fees	1,400	1,035	1,070

Total	$29,814	$25,662	$27,526

     The increase in royalty revenue for the twenty-six weeks ended June 27, 2006 compared to the same period in the prior year can be attributed to the opening of 86 franchise-operated bakery-cafes since June 28, 2005 and the 5.9% increase in comparable franchise-operated bakery-cafe sales for the twenty-six weeks ended June 27, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 31.6% and 68.4%, respectively, of the $85.8 million increase in sales from the comparable period in 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the twenty-six weeks ended June 27, 2006 and June 28, 2005 and for the twenty-eight weeks ended July 12, 2005 were as follows:

	26 Weeks Ended	26 Weeks Ended	Percentage	28 Weeks Ended
	June 27, 2006	June 28, 2005	Increase	July 12, 2005
		(Pro forma)
Franchise-operated average weekly sales	$39,843	$37,768	5.5%	$37,656
Franchise-operated number of operating weeks	15,126	13,684	10.5%	14,763
     As of June 27, 2006, there were 602 franchise-operated bakery-cafes open and commitments to open 433 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements (ADAs) with franchisees, with the majority opening in the next four to five years. In 2006, we expect our area developers to open 80 to 85 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.

     Fresh dough sales to franchisees for the thirteen weeks ended June 27, 2006 were $24.6 million compared to $19.0 million for the twelve weeks ended July 12, 2005. On a comparable basis, fresh dough sales to franchisees for the thirteen weeks ended June 27, 2006 increased 17.7% to $24.6 million compared to $20.9 million for the pro forma thirteen weeks ended June 28, 2005. Fresh dough sales to franchisees for the twenty-six weeks ended June 27, 2006 were $49.1 million compared to $44.9 million for the twelve weeks ended July 12, 2005. On a comparable basis, fresh dough sales to franchisees for the thirteen weeks ended June 27, 2006 increased 16.9% to $49.1 million compared to $42.0 million for the pro forma thirteen weeks ended June 28, 2005. The increase for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year was primarily driven by the increased number of franchise-operated bakery-cafes opened described previously.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products decreased to 29.4% of bakery-cafe sales for the thirteen weeks ended June 27, 2006 compared to 29.5% of bakery-cafe sales for the twelve weeks ended July 12, 2005. On a comparable basis, the cost of food and paper products decreased to 29.4% of bakery-cafe sales for the thirteen weeks ended June 27, 2006 compared to 29.6% of bakery-cafe sales for the pro forma thirteen weeks ended June 28, 2005. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year was primarily due to favorability in purchasing, mix, and modest menu pricing and improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened partially offset by higher fuel costs, which averaged $3.02 per gallon in 2006 compared to $2.65 in the comparable period in 2005. For the thirteen weeks ended June 27, 2006, there was an average of 52.4 bakery-cafes per fresh dough facility compared to an average of 46.8 for the same period in 2005. The cost of food and paper products increased to 29.5% of bakery-cafe sales for the twenty-six weeks ended June 27, 2006 compared to 28.3% of bakery-cafe sales for the twenty-eight weeks ended July 12, 2005. On a comparable basis, the cost of food and paper products increased to 29.5% of bakery-cafe sales for the twenty-six weeks ended June 27, 2006 compared to 28.2% of bakery-cafe sales for the pro forma twenty-six weeks ended June 28, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe sales for the twenty-six weeks ended June 27, 2006 compared to the same period in the prior year was primarily due to higher cost and mix impact of antibiotic free chicken and higher fuel costs, which averaged $2.80 per gallon in 2006 compared to $2.45 in the comparable period in 2005, partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened. For the twenty-six weeks ended June 27, 2006, there was an average of 51.5 bakery-cafes per fresh dough facility compared to an average of 45.8 for the same period in 2005.
     Labor expense was $48.1 million, or 30.6% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $33.3 million, or 30.5% of bakery-cafe sales, for the twelve weeks ended July 12, 2005. On a comparable basis, labor expense was $48.1 million, or 30.6% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $36.3 million, or 30.8% of bakery-cafe sales, for the pro forma thirteen weeks ended June 28, 2005. Labor expense was $95.5 million, or 30.6% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $75.5 million, or 30.7% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, labor expense was $95.5 million, or 30.6% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $70.3 million, or 30.8% of bakery-cafe sales, for the pro forma twenty-six weeks ended June 28, 2005. The labor expense as a percentage of bakery-cafe sales decreased between the thirteen and twenty-six weeks ended June 27, 2006 and the thirteen and twenty-six weeks ended June 28, 2005 primarily as a result of leveraging these costs over higher sales volumes.
     Occupancy cost was $11.5 million, or 7.3% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $8.0 million, or 7.3% of bakery-cafe sales, of occupancy cost for the twelve weeks ended July 12, 2005. On a comparable basis, occupancy cost was $11.5 million, or 7.3% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $8.4 million, or 7.1% of bakery-cafe sales, of occupancy cost for the pro forma thirteen weeks ended June 28, 2005. The increase in occupancy cost as a percentage of bakery-cafe sales for the thirteen weeks ended June 27, 2006 compared to the same period in the prior year is primarily due to the increased number of bakery-cafe openings and the variation in construction period rent.
     Other operating expenses were $22.3 million, or 14.2% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $15.5 million, or 14.2% of bakery-cafe sales, for the twelve weeks ended July 12, 2005. On a comparable basis, other operating expenses were $22.3 million, or 14.2% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $17.2 million, or 14.6% of bakery-cafe sales, for the pro forma thirteen weeks ended June 27, 2005. Other operating expenses were $42.5 million, or 13.6% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $34.9 million, or 14.2% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, other operating expenses were $42.5 million, or 13.6% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $32.7 million, or 14.3% of bakery-cafe sales, for the pro forma twenty-six weeks ended June 27, 2005. The decrease in other operating expenses rate for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year is primarily due to the leveraging of these costs over higher sales volumes and lower marketing costs, partially offset by higher utility costs.

     For the thirteen weeks ended June 27, 2006, fresh dough facility cost of sales to franchisees was $20.8 million, or 84.4% of fresh dough facility sales to franchisees, compared to $16.2 million, or 85.4% of fresh dough facility sales to franchisees, for the twelve weeks ended July 12, 2005. On a comparable basis, fresh dough facility cost of sales to franchisees for the thirteen weeks ended June 27, 2006 was $20.8 million, or 84.4% of fresh dough facility sales to franchisees, compared to $17.8 million, or 85.4% of fresh dough facility sales to franchisees, for the pro forma thirteen weeks ended June 28, 2005. For the twenty-six weeks ended June 27, 2006, fresh dough facility cost of sales to franchisees was $42.5 million, or 86.7% of fresh dough facility sales to franchisees, compared to $39.4 million, or 87.8% of fresh dough facility sales to franchisees, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, fresh dough facility cost of sales to franchisees for the twenty-six weeks ended June 27, 2006 was $42.5 million, or 86.7% of fresh dough facility sales to franchisees, compared to $36.8 million, or 87.7% of fresh dough facility sales to franchisees, for the pro forma twenty-six weeks ended June 28, 2005. The decrease in the fresh dough facility cost of sales rate for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year is primarily due to lower ingredient costs.
     General and administrative expenses were $14.6 million, or 7.4% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $10.6 million, or 7.5% of bakery-cafe sales, for the twelve weeks ended July 12, 2005. On a comparable basis, general and administrative expenses were $14.6 million, or 7.4% of bakery-cafe sales, for the thirteen weeks ended June 27, 2006 compared to $11.8 million, or 7.8% of bakery-cafe sales, for the pro forma thirteen weeks ended June 28, 2005. General and administrative expenses were $28.8 million, or 7.4% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $23.8 million, or 7.5% of bakery-cafe sales, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, general and administrative expenses were $28.8 million, or 7.4% of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006 compared to $22.1 million, or 7.5% of bakery-cafe sales, for the pro forma twenty-six weeks ended June 28, 2005. The decrease in general and administrative expenses rate for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year is primarily due to the leveraging of these costs over higher revenues partially offset by stock-based compensation costs.
Operating Profit
     Operating profit for the thirteen weeks ended June 27, 2006 increased to $21.4 million, or 10.9% of total revenue, from $16.3 million, or 11.6% of total revenue, for the twelve weeks ended July 12, 2005. On a comparable basis, operating profit for the thirteen weeks ended June 27, 2006 increased to $21.4 million, or 10.9% of total revenue, from $16.7 million, or 11.0% of total revenue, for the pro forma thirteen weeks ended June 28, 2005. Operating profit for the twenty-six weeks ended June 27, 2006 increased to $44.1 million, or 11.3% of total revenue, from $38.2 million, or 12.0% of total revenue, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, operating profit for the twenty-six weeks ended June 27, 2006 increased to $44.1 million, or 11.3% of total revenue, from $36.0 million, or 12.2% of total revenue, for the pro forma twenty-six weeks ended June 28, 2005. Operating profit as a percentage of total revenues for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year decreased as a result of the factors described above.
Other Income and Expense
     Other income and expense for the thirteen weeks ended June 27, 2006 increased to $0.7 million of income, or 0.4% of total revenue, from $0.2 million of income, or 0.1% of total revenue, for the twelve weeks ended July 12, 2005. On a comparable basis, other income and expense for the thirteen weeks ended June 27, 2006 increased to $0.7 million of income, or 0.4% of total revenue, from $0.1 million of income, or 0.1% of total revenue, for the pro forma thirteen weeks ended June 27, 2005. Other income and expense for the twenty-six weeks ended June 27, 2006 increased to $1.7 million of income, or 0.4% of total revenue, from $0.2 million of income, or 0.1% of total revenue, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, other income and expense for the twenty-six weeks ended June 27, 2006 increased to $1.7 million of income, or 0.4% of total revenue, from $0.1 million of income for the pro forma twenty-six weeks ended June 27, 2005. The increase in other income and expense for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year results primarily from increased interest income in 2006 resulting from both higher investment balances and higher interest rates. Prior year interest income was largely offset by non-recurring costs.
Income Taxes
     The provision for income taxes increased to $8.1 million for the thirteen weeks ended June 27, 2006, compared to $6.0 million for the twelve weeks ended July 12, 2005 and $6.2 million for the pro forma thirteen weeks ended June 28, 2005. The provision for income taxes increased to $16.7 million for the twenty-six weeks ended June 27, 2006, compared to $14.0 million for the twenty-eight weeks ended July 12, 2005 and $13.2 million for the pro forma twenty-six weeks ended June 28, 2005. The tax provisions for the thirteen and twenty-six weeks ended June 27, 2006, twelve and twenty-eight weeks ended July 12, 2005, and pro forma thirteen and twenty-six weeks ended June 28, 2005 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.

Net Income
     Net income for the thirteen weeks ended June 27, 2006 increased to $14.1 million, or $.44 per diluted share, compared to net income of $10.4 million, or $0.33 per diluted share, for the twelve weeks ended July 12, 2005. On a comparable basis, net income for the thirteen weeks ended June 27, 2006 increased to $14.1 million, or $0.44 per diluted share, compared to pro forma net income of $9.4 million, inclusive of SFAS 123 stock option expense, or $0.30 per diluted share, for the thirteen weeks ended June 28, 2005. Net income for the twenty-six weeks ended June 27, 2006 increased to $29.1 million, or $0.91 per diluted share, compared to net income of $24.4 million, or $0.77 per diluted share, for the twenty-eight weeks ended July 12, 2005. On a comparable basis, net income for the twenty-six weeks ended June 27, 2006 increased to $29.1 million, or $0.91 per diluted share, compared to pro forma net income of $20.7 million, inclusive of SFAS 123 stock option expense, or $0.66 per diluted share, for the twenty-six weeks ended June 28, 2005. The increase in net income for the thirteen and twenty-six weeks ended June 27, 2006 compared to the same periods in the prior year is consistent with the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $23.0 million at June 27, 2006 compared with $24.5 million at December 27, 2005. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. For the twenty-eight weeks ended June 27, 2006, we met the majority of our requirements for capital with cash from operations.
     We had working capital of $42.8 million at June 27, 2006 and $15.9 million at December 27, 2005. The increase in working capital from December 27, 2005 to June 27, 2006 resulted primarily from an increase in current investments in government securities of $14.1 million and a decrease in accrued expenses of $16.4 million, partially offset by a decrease in cash and cash equivalents of $1.4 million and a decrease in trade and other receivables of $3.1 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	26 Weeks Ended	28 Weeks Ended
Cash provided by (used in):	June 27, 2006	July 12, 2005
Operating Activities	$45,215	$57,214
Investing Activities	$(53,639)	$(58,903)
Financing Activities	$7,011	$8,460
     Operating Activities
     Funds provided by operating activities for the twenty-six weeks ended June 27, 2006 and the twenty-eight weeks ended July 12, 2005 were $45.2 million and $57.2 million, respectively. Funds provided by operating activities for the twenty-six weeks ended June 27, 2006 primarily resulted from net income, depreciation and amortization, stock based compensation, and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. Funds provided by operating activities for the twenty-eight weeks ended July 12, 2005 primarily resulted from net income, depreciation and amortization, tax benefit from exercise of stock options, and an increase in accrued expenses.
     Investing Activities
     Total capital expenditures for the twenty-six weeks ended June 27, 2006 were $48.5 million and were primarily related to the opening of 27 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2006, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure. Total capital expenditures were $37.3 million for the twenty-eight weeks ended July 12, 2005 and were primarily related to the opening of 30 Company-owned bakery-cafes in 2005, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2005, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure.
     As of June 27, 2006 and December 27, 2005, we had investments of $50.3 million and $46.3 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying consolidated balance sheet based upon their stated maturity dates. As of June 27, 2006, all investments were classified as held-to-maturity as we have the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at June 27, 2006.

     Financing Activities
     On December 19, 2003, we entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on our leverage ratio and type of loan (resulting in interest rates of approximately 5.8% to 6.6% at June 27, 2006). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets, and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of June 27, 2006, we were in compliance with all debt covenants. At June 27, 2006, we had $9.9 million available under the revolver with $0.1 million utilized by an outstanding letter of credit. We have not borrowed under our revolver in any of the last three fiscal years.
     Financing activities provided $7.0 million and $8.5 million for the twenty-six weeks ended June 27, 2006 and the twenty-eight weeks ended July 12, 2005, respectively. The financing activities for the twenty-six weeks ended June 27, 2006 included $3.6 million from the exercise of stock options, $2.6 million from the tax benefit from exercise of stock options, and $0.8 million from the issuance of common stock under employee benefit plans. The financing activities for the twenty-eight weeks ended July 12, 2005 included $7.9 million from the exercise of stock options and $0.5 million from the issuance of common stock under employee benefit plans.
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
     We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2005, we consider our policies on accounting for revenue recognition, goodwill, self-insurance, and lease obligations to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. In connection with the adoption of SFAS 123R as of the beginning of the Company’s first quarter of fiscal year 2006, we have added “Stock-Based Compensation” as a critical accounting policy.
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
     Stock-based compensation expense recognized during the twenty-six weeks ended June 27, 2006 totaled approximately $3.0 million related to stock options, $0.5 million related to restricted stock, and $0.1 million related to stock purchase plan discounts. Stock-based compensation expense was included in “general and administrative expenses” in the Consolidated Statements of Operations.

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
     Off-Balance Sheet Arrangement – We are the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 26 locations of our former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 2006 to December 2020 and have a potential amount of future rental payments of approximately $29.6 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, we have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements when required in fiscal 2007. The Company is evaluating the effect of this pronouncement on its financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2005.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 27, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 27, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2005 for a further description regarding some of the reasons that our actual operating results may differ materially from those that we anticipate.
     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2005.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2006 Annual Meeting of Stockholders on May 25, 2006. At the 2006 Annual Meeting, our stockholders elected all director nominees, approved our 2006 Stock Incentive Plan, and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2006.
     At the 2006 Annual Meeting, our stockholders elected Domenic Colasacco and Thomas E. Lynch to serve as our class II directors until our 2009 annual meeting of stockholders and until their successor are elected and qualified. In addition to the directors listed above who were elected at the 2006 Annual Meeting, our directors Ronald M. Shaich and Fred K. Foulkes continue in office for terms ending in 2008 and our director Larry J. Franklin continues in office for a term ending in 2007 and, in each case, until his successor is elected and qualified.
     The matters acted upon at the 2006 Annual Meeting, and the voting tabulation for each matter, are as follows:

Proposal 1.	To elect two (2) directors to the Board of Directors to serve for terms ending in 2009, or until their successors have been duly elected and qualified:

Director Nominees:		For	Withheld
Domenic Colasacco	Class A	28,545,891	330,106
	Class B	3,843,258	16,200

	Total	32,389,149	346,306

Thomas E. Lynch	Class A	28,639,844	236,153
	Class B	3,843,258	16,200

	Total	32,483,102	252,353

Proposal 2.	To consider and act upon a proposal to approve the Company’s 2006 Stock Incentive Plan:

				Broker
	For	Against	Abstain	Non-Votes
Class A	21,880,086	1,643,689	37,512	5,314,710
Class B	3,843,258	—	16,200	—

Total	25,723,344	1,643,689	53,712	5,314,710

Proposal 3.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 26, 2006.

	For	Against	Abstain
Class A	28,525,370	325,873	24,754
Class B	3,843,258	—	16,200

Total	32,368,628	325,873	40,954

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2
Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1	Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.2	2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.3
Form of Non-qualified Stock Option Agreement under 2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.4	Form of Restricted Stock Agreement under 2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.5
Panera Bread Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 13, 2006 filed on Schedule 14A with the Commission on April 13, 2006.

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

Panera Bread Company (REGISTRANT)

Dated: August 3, 2006	By:	/s/ Ronald M. Shaich

Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 3, 2006	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky
President

Dated: August 3, 2006	By:	/s/ Jeffrey W. Kip

Jeffrey W. Kip
Senior Vice President, Chief Financial Officer

Dated: August 3, 2006	By:	/s/ Richard R. Isaak

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

10.1	Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.2	2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.3
Form of Non-qualified Stock Option Agreement under 2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.4	Form of Restricted Stock Agreement under 2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 25, 2006.

10.5
Panera Bread Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 13, 2006 filed on Schedule 14A with the Commission on April 13, 2006.

31.1	Certification by Chief Executive Officer. *

31.2	Certification by Chief Financial Officer. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.