Form 10-Q
period 2006-09-26
PANERA BREAD CO
filed 2006-11-03
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-19253
Panera Bread Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2723701 (I.R.S. Employer Identification No.)

6710 Clayton Road, Richmond Heights, MO (Address of principal executive offices)	63117 (Zip code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No
     As of October 30, 2006, 30,225,492 shares and 1,400,031 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 26, 2006	December 27, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,978	$24,451
Investments in government securities	26,046	36,200
Trade accounts receivable	13,972	18,229
Other accounts receivable	11,685	8,175
Inventories	7,694	7,358
Prepaid expenses	7,323	5,736
Deferred income taxes	4,107	3,871

Total current assets	116,805	104,020
Property and equipment, net	313,182	268,809
Other assets:
Investments in government securities	—	10,108
Goodwill	48,596	48,540
Other intangible assets	3,085	3,219
Deposits and other	4,920	4,217

Total other assets	56,601	66,084

Total assets	$486,588	$438,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,305	$4,422
Accrued expenses	70,039	83,689

Total current liabilities	77,344	88,111
Deferred income taxes	2,092	5,022
Deferred rent	28,215	23,935
Other long-term liabilities	7,736	4,867

Total liabilities	115,387	121,935
Commitments and contingencies (Note F)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,314,954 issued and 30,205,954 outstanding in 2006; and 29,957,297 issued and 29,848,297 outstanding in 2005	3	3
Class B, 10,000,000 shares authorized; 1,400,031 issued and outstanding in 2006 and 1,400,621 in 2005	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	168,682	154,402
Retained earnings	203,416	163,473

Total stockholders’ equity	371,201	316,978

Total liabilities and stockholders’ equity	$486,588	$438,913

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	October 4, 2005	September 26, 2006	October 4, 2005
Revenues:
Bakery-cafe sales	$165,098	$116,522	$477,329	$362,428
Franchise royalties and fees	15,134	12,629	44,948	40,155
Fresh dough sales to franchisees	24,722	19,475	73,782	64,363

Total revenue	204,954	148,626	596,059	466,946
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	49,987	34,190	141,944	103,761
Labor	52,122	35,310	147,577	110,831
Occupancy	12,278	8,289	34,797	26,475
Other operating expenses	24,619	16,930	67,138	51,859

Total bakery-cafe expenses	139,006	94,719	391,456	292,926
Fresh dough cost of sales to franchisees	20,333	16,502	62,849	55,893
Depreciation and amortization	11,325	7,947	32,050	24,481
General and administrative expenses	16,593	10,369	45,441	34,165
Pre-opening expenses	1,457	965	3,941	3,140

Total costs and expenses	188,714	130,502	535,737	410,605

Operating profit	16,240	18,124	60,322	56,341
Interest expense	4	9	10	37
Other (income) expense, net	(896)	(261)	(2,591)	(422)

Income before income taxes	17,132	18,376	62,903	56,726
Income taxes	6,253	6,707	22,960	20,705

Net income	$10,879	$11,669	$39,943	$36,021

Net income per share:
Basic	$0.35	$0.38	$1.28	$1.17

Diluted	$0.34	$0.37	$1.25	$1.14

Weighted average shares used in computation:
Basic	31,338	30,997	31,275	30,807

Diluted	31,961	31,679	32,012	31,574

The accompanying notes are an integral part of the consolidated financial statements.
See Item 2 of Part I of this Form 10-Q for pro forma Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 27, 2005.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	October 4, 2005
Cash flows from operations:
Net income	$39,943	$36,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,050	24,481
Stock based compensation expense	5,997	—
Tax benefit from exercise of stock options	(2,665)	7,686
Deferred income taxes	(3,166)	1,907
Other	(245)	520
Changes in operating assets and liabilities:
Trade and other accounts receivable	747	542
Inventories	(336)	(472)
Prepaid expenses	(1,587)	(2,300)
Accounts payable	2,883	(1,960)
Accrued expenses	(12,934)	9,804
Deferred rent	4,280	3,780
Other long-term liabilities	2,572	1,597

Net cash provided by operating activities	67,539	81,606

Cash flows from investing activities:
Additions to property and equipment	(74,106)	(57,449)
Purchase of investments	(30,619)	(20,025)
Investment maturities proceeds	51,200	900
Increase in deposits and other	(770)	(2,579)

Net cash used in investing activities	(54,295)	(79,153)

Cash flows from financing activities:
Exercise of employee stock options	4,468	9,356
Tax benefit from exercise of stock options	2,665	—
Proceeds from issuance of common stock under employee benefit plans	1,150	816

Net cash provided by financing activities	8,283	10,172

Net increase in cash and cash equivalents	21,527	12,625
Cash and cash equivalents at beginning of period	24,451	29,639

Cash and cash equivalents at end of period	$45,978	$42,264

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
     As a result of adopting SFAS 123R on December 28, 2005, stock-based compensation expense related to stock options recognized for the thirteen weeks ended September 26, 2006 was $1.5 million, or $0.03 per basic and diluted share, which is net of $0.2 million of capitalized compensation cost related to new bakery-cafe construction. Stock-based compensation for the thirty-nine weeks ended September 26, 2006 was $4.5 million, or $0.09 per basic and diluted share, which is net of $0.6 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense was $0.6 million and $1.6 million for the thirteen and thirty-nine weeks ended September 26, 2006, respectively. Cash received from the exercise of stock options was $0.8 million and $4.5 million for the thirteen and thirty-nine weeks ended September 26, 2006, respectively. Cash received from the exercise of stock options was $1.4 million and $9.4 million for the twelve and forty weeks ended October 4, 2005, respectively. Windfall tax benefits realized from exercised stock options was $0.1 million and $2.7 million for the thirteen and thirty-nine weeks ended September 26, 2006, respectively. SFAS 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based payments be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows, whereas, in prior periods, these amounts were presented as an operating activity.
Stock Compensation Plans
     As of September 26, 2006, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”), the Formula Stock Option Plan for Independent Directors (“Formula Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).

     2006 Stock Incentive Plan – In March 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provides for the grant of up to 1,500,000 shares of the Company’s Class A Common Stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation and Stock Option Committee (“Committee”).
     Long-Term Incentive Program – In the third quarter of 2005, the Company adopted a Long-Term Incentive Program as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the Long-Term Incentive Program to provide that the Long-Term Incentive Program is a sub-plan under the 2006 Plan (“LTIP”). Under the LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the thirteen and thirty-nine weeks ended September 26, 2006, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $1.2 million and $2.5 million, respectively. For both the twelve and forty weeks ended October 4, 2005, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $0.8 million.
     Performance awards under the LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0% to 300% of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50% in cash and 50% in common stock unless the Committee otherwise determines. For the thirteen and thirty-nine weeks ended September 26, 2006, compensation expense related to the performance awards was $0.4 million and $1.1 million, respectively. For both the twelve and forty weeks ended October 4, 2005, compensation expense related to performance awards was $0.5 million.
     Stock options under the LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options vest over five years and must be exercised within six years from date of grant.
     Restricted stock of the Company under the LTIP is granted at no cost to participants. Participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25% of these shares after two years and thereafter 25% each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the thirteen and thirty-nine weeks ended September 26, 2006 restricted stock expense was $0.6 million and $0.9 million, respectively. For both the twelve and forty weeks ended October 4, 2005, compensation expense related to restricted stock was $0.1 million.
     Under the deferred annual bonus match award portion of the LTIP, eligible participants receive an additional 50% of their annual bonus which is paid three years after the date of the original bonus. For the thirteen and thirty-nine weeks ended September 26, 2006, compensation expense related to the deferred annual bonus match award was $0.2 million and $0.5 million, respectively. For both the twelve and forty weeks ended October 4, 2005, compensation expense related to the deferred annual bonus match was $0.2 million.
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
     Employee Stock Purchase Plan – The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 700,000 shares of Class A Common Stock. The ESPP gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were approximately 7,000 and 5,500 shares purchased with a weighted average fair value of purchase rights of $10.09 and $9.31 during the thirteen weeks ended September 26, 2006 and twelve weeks ended October 4, 2005, respectively. There were approximately 19,500 and 18,600 shares purchased with a weighted average fair value of purchase rights of $10.41 and $7.74 during the thirty-nine weeks ended September 26, 2006 and forty weeks ended October 4, 2005, respectively. For the thirteen and thirty-nine weeks ended September 26, 2006 the Company recognized expense of approximately $0.1 million and $0.2 million, respectively, related to stock purchase plan discounts.
     Under APB No. 25, the Company did not expense stock-based compensation costs during the twelve and forty weeks ended October 4, 2005. The Company’s pro forma net income and pro forma earnings per share for the twelve and forty weeks ended October 4, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	12 Weeks Ended	40 Weeks Ended
	October 4, 2005	October 4, 2005

Net income, as reported	$11,669	$36,021
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(876)	(3,240)

Pro forma net income	$10,793	$32,781

Net income per share:
Basic, as reported	$0.38	$1.17
Basic, pro forma	$0.35	$1.06
Diluted, as reported	$0.37	$1.14
Diluted, pro forma	$0.34	$1.04
     The weighted average fair value of the options granted during the twelve and forty weeks ended October 4, 2005 was $19.18 per share and $21.17 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 36%, risk-free interest rate of 4.05% and 3.93%, respectively, expected life of 5 years, and expected dividend yield of 0%.
     The weighted average grant date fair value of options granted during the thirteen and thirty-nine weeks ended September 26, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%, expected term of 5 years, risk-free interest rate of 4.95% and 4.81% for the thirteen and thirty-nine weeks ended September 26, 2006, respectively, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.
     A summary of stock option activity under the Company’s stock-based compensation plans for the thirteen weeks ended September 26, 2006 is set forth below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at June 27, 2006	2,423	$35.27
Granted	106	47.95
Exercised	(23)	34.02
Forfeited or expired	(42)	33.18

Outstanding at September 26, 2006	2,464	$35.83	3.42	$60,436

Exercisable at September 26, 2006	1,243	$31.50	3.08	$35,627

     A summary of stock option activity under the Company’s stock-based compensation plans for the thirty-nine weeks ended September 26, 2006 is set forth below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 27, 2005	2,569	$34.20
Granted	145	54.23
Exercised	(175)	25.54
Forfeited or expired	(75)	39.54

Outstanding at September 26, 2006	2,464	$35.83	3.42	$60,436

Exercisable at September 26, 2006	1,243	$31.50	3.08	$35,627

     The weighted-average grant-date fair value of options granted during the thirteen and thirty-nine weeks ended September 26, 2006 was $17.08 and $19.17, respectively, and the total intrinsic value of options exercised was $0.5 million and $7.7 million, respectively. As of September 26, 2006, the total unrecognized compensation cost related to non-vested options was $13.3 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
     The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity for the thirteen weeks ended September 26, 2006 is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at June 27, 2006	118	$56.59
Granted	139	47.79
Vested	—	—
Forfeited	(4)	51.79

Non-vested at September 26, 2006	253	$51.77

     A summary of the status of the Company’s restricted stock activity for the thirty-nine weeks ended September 26, 2006 is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at December 27, 2005	92	$52.87
Granted	167	51.27
Vested	—	—
Forfeited	(6)	52.38

Non-vested at September 26, 2006	253	$51.77

     As of September 26, 2006, there was $9.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.5 years. No restricted stock vested during the thirty-nine weeks ended September 26, 2006.
NOTE C-INVESTMENTS IN GOVERNMENT SECURITIES
     Investments of $26.0 million and $46.3 million at September 26, 2006 and December 27, 2005, respectively, consist of United States treasury notes and government agency securities. During the thirty-nine weeks ended September 26, 2006, $30.6 million of investments were purchased by the Company and $51.2 million of investments matured or were called by the issuer. During the forty weeks ended October 4, 2005, $20.0 million of investments were purchased by the Company and $0.9 million of investments matured or were called by the issuer. During the thirty-nine weeks ended September 26, 2006 and the forty weeks ended October 4, 2005, the Company recognized interest income on these investments of $1.5 million and $1.0 million, respectively, which are net of discount amortization of $0.3 million in 2006 and net of premium amortization $0.1 million in 2005 and are classified in “Other (Income) Expense, net” in the Consolidated Statements of Operations. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from October 2006 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At September 26, 2006, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at September 26, 2006.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	September 26, 2006	December 27, 2005
Food:
Fresh dough facilities:
Raw materials	$2,107	$1,941
Finished goods	473	331
Bakery-cafes:
Raw materials	3,958	3,989
Paper goods	974	881
Retail merchandise	182	216

	$7,694	$7,358

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	September 26, 2006	December 27, 2005
Compensation and employment related taxes	$11,749	$20,104
Capital expenditures	17,158	15,208
Unredeemed gift cards and certificates	9,808	13,576
Insurance	10,585	8,948
Income taxes	—	3,338
Advertising	1,684	3,102
Rent	815	2,351
Utilities	2,334	1,832
Taxes, other than income tax	2,751	2,584
Other	13,155	12,646

	$70,039	$83,689

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 26 locations of its former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 2006 to December 2020 and have a potential amount of future rental payments of approximately $28.1 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	October 4, 2005	September 26, 2006	October 4, 2005
Revenues:
Company bakery-cafe operations	$165,098	$116,522	$477,329	$362,428
Franchise operations	15,134	12,629	44,948	40,155
Fresh dough operations	38,677	28,937	115,091	94,691
Intercompany sales eliminations	(13,955)	(9,462)	(41,309)	(30,328)

Total Revenues	$204,954	$148,626	$596,059	$466,946

Segment profit:
Company bakery-cafe operations	$26,092	$21,803	$85,873	$69,502
Franchise operations	13,212	10,593	40,316	34,931
Fresh dough operations	4,389	2,973	10,933	8,470

Total segment profit	$43,693	$35,369	$137,122	$112,903

Total segment profit	$43,693	$35,369	$137,122	$112,903
Depreciation and amortization	11,325	7,947	32,050	24,481
Unallocated general and administrative expenses	14,671	8,333	40,809	28,941
Pre-opening expenses	1,457	965	3,941	3,140
Interest Expense	4	9	10	37
Other (income) expense, net	(896)	(261)	(2,591)	(422)

Income before income taxes	$17,132	$18,376	$62,903	$56,726

Depreciation and amortization:
Company bakery-cafe operations	$8,426	$5,710	$23,723	$17,178
Fresh dough operations	1,786	1,381	5,184	4,571
Corporate administration	1,113	856	3,143	2,732

Total depreciation and amortization	$11,325	$7,947	$32,050	$24,481

Capital expenditures:
Company bakery-cafe operations	$18,641	$15,996	$57,888	$47,206
Fresh dough operations	4,512	2,099	9,350	5,273
Corporate administration	2,453	2,040	6,868	4,970

Total capital expenditures	$25,606	$20,135	$74,106	$57,449

	September 26, 2006	December 27, 2005
Segments assets:
Company bakery-cafe operations	$329,210	$294,880
Franchise operations	2,171	2,969
Fresh dough operations	50,310	44,204

Total segment assets	$381,691	$342,053

Total segment assets	$381,691	$342,053
Unallocated trade and other accounts receivable	5,992	4,731
Unallocated property and equipment	16,966	13,181
Unallocated deposits and other	3,258	2,263
Other unallocated assets	78,681	76,685

Total assets	$486,588	$438,913

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE H-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	October 4, 2005	September 26, 2006	October 4, 2005
Amounts used for basic and diluted per share calculations:
Net income	$10,879	$11,669	$39,943	$36,021

Weighted average number of shares outstanding — basic	31,338	30,997	31,275	30,807
Effect of dilutive securities:
Employee stock options	590	682	703	767
Employee restricted stock	26	—	25	—
Employee performance awards	7	—	9	—

Weighted average number of shares outstanding — diluted	31,961	31,679	32,012	31,574

Basic earnings per common share:
Net income	$0.35	$0.38	$1.28	$1.17

Diluted earnings per common share:
Net income	$0.34	$0.37	$1.25	$1.14

     For the thirteen and thirty-nine weeks ended September 26, 2006, options and restricted stock for 0.3 million shares and 0.2 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the twelve and forty weeks ended October 4, 2005, options for 0.06 million shares and 0.03 million shares, respectively, were excluded in calculating diluted earnings per share, as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE I-RECENT ACCOUNTING PRONOUNCEMENT
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements when required in fiscal 2007. The Company is evaluating the effect of this pronouncement on its financial statements.
NOTE J-SUBSEQUENT EVENT
     On October 24, 2006, the Company purchased substantially all of the assets of thirteen bakery-cafes (one of which is under construction) and the area development rights for certain markets in Iowa, Nebraska and South Dakota from its area developer, Panebraska, L.L.C., for a purchase price of approximately $15 million in cash plus the assumption of certain liabilities, including those associated with bakery-cafe construction. Approximately $7 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximate $8 million to be paid in 2007. The Consolidated Statements of Operations will include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company will allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill.

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
     For the thirteen weeks ended September 26, 2006, we earned $0.34 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 2.8% (comparable bakery-cafe sales growth of 2.5% for Company-owned bakery-cafes and 3.0% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 0.6% to $38,098 ($36,905 for Company-owned bakery-cafes and $38,769 for franchise-operated bakery-cafes), and 38 new bakery-cafes opened system-wide in the third quarter, including 17 Company-owned bakery-cafes and 21 franchise-operated bakery-cafes.
     For the thirty-nine weeks ended September 26, 2006, we earned $1.25 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 4.9% (comparable bakery-cafe sales growth of 4.8% for Company-owned bakery-cafes and 4.9% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 3.2% to $38,729 ($37,384 for Company-owned bakery-cafes and $39,472 for franchise-operated bakery-cafes), and 103 new bakery-cafes opened system-wide through the third quarter, including 44 Company-owned bakery-cafes and 59 franchise-operated bakery-cafes.
     In addition, for the thirteen and thirty-nine weeks ended September 26, 2006, we recognized $1.5 million and $4.5 million, respectively, in general and administrative expenses related to stock options as a result of our adoption on December 28, 2005 of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of the fair value of stock-based compensation. See Note B to the Consolidated Financial Statements in this Form 10-Q for further information.

Results of Operations
     In addition to the results provided in accordance with Generally Accepted Accounting Principles (“GAAP”) throughout this report, we have provided pro forma measurements to conform 2005 results to the 2006 presentation related to our quarterly calendar change and stock option expense. As previously reported, we adopted a new quarterly calendar in 2006 whereby each of our quarters include 13 weeks (4-5-4), rather than our prior calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters. In addition, effective December 28, 2005, the beginning of our first quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R. This newly adopted standard requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. We are providing the tables below because we believe they provide useful information to investors regarding our results of operations by providing prior reported amounts on a basis comparable to that used in the current period. The pro forma net income and earnings per share amount of $10.8 million and $0.34, respectively, for the thirteen weeks ended September 27, 2005 and $31.5 million and $1.00, respectively, for the thirty-nine weeks ended September 27, 2005, are considered “non-GAAP financial measures” under applicable SEC rules because they are adjusted to reflect the effect of the quarterly calendar change and to include stock-based compensation expense that are not included in the directly comparable measures calculated in accordance with GAAP. These non-GAAP financial measures are not a substitute for the reported GAAP measures.
     The following table sets forth our Consolidated Statements of Operations for the thirteen weeks ended September 26, 2006 and the twelve weeks ended October 4, 2005. In addition, in order to conform 2005 results to the 2006 presentation, we have provided the following pro forma Consolidated Statement of Operations for the thirteen weeks ended September 27, 2005, which reflects the effect of the quarterly calendar change, as indicated in footnote (1) below, and provides the pro forma stock-based compensation expense amount for the thirteen weeks ended September 27, 2005 in footnote (2) below.

	13 Weeks Ended	12 Weeks Ended	13 Weeks Ended
	September 26, 2006	October 4, 2005	September 27, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	$165,098	$116,522	$123,965
Franchise royalties and fees	15,134	12,629	13,426
Fresh dough sales to franchisees	24,722	19,475	20,681

Total revenue	204,954	148,626	158,072
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	49,987	34,190	36,914
Labor	52,122	35,310	37,945
Occupancy	12,278	8,289	8,841
Other operating expenses	24,619	16,930	17,588

Total bakery-cafe expenses	139,006	94,719	101,288
Fresh dough cost of sales to franchisees	20,333	16,502	17,585
Depreciation and amortization	11,325	7,947	8,662
General and administrative expenses	16,593	10,369	11,083
Pre-opening expenses	1,457	965	1,348

Total costs and expenses	188,714	130,502	139,966

Operating profit	16,240	18,124	18,106
Interest expense	4	9	9
Other (income) expense, net	(896)	(261)	(451)

Income before income taxes	17,132	18,376	18,548
Income taxes	6,253	6,707	6,770

Net income	$10,879	$11,669	$11,778

Basic net income per share	$0.35	$0.38	$0.38
Diluted net income per share	$0.34	$0.37	$0.37	(2)
Shares used in calculation of basic EPS	31,338	30,997	30,990
Shares used in calculation of diluted EPS	31,961	31,679	31,697

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the third quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended September 26, 2006. For the third quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 12 weeks ended October 4, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended September 27, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	Prior to the adoption of SFAS 123R in fiscal 2006, we elected to follow the provisions of APB No. 25, and related interpretations, and provided the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for stock option plans prior to fiscal 2006. Under the new quarterly calendar, stock-based compensation costs would have decreased pro forma earnings per diluted share by $0.03 for the thirteen weeks ended September 27, 2005.

     The following table sets forth our Consolidated Statements of Operations for the thirty-nine weeks ended September 26, 2006 and the forty weeks ended October 4, 2005. In addition, in order to conform 2005 results to the 2006 presentation, we have provided the following pro forma Consolidated Statement of Operations for the thirty-nine weeks ended September 27, 2005, which reflects the effect of the quarterly calendar change, as indicated in footnote (1) below, and provides the pro forma stock-based compensation expense amount for the thirty-nine weeks ended September 27, 2005 in footnote (2) below.

	39 Weeks Ended	40 Weeks Ended	39 Weeks Ended
	September 26, 2006	October 4, 2005	September 27, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	$477,329	$362,428	$352,360
Franchise royalties and fees	44,948	40,155	39,088
Fresh dough sales to franchisees	73,782	64,363	62,669

Total revenue	596,059	466,946	454,117
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	141,944	103,761	101,317
Labor	147,577	110,831	108,233
Occupancy	34,797	26,475	25,545
Other operating expenses	67,138	51,859	50,306

Total bakery-cafe expenses	391,456	292,926	285,401
Fresh dough cost of sales to franchisees	62,849	55,893	54,406
Depreciation and amortization	32,050	24,481	23,843
General and administrative expenses	45,441	34,165	33,182
Pre-opening expenses	3,941	3,140	3,150

Total costs and expenses	535,737	410,605	399,982

Operating profit	60,322	56,341	54,135
Interest expense	10	37	36
Other (income) expense, net	(2,591)	(422)	(551)

Income before income taxes	62,903	56,726	54,650
Income taxes	22,960	20,705	19,947

Net income	$39,943	$36,021	$34,703

Basic net income per share	$1.28	$1.17	$1.13
Diluted net income per share	$1.25	$1.14	$1.10	(2)
Shares used in calculation of basic EPS	31,275	30,807	30,801
Shares used in calculation of diluted EPS	32,012	31,574	31,573

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the third quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 39 weeks ended September 26, 2006. For the third quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 40 weeks ended October 4, 2005 and our pro forma Consolidated Statement of Operations for the 39 weeks ended September 27, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	Prior to the adoption of SFAS 123R in fiscal 2006, we elected to follow the provisions of APB No. 25, and related interpretations, and provided the required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions had been adopted. Accordingly, no compensation costs have been recognized in the Consolidated Statements of Operations for stock option plans prior to fiscal 2006. Under the new quarterly calendar, stock-based compensation costs would have decreased pro forma earnings per diluted share by $0.10 for the thirty-nine weeks ended September 27, 2005.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the period indicated. Percentages may not add due to rounding:

	13 Weeks Ended	12 Weeks Ended	13 Weeks Ended
	September 26, 2006	October 4, 2005	September 27, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	80.5%	78.4%	78.4%
Franchise royalties and fees	7.4	8.5	8.5
Fresh dough sales to franchisees	12.1	13.1	13.1

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (2):
Cost of food and paper products	30.3%	29.3%	29.8%
Labor	31.6	30.3	30.6
Occupancy	7.4	7.1	7.1
Other operating expenses	14.9	14.5	14.2

Total bakery-cafe expenses	84.2	81.3	81.7
Fresh dough cost of sales to franchisees (3)	82.2	84.7	85.0
Depreciation and amortization	5.5	5.3	5.5
General and administrative expenses	8.1	7.0	7.0
Pre-opening expenses	0.7	0.6	0.9

Total costs and expenses	92.1	87.8	88.5

Operating profit	7.9	12.2	11.5
Interest expense	—	—	—
Other (income) expense, net	(0.4)	(0.2)	(0.3)

Income before income taxes	8.4	12.4	11.7
Income taxes	3.1	4.5	4.3

Net income	5.3%	7.9%	7.5%

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the third quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 13 weeks ended September 26, 2006. For the third quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 12 weeks ended October 4, 2005 and our pro forma Consolidated Statement of Operations for the 13 weeks ended September 27, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	As a percentage of bakery-cafe sales.

(3)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the period indicated. Percentages may not add due to rounding:

	39 Weeks Ended	40 Weeks Ended	39 Weeks Ended
	September 26, 2006	October 4, 2005	September 27, 2005
			(Pro forma) (1)
Revenues:
Bakery-cafe sales	80.1%	77.6%	77.6%
Franchise royalties and fees	7.5	8.6	8.6
Fresh dough sales to franchisees	12.4	13.8	13.8

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (2):
Cost of food and paper products	29.7%	28.6%	28.8%
Labor	30.9	30.6	30.7
Occupancy	7.3	7.3	7.2
Other operating expenses	14.1	14.3	14.3

Total bakery-cafe expenses	82.0	80.8	81.0
Fresh dough cost of sales to franchisees (3)	85.2	86.8	86.8
Depreciation and amortization	5.4	5.2	5.3
General and administrative expenses	7.6	7.3	7.3
Pre-opening expenses	0.7	0.7	0.7

Total costs and expenses	89.9	87.9	88.1

Operating profit	10.1	12.1	11.9
Interest expense	—	—	—
Other (income) expense, net	(0.4)	(0.1)	(0.1)

Income before income taxes	10.6	12.1	12.0
Income taxes	3.9	4.4	4.4

Net income	6.7%	7.7%	7.6%

(1)	As previously reported, we adopted a new quarterly calendar beginning fiscal 2006 whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our previous quarterly calendar which had 16 weeks in the first quarter and 12 weeks in the second, third and fourth quarters (4 week period progressions in each quarter). As such, for the third quarter of fiscal 2006, the statements above present our Consolidated Statement of Operations for the 39 weeks ended September 26, 2006. For the third quarter of fiscal 2005, the statements above present our Consolidated Statement of Operations for the 40 weeks ended October 4, 2005 and our pro forma Consolidated Statement of Operations for the 39 weeks ended September 27, 2005, as if the new quarterly calendar had been adopted for fiscal 2005.

(2)	As a percentage of bakery-cafe sales.

(3)	As a percentage of fresh dough sales to franchisees.

     The adjustments for the quarterly calendar change and stock-based compensation expense had the following effect on reported net income and diluted earnings per share in the third quarter (in thousands, except earnings per share):

	For the quarter ended		Percentage
	September 26, 2006	October 4, 2005	Increase
		(Pro forma)
Net income, as reported	$10,879	$11,669
Plus: Quarterly calendar change adjustment	—	109

Net income, as reported/calendar adjusted 13 weeks ended 09/27/05	10,879	11,778

Less: Stock-based compensation expense included in footnote, net of tax	—	(951)

Net income, as reported/pro forma 13 weeks ended 09/27/05	$10,879	$10,827	0.5%

Diluted earnings per share, as reported	$0.34	$0.37
Plus: Quarterly calendar change adjustment	—	—

Net income, as reported/calendar adjusted 13 weeks ended 09/27/05	0.34	0.37

Less: Stock-based compensation expense included in footnote, net of tax	—	(0.03)

Diluted earnings per share, as reported/pro forma 13 weeks ended 09/27/05	$0.34	$0.34	0.0%

Shares used in diluted earnings per share calculation	31,961	31,697
The adjustments for the quarterly calendar change and stock-based compensation expense had the following effect on reported net income and diluted earnings per share through the third quarter (in thousands, except earnings per share):

	For the three quarters ended		Percentage
	September 26, 2006	October 4, 2005	Increase
		(Pro forma)
Net income, as reported	$39,943	$36,021
Less: Quarterly calendar change adjustment	—	(1,318)

Net income, as reported/calendar adjusted 39 weeks ended 09/27/05	39,943	34,703

Less: Stock-based compensation expense included in footnote, net of tax	—	(3,157)

Net income, as reported/pro forma 39 weeks ended 09/27/05	$39,943	$31,546	27%

Diluted earnings per share, as reported	$1.25	$1.14
Less: Quarterly calendar change adjustment	—	(0.04)

Net income, as reported/calendar adjusted 39 weeks ended 09/27/05	1.25	1.10

Less: Stock-based compensation expense included in footnote, net of tax	—	(0.10)

Diluted earnings per share, as reported/pro forma 39 weeks ended 09/27/05	$1.25	$1.00	25%

Shares used in diluted earnings per share calculation	32,012	31,573
     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the third quarter:

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Number of bakery-cafes:
Company-owned:
Beginning of period	337	249	255
Bakery-cafes opened	17	16	10
Bakery-cafes closed	(1)	—	—

End of period	353	265	265

Franchise-operated:
Beginning of period	602	539	540
Bakery-cafes opened	21	21	20
Bakery-cafes closed	—	—	—

End of period	623	560	560

System-wide:
Beginning of period	939	788	795
Bakery-cafes opened	38	37	30
Bakery-cafes closed	(1)	—	—

End of period	976	825	825

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes through the third quarter:

	39 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	226
Bakery-cafes opened	44	40	40
Bakery-cafes closed	(2)	(1)	(1)

End of period	353	265	265

Franchise-operated:
Beginning of period	566	515	515
Bakery-cafes opened	59	46	46
Bakery-cafes closed	(2)	(1)	(1)

End of period	623	560	560

System-wide:
Beginning of period	877	741	741
Bakery-cafes opened	103	86	86
Bakery-cafes closed	(4)	(2)	(2)

End of period	976	825	825

     Increases in comparable bakery-cafe sales for the thirteen weeks ended September 26, 2006, the thirteen weeks ended September 27, 2005, and the twelve weeks ended October 4, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Company-owned	2.5%	7.2%	7.2%
Franchise-operated	3.0%	8.6%	8.6%
System-wide	2.8%	8.2%	8.2%
     Increases in comparable bakery-cafe sales for the thirty-nine weeks ended September 26, 2006, the thirty-nine weeks ended September 27, 2005, and the forty weeks ended October 4, 2005 were as follows:

	39 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Company-owned	4.8%	7.5%	7.4%
Franchise-operated	4.9%	8.1%	8.1%
System-wide	4.9%	7.9%	7.9%
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

Revenues
     Total revenues for the thirteen weeks ended September 26, 2006 were $205.0 million compared to $148.6 million for the twelve weeks ended October 4, 2005. On a comparable basis, total revenues for the thirteen weeks ended September 26, 2006 increased 30% to $205.0 million compared to $158.1 million for the pro forma thirteen weeks ended September 27, 2005. The growth in total revenue for the thirteen weeks ended September 26, 2006 compared to the same period in the prior year is primarily due to the opening of 156 new bakery-cafes system-wide since September 27, 2005 and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended September 26, 2006 of 2.8%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirteen weeks ended September 26, 2006 and September 27, 2005 and for the twelve weeks ended October 4, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
System-wide average weekly sales	$38,098	$37,868	0.6%	$38,342
System-wide number of operating weeks	12,438	10,483	18.6%	9,722
     Total revenues for the thirty-nine weeks ended September 26, 2006 were $596.1 million compared to $466.9 million for the forty weeks ended October 4, 2005. On a comparable basis, total revenues for the thirty-nine weeks ended September 26, 2006 increased 31% to $596.1 million compared to $454.1 million for the pro forma thirty-nine weeks ended September 27, 2005. The growth in total revenue for the thirty-nine weeks ended September 26, 2006 compared to the same period in the prior year is primarily due to the opening of 156 new bakery-cafes system-wide since September 27, 2005 and the increase in system-wide comparable bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 of 4.9%. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirty-nine weeks ended September 26, 2006 and September 27, 2005 and for the forty weeks ended October 4, 2005 are as follows:

	39 Weeks Ended	39 Weeks Ended	Percentage	40 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
System-wide average weekly sales	$38,729	$37,522	3.2%	$37,574
System-wide number of operating weeks	35,859	30,349	18.2%	31,169
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

     Bakery-cafe sales for the thirteen weeks ended September 26, 2006 were $165.1 million compared to $116.5 million for the twelve weeks ended October 4, 2005. On a comparable basis, bakery-cafe sales for the thirteen weeks ended September 26, 2006 increased 33% to $165.1 million compared to $124.0 million for the pro forma thirteen weeks ended September 27, 2005. The increase in bakery-cafe sales for the thirteen weeks ended September 26, 2006 compared to the same period in the prior year is primarily due to the opening of 70 new Company-owned bakery-cafes since September 27, 2005 and the 2.5% increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended September 26, 2006. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.1 percentage points for the thirteen weeks ended September 26, 2006 as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.0 percentage point for the thirteen weeks ended September 26, 2006 as compared to the same period in the prior year primarily as a result of the increase in the number of Company-owned bakery-cafe openings. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 6.8% and 93.2%, respectively, of the $41.1 million increase in sales from the comparable period in 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the thirteen weeks ended September 26, 2006 and September 27, 2005 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
Company-owned average weekly sales	$36,905	$36,912	0.0%	$37,347
Company-owned number of operating weeks	4,474	3,358	33.2%	3,120
     Bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 were $477.3 million compared to $362.4 million for the forty weeks ended October 4, 2005. On a comparable basis, bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 increased 35% to $477.3 million compared to $352.4 million for the pro forma thirty-nine weeks ended September 27, 2005. The increase in bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 compared to the same period in the prior year is primarily due to the opening of 70 new Company-owned bakery-cafes since September 27, 2005 and the 4.8% increase in comparable Company-owned bakery-cafe sales for the thirty-nine weeks ended September 26, 2006. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.5 percentage points for the thirty-nine weeks ended September 26, 2006 as compared to the same period in the prior year, while fresh dough sales to franchisees as a percentage of total revenue decreased by 1.4 percentage points for the thirty-nine weeks ended September 26, 2006 as compared to the same period in the prior year primarily as a result of the increase in the number of Company-owned bakery-cafe openings. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 11.9% and 88.1%, respectively, of the $124.9 million increase in sales from the comparable period in 2005. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the thirty-nine weeks ended September 26, 2006 and September 27, 2005 and for the forty weeks ended October 4, 2005 are as follows:

	39 Weeks Ended	39 Weeks Ended	Percentage	40 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
Company-owned average weekly sales	$37,384	$36,572	2.2%	$36,615
Company-owned number of operating weeks	12,769	9,541	33.8%	9,804
     Franchise royalties and fees for the thirteen weeks ended September 26, 2006 were $15.1 million compared to $12.6 million for the twelve weeks ended October 4, 2005. On a comparable basis, franchise royalties and fees for the thirteen weeks ended September 26, 2006 increased 13% to $15.1 million compared to $13.4 million for the pro forma thirteen weeks ended September 27, 2005. The components of franchise royalties and fees are as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended	12 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Franchise royalties	$14,454	$12,751	$11,964
Franchise fees	680	675	665

Total	$15,134	$13,426	$12,629

     The increase in royalty revenue for the thirteen weeks ended September 26, 2006 compared to the same period in the prior year can be attributed to the opening of 86 franchise-operated bakery-cafes since September 27, 2005 and the 3.0% increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended September 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 20.7% and 79.3%, respectively, of the $35.7 million increase in sales from the comparable period in 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the thirteen weeks ended September 26, 2006 and September 27, 2005 and for the twelve weeks ended October 4, 2005 were as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage	12 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
Franchise-operated average weekly sales	$38,769	$38,319	1.2%	$38,812
Franchise-operated number of operating weeks	7,964	7,125	11.8%	6,602
     Franchise royalties and fees for the thirty-nine weeks ended September 26, 2006 were $44.9 million compared to $40.2 million for the forty weeks ended October 4, 2005. On a comparable basis, franchise royalties and fees for the thirty-nine weeks ended September 26, 2006 increased 15% to $44.9 million compared to $39.1 million for the pro forma thirty-nine weeks ended September 27, 2005. The components of franchise royalties and fees are as follows (in thousands):

	39 Weeks Ended	39 Weeks Ended	40 Weeks Ended
	September 26, 2006	September 27, 2005	October 4, 2005
		(Pro forma)
Franchise royalties	$42,868	$37,378	$38,420
Franchise fees	2,080	1,710	1,735

Total	$44,948	$39,088	$40,155

     The increase in royalty revenue for the thirty-nine weeks ended September 26, 2006 compared to the same period in the prior year can be attributed to the opening of 86 franchise-operated bakery-cafes since September 27, 2005 and the 4.9% increase in comparable franchise-operated bakery-cafe sales for the thirty-nine weeks ended September 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 28.4% and 71.6%, respectively, of the $121.6 million increase in sales from the comparable period in 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the thirty-nine weeks ended September 26, 2006 and September 27, 2005 and for the forty weeks ended October 4, 2005 were as follows:

	39 Weeks Ended	39 Weeks Ended	Percentage	40 Weeks Ended
	September 26, 2006	September 27, 2005	Increase	October 4, 2005
		(Pro forma)
Franchise-operated average weekly sales	$39,472	$37,957	4.0%	$38,013
Franchise-operated number of operating weeks	23,090	20,809	11.0%	21,365
     As of September 26, 2006, there were 623 franchise-operated bakery-cafes open and commitments to open 400 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements (ADAs) with franchisees, with the majority opening in the next four to five years. In 2006, we expect our area developers to open at least 90 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough sales to franchisees for the thirteen weeks ended September 26, 2006 were $24.7 million compared to $19.5 million for the twelve weeks ended October 4, 2005. On a comparable basis, fresh dough sales to franchisees for the thirteen weeks ended September 26, 2006 increased 19% to $24.7 million compared to $20.7 million for the pro forma thirteen weeks ended September 27, 2005. Fresh dough sales to franchisees for the thirty-nine weeks ended September 26, 2006 were $73.8 million compared to $64.4 million for the forty weeks ended October 4, 2005. On a comparable basis, fresh dough sales to franchisees for the thirty-nine weeks ended September 26, 2006 increased 18% to $73.8 million compared to $62.7 million for the pro forma thirty-nine weeks ended September 27, 2005. The increase in fresh dough sales to franchisees between the thirteen and thirty-nine weeks ended September 26, 2006 and the thirteen and thirty-nine weeks ended September 27, 2005 was primarily driven by the increased number of franchise-operated bakery-cafes opened described previously.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 30.3% of bakery-cafe sales for the thirteen weeks ended September 26, 2006 compared to 29.3% of bakery-cafe sales for the twelve weeks ended October 4, 2005. On a comparable basis, the cost of food and paper products increased to 30.3% of bakery-cafe sales for the thirteen weeks ended September 26, 2006 compared to 29.8% of bakery-cafe sales for the pro forma thirteen weeks ended September 27, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe sales for the thirteen weeks ended September 26, 2006 compared to the same period in the prior year was primarily due to higher food costs incurred in support of our evening daypart initiative, partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened coupled with lower fuel costs, which averaged $3.08 per gallon in 2006 compared to $3.17 in the comparable period in 2005. For the thirteen weeks ended September 26, 2006, there was an average of 54.8 bakery-cafes per fresh dough facility compared to an average of 49.0 for the same period in 2005. The cost of food and paper products increased to 29.7% of bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 compared to 28.6% of bakery-cafe sales for the forty weeks ended October 4, 2005. On a comparable basis, the cost of food and paper products increased to 29.7% of bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 compared to 28.8% of bakery-cafe sales for the pro forma thirty-nine weeks ended September 27, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 compared to the same period in the prior year was primarily due to higher food costs incurred in support of our evening daypart initiative and higher fuel costs, which averaged $2.89 per gallon in the 2006 period compared to $2.69 in the comparable period in 2005, and higher cost and mix impact of antibiotic free chicken, partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened. For the thirty-nine weeks ended September 26, 2006, there was an average of 52.6 bakery-cafes per fresh dough facility compared to an average of 46.9 for the same period in 2005.
     Labor expense was $52.1 million, or 31.6% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $35.3 million, or 30.3% of bakery-cafe sales, for the twelve weeks ended October 4, 2005. On a comparable basis, labor expense was $52.1 million, or 31.6% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $37.9 million, or 30.6% of bakery-cafe sales, for the pro forma thirteen weeks ended September 27, 2005. Labor expense was $147.6 million, or 30.9% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $110.8 million, or 30.6% of bakery-cafe sales, for the forty weeks ended October 4, 2005. On a comparable basis, labor expense was $147.6 million, or 30.9% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $108.2 million, or 30.7% of bakery-cafe sales, for the pro forma thirty-nine weeks ended September 27, 2005. The labor expense as a percentage of bakery-cafe sales increased between the thirteen and thirty-nine weeks ended September 26, 2006 and the thirteen and thirty-nine weeks ended September 27, 2005 primarily as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative, partially offset by leveraging these costs over higher sales volumes.
     Occupancy cost was $12.3 million, or 7.4% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $8.3 million, or 7.1% of bakery-cafe sales, of occupancy cost for the twelve weeks ended October 4, 2005. On a comparable basis, occupancy cost was $12.3 million, or 7.4% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $8.8 million, or 7.1% of bakery-cafe sales, of occupancy cost for the pro forma thirteen weeks ended September 27, 2005. Occupancy cost was $34.8 million, or 7.3% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $26.5 million, or 7.3% of bakery-cafe sales, of occupancy cost for the forty weeks ended October 4, 2005. On a comparable basis, occupancy cost was $34.8 million, or 7.3% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $25.5 million, or 7.2% of bakery-cafe sales, of occupancy cost for the pro forma thirty-nine weeks ended September 27, 2005. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 26, 2006 and the thirteen and thirty-nine weeks ended September 27, 2005 was primarily due to higher occupancy costs related to new bakery-cafe openings.
     Other operating expenses were $24.6 million, or 14.9% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $16.9 million, or 14.5% of bakery-cafe sales, for the twelve weeks ended October 4, 2005. On a comparable basis, other operating expenses were $24.6 million, or 14.9% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $17.6 million, or 14.2% of bakery-cafe sales, for the pro forma thirteen weeks ended September 27, 2005. The increase in other operating expenses as a percentage of bakery-cafe sales for the thirteen weeks ended September 26, 2006 compared to the same period in the prior year is primarily due to increased local marketing expenses incurred in support of our evening daypart initiative, partially offset by the leveraging of other operating costs over higher sales volumes. Other operating expenses were $67.1 million, or 14.1% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $51.9 million, or 14.3% of bakery-cafe sales, for the forty weeks ended October 4, 2005. On a comparable basis, other operating expenses were $67.1 million, or 14.1% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $50.3 million, or 14.3% of bakery-cafe sales, for the pro forma thirty-nine weeks ended September 27, 2005. The decrease in other operating expenses as a percentage of bakery-cafe sales for the thirty-nine weeks ended September 26, 2006 compared to the same period in the prior year is primarily due the leveraging of other operating costs over higher sales volumes, partially offset by increased local marketing expenses incurred in support of our evening daypart initiative.
     For the thirteen weeks ended September 26, 2006, fresh dough facility cost of sales to franchisees was $20.3 million, or 82.2% of fresh dough facility sales to franchisees, compared to $16.5 million, or 84.7% of fresh dough facility sales to franchisees, for the twelve weeks ended October 4, 2005. On a comparable basis, fresh dough facility cost of sales to franchisees for the thirteen weeks ended September 26, 2006 was $20.3 million, or 82.2% of fresh dough facility sales to franchisees, compared to $17.6 million, or 85.0% of fresh dough facility sales to franchisees, for the pro forma thirteen weeks ended September 27, 2005. For the thirty-nine weeks ended September 26, 2006, fresh dough facility cost of sales to franchisees was $62.8 million, or 85.2% of fresh dough facility sales to franchisees, compared to $55.9 million, or 86.8% of fresh dough facility sales to franchisees, for the forty weeks ended October 4, 2005. On a comparable basis, fresh dough facility cost of sales to franchisees for the thirty-nine weeks ended September 26, 2006 was $62.8 million, or 85.2% of fresh dough facility sales to franchisees, compared to $54.4 million, or 86.8% of fresh dough facility sales to franchisees, for the pro forma thirty-nine weeks ended September 27, 2005. The decrease in the fresh dough facility cost of sales rate for the thirteen and thirty-nine weeks ended September 26, 2006 compared to the same periods in the prior year is primarily due to lower ingredient costs and improved leveraging of fresh dough manufacturing costs.
     General and administrative expenses were $16.6 million, or 8.1% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $10.4 million, or 7.0% of bakery-cafe sales, for the twelve weeks ended October 4, 2005. On a comparable basis, general and administrative expenses were $16.6 million, or 8.1% of bakery-cafe sales, for the thirteen weeks ended September 26, 2006 compared to $11.1 million, or 7.0% of bakery-cafe sales, for the pro forma thirteen weeks ended September 27, 2005. General and administrative expenses were $45.4 million, or 7.6% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $34.2 million, or 7.3% of bakery-cafe sales, for the forty weeks ended October 4, 2005. On a comparable basis, general and administrative expenses were $45.4 million, or 7.6% of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006 compared to $33.2 million, or 7.3% of bakery-cafe sales, for the pro forma thirty-nine weeks ended September 27, 2005. The increase in general and administrative expenses rate for the thirteen and thirty-nine weeks ended September 26, 2006 compared to the same periods in the prior year is primarily due to stock-based compensation costs from the adoption of SFAS 123R in 2006, increase in marketing expenses related to our evening daypart initiative, and higher legal costs related to litigation that was favorably resolved in the third quarter, partially offset by the leveraging of these costs over higher sales volumes.
Operating Profit
     Operating profit for the thirteen weeks ended September 26, 2006 decreased to $16.2 million, or 7.9% of total revenue, from $18.1 million, or 12.2% of total revenue, for the twelve weeks ended October 4, 2005. On a comparable basis, operating profit for the thirteen weeks ended September 26, 2006 decreased to $16.2 million, or 7.9% of total revenue, from $18.1 million, or 11.5% of total revenue, for the pro forma thirteen weeks ended September 27, 2005. Operating profit for the thirty-nine weeks ended September 26, 2006 increased to $60.3 million, or 10.1% of total revenue, from $56.3 million, or 12.1% of total revenue, for the forty weeks ended

October 4, 2005. On a comparable basis, operating profit for the thirty-nine weeks ended September 26, 2006 increased to $60.3 million, or 10.1% of total revenue, from $54.1 million, or 11.9% of total revenue, for the pro forma thirty-nine weeks ended September 27, 2005. The change in operating profit as a percentage of total revenues for the thirteen and thirty-nine weeks ended September 26, 2006 compared to the same periods in the prior year is consistent the factors described above.
Other Income and Expense
     Other income and expense for the thirteen weeks ended September 26, 2006 increased to $0.9 million of income, or 0.4% of total revenue, from $0.3 million of income, or 0.2% of total revenue, for the twelve weeks ended October 4, 2005. On a comparable basis, other income and expense for the thirteen weeks ended September 26, 2006 increased to $0.9 million of income, or 0.4% of total revenue, from $0.5 million of income, or 0.3% of total revenue, for the pro forma thirteen weeks ended September 27, 2005. Other income and expense for the thirty-nine weeks ended September 26, 2006 increased to $2.6 million of income, or 0.4% of total revenue, from $0.4 million of income, or 0.1% of total revenue, for the forty weeks ended October 4, 2005. On a comparable basis, other income and expense for the thirty-nine weeks ended September 26, 2006 increased to $2.6 million of income, or 0.4% of total revenue, from $0.6 million of income, or 0.1% of total revenue, for the pro forma thirty-nine weeks ended September 27, 2005. The increase in other income and expense for the thirteen and thirty-nine weeks ended September 26, 2006 compared to the same periods in the prior year is primarily from increased interest income in 2006 resulting from higher interest rates. Prior year interest income was largely offset by non-recurring costs.
Income Taxes
     The provision for income taxes decreased to $6.3 million for the thirteen weeks ended September 26, 2006, compared to $6.7 million for the twelve weeks ended October 4, 2005 and $6.8 million for the pro forma thirteen weeks ended September 27, 2005. The provision for income taxes increased to $23.0 million for the thirty-nine weeks ended September 26, 2006, compared to $20.7 million for the forty weeks ended October 4, 2005 and $19.9 million for the pro forma thirty-nine weeks ended September 27, 2005. The tax provisions for each of the thirteen and thirty-nine weeks ended September 26, 2006, twelve and forty weeks ended October 4, 2005, and pro forma thirteen and thirty-nine weeks ended September 27, 2005 reflects a consistent combined federal, state, and local effective tax rate of 36.5%.
Net Income
     Net income for the thirteen weeks ended September 26, 2006 decreased to $10.9 million, or $0.34 per diluted share, compared to net income of $11.7 million, or $0.37 per diluted share, for the twelve weeks ended October 4, 2005. On a comparable basis, net income for the thirteen weeks ended September 26, 2006 increased to $10.9 million, or $0.34 per diluted share, compared to pro forma net income of $10.8 million, inclusive of SFAS 123 stock option expense, or $0.34 per diluted share, for the thirteen weeks ended September 27, 2005. Net income for the thirty-nine weeks ended September 26, 2006 increased to $39.9 million, or $1.25 per diluted share, compared to net income of $36.0 million, or $1.14 per diluted share, for the forty weeks ended October 4, 2005. On a comparable basis, net income for the thirty-nine weeks ended September 26, 2006 increased to $39.9 million, or $1.25 per diluted share, compared to pro forma net income of $31.5 million, inclusive of SFAS 123 stock option expense, or $1.00 per diluted share, for the thirty-nine weeks ended September 27, 2005. The increase in net income for the thirteen and thirty-nine weeks ended September 26, 2006 compared to the same periods in the prior year is consistent with the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $46.0 million at September 26, 2006 compared with $24.5 million at December 27, 2005. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. See Note J of our Consolidated Financial Statements for acquisition of franchise-operated bakery-cafes on October 24, 2006. For the thirty-nine weeks ended September 26, 2006, we met the majority of our requirements for capital with cash from operations.
     We had working capital of $39.5 million at September 26, 2006 and $15.9 million at December 27, 2005. The increase in working capital from December 27, 2005 to September 26, 2006 resulted primarily from an increase in cash of $21.5 million, an increase in prepaid expenses of $1.6 million and a decrease in accrued expense and other current liabilities of $13.7 million, partially offset by a decrease in current investments in government securities of $10.2 million and an increase in accounts payable of $2.9 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	39 Weeks Ended	40 Weeks Ended
Cash provided by (used in):	September 26, 2006	October 4, 2005
Operating Activities	$67,539	$81,606
Investing Activities	$(54,295)	$(79,153)
Financing Activities	$8,283	$10,172
Operating Activities
     Funds provided by operating activities for the thirty-nine weeks ended September 26, 2006 and the forty weeks ended October 4, 2005 were $67.5 million and $81.6 million, respectively. Funds provided by operating activities for the thirty-nine weeks ended September 26, 2006 primarily resulted from net income, depreciation and amortization, stock based compensation, and an increase in deferred rent and other long-term liabilities, partially offset by a decrease in accrued expenses and deferred income taxes. Funds provided by operating activities for the forty weeks ended October 4, 2005 primarily resulted from net income, depreciation and amortization, tax benefit from exercise of stock options, and an increase in accrued expenses.
Investing Activities
     Total capital expenditures for the thirty-nine weeks ended September 26, 2006 were $74.1 million and were primarily related to the opening of 44 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2006 and first quarter of 2007, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure. Total capital expenditures were $57.4 million for the forty weeks ended October 4, 2005 and were primarily related to the opening of 40 Company-owned bakery-cafes in 2005, costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2005 and first quarter of 2006, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure.
     As of September 26, 2006 and December 27, 2005, we had investments of $26.0 million and $46.3 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying Consolidated Balance Sheets based upon their stated maturity dates. As of September 26, 2006, all investments were classified as held-to-maturity as we have the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at September 26, 2006.
Financing Activities
     On December 19, 2003, we entered into a $10.0 million unsecured revolving line of credit (revolver). The revolver matures December 19, 2006 and has an interest rate of LIBOR plus 0.75% to 1.5% depending on our leverage ratio and type of loan (resulting in interest rates of approximately 6.0% to 6.8% at September 26, 2006). The revolver contains restrictions relating to future indebtedness, liens, investments, distributions, mergers, acquisitions, or sales of assets, and certain leasing transactions. The revolver also requires the maintenance of certain financial ratios and covenants. As of September 26, 2006, we were in compliance with all debt covenants. At September 26, 2006, we had $9.9 million available under the revolver with $0.1 million utilized by an outstanding letter of credit. We have not borrowed under our revolver in any of the last three fiscal years.
     Financing activities provided $8.3 million and $10.2 million for the thirty-nine weeks ended September 26, 2006 and the forty weeks ended October 4, 2005, respectively. The financing activities for the thirty-nine weeks ended September 26, 2006 included $4.5 million from the exercise of stock options, $2.7 million from the tax benefit from exercise of stock options, and $1.1 million from the issuance of common stock under employee benefit plans. The financing activities for the forty weeks ended October 4, 2005 included $9.4 million from the exercise of stock options and $0.8 million from the issuance of common stock under employee benefit plans.
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
     Prior to the effective date of SFAS 123R, we applied APB No. 25, and related interpretations, for our stock option grants. APB No. 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.
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
     Stock-based compensation expense recognized during the thirty-nine weeks ended September 26, 2006 totaled approximately $4.5 million related to stock options, $0.9 million related to restricted stock, and $0.2 million related to stock purchase plan discounts. Stock-based compensation expense was included in “general and administrative expenses” in the Consolidated Statements of Operations.
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2006 of approximately $120 million to $130 million, which consists of the following: $75 million to $80 million related to the opening of at least 70 new Company-owned bakery-cafes and the costs incurred on early 2007 openings, $15 million to $18 million related to the remodeling of existing bakery-cafes, $15 million to $17 million related to the opening of 3 new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $15 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options supplemented, where necessary, by borrowings on our revolver.
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
     Off-Balance Sheet Arrangement – We are the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 26 locations of our former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from November 2006 to December 2020 and have a potential amount of future rental payments of approximately $28.1 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, we have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements when required in fiscal 2007. The Company is evaluating the effect of this pronouncement on its financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2005.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 26, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 26, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Panera Bread Company
(REGISTRANT)

Dated: November 3, 2006	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated: November 3, 2006	By:	/s/ Neal J. Yanofsky
Neal J. Yanofsky
President

Dated: November 3, 2006	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer

Dated: November 3, 2006	By:	/s/ Richard R. Isaak
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