Form 10-K
period 2006-12-26
PANERA BREAD CO
filed 2007-02-26
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2006
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
Class A Common Stock, $.0001 par value
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
None.
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of June 27, 2006 was $2,013,509,411. There is no public trading market for the registrant’s Class B Common Stock.
Number of shares outstanding of each of the registrant’s classes of common stock as of February 19, 2007: 30,388,534 shares of Class A Common Stock ($.0001 par value) and 1,400,031 shares of Class B Common Stock ($.0001 par value).
Portions of the proxy statement for the annual stockholders’ meeting to be held May 24, 2007 are incorporated by reference into Part III.

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
     As of December 26, 2006, we operated, directly and through area development agreements with 41 franchisee groups, bakery-cafes under the Panera Bread® and Saint Louis Bread Co.® names. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 38 states. With our identity rooted in handcrafted, fresh-baked, artisan bread, we are committed to providing great tasting, quality food that people can trust. Highlighted by antibiotic free chicken, whole grain bread, select organic and all-natural ingredients and a menu free of man-made trans fat, our bakery-cafe selection offers flavorful, wholesome offerings. The menu includes a wide variety of year-round favorites, complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across the country, guests are enjoying our warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free Internet access provided through a managed WiFi network. At the close of each day, our bakery-cafes donate bread and baked goods to community organizations in need.
     We operate as three business segments: the Company-owned bakery-cafe operations segment, the franchise operations segment, and the fresh dough operations segment. See Note 17 of our Consolidated Financial Statements for segment information. As of December 26, 2006, our retail operations consisted of 391 Company-owned bakery-cafes, all in the United States. As of December 26, 2006, our fresh dough operations, which supply fresh dough items daily to both Company-owned and franchise-operated bakery-cafes, consisted of 18 Company-owned fresh dough facilities. Our revenues were $829.0 million for the fiscal year ended December 26, 2006, consisting of $666.1 million of bakery-cafe sales, $61.5 million of franchise royalties and fees, and $101.3 million of fresh dough sales to franchisees. Franchise-operated bakery-cafe sales were $1,245.5 million for the fiscal year ended December 26, 2006.

     The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	173
Bakery-cafes opened	70	66	54
Bakery-cafes closed	(3)	(2)	—
Acquired from franchisees (1)	13	21	1
Transfer to franchisee (2)	—	—	(2)

End of period	391	311	226
Franchise operated:
Beginning of period	566	515	429
Bakery-cafes opened	85	73	89
Bakery-cafes closed	(2)	(1)	(4)
Sold to Company (1)	(13)	(21)	(1)
Transfer from Company (2)	—	—	2

End of period	636	566	515
System-wide:
Beginning of period	877	741	602
Bakery-cafes opened	155	139	143
Bakery-cafes closed	(5)	(3)	(4)

End of period	1,027	877	741

(1)	In October 2006, we acquired 13 bakery-cafes (one of which was under construction) and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, we acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, we acquired 23 bakery-cafes (two of which were under construction) and the area development rights from a franchisee in certain markets in Indiana. In October 2004, we acquired one bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, we transferred two bakery-cafes to a new franchisee in connection with the acquisition of the remaining minority membership interest. See Note 3 of our Consolidated Financial Statements for further information.
Concept and Strategy
     Our restaurant concept focuses on the “Specialty Bread/Bakery-Cafe” category. Our artisan breads, which are breads made with all natural ingredients, a craftsman’s attention to quality and detail, and overall award-winning bakery expertise, are at the heart of our menu. The concept is designed to deliver against consumer desire for a more responsive and more special dining experience than that offered by traditional fast food. Our goal is to maintain recognition of Panera Bread as a leading brand. Our menu, prototype, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, PM “chill out,” dinner, or the evening daypart, and take home bread, through both on-premise sales and Via Panera® catering. One of our initiatives in 2006 was to increase our traffic and sales during dinner, or the evening daypart, with Crispani® hand-crafted pizzas being an entree into this daypart initiative. See “Menu” below for additional description of our evening daypart initiative and our Crispani® hand-crafted pizzas.
     The distinctive nature of our menu offerings (centered around the fresh artisan bread products), the quality of our bakery-cafe operations, our signature cafe design, and the locations of our cafes are integral to our success. We believe our concept has significant growth potential, which we hope to realize through a combination of Company and franchisee efforts. Franchising is a key component of our success. Utilization of franchising has enabled us to grow more rapidly because of the added resources and capabilities franchisees provide to implement the concepts and strategy developed by Panera Bread. As of December 26, 2006, there were 636 franchised bakery-cafes operating and signed commitments to open an additional 359 franchised bakery-cafes.

     We believe providing bakery-cafe operators the opportunity to participate in the success of the bakery-cafe enables us to attract and retain experienced and highly motivated personnel, referred to as associates, which results in a better customer experience. As a result, our compensation, subject to annual minimums, provides general managers and multi-unit managers compensation based upon a percentage of the cash flows of the units they operate and participation in a multi-year bonus structure also based on unit cash flow. This compensation structure is referred to as the JV program.
Menu
     The menu is designed to provide our target customers with products which build on the strength of our bakery expertise. The key menu groups are fresh baked goods, made-to-order sandwiches on freshly baked breads, Crispani® hand-crafted pizza, soups, salads, and cafe beverages. Included within these menu groups are a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches; a variety of Crispani® hand-crafted pizzas; hearty, unique soups; custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks. Our concept emphasizes the sophisticated specialty and artisan breads that support each daypart and a take-home bread business.
     We regularly review and revise our menu offerings to satisfy changing customer preferences. Product development is focused on providing food that customers crave and trust. New menu items are developed in test kitchens and then introduced in a limited number of the bakery-cafes to determine customer response and verify that preparation and operating procedures maintain product consistency and high quality standards. If successful, they are then rolled out system-wide. New product rollouts are integrated into periodic or seasonal menu rotations, which we refer to as “Celebrations.” Examples of products introduced in 2006 include Crispani® hand-crafted pizza, Panera Kids™ Meals with New White Whole Grain Bread, Chicken Olivada Sandwich, Turkey Romesco Sandwich, Turkey Caprese Sandwich, Mediterranean Veggie Sandwich, Lemon Artichoke Panini, California Mission Chicken Salad, Roasted Garlic & Tomato Soup, Vegetarian Spring Pea & Asparagus Soup, Tuscan Vegetable & Ditalini Soup, Vegetarian Roasted Red Pepper & Lentil Soup, Vegetarian Butternut Squash Soup, and Roasted Turkey Noodle Soup.
     Beginning in the third quarter of fiscal 2006, we introduced our Crispani® hand-crafted pizza in the evening daypart. The Crispani® crust is a unique and delicious flatbread with just a hint of olive oil. We use many savory toppings including roasted crimini mushrooms and fresh shiitakes, Organic Muir Glen® tomatoes, roasted garlic, and many kinds of cheeses. Our toppings are grown and produced responsibly. We offer several Crispani® hand-crafted pizzas at our bakery-cafes including, among others, BBQ Chicken, Pepperoni, Roasted Wild Mushroom, Sweet Sausage and Roasted Peppers, Three Cheese, and Tomato and Fresh Basil. Crispani® hand-crafted pizzas are offered at our bakery-cafes during dinner, which is our evening daypart. Our overall initiative was to increase our traffic and sales during the evening daypart is another of our major initiatives in 2006 with Crispani® hand-crafted pizzas being an entree into this daypart initiative. Our evening daypart initiative required additional equipment and labor in our bakery-cafes and our brand of marketing, which is tailored to each area market. Depending on the area, we utilized sampling of new product, print ads, coupons, and/or television to market our evening daypart.
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
     Franchise-operated bakery-cafes contribute to us 0.7% of their sales to a national advertising fund and 0.4% of their sales as a marketing administration fee and are required to spend 2.0% of their sales in their local markets on advertising. We contribute similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration. National advertising fund contributions can be increased from current levels up to a total of 2.6% of sales by us. The national advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with our amounts in our financial statements. Liabilities for unexpended funds are included in accrued expenses in our consolidated balance sheets. Our contributions to the national advertising fund and marketing administration, as well as our own media costs, are recorded as part of other operating expenses in the consolidated statements of operations. We may utilize external media when deemed appropriate and cost effective in specific markets.

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
     In 2006, we used a portion of our national advertising fund to market our evening daypart in conjunction with the introduction of our Crispani® hand-crafted pizza. Depending on the area, we utilized sampling of new product, print ads, coupons, and/or television to market our evening daypart. See “Menu” above for additional description of our marketing efforts and our Crispani® hand-crafted pizzas.
Site Selection and Bakery-Cafe Environment
     The bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, we study the surrounding trade area, demographic information within that area, and information on competitors. Based on this analysis including utilization of predictive modeling using proprietary software, we determine projected sales and return on investment. The Panera Bread concept has proven successful in a number of different types of locations (i.e., in-line or end-cap locations in strip or power centers, regional malls, and free-standing).
     We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe to engage customers. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between our bakery-cafes and other bakery-cafes. Many of our cafes also feature outdoor cafe seating and free Internet access through a managed WiFi network. The average construction, equipment, furniture and fixture, and signage cost for the 70 Company-owned bakery-cafes opened in 2006 was $0.92 million per bakery-cafe after landlord allowances.
     The average Company-owned bakery-cafe size is approximately 4,600 square feet. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally for ten years with renewal options at most locations, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the Consolidated Financial Statements for further information on our accounting for leases.
Franchise Operations
     We began a broad-based franchising program in 1996. We are continuing to extend our franchise relationships beyond our current franchisees and annually file a Uniform Franchise Offering Circular to facilitate sale of additional franchise and area development agreements (ADAs). The franchise agreement typically requires the payment of a franchise fee of $35,000 per bakery-cafe (broken down into $5,000 at the signing of the area development agreement and $30,000 at or before the bakery-cafe opens) and continuing royalties of 4-5% on sales from each bakery-cafe. Franchise-operated bakery-cafes follow the same standards for in store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Company-owned bakery-cafes. The franchisees are required to purchase all of their dough products from sources approved by us. Our fresh dough facility system supplies fresh dough products to substantially all franchise-operated bakery-cafes. We do not finance franchisee construction or ADA payments. In addition, we do not hold an equity interest in any of the franchise-operated bakery-cafes.
     We have entered into franchise ADAs with 41 franchisee groups (area developers) as of December 26, 2006. Also, as of December 26, 2006, there were 636 franchise-operated bakery-cafes open and commitments to open 359 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various ADAs with franchisee groups, with the majority opening in the next four to five years. We expect our area developers to open 85 to 90 new franchise-operated bakery-cafes in 2007. The ADAs require an area developer to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. At the present time, we do not have any international franchise development agreements.

Bakery-Cafe Supply Chain
     Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels and for their Crispani® hand-crafted pizza. Fresh dough is supplied daily to both Company-owned and franchise-operated bakery-cafes by fresh dough facilities, which are called our bakery-cafe supply chain. There were 19 fresh dough facilities, of which 18 were Company-owned and one was franchise-operated, as of December 26, 2006, and 17 fresh dough facilities, of which 16 were Company-owned and one was franchise-operated, as of December 27, 2005 and December 25, 2004.
     We believe our fresh dough facility system provides a competitive advantage. The fresh dough facilities ensure consistent quality and supply of fresh dough products to both Company-owned and franchise-operated bakery-cafes. We focus our growth in areas that allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure and to selectively enter new markets which require the construction of additional facilities when sufficient numbers of bakery-cafes may be opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to the bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by our associates. At December 26, 2006, we leased 152 trucks. The optimal distribution is approximately 300 miles; however, when necessary, distribution range may be 500 miles. An average distribution route delivers dough to 7 bakery-cafes. Although we may contract for the supply of ingredients with only one supplier, we believe there are numerous suppliers of needed product ingredients and we could obtain ingredients from another supplier if necessary.
     We have contracted externally for the supply of the remaining baked goods in the bakery-cafes, referred to as sweet goods. In November 2002, we entered into an agreement with Dawn Food Products, Inc. to provide sweet goods for the period 2003-2007. This agreement was subsequently extended to May 2008. The agreement with Dawn is structured as a cost plus agreement. Sweet good products are completed at each bakery-cafe by professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards.
     We use independent distributors to distribute sweet goods products, tuna and other materials to bakery-cafes. With the exception of fresh dough products and the majority of our cream cheese supplied by the fresh dough facilities, virtually all other food products and supplies for retail operations, including paper goods, coffee, and smallwares, are contracted for by us and delivered by the vendors to an independent distributor for delivery to the bakery-cafes. The individual bakery-cafes order directly from a distributor two to three times per week.
     Franchise-operated bakery-cafes operate under individual contracts with one of our distributors. As of December 26, 2006, there were three primary distributors serving the Panera Bread system.
Competition
     We experience competition from numerous sources in our trade areas. We compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete based on customers’ needs for breakfast, lunch, PM “chill-out,” dinner, and take home bread sales. The competitive factors include location, environment, customer service, price, and quality of products. We compete for leased space in desirable locations. Certain of our competitors may have capital resources exceeding those available to us. For further information on competition, see “Item 1A. Risk Factors” in this Form 10-K.
Management Information Systems
     Each Company-owned bakery-cafe has computerized point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, product mix and average check. All product prices are programmed into the point-of-sale register from our headquarters office. We allow franchisees, that elect to do so, access to certain of our proprietary bakery-cafe systems and systems support. Franchisees set their own menu prices.
     We use in-store Enterprise Application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow for on-line ordering with distributors, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to our accounting department on a daily basis. We use this retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for each Company-owned bakery-cafe. Additionally, we monitor the average check, customer count, product mix, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our employees. The fresh dough facilities have computerized systems which allow the fresh dough facilities to accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafes. We also use an eLearning system and Learning Tools website to provide on-line training for our retail associates and on-line baking instructions for our bakers.

     We have network/integration systems which are corporate office electronic systems and tools which link various information subsystems and databases, encompassing e-mail and all major financial systems, such as general ledger database systems, and all major operational systems, such as store operating performance database systems. Most bakery-cafes also provide customers free Internet access provided through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.
Employees
     As of December 26, 2006, we had approximately 7,200 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 400 were employed in general or administrative functions principally at or from our support centers or executive offices, approximately 900 were employed in our fresh dough facility operations, and approximately 5,900 were employed in our bakery-cafe operations as bakers, managers, and associates. We also had approximately 10,200 part-time hourly associates at the bakery-cafes at December 26, 2006. We do not have any collective bargaining agreements with our employees and consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
Proprietary Rights
     Our brand, intellectual property and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret and unfair competition and contract law.
     The Panera®, Panera Bread®, Saint Louis Bread Co.®, Via Panera®, Crispani®, and Mother Bread design trademarks are some of the trademarks that we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other marks with the United States Patent and Trademark Office. We have also registered some of our marks in a number of foreign countries.
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
     Our Internet address is www.panerabread.com. We make available at this address, free of charge, nutritional information, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. In addition, we provide periodic investor relations updates and our corporate governance materials at our Internet address.
Government Regulation
     Each fresh dough facility and Company-owned and franchise-operated bakery-cafe is subject to regulation and licensing by federal agencies, as well as to licensing and regulation by state and local health, sanitation, safety, fire, and other governmental departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities or bakery-cafes as well as fines and possible closure relating to existing fresh dough facilities or bakery-cafes. In addition, we are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.

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
     Our growth strategy also includes continued development of bakery-cafes through franchising. At December 26, 2006, approximately 62% of our bakery-cafes were operated by franchisees (636 franchise-operated units out of a total of 1,027 units system wide). The opening and success of bakery-cafes by franchisees depends on a number of factors, including those identified above as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees.
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
     We must comply with extensive federal, state and local laws, and if we expand internationally, foreign laws and treaties, in connection with the operation of our business, including those related to:
•	franchise relationships;

•	building construction and zoning requirements;

•	environmental matters;

•	the preparation and sale of food; and

•	employment.
     Our bakery-cafes and fresh dough facilities are licensed and subject to regulation under state and local laws, including business, health, fire and safety codes.
     Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the federal Americans with Disabilities Act, child labor laws and anti-discrimination laws.
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
If we expand into foreign markets we may be exposed to uncertainties and risks, which could negatively impact our results of operations.
     We may expand our operations into new foreign markets, which will expose us to new risks and uncertainties. For example, we currently intend to expand our operations into Canadian markets, primarily through franchisee agreements, in 2007. If we expand into Canada we will be subject to Canadian economic conditions and political factors, either of which could have a material adverse affect on our financial condition and results of operations. Economic conditions and political factors include, but are not limited to, taxation, inflation, currency fluctuations, increased regulations and quotas, tariffs and other protectionist measures. Any future expansion into other international markets would expose us to similar risks.

Loss of senior management or the inability to recruit and retain other associates could adversely affect our future success.
     Our success depends on the services of our senior management and other associates, all of whom are “at will” employees. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue our growth.
     Our success also depends on our continuing ability to hire, train, motivate and retain qualified associates in our bakery-cafes, fresh dough facilities and support centers. Our failure to do so could result in higher employee turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.
     We believe that our brand, intellectual property and our confidential and proprietary information is very important to our business and our competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Via Panera®, Crispani®, and Mother Bread design, along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information and other intellectual property rights are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property and confidential and proprietary information, the steps that we have taken may not be adequate. Unauthorized usage or imitation by others could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
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
     We self-insure a significant portion of our expected losses under our workers’ compensation, health, general, auto and property liability programs. The liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience and data from industry and other actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from these assumptions and historical trends. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves of these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition and results of operation.
     Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase in 2007. These increases, as well as existing or potential legislation changes, such as proposals to require employers to provide health insurance to employees, could negatively impact our operating results.
Disruptions in our supply chain or increases in ingredient, product and other supply costs could adversely affect our profitability and operating results.
     Our Company-owned and franchise-operated bakery-cafes are dependent on frequent deliveries of ingredients and other products. Three companies deliver the majority of our ingredients and other products to the Panera Bread bakery-cafes on a regular basis (two or three times weekly). Our agreements with these distributors are up for renewal in February 2008. In addition, we and our franchisees rely on a network of local and national suppliers for the delivery of fresh produce (three to six times per week) which is particularly susceptible to supply volatility as a result of weather conditions. Our dependence on frequent deliveries to our bakery-cafes could cause shortages or supply interruptions that could adversely impact our operations.
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
     We operate 18 fresh dough facilities, which service all of our Company-owned and approximately 97% of our franchise-operated bakery-cafes. The fresh dough distribution system delivers fresh dough products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal distribution range is approximately 300 miles. However, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of the fresh dough facilities, whether due to weather conditions, technical or labor difficulties, destruction or damage to the vehicle fleet or facility or other reasons, could cause a shortage of fresh dough products at the bakery-cafes. Such a shortage of fresh dough products could, depending on the extent and duration, have a material adverse affect on our business and results of operations.

     Additionally, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations, including with respect to our efficiencies in distribution from our fresh dough facilities to the bakery-cafes.
     Our Franklin, Massachusetts’ fresh dough facility manufactures and supplies through our distributors all of the cream cheese used in the Company-owned and franchise-operated bakery cafes and approximately 79% of the tuna used in the Company-owned and franchise-operated bakery-cafes. Although we believe we have adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, the possibility exists that we will be subject to allegations regarding quality, health or other similar concerns that could have a negative impact on our operations whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation can be very costly and the results uncertain.
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
We are subject to complaints and litigation that could have an adverse affect on our business.
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
We are subject to periodic new accounting pronouncements that could have a material adverse impact on our profitability or results of operations.
     New accounting pronouncements are periodically issued which could change our current accounting practices. We assess each new pronouncement for applicability and potential impact. Depending on whether the applicable pronouncement is to be retroactively implemented or prospectively implemented, and depending on the magnitude of the change, implementation could have a significant adverse impact on historical or future profitability or results of operations.
We periodically acquire existing bakery-cafes from our franchisees, or ownership interests in other restaurant or bakery-cafe concepts, which could adversely affect our results of operations.
     We have historically acquired existing bakery-cafes and development rights from our franchisees either by negotiated agreement or exercise of our rights of first refusal under the franchise and area development agreements. For example, in fiscal year 2006, we acquired 14 bakery-cafes from franchisees (including one under construction). In addition, on February 1, 2007, we purchased 51% of the outstanding stock of Paradise Bakery & Café, Inc., which we refer to as Paradise, owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary. Any acquisition that we undertake involves risk, including:
•	our ability to successfully achieve anticipated synergies, accurately assess contingent and other liabilities as well as potential profitability;
•	unanticipated changes in business and economic conditions;

•	limited or no operational experience in the acquired bakery-cafe market or other restaurant concept;
•	future impairment charges related to goodwill and other acquired intangible assets; and
•	risks of dispute and litigation with the seller, the seller’s landlords, and vendors and other parties.
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
     Additionally, our sales have fluctuated by season due to the number and timing of bakery-cafe openings and related expense, consumer spending patterns and weather. Historically, sales have been higher during the winter holiday season as a result of increased traffic, higher baked goods sales and family and community gatherings. In fiscal year 2006, Company-owned bakery-cafes had an aggregate of approximately $155 million in sales in the first quarter which was our recorded lowest relative quarterly sales in that year and included 9 Company-owned bakery-cafe openings. Comparatively, in our fourth quarter we had an aggregate of approximately $189 million in sales with 26 Company-owned bakery-cafe openings in that quarter recording the highest relative quarterly sales for fiscal year 2006.
     Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or year.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The average size of a Company-owned bakery-cafe is approximately 4,600 square feet. The square footage of each of our fresh dough facilities is provided below. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the Consolidated Financial Statements for further information on our accounting for leases.
     Information with respect to Company-owned leased fresh dough facilities as of December 26, 2006 is set forth below:

Facility	Square Footage
Franklin, MA (1)	40,300
Fairfield, NJ	39,200
Chicago, IL	30,900
St. Louis, MO	30,000
Beltsville, MD	22,300
Cincinnati, OH	22,300
Detroit, MI	19,600
Atlanta, GA	18,000
Kansas City, KS	17,000
Seattle, WA	16,600
Orlando, FL	16,500
Warren, OH	16,300
Stockton, CA	14,300
Ontario, CA	13,900
Minneapolis, MN	11,100
Denver, CO	10,000
Greensboro, NC	9,600
Dallas, TX	7,800

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

     Information with respect to the number of bakery-cafes operated by state at December 26, 2006 is set forth below:
Panera Bread/St. Louis Bread Co. Bakery-Cafes

	Company-Owned	Franchise-Operated
State	Bakery-Cafes	Bakery-Cafes	Total Bakery-Cafes
Alabama	10	—	10
Arkansas	—	3	3
California	17	32	49
Colorado	—	22	22
Connecticut	8	9	17
Delaware		3	3
Florida	20	58	78
Georgia	10	14	24
Iowa	2	15	17
Illinois	54	41	95
Indiana	29	—	29
Kansas	—	18	18
Kentucky	11	2	13
Massachusetts	2	29	31
Maryland	—	34	34
Maine	—	4	4
Michigan	39	13	52
Minnesota	—	25	25
Missouri	44	18	62
North Carolina	9	25	34
Nebraska	10	—	10
Nevada	—	4	4
New Hampshire	—	8	8
New Jersey	—	42	42
New York	26	20	46
Ohio	8	74	82
Oklahoma	—	17	17
Oregon	1	—	1
Pennsylvania	18	37	55
Rhode Island	—	5	5
South Carolina	7	4	11
South Dakota	1	—	1
Tennessee	9	12	21
Texas	9	17	26
Virginia	40	6	46
Washington	7	—	7
West Virginia	—	5	5
Wisconsin		20	20

Totals	391	636	1,027

ITEM 3. LEGAL PROCEEDINGS
     We are subject to legal proceedings, claims and litigation in the ordinary course of our business. We believe all such claims and proceedings currently pending against us will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER                 PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock is listed on The Nasdaq Global Select Market under the symbol “PNRA.” There is no established public trading market for our Class B Common Stock. The following table sets forth the high and low sale prices for our Class A Common Stock as reported by Nasdaq for the fiscal periods indicated.

2006	High	Low

First Quarter	$73.82	$62.85
Second Quarter	$75.18	$61.70
Third Quarter	$67.24	$46.85
Fourth Quarter	$68.70	$55.47

2005	High	Low

First Quarter	$58.98	$39.16
Second Quarter	$66.26	$50.02
Third Quarter	$62.26	$49.21
Fourth Quarter	$72.36	$52.90
     On January 31, 2007, the last sale price for the Class A Common Stock, as reported on the Nasdaq Global Select Market, was $58.96. As of January 31, 2007, we had approximately 1,911 holders of record of our Class A Common Stock and approximately 42 holders of record of our Class B Common Stock.
Dividend Policy
     We have never paid cash dividends on our capital stock and do not intend to pay cash dividends in 2007 as we intend to re-invest earnings in continued growth of our operations.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.

	For the fiscal year ended
	December 26,	December 27,	December 25,	December 27,	December 28,
	2006	2005 (1)	2004	2003	2002
		(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$666,141	$499,422	$362,121	$265,933	$212,645
Franchise royalties and fees	61,531	54,309	44,449	36,245	27,892
Fresh dough sales to franchisees	101,299	86,544	72,569	61,524	41,688

Total Revenue	828,971	640,275	479,139	363,702	282,225

Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	197,182	142,675	101,832	73,885	63,370
Labor	204,956	151,524	110,790	81,152	63,172
Occupancy	48,602	35,558	25,040	18,071	14,668
Other operating expenses	92,176	70,003	51,044	36,804	27,971

Total bakery-cafe expenses	542,916	399,760	288,706	209,912	169,181

Fresh dough cost of sales to franchisees	85,618	75,036	65,627	54,967	38,432
Depreciation and amortization	44,166	33,011	25,298	18,304	13,794
General and administrative expenses	59,306	46,301	33,338	28,140	24,986
Pre-opening expenses	6,173	5,072	4,332	2,441	1,791

Total costs and expenses	738,179	559,180	417,301	313,764	248,184

Operating profit	90,792	81,095	61,838	49,938	34,041
Interest expense	92	50	18	48	32
Other (income) expense, net	(1,976)	(1,133)	1,065	1,592	467

Income before income taxes and cumulative effect of accounting change	92,676	82,178	60,755	48,298	33,542
Provision for income taxes	33,827	29,995	22,175	17,629	12,242

Income before cumulative effect of accounting change	58,849	52,183	38,580	30,669	21,300
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit (2)	—	—	—	(239)	—

Net income	$58,849	$52,183	$38,580	$30,430	$21,300

Per common share:
Basic:
Income before cumulative effect of accounting change	$1.88	$1.69	$1.28	$1.03	$0.74
Cumulative effect of accounting change (2)	—	—	—	(0.01)	—

Net income	$1.88	$1.69	$1.28	$1.02	$0.74

Diluted:
Income before cumulative effect of accounting change	$1.84	$1.65	$1.25	$1.01	$0.71
Cumulative effect of accounting change (2)	—	—	—	(0.01)	—

Net income	$1.84	$1.65	$1.25	$1.00	$0.71

Weighted average shares of common stock outstanding:
Basic	31,313	30,871	30,154	29,733	28,923
Diluted	32,044	31,651	30,768	30,423	29,891

	For the fiscal year ended
	December 26,	December 27,	December 25,	December 27,	December 28,
	2006	2005 (1)	2004	2003	2002
	(in thousands, except bakery-cafe data)
Consolidated balance sheet data:
Cash and cash equivalents	$52,097	$24,451	$29,639	$42,402	$29,924
Investments in government securities	$20,025	$46,308	$28,415	$9,019	$9,149
Total assets	$542,609	$437,667	$324,672	$256,835	$195,431
Other long-term liabilities	$7,649	$4,867	$1,776	$1,115	$262
Stockholders’ equity	$397,666	$316,978	$241,363	$193,805	$151,503

Franchisee revenue (3)	$1,245,472	$1,097,191	$879,070	$710,980	$542,624
Comparable bakery-cafe sales percentage for:
Company-owned bakery-cafes (3)	3.9%	7.4%	2.9%	1.7%	4.1%
Franchise-operated bakery-cafes (3)	4.1%	8.0%	2.6%	(0.4)%	6.1%
System-wide bakery-cafes (3)	4.1%	7.8%	2.7%	0.2%	5.5%
Bakery-cafe data:
Company-owned bakery-cafes open	391	311	226	173	132
Franchise-operated bakery-cafes open	636	566	515	429	346

Total bakery-cafes open	1,027	877	741	602	478

(1)	In fiscal year 2005, we changed our fiscal week to end on Tuesday rather than Saturday. As a result, our 2005 fiscal year ended on December 27, 2005 instead of December 31, 2005 and, therefore, consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. These additional three days in fiscal 2005 did not have a material impact on our financial statements.

(2)	Effective December 29, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement required us to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS 143, we recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $0.01 per diluted share. For further information, see the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)	We included franchisee revenue and Company-owned, franchise-operated, and system-wide comparable bakery-cafe sales percentages. Franchisee revenue is a non-GAAP financial measure that includes sales from all franchise-operated bakery-cafes, as reported by franchisees. System-wide sales is a non-GAAP financial measure that includes sales from all Company-owned and franchise-operated bakery-cafes. Management uses system-wide sales and franchisee revenue information internally in connection with store development decisions, planning, and budgeting analyses. Management believes it is useful in assessing consumer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     In fiscal 2006, we adopted a new quarterly fiscal calendar whereby each of our quarters include 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than our prior quarterly fiscal calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters (4 week period progressions in each quarter). See Note 19 to the Consolidated Financial Statements for each of the quarters of fiscal year 2005 conformed to the 2006 quarterly presentation.

     In fiscal year 2005, we changed our fiscal week to end on Tuesday rather than Saturday, with our fiscal year ending on the last Tuesday in December. This change allowed us to better serve customers by shifting the weekly closing activities to a less busy day of the week. As a result, our 2005 fiscal year ended on December 27, 2005 instead of December 31, 2005 and, therefore, consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. These additional three days in fiscal year 2005 did not have a material impact on our financial statements. As a result of this calendar change, the next fifty-three week year will occur in fiscal year 2008. Our fiscal year ended on the last Saturday in December for 2004 and prior fiscal years and consisted of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.
     We include in this report information on Company, franchisee, and/or system-wide comparable bakery-cafe sales percentages and average weekly sales. System-wide sales is a non-GAAP financial measure that includes sales from all Company-owned and franchise-operated bakery-cafes, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. Management believes it is useful in assessing consumer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to advertising pools based on a percentage of their sales.
     Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products to our franchisees and the sales of tuna and cream cheese to certain franchisees. Franchise royalties and fees include royalty income and fees from franchisees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The fresh dough cost of sales to franchisees relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation, and pre-opening expenses relate to all areas of revenue generation.
     On February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., which we refer to as Paradise, owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary, at a transaction value of $21.1 million. See Note 20 to the Consolidated Financial Statements in this Form 10-K for further information with respect to the Paradise acquisition.
     In fiscal year 2006, we earned $1.84 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 4.1% (comparable bakery-cafe sales growth of 3.9% for Company-owned bakery-cafes and 4.1% for franchise-operated bakery-cafes), system-wide average weekly sales increasing 2.2% to $39,150 ($37,833 for Company-owned bakery-cafes and $39,894 for franchise-operated bakery-cafes), and 155 new bakery-cafes opened system-wide, including 70 Company-owned bakery-cafes and 85 franchise-operated bakery-cafes. The fiscal 2006 results of $1.84 per diluted share also included a charge of $0.03 per diluted share related to the acquisition of Paradise. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further information with respect to this charge. In addition, for the fiscal year ended December 26, 2006, we recognized $5.9 million in general and administrative expenses related to stock options as a result of our adoption on December 28, 2005 of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (or SFAS 123R), which requires the recognition of the fair value of stock-based compensation. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on our stock based compensation.
     In fiscal year 2005, we earned $1.65 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 7.8% (comparable bakery-cafe sales growth of 7.4% for Company-owned bakery cafes and 8.0% for franchise-operated bakery-cafes), system-wide average weekly sales of $38,318 ($37,348 for Company-owned bakery-cafes and $38,777 for franchise-operated bakery-cafes), and 139 new bakery-cafes opened system-wide, including 66 Company-owned bakery-cafes and 73 franchise-operated bakery-cafes. The fiscal 2005 results of $1.65 per diluted share excluded footnote stock option expense of $0.13 per diluted share because SFAS 123R did not require the expensing of stock options in fiscal 2005. Earnings per diluted share inclusive of footnote stock option expense would have been $1.52 per share for the year ended December 27, 2005. See “Reconciliation of Non-GAAP Measurements to GAAP Results” later in this section in this Form 10-K.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 26,	December 27,	December 25,
	2006	2005	2004
Revenues:
Bakery-cafe sales	80.4%	78.0%	75.6%
Franchise royalties and fees	7.4	8.5	9.3
Fresh dough sales to franchisees	12.2	13.5	15.1

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.6%	28.6%	28.1%
Labor	30.8	30.3	30.6
Occupancy	7.3	7.1	6.9
Other operating expenses	13.8	14.0	14.1

Total bakery-cafe expenses	81.5	80.0	79.7
Fresh dough cost of sales to franchisees (2)	84.5	86.7	90.4
Depreciation and amortization	5.3	5.2	5.3
General and administrative expenses	7.2	7.2	7.0
Pre-opening expenses	0.7	0.8	0.9

Total costs and expenses	89.0	87.3	87.1

Operating profit	11.0	12.7	12.9
Interest expense	—	—	—
Other (income) expense, net	(0.2)	(0.2)	0.3

Income before income taxes	11.2	12.8	12.7
Income taxes	4.1	4.7	4.6

Net income	7.1%	8.2%	8.1%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

     The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	173
Bakery-cafes opened	70	66	54
Bakery-cafes closed	(3)	(2)	—
Acquired from franchisees (1)	13	21	1
Transfer to franchisee (2)	—	—	(2)

End of period	391	311	226
Franchise operated:
Beginning of period	566	515	429
Bakery-cafes opened	85	73	89
Bakery-cafes closed	(2)	(1)	(4)
Sold to Company (1)	(13)	(21)	(1)
Transfer from Company (2)	—	—	2

End of period	636	566	515
System-wide:
Beginning of period	877	741	602
Bakery-cafes opened	155	139	143
Bakery-cafes closed	(5)	(3)	(4)

End of period	1,027	877	741

(1)	In October 2006, we acquired 13 bakery-cafes (one of which was under construction) and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, we acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, we acquired 23 bakery-cafes (two of which were under construction) and the area development rights from a franchisee in certain markets in Indiana. In October 2004, we acquired one bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, we transferred two bakery-cafes to a new franchisee in the acquisition of the minority interest. See Note 3 of our Consolidated Financial Statements for further information.
     Increases in comparable bakery-cafe sales for the fiscal year ended December 26, 2006, December 27, 2005, and December 25, 2004, were as follows:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Company-owned	3.9%	7.4%	2.9%
Franchised	4.1%	8.0%	2.6%
System-wide	4.1%	7.8%	2.7%
     Company-owned comparable bakery-cafe sales increases are based on sales for bakery-cafes that have been in operation and company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales increases are based on sales for bakery-cafes that have been in operation for at least 18 months. Franchise-operated bakery-cafes which we acquire are included in comparable bakery-cafe sales 18 months after the original franchise opening date. Both Company-owned and franchise-operated comparable bakery-cafe sales exclude closed locations.

Reconciliation of Non-GAAP Measurements to GAAP Results
     In addition to the results provided in accordance with Generally Accepted Accounting Principles (or GAAP) throughout this report, we have provided certain non-GAAP measurements to conform 2005 results to the 2006 presentation related to our stock option expense and to exclude the impact of a non-recurring charge on the 2006 results relative to the Paradise transaction. Effective December 28, 2005, the beginning of our first quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, which required all stock-based compensation, including grants of employee stock options to be recognized in the statement of operations based on their fair values. We adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. Further, we incurred a non-recurring charge of $0.03 per diluted share in the fourth quarter of fiscal 2006 related to the Paradise acquisition.
     We are providing the table below because management believes it provides useful information to investors regarding our results of operations by providing current and prior reported amounts on a comparable basis. The pro forma net income of $59.9 million and earnings per share of $1.87 for the fiscal year ended December 26, 2006, and pro forma net income of $48.1 million and earnings per share of $1.52 for the fiscal year ended December 27, 2005 are considered “non-GAAP financial measures” under applicable SEC rules because they are adjusted to include stock-based compensation expense in 2005, and to exclude a non-recurring charge in the fourth quarter of fiscal 2006 relative to the Paradise transaction, which are not included in the directly comparable measures calculated in accordance with GAAP. These non-GAAP financial measures are not a substitute for the reported GAAP measures.
     The adjustment for stock-based compensation expense and Paradise charge had the following effect on reported amounts (in thousands, except earnings per share):

	For the fiscal year ended		Percentage
	December 26, 2006	December 27, 2005	Increase
		(pro-forma)
Net income, as reported	$58,849	$52,183
Less: Stock-based compensation expense included in footnote, net of tax	—	(4,115)

Net income, as reported /pro forma fiscal year ended December 27, 2005	58,849	48,068	22%
Plus: Paradise non-recurring charge, net of tax	1,072

Net income pro forma fiscal year ended December 26, 2006 and December 27, 2005, respectively	$59,921	$48,068	25%

Diluted earnings per share, as reported	$1.84	$1.65
Less: Stock-based compensation expense included in footnote, net of tax	—	(0.13)

Diluted earnings per share, as reported/pro forma fiscal year ended December 27, 2005	1.84	1.52	21%
Plus: Paradise non-recurring charge, net of tax	0.03	—

Diluted earnings per share, pro forma fiscal year ended December 26, 2006 and December 27, 2005, respectively	$1.87	$1.52	23%

Shares used in diluted earnings per share calculation	32,044	31,651
Results of Operations
Fiscal Year 2006 Compared to Fiscal Year 2005
Revenues
     Our total revenues for the fiscal year ended December 26, 2006 increased 29.5% to $829.0 million compared to $640.3 million for the fiscal year ended December 27, 2005. The growth in total revenues for the fiscal year ended December 26, 2006, as compared to the prior year, was primarily due to the opening of 155 new bakery-cafes in 2006 (70 Company-owned and 85 franchise-operated) as well as increases in system-wide comparable bakery-cafe sales of 4.1% for the fiscal year ended December 26, 2006. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the fiscal year ended December 26, 2006 and

December 27, 2005 were as follows:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	Percentage Increase

System-wide average weekly sales	$39,150	$38,318	2.2%
System-wide number of operating weeks	48,827	41,370	18.0%
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
     New stores typically experience an opening “honey-moon” whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average the “settle-in” experienced is 5% to 10% from the average weekly sales during the “honey-moon” period. As a result, year over year growth in average weekly sales is generally lower than the growth in comparable bakery-cafe sales. This results from the relationship of the number of bakery- cafes in the “honey-moon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
     Bakery-cafe sales for the fiscal year ended December 26, 2006 for the Company-owned bakery-cafes increased 33.4% to $666.1 million from $499.4 million for the fiscal year ended December 27, 2005. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.4 percentage points for the fiscal year ended December 26, 2006 compared to the fiscal year ended December 27, 2005, primarily as a result of the increase in the number of Company-owned bakery-cafe openings. The increase in bakery-cafe sales was primarily due to the impact of a full year’s operations of the 66 Company-owned bakery-cafes opened in 2005, the opening of 70 Company-owned bakery-cafes in 2006, and the 3.9% increase in comparable bakery-cafe sales for the fiscal year ended December 26, 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 10% and 90%, respectively, of the $166.7 million increase in sales from 2005. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the fiscal years ended December 26, 2006 and December 27, 2005 were as follows:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	Percentage Increase

Company-owned average weekly sales	$37,833	$37,348	1.3%
Company-owned number of operating weeks	17,607	13,280	32.6%
     Franchise royalties and fees rose 13.3% to $61.5 million for the fiscal year ended December 26, 2006 from $54.3 million for the fiscal year ended December 27, 2005. The components of franchise royalties and fees were as follows (in thousands):

	For the fiscal year ended
	December 26, 2006	December 27, 2005

Franchise royalties	$58,686	$51,539
Franchise fees	2,845	2,770

Total	$61,531	$54,309

     The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 73 franchise-operated bakery-cafes opened in 2005, the opening of 85 franchise-operated bakery-cafes in 2006, and the 4.1% increase in comparable franchise-operated bakery-cafe sales for the fiscal year ended December 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 26% and 74%, respectively, of the $156.2 million increase in sales from 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the fiscal year ended December 26, 2006 and December 27, 2005 were as follows:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	Percentage Increase

Franchisee average weekly sales	$39,894	$38,777	2.9%
Franchisee number of operating weeks	31,220	28,090	11.1%
     As of December 26, 2006, there were 636 franchise-operated bakery-cafes open and commitments to open 359 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various ADAs with franchisees, with the majority opening in the next four to five years. In 2007, we expect our area developers to open 85 to 90 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough facility sales to franchisees increased 17.1% to $101.3 million for the fiscal year ended December 26, 2006 from $86.5 million for the fiscal year ended December 27, 2005. The increase was primarily driven by the increased number of franchise-operated bakery-cafes opened described previously.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products increased to 29.6% of bakery-cafe sales for the fiscal year ended December 26, 2006 compared to 28.6% of bakery-cafe sales for the fiscal year ended December 27, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe was mainly due to higher food costs incurred in support of our evening daypart initiative, primarily related to sampling of our Crispani®, increased paper costs related to our Via Panera® catering business, higher costs from increased credit card transactions as a percentage of overall transactions, and higher cost and mix impact of antibiotic free chicken, partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened. For the fiscal year ended December 26, 2006, there was an average of 50.7 bakery-cafes per fresh dough facility compared to an average of 48.0 for the fiscal year ended December 27, 2005.
     Labor expense was $205.0 million, or 30.8% of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $151.5 million, or 30.3% of bakery-cafe sales, for the fiscal year ended December 27, 2005. The labor expense as a percentage of bakery-cafe sales increased between 2006 and 2005 primarily as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative, partially offset by leveraging these costs over higher sales volumes.
     Occupancy cost was $48.6 million, or 7.3% of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $35.6 million, or 7.1% of bakery-cafe sales, for the fiscal year ended December 27, 2005. The increase in occupancy cost as a percentage of bakery-cafe sales between 2006 and 2005 was primarily due to higher occupancy costs in certain geographical regions outpacing sales growth related to new bakery-cafe openings.
     Other operating expenses were $92.2 million, or 13.8% of bakery-cafe sales, the fiscal year ended December 26, 2006 compared to $70.0 million, or 14.0% of bakery-cafe sales, for the fiscal year ended December 27, 2005. The decrease in other operating expenses as a percentage of bakery-cafe sales in 2006 compared to 2005 was primarily due to the leveraging of other operating costs over higher sales volumes, partially offset by increased local marketing expenses incurred in support of our evening daypart initiative.

     For the fiscal year ended December 26, 2006, fresh dough facility cost of sales to franchisees was $85.6 million, or 84.5% of fresh dough facility sales to franchisees, compared to $75.0 million, or 86.7% of fresh dough facility sales to franchisees, for the fiscal year ended December 27, 2005. The decrease in the fresh dough facility cost of sales rate in fiscal year 2006 was primarily due to lower ingredient costs and improved leveraging of fresh dough manufacturing costs. Butter costs in 2006 averaged $1.58 per pound compared to $1.64 per pound in 2005.
     General and administrative expenses were $59.3 million, or 7.2% of total revenue, and $46.3 million, or 7.2% of total revenue, for the fiscal years ended December 26, 2006 and December 27, 2005, respectively. The increase in the general and administrative expense between 2006 and 2005 was primarily due to an increase in stock based compensation costs of $7.4 million primarily related to the adoption of SFAS 123R, increased marketing expenses related to our evening daypart initiative, and higher legal costs related to litigation that was favorably resolved in the third quarter, partially offset by the leveraging of these costs over higher sales volumes and lower incentive bonus expense as a result of weaker corporate performance.
Other Income and Expense
     Other income and expense for the fiscal year ended December 26, 2006 increased to $2.0 million of income, or 0.2% of total revenue, from $1.1 million of income, or 0.2% of total revenue, for the fiscal year ended December 27, 2005. The increase in other income and expense results primarily from increased interest income in 2006 resulting from higher interest rates, partially offset by $1.5 million of charges associated with the Paradise acquisition. See Note 16 of our Consolidated Financial Statements for further information with respect to the charges associated with the Paradise acquisition.
Income Taxes
     The provision for income taxes increased to $33.8 million for the fiscal year ended December 26, 2006 compared to $30.0 million for the fiscal year ended December 27, 2005. The tax provisions for the fiscal year ended December 26, 2006 and December 27, 2005 reflected a consistent combined federal, state, and local effective tax rate of 36.5%.
Net Income
     Net income for the fiscal year ended December 26, 2006 increased $6.6 million, or 13%, to $58.8 million, or $1.84 per diluted share, compared to net income of $52.2 million, or $1.65 per diluted share, for the fiscal year ended December 27, 2005. On a comparable basis, net income for the fiscal year ended December 26, 2006 increased to $58.8 million, or $1.84 per diluted share, compared to pro forma net income of $48.1 million, inclusive of SFAS 123 stock option expense, or $1.52 per diluted share, for the fiscal year ended December 27, 2005. The increase in net income in 2006 resulted from the factors described above.
Fiscal Year 2005 Compared to Fiscal Year 2004
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

	For the fiscal year ended
	December 27, 2005	December 25, 2004	Percentage Increase

System-wide average weekly sales	$38,318	$36,008	6.4%
System-wide number of operating weeks	41,370	34,470	20.0%
     Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year over year growth reflects sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months.
     New stores typically experience an opening “honey-moon” whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average the “settle-in” experienced is 5% to 10% from the average weekly sales during the “honey-moon” period. As a result, year over year growth in average weekly sales is generally lower than the growth in comparable bakery-cafe sales. This results from the relationship of the number of bakery- cafes in the “honey-moon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
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

	For the fiscal year ended
	December 27, 2005	December 25, 2004	Percentage Increase

Company-owned average weekly sales	$37,348	$35,620	4.9%
Company-owned number of operating weeks	13,280	10,166	30.6%
     Franchise royalties and fees rose 22.3% to $54.3 million for the fiscal year ended December 27, 2005 from $44.4 million for the fiscal year ended December 25, 2004. The components of franchise royalties and fees were as follows (in thousands):

	For the fical year ended
	December 27, 2005	December 25, 2004

Franchise royalties	$51,539	$41,199
Franchise fees	2,770	3,250

Total	$54,309	$44,449

     The increase in royalty revenue can be attributed to the impact of a full year’s operations of the 89 franchise-operated bakery-cafes opened in 2004, the opening of 73 franchise-operated bakery-cafes in 2005, and the 8.0% increase in comparable franchise-operated bakery-cafe sales for the fiscal year ended December 27, 2005. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 30% and 70%, respectively, of the $210.2 million increase in sales from 2004. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the fiscal year ended December 26, 2006 and December 27, 2005 were as follows:

	For the fiscal year ended
	December 27, 2005	December 25, 2004	Percentage Increase

Franchisee average weekly sales	$38,777	$36,171	7.2%
Franchisee number of operating weeks	28,090	24,303	15.6%
     As of December 27, 2005, there were 566 franchise-operated bakery-cafes open and commitments to open 416 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various ADAs with franchisees, with the majority opening in the next four to five years. In 2006, we expected our area developers to open 80 to 85 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
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
Liquidity and Capital Resources
     Cash and cash equivalents were $52.1 million at December 26, 2006, compared with $24.5 million at December 27, 2005. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes, maintaining or remodeling existing Company-owned bakery-cafes, purchasing existing franchise-operated bakery-cafes, developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. See Note 3 of our Consolidated Financial Statements for acquisitions of franchise-operated bakery-cafes during 2006. For the fiscal year ended December 26, 2006, we met our requirements for capital with cash from operations.
     We had net working capital of $18.0 million at December 26, 2006 and $15.9 million at December 27, 2005. The increase in working capital from December 27, 2005 to December 26, 2006 resulted primarily from an increase in cash of $27.6 million, an increase in prepaid expenses of $6.3 million, and an increase in trade and other accounts receivable of $5.8 million, partially offset by an increase in accrued expenses of $21.2 million and a decrease in current investments in government securities of $16.2 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	For the fiscal year ended
Cash provided by (used in):	December 26, 2006	December 27, 2005	December 25, 2004
Operating Activities	$104,895	$110,628	$84,284
Investing Activities	$(90,917)	$(129,640)	$(102,291)
Financing Activities	$13,668	$13,824	$5,244
Operating Activities
     Funds provided by operating activities for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004 were $104.9 million, $110.6 million, and $84.3 million, respectively. Cash flows from operating activities for the fiscal year ended December 26, 2006 primarily included net income, depreciation and amortization, stock based compensation, and an increase in accrued expenses, deferred rent and other long-term liabilities, partially offset by an increase in deferred income taxes, trade and other accounts receivable, and prepaid expenses. Cash flows from operating activities for the fiscal year ended December 27, 2005 and December 25, 2004 primarily resulted from net income, depreciation and amortization, tax benefit from exercise of stock options, and an increase in deferred rent and accrued expenses, partially offset by increased trade and other receivables.
Investing Activities
     Total capital expenditures for the fiscal year ended December 26, 2006 were $109.3 million and were primarily related to the opening of 70 Company-owned bakery-cafes and two fresh dough facilities in 2006, costs incurred on Company-owned bakery-cafes to be opened in the first and second quarter of 2007, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, we acquired 13 cafes and one cafe under construction from two franchisees for approximately $9.1 million. See Note 3 to the Consolidated Financial Statements for further information on these transactions. Total capital expenditures for the fiscal year ended December 27, 2005 were $82.1 million and were primarily related to the opening of 66 Company-owned bakery-

cafes in 2005, costs incurred on Company-owned bakery-cafes to be opened in the first and second quarter of 2006, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, we acquired 21 cafes and two cafes under construction from a franchisee for $28.0 million. See Note 3 to the Consolidated Financial Statements for further information on this transaction. Total capital expenditures were $80.4 million for the fiscal year ended December 25, 2004 and were primarily related to the opening of 54 Company-owned bakery-cafes in 2004, costs incurred on Company-owned bakery-cafes to be opened in the first and second quarter of 2005, and the maintaining or remodeling of existing bakery-cafes and fresh dough facilities. Additionally, in 2004, we acquired one bakery-cafe from a franchisee for $0.2 million and acquired the membership interest of the former minority interest owner for $4.9 million plus the transfer of two bakery-cafes and one bakery-cafe under construction. See Note 3 to the Consolidated Financial Statements for further information on these transactions.
     As of December 26, 2006 and December 27, 2005, we had investments of $20.0 million and $46.3 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying Consolidated Balance Sheets based upon their stated maturity dates. As of December 26, 2006, all investments were classified as held-to-maturity as we have the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at December 26, 2006.
Financing Activities
     Financing activities provided $13.7 million, $13.8 million, and $5.2 million for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004, respectively. The financing activities for the fiscal year ended December 26, 2006 included $7.7 million from the exercise of stock options, $4.3 million from the tax benefit from exercise of stock options, and $1.6 million from the issuance of common stock under employee benefit plans. The financing activities in the fiscal year ended December 27, 2005 included $12.6 million from the exercise of stock options and $1.2 million from the issuance of common stock under employee benefit plans. The financing activities for the fiscal year ended December 25, 2004 primarily included $3.6 million from the exercise of stock options and $1.1 million from the issuance of common stock under employee benefit plans.
     We had a $10.0 million unsecured revolving line of credit that expired on December 19, 2006 and was not renewed. As of December 26, 2006, we had a $0.1 million outstanding letter of credit in support of certain operational activities.
Critical Accounting Policies & Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances .
     We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. We consider the following policies on accounting for revenue recognition, goodwill, self-insurance, lease obligations, and stock-based compensation to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain.
Revenue Recognition
     We recognize revenue upon delivery of product or performance of services as follows. Bakery-cafe sales are recorded upon delivery of food and other products to a customer. In addition, fresh dough sales to franchisees are recorded upon delivery of fresh dough to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. Further, franchise fees are the result of sales of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement, or ADA. Of this fee, $5,000 is paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the commencement of franchise operations of the bakery-cafes. Royalties are paid weekly based on a percentage of sales, ranging from 4% to 5%, as defined in the agreement. Royalties are recognized as revenue when they are earned.
Valuation of Goodwill
     We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. At December 26, 2006 and December 27, 2005, our goodwill balance was $57.2 million and $48.5 million, respectively. Annually, and whenever an event or circumstance indicates it is more likely than not our goodwill has been impaired, management assesses the carrying value of our recorded goodwill. We perform our impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. No event has been identified indicating an impairment in the value of our goodwill.
Self-Insurance
     We are self-insured for a significant portion of our workers’ compensation, group health (beginning in 2005), and general, auto, and property liability insurance for up to $0.5 million of individual claims, depending on the category of loss. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. At December 26, 2006 and December 27, 2005, self-insurance reserves were $7.4 million and $8.9 million, respectively. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data to determine required self-insurance reserves. These assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. Actual experience related to number of claims and cost per claim could be more or less favorable than estimated resulting in expense reduction or increase.
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
Stock-Based Compensation
     We maintain several stock-based incentive plans. We grant options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest ratably over a four-year period beginning two years from date of grant and have a six-year term. We also grant restricted stock with vesting and terms similar to option grants. In addition, we offer a stock purchase plan where employees may purchase our common stock each calendar quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase our common stock at 85 percent of market value on the purchase date and we recognize compensation expense on the 15 percent discount.
     Prior to the effective date of SFAS 123R, we applied APB No. 25, and related interpretations, for our stock option grants. APB No. 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.
     Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amount of stock-based compensation expense recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date we adopted SFAS 123R.

     Stock-based compensation expense recognized during the fiscal year ended December 26, 2006 totaled approximately $5.9 million related to stock options, $1.4 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense was included in “general and administrative expenses” in the Consolidated Statements of Operations.
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2007 of approximately $115 million to $130 million, which consists of the following: $82 million to $92 million related to the opening of at least 85 new Company-owned bakery-cafes and the costs incurred on early 2008 openings, $16 million to $19 million related to the remodeling of existing bakery-cafes, $7 million to $8 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $10 million to $11 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options.
     In addition to our capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of certain purchase obligations and noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms for our trucks are generally for five to seven years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the Consolidated Financial Statements for further information on our accounting for leases. We expect cash expenditures under these lease obligations and cash expenditures under our purchase obligations to be as follows:

	Payments due by period as of December 26, 2006 (in thousands)
	Total	In 2007	2008–2009	2010–2011	After 2011
Operating Leases (1)	$661,156	$52,853	$105,378	$104,123	$398,802
Purchase Obligations (2)	51,200	51,200	—	—	—

Total	$712,356	$104,053	$105,378	$104,123	$398,802

(1)	See Note 10 to the Consolidated Financial Statements for further information.

(2)	Relates to certain commodity agreements where we are committed at December 26, 2006 to purchase a fixed quantity at a fixed price over a time period ranging from three months to one year, the majority of which are for a time period up to six months.
     Off-Balance Sheet Arrangement — We are the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 23 locations of our former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from March 2007 to December 2018 and have a potential amount of future rental payments of approximately $25.8 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, we have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, we have not had to make any payments related to the leases and currently do not anticipate making payments in the future. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases. Potential future commitments consist of:

	Potential Commitments as of December 26, 2006 (in thousands)
	Total	In 2007	2008—2009	2010—2011	After 2011

Subleases and Lease Guarantees (1)	$25,782	$5,586	$8,375	$4,454	$7,367

(1)	Represents aggregate minimum requirement — see Note 10 to the Consolidated Financial Statements for further information.
     In November 2002, we signed an agreement with Dawn Food Products, Inc. to provide sweet goods for the period 2003-2007. This agreement was subsequently extended to May 2008. The agreement with Dawn is structured as a cost plus agreement.

     We have Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Agreement. In accordance with SFAS 5, we have not recorded a liability for these amounts potentially due employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee. As of December 26, 2006, the total amount potentially owed employees under these Agreements was approximately $7.6 million.
     Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options will be sufficient to fund our capital requirements for the foreseeable future.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt the new requirements for fiscal 2007. We are evaluating the effect of this pronouncement on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We manage our commodity risk in several ways. We periodically enter into swap agreements to manage our fluctuating butter prices. All derivative instruments are entered into for other than trading purposes. As of December 26, 2006, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour and coffee, for use in our business. These commodities are sometimes purchased under agreements of one to three year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
     We intend to expand our operations into Canadian markets in 2007, primarily through franchise agreements. As of December 26, 2006, we had no foreign exchange rate fluctuation risk.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Panera Bread Company:
We have completed integrated audits of Panera Bread Company’s consolidated financial statements and of its internal control over financial reporting as of December 26, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 26, 2006 and December 27, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the 2006 fiscal year.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 26, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, MO
February 22, 2007

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 26, 2006	December 27, 2005

ASSETS
Current assets:
Cash and cash equivalents	$52,097	$24,451
Investments in government securities	20,025	36,200
Trade accounts receivable, net	19,041	18,229
Other accounts receivable	11,878	6,929
Inventories	8,714	7,358
Prepaid expenses	12,036	5,736
Deferred income taxes	3,827	3,871

Total current assets	127,618	102,774
Property and equipment, net	345,977	268,809
Other assets:
Investments in government securities	—	10,108
Goodwill	57,192	48,540
Other intangible assets, net	6,604	3,219
Deposits and other	5,218	4,217

Total other assets	69,014	66,084

Total assets	$542,609	$437,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,800	$4,422
Accrued expenses	102,718	81,559
Deferred revenue	1,092	884

Total current liabilities	109,610	86,865
Deferred income taxes	—	5,022
Deferred rent	27,684	23,935
Other long-term liabilities	7,649	4,867

Total liabilities	144,943	120,689
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,453,157 issued and 30,344,157 outstanding in 2006; and 29,957,297 issued and 29,848,297 outstanding in 2005	3	3
Class B, 10,000,000 shares authorized; 1,400,031 issued and outstanding in 2006 and 1,400,621 in 2005	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	176,241	154,402
Retained earnings	222,322	163,473

Total stockholders’ equity	397,666	316,978

Total liabilities and stockholders’ equity	$542,609	$437,667

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Revenues:
Bakery-cafe sales	$666,141	$499,422	$362,121
Franchise royalties and fees	61,531	54,309	44,449
Fresh dough sales to franchisees	101,299	86,544	72,569

Total revenue	828,971	640,275	479,139
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	197,182	142,675	101,832
Labor	204,956	151,524	110,790
Occupancy	48,602	35,558	25,040
Other operating expenses	92,176	70,003	51,044

Total bakery-cafe expenses	542,916	399,760	288,706
Fresh dough cost of sales to franchisees	85,618	75,036	65,627
Depreciation and amortization	44,166	33,011	25,298
General and administrative expenses	59,306	46,301	33,338
Pre-opening expenses	6,173	5,072	4,332

Total costs and expenses	738,179	559,180	417,301

Operating profit	90,792	81,095	61,838
Interest expense	92	50	18
Other (income) expense, net	(1,976)	(1,133)	1,065

Income before income taxes	92,676	82,178	60,755
Income taxes	33,827	29,995	22,175

Net income	$58,849	$52,183	$38,580

Per share data:
Net income per share
Basic	$1.88	$1.69	$1.28

Diluted	$1.84	$1.65	$1.25

Weighted average shares of common and common equivalent shares outstanding
Basic	31,313	30,871	30,154

Diluted	32,044	31,651	30,768

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Cash flows from operations:
Net income	$58,849	$52,183	$38,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,166	33,011	25,298
Stock based compensation expense	8,171	—	—
Tax benefit from exercise of stock options	(4,346)	9,307	4,336
Deferred income taxes	(5,065)	(2,249)	5,993
Other	(222)	803	472
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	(4,515)	(7,902)	(4,850)
Inventories	(1,156)	(1,686)	(1,055)
Prepaid expenses	(6,300)	(4,078)	(358)
Accounts payable	1,378	(1,418)	(2,232)
Accrued expenses	7,629	26,435	10,420
Deferred rent	3,749	3,754	7,680
Other long-term liabilities	2,557	2,468	—

Net cash provided by operating activities	104,895	110,628	84,284

Cash flows from investing activities:
Additions to property and equipment	(109,296)	(82,056)	(80,429)
Proceeds from sale of assets	1,883	—	—
Acquisitions, net of cash acquired	(9,101)	(28,261)	(5,224)
Purchase of investments	(30,619)	(20,025)	(28,792)
Investment maturities proceeds	57,200	2,000	9,300
(Increase) decrease in deposits and other	(984)	(1,298)	2,854

Net cash used in investing activities	(90,917)	(129,640)	(102,291)

Cash flows from financing activities:
Exercise of employee stock options	7,716	12,632	3,569
Tax benefit from exercise of stock options	4,346	—	—
Proceeds from issuance of common stock	1,606	1,192	1,073
Other	—	—	602

Net cash provided by financing activities	13,668	13,824	5,244

Net increase (decrease) in cash and cash equivalents	27,646	(5,188)	(12,763)
Cash and cash equivalents at beginning of period	24,451	29,639	42,402

Cash and cash equivalents at end of period	$52,097	$24,451	$29,639

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$42,227	$23,161	$10,367
Noncash investing activities:
Accrued property and equipment purchases	$23,396	$15,208	$9,066
Assets transferred to minority interest owner	$—	$—	$2,673
Accrued acquisition purchase price	$8,650	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share information)

	For the fiscal year ended
	December 26, 2006		December 27, 2005		December 25, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock, $.0001 Par Value:
Balance, beginning of year	29,848	$3	29,021	$3	28,188	$3
Exercise of employee stock options	305		657		405
Issuance of common stock	29		27		33
Conversion of Class B to Class A	1		51		395
Issuance of restricted stock (net of forfeitures)	161		92		—

Balance, end of year	30,344	$3	29,848	$3	29,021	$3

Class B Common Stock, $.0001 Par Value:
Balance, beginning of year	1,401	$—	1,452	$—	1,847	$—
Conversion of Class B to Class A	(1)		(51)		(395)

Balance, end of year	1,400	$—	1,401	$—	1,452	$—

Treasury Stock, at cost:
Balance, beginning of year	109	$(900)	109	$(900)	109	$(900)

Balance, end of year	109	$(900)	109	$(900)	109	$(900)

Additional Paid In Capital:
Balance, beginning of year		$154,402		$130,970		$121,992
Exercise of employee stock options		7,716		12,632		3,569
Issuance of common stock		1,606		1,192		1,073
Stock compensation		8,171		301		—
Income tax benefit related to stock option plan		4,346		9,307		4,336

Balance, end of year		$176,241		$154,402		$130,970

Retained Earnings:
Balance, beginning of year		$163,473		$111,290		$72,710
Net income		58,849		52,183		38,580

Balance, end of year		$222,322		$163,473		$111,290

Total Stockholders’ Equity		$397,666		$316,978		$241,363

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
     Panera Bread Company operates a retail bakery-cafe business and franchising business under the concept names Panera Bread® and Saint Louis Bread Co.® As of December 26, 2006, the Company’s retail operations consist of 391 Company-owned bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including fresh baked goods, made-to-order sandwiches on freshly baked breads, Crispani® hand-crafted pizza, soups, salads, and cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 38 states. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 26, 2006, the Company’s fresh dough operations, which supply fresh dough items daily to both Company-owned and franchise-operated bakery-cafes, consisted of 18 Company-owned fresh dough facilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned and indirect consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Investments in Government Securities
     Investments of $20.0 million and $46.3 million at December 26, 2006 and December 27, 2005, respectively, consist of United States treasury notes and government agency securities. During 2006, $57.2 million of investments matured or were called by the issuer and $30.6 million of investments were purchased by the Company. During 2005, $2.0 million of investments matured or were called by the issuer and $20.0 million of investments were purchased by the Company. During fiscal years 2006, 2005, and 2004, the Company recognized interest income on these investments of $1.8 million, $1.3 million and $0.8 million, respectively, each of which is net of discount amortization of $0.3 million in 2006, and premium amortization of $0.1 million in 2005 and 2004, and is classified in “Other (Income) Expense, net” in the Consolidated Statements of Operations. The Company’s investments are classified as short-term or long-term in the accompanying consolidated balance sheets based upon their stated maturity dates which range from December 2006 to April 2007.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At December 26, 2006, all investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 26, 2006.

Trade and Other Accounts Receivable
     Trade accounts receivable consists primarily of amounts due to the Company from its 41 franchise groups for purchases of fresh dough from the Company’s fresh dough facilities and royalties due to the Company from franchisee sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 26, 2006 and December 27, 2005 was $0.03 million. Other accounts receivable consists primarily of tenant allowances due from landlords.
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
Property and Equipment
     Property, equipment, and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	15-20 years
Machinery and equipment	3-10 years
Furniture and fixtures	2-7 years
External signage	3-6 years
     Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes in 2006, 2005, or 2004.
     Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized.
Goodwill
     Goodwill consists of the excess of the purchase price over the fair value of net assets acquired from the acquisitions of the Saint Louis Bread Company, franchise-operated bakery-cafes, a franchise-operated fresh dough facility, and the membership interest of a former minority interest owner. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. When appropriate, the Company performs its impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. The Company completed annual impairment tests as of the first day of the fourth quarter of fiscal years 2006, 2005, and 2004, none of which identified any impairment.
Other Intangible Assets
     Other intangible assets consist primarily of the fair value of favorable and unfavorable lease agreements and the fair value of re-acquired territory rights. The Company is amortizing the fair value of favorable lease agreements over the remaining related lease terms, which range from approximately 5 years to 17 years. The fair value of re-acquired territory rights was based on the present value of bakery-cafe cash flow streams. The Company is amortizing the fair value of re-acquired territory rights over the average remaining useful life of 18 years to 20 years.

     The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 26, 2006, no impairment of intangible assets has been recognized. There can be no assurance that future intangible assets impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is an impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of an impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. No impairment of long-lived assets was determined for the years ended December 26, 2006, December 27, 2005, and December 25, 2004.
Self-Insurance Reserves
     The Company is self-insured for a significant portion of its workers’ compensation, group health (beginning in 2005), and general, auto, and property liability insurance with a deductible of as much as $500,000 of individual claims, depending on the type of claim. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at December 26, 2006, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 26, 2006 and December 27, 2005, self-insurance reserves were $7.4 million and $8.9 million, respectively, and were included in accrued expenses in the consolidated balance sheets.
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
Capitalization of Certain Development Costs
     The Company capitalizes certain internal costs associated with the development, design, and construction of new bakery-cafe locations and fresh dough facilities. Capitalized costs of $7.0 million, $7.0 million, and $5.4 million for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004, respectively, are recorded as part of the asset to which they relate and are amortized over the asset’s useful life.
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
     Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is $35,000 per bakery-cafe to be developed under the Area Development Agreement (“ADA”). Of this fee, $5,000 is paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remaining $30,000 is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.8 million, $2.8 million and $3.2 million for the years ended December 26, 2006, December 27, 2005, and December 25, 2004, respectively. Royalties are paid weekly based on the percentage of sales specified in each ADA (from 4% to 5% of sales). Royalties are recognized as revenue when they are earned. Royalties were $58.7 million, $51.5 million, and $41.2 million for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004, respectively.
Advertising Costs
     Franchise-operated bakery-cafes contribute to the Company 0.7% of their sales to a national advertising fund and 0.4% of their sales as a marketing administration fee and are required to spend 2.0% of their sales in their local markets on advertising. The Company contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration. National advertising fund contributions can be increased up to a total of 2.6% of sales by the Company. The national advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with Company amounts in the Company’s financial statements. Liabilities for unexpended funds are included in accrued expenses in the consolidated balance sheets. The Company’s contributions to the national advertising fund and marketing administration, as well as its own media costs are recorded as part of other operating expenses in the Company’s consolidated statements of operations.
     The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The total amounts recorded as advertising expense were $11.3 million, $10.3 million, and $7.7 million for the years ended December 26, 2006, December 27, 2005, and December 25, 2004, respectively.
Pre-Opening Costs
     All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, and labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses, are expensed when incurred. Direct costs to open bakery-cafes amounted to $6.2 million, $5.1 million and $4.3 million in 2006, 2005, and 2004, respectively.
Rent Expense
     The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, “Accounting for Leases.” The reasonably assured lease term on most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term on most fresh dough facility leases is the initial non-cancelable lease term plus two to three renewal option periods, which generally ranges from 15 years to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.
     The Company records landlord allowances related to non-structural building improvements as deferred rent, which is included in accrued expenses or deferred rent in the consolidated balance sheets based on their short-term or long-term nature. This deferred rent is amortized over the reasonably assured lease term as a reduction of rent expense.
Fiscal Year
     In fiscal 2006, the Company adopted a new quarterly calendar whereby each of its quarters includes 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter). In 2005, the Company changed its fiscal week to end on Tuesday rather than Saturday, with our fiscal year ending on the last Tuesday in December. As a result, the Company’s 2005 fiscal year ended on December 27, 2005 and consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. The additional days in fiscal 2005 occurred in the first quarter, resulting in the first quarter being sixteen and a half weeks. The additional three days in the first quarter of 2005 did not have a material impact on the Company’s financial statements. The Company’s fiscal year ended on the last Saturday in December for 2004 and prior fiscal years and consisted of 13 four-week periods, with the first, second, and third quarters ending 16 weeks, 28 weeks, and 40 weeks, respectively, into the fiscal year.

Earnings Per Share Data
     Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Fair Value of Financial Instruments
     The carrying amount of the Company’s accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. In addition, held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 26, 2006.
Derivative Financial Instruments
     The Company periodically enters into swap agreements to manage fluctuating butter prices. Swap agreements designated at inception as a hedge are accounted for under the deferral method, with gains and losses from hedging activity included in the cost of sales as those inventories are sold or as the anticipated hedge transaction occurs. Swap agreements not designated as effective hedges of firm commitments or anticipated underlying transactions are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales. The Company does not invest in derivative financial instruments for trading purposes.
     At December 26, 2006, the Company did not have any derivative financial instruments.
Stock-Based Compensation
     The Company maintains several stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options are generally exercisable ratably over a four-year period beginning one year from date of grant and have a six-year term. The Company also grants restricted stock with vesting and terms similar to option grants. In addition, the Company offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase the Company’s common stock at 85 percent of market value on the purchase date.
     Effective December 28, 2005, the Company adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R.
     Stock-based compensation expense recognized during the fiscal year ended December 26, 2006 totaled approximately $5.9 million related to stock options, $1.4 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense was included in “general and administrative expenses” in the Consolidated Statements of Operations.
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. The Company’s pro forma net income and pro forma earnings per share for fiscal years ended December 27, 2005 and December 25, 2004, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	For the fiscal year ended
	December 27, 2005	December 25, 2004

Net income, as reported	$52,183	$38,580
Add:
Total stock-based compensation expense included in reported net income, net of tax	513	—
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(4,628)	(3,077)

Pro forma net income	$48,068	$35,503

Net income per share:
Basic, as reported	$1.69	$1.28
Basic, pro forma	$1.56	$1.18
Diluted, as reported	$1.65	$1.25
Diluted, pro forma	$1.52	$1.15
Asset Retirement Obligations
     The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease term.
Recently Issued Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements for fiscal 2007. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.
3. Acquisitions
     On October 24, 2006, the Company purchased substantially all of the assets of thirteen bakery-cafes (one of which was under construction) and the area development rights for certain markets in Iowa, Nebraska and South Dakota from its area developer, Panebraska, L.L.C., for a purchase price of approximately $15.3 million in cash plus approximately $0.1 million in acquisition costs. Approximately $6.9 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $8.4 million to be paid with interest in 2007. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $4.8 million to fixed assets, $3.5 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $6.9 million to goodwill.

     On September 27, 2006, the Company purchased from a franchisee substantially all of the assets of one bakery-cafe for a cash purchase price of $2.4 million. Approximately $2.1 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.3 million to be paid with interest in 2007. The Consolidated Statements of Operations include the results of operations of the one bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.6 million to fixed assets, $0.1 million to intangible assets, which represents the fair value of a re-acquired territory right and a favorable lease agreement, and $1.7 million to goodwill.
     On November 1, 2005, the Company purchased from a franchisee substantially all of the assets of twenty-three bakery-cafes (two of which were under construction) and the area development rights for certain markets in Indiana for a purchase price of approximately $28.0 million in cash plus the assumption of certain liabilities including those associated with bakery-cafe construction. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations from the bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $11.6 million to fixed assets, $3.1 million to intangible assets, which represents the fair value of re-acquired territory rights, which was in accordance with EITF 04-1 effective for acquisitions in reporting periods beginning after October 13, 2004, and favorable and unfavorable lease agreements, and $13.0 million to goodwill.
     On October 30, 2004, the Company’s wholly-owned subsidiary, Artisan Bread, LLC (“Artisan”), became the owner of 100% of the membership interests in Cap City Bread, LLC (“LLC”). Prior to the completion of this transaction, Artisan had owned approximately 78.5% of the membership interests in LLC and the remaining membership interests had been owned by Capitol Dough, Inc. (“Capitol Dough”), a Missouri corporation owned by Richard Postle, the Company’s former president (“Postle”), as a minority interest owner. As part of the transaction, LLC redeemed certain of the membership interests held by Capitol Dough in exchange for the transfer to Capitol Dough of LLC’s interest in 3 bakery-cafes at cost, one of which was under construction at the acquisition date (“redemption transaction”). In addition to the redemption transaction, Artisan acquired the remaining membership interests held by Capitol Dough in exchange for a cash purchase price of approximately $5.2 million (including acquisition costs), which approximates fair value. Of this purchase price, approximately $4.3 million was paid in cash at the acquisition date and the remaining purchase price was paid, with interest, in 2005. At the time of the acquisition, LLC operated 36 bakery-cafes in the northern Virginia and central Pennsylvania markets. The results of operations of these bakery-cafes have been included in the Company’s Consolidated Financial Statements since the date of formation of LLC. Following the completion of the transaction, Artisan became the sole owner of LLC, which then owned 34 bakery-cafes in the northern Virginia and central Pennsylvania markets. The 3 remaining bakery-cafes transferred to Postle, one of which was under construction at the acquisition date, are owned and operated by Postle and/or his affiliates as a franchisee. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the membership interest and related intangibles acquired in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $2.0 million to eliminate the minority interest balance, $0.3 million to fixed assets, $0.2 million to intangible assets, which represents the fair value of favorable and unfavorable lease agreements, and $2.7 million to goodwill.
4. Inventories
     Inventories consist of the following (in thousands):

	December 26,	December 27,
	2006	2005
Food:
Fresh dough facilities:
Raw materials	$2,488	$1,941
Finished goods	332	331
Bakery-cafes:
Raw materials	4,721	3,989
Paper goods	999	881
Retail merchandise	174	216

	$8,714	$7,358

5. Property and Equipment
     Major classes of property and equipment consist of the following (in thousands):

	December 26,	December 27,
	2006	2005
Leasehold improvements	$218,464	$174,043
Land and land improvements	13	712
Machinery and equipment	154,442	120,099
Furniture and fixtures	37,189	28,897
Signage	10,525	7,708
Smallwares	9,702	6,657
Construction in progress	74,085	48,988

	504,420	387,104
Less: accumulated depreciation	(158,443)	(118,295)

Property and equipment, net	$345,977	$268,809

     The Company recorded depreciation expense related to these assets of $43.9 million, $33.0 million, and $25.3 million in 2006, 2005, and 2004, respectively.
6. Goodwill
     The changes in the carrying amount of goodwill at December 26, 2006 and December 27, 2005 are as follows (in thousands):

	Company Bakery-	Fresh Dough
	Cafe Operations	Operations	Total
Balance December 25, 2004	$34,599	$728	35,327
Minority interest owner acquisition	226		226
Indiana acquisition	12,987		12,987

Balance December 27, 2005	47,812	728	48,540
Indiana acquisition	57		57
State College acquisition	1,707		1,707
Panebraska acquisition	6,888		6,888

Balance December 26, 2006	$56,464	$728	$57,192

     Goodwill accumulated amortization was $7.9 million at December 26, 2006 and December 27, 2005.
7. Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	December 26, 2006			December 27, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Re-acquired territory rights	$6,129	$(202)	$5,927	$3,000	$(23)	$2,977
Favorable Leases	750	(73)	$677	268	(26)	$242

Total Other Intangible Assets	$6,879	$(275)	$6,604	$3,268	$(49)	$3,219

     Amortization expense on these intangible assets for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004, was approximately (in thousands) $226, $46, and $3, respectively. Future amortization expense on these intangible assets as of December 26, 2006 was approximately (in thousands): $374 in 2007, $381 in 2008, $372 in 2009, $368 in 2010, $367 in 2011, and $4,756 thereafter.
8. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 26, 2006	December 27, 2005

Capital expenditures	$23,396	$15,208
Unredeemed gift cards	20,768	13,576
Compensation and related employment taxes	18,757	20,104
Accrued acquisition purchase price (Note 3)	8,490	—
Insurance	7,551	8,948
Accrued advertising	4,027	3,102
Rent	2,987	2,351
Taxes, other than income tax	2,638	1,338
Accrued utilities	2,188	1,832
Income taxes	—	3,338
Other	11,916	11,762

	$102,718	$81,559

9. Line of Credit
     The Company’s $10.0 million unsecured revolving line of credit expired on December 19, 2006 and was not renewed. As of December 26, 2006, the Company has a $0.1 million outstanding letter of credit in support of certain operational activities.
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
     Aggregate minimum requirements under non-cancelable operating leases, excluding contingent liabilities, as of December 26, 2006, were as follows (in thousands):

2007	$52,853
2008	52,938
2009	52,440
2010	52,212
2011	51,911
Thereafter	398,802

$661,156

     Rental expense under operating leases was approximately $45.6 million, $33.0 million, and $24.7 million in 2006, 2005, and 2004, respectively, which included contingent (i.e. percentage rent) payments of $0.8 million, $0.8 million, and $0.6 million, respectively.

     In accordance with SFAS 143, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 26, 2006 and December 27, 2005 was $2.2 million and $2.0 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
     The Company is the prime tenant for operating leases of 16 franchisee locations and a guarantor for operating leases of 23 locations of the former Au Bon Pain Division, or its franchisees. These leases have terms expiring on various dates from March 2007 to December 2018 and have a potential amount of future rental payments of approximately $25.8 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As the guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the respective franchisees continue to have primary liability for these operating leases. Future commitments as of December 26, 2006 under these leases were as follows (in thousands):

2007	$5,586
2008	4,752
2009	3,623
2010	2,414
2011	2,040
Thereafter	7,367

$25,782

     In November 2002, the Company signed an agreement with Dawn Food Products, Inc. (“Dawn”) to provide sweet goods for the period 2003-2007. The agreement was subsequently extended to May 2008. The agreement with Dawn is structured as a cost plus agreement. For the years ended December 26, 2006, December 27, 2005, and December 25, 2004, the Company paid $19.9 million, $15.8 million, and $17.2 million, respectively, under this agreement.
     Beginning in fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (Agreements) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. In accordance with SFAS No. 5, the Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee. As of December 26, 2006, the total amount potentially owed employees under these Agreements was approximately $7.6 million.
     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

11. Income Taxes
     The provision for income taxes attributable to income before income taxes in the consolidated statements of operations is comprised of the following (in thousands):

	December 26,	December 27,	December 25,
	2006	2005	2004
Current:
Federal	$34,766	$30,638	$15,634
State	4,117	1,616	647

	38,883	32,254	16,281

Deferred:
Federal	(4,725)	(2,166)	5,802
State	(331)	(93)	92

	(5,056)	(2,259)	5,894

Tax Provision	$33,827	$29,995	$22,175

     A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes follows:

	2006	2005	2004

Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit and other	1.5	1.5	1.5

	36.5%	36.5%	36.5%

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):

	December 26,	December 27,
	2006	2005

Deferred tax assets:
Accrued expenses	$16,239	$13,681
Share-based compensation	2,531	368
Other	143	9

Total deferred tax assets	$18,913	$14,058

Deferred tax liabilities:
Property, plant, and equipment	$(7,554)	$(9,658)
Goodwill	(7,080)	(5,551)
Other	(365)	—

Total deferred tax liabilities	$(14,999)	$(15,209)

Net deferred tax asset (liability)	$3,914	$(1,151)

Net current deferred tax asset	$3,827	$3,871

Net non-current deferred tax asset (liability)	$87	$(5,022)

12. Deposits and Other
     The Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, due to tax law changes, the Company froze this program in 1998. It appears based on actuarial estimates that the program will end in 2013.
     At December 26, 2006 and December 27, 2005, the cash surrender values of $4.2 million and $5.3 million, respectively, the mortality income receivables of $1.9 million and $2.3 million, respectively, and the insurance policy loans of $4.2 million and $5.3 million, respectively, related to the COLI program were netted and included in other assets in the Company’s consolidated balance sheets. Mortality income receivable represents the dividend or death benefits the Company is due from its insurance carrier at the respective dates. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 7.7% for the year ended December 26, 2006. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other income (expense) in the consolidated statements of operations, which netted ($0.1) million, ($0.2) million, and ($0.1) million in 2006, 2005, and 2004, respectively, the components of which are as follows (in thousands):

	2006	2005	2004
Cash value loss	$(1,103)	$(2,049)	$(2,103)
Mortality income	1,323	2,332	2,561
Interest expense	(368)	(479)	(584)

Expense	$(148)	$(196)	$(126)

     The cash value loss is the cumulative change in cash surrender value for the year and is adjusted quarterly. Mortality income is recorded periodically as charges are deducted from cash value. These amounts are recovered by the Company through payment of death benefits and mortality dividends received. Interest expense is recorded on the accrual basis.
13. Stockholders’ Equity
Common Stock
     The holders of Class A Common Stock are entitled to one vote for each share owned. The holders of Class B Common Stock are entitled to three votes for each share owned. Each share of Class B Common Stock has the same dividend and liquidation rights as each share of Class A Common Stock. Each share of Class B Common Stock is convertible, at the stockholder’s option, into Class A Common Stock on a one-for-one basis. At December 26, 2006, the Company had reserved 4,638,635 shares of its Class A Common Stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B Common Stock.
Registration Rights
     At December 26, 2006, over 90% of the Class B Common Stock is owned by the Company’s Chairman and Chief Executive Officer (“CEO”). Certain holders of Class B Common Stock, including the Company’s CEO, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
     The Company is authorized to issue 2,000,000 shares of Class B Preferred Stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in 2006 and 2005.

Treasury Stock
     In the third quarter of 2000, the Company repurchased 109,000 shares of Class A Common Stock at an average cost of $8.25 per share.
14. Stock-Based Compensation
      Effective December 28, 2005, the Company adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date of the Company adopted SFAS 123R.
      As a result of adopting SFAS 123R on December 28, 2005, stock-based compensation expense related to stock options was $5.9 million, or $0.18 per diluted share, which is net of $0.7 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense was $2.2 million. Cash received from the exercise of stock options in 2006 and 2005 was $7.7 million and $12.6 million, respectively. Windfall tax benefits realized from exercised stock options in 2006 and 2005 was $4.3 million and $9.3 million, respectively. SFAS 123R also requires that the cash retained as a result of the tax deductibility of increased in the value of share-based payments be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows, whereas, in prior periods, these amounts were presented as an operating activity.
     As of December 26, 2006, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”), the Formula Stock Option Plan for Independent Directors (“Formula Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
     2006 Stock Incentive Plan — In March 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provides for the grant of up to 1,500,000 shares of the Company’s Class A Common Stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation and Stock Option Committee (“Committee”).
     Long-Term Incentive Program — In the third quarter of 2005, the Company adopted a Long-Term Incentive Program as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the Long-Term Incentive Program to provide that the Long-Term Incentive Program is a sub-plan under the 2006 Plan (“LTIP”). Under the LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the fiscal year ended December 26, 2006 and December 27, 2005, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $1.7 million and $1.6 million, respectively.
     Performance awards under the LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0% to 300% of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50% in cash and 50% in common stock unless the Committee otherwise determines. For the fiscal years ended December 26, 2006 and December 27, 2005, compensation (income) expense related to the performance awards was ($0.2) million and $1.0 million, respectively.
     Stock options under the LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options vest over five years and must be exercised within six years from date of grant.
     Restricted stock of the Company under the LTIP is granted at no cost to participants. Participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25% of these shares after two years and thereafter 25% each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the fiscal years ended December 26, 2006 and December 27, 2005, restricted stock expense was $1.4 million and $0.3 million, respectively.

     Under the deferred annual bonus match award portion of the LTIP, eligible participants receive an additional 50% of their annual bonus which is paid three years after the date of the original bonus. For the fiscal years ended December 26, 2006 and December 27, 2005, compensation expense related to the deferred annual bonus match award was $0.6 million and $0.3 million, respectively.
     1992 Equity Incentive Plan — The Company adopted the 1992 Plan in May 1992. A total of 8,600,000 shares of Class A Common Stock were authorized for issuance under the 1992 Plan as awards, which could have been in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units, to employees and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 1992 Plan.
     Formula Stock Option Plan for Independent Directors — The Company’s Board of Directors authorized the Formula Plan on January 27, 1994. The Formula Plan is authorized for the issuance of a total of 300,000 shares and was adopted by stockholders on May 25, 1994. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for 6 years following the grant date. The plan expired in January 2004 and no further shares are available for issuance under the Formula Plan. In January 2006, the Board of Directors authorized a new compensation arrangement for independent directors that compensates directors at a fixed dollar amount, with payment consistent with the LTIP and expected to be made through a combination of cash, stock options, and restricted stock.
     2001 Employee, Director, and Consultant Stock Option Plan — The Company adopted the 2001 Plan in June 2001. A total of 3,000,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan as awards, which could have been in the form of stock options, to employees, directors, and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options under the 2001 Plan.
     Employee Stock Purchase Plan — The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 700,000 shares of Class A Common Stock. The ESPP gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 85% of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were approximately 29,000 and 27,000 shares purchased with a weighted average fair value of purchase rights of $9.88 and $7.72 during the fiscal years ended December 26, 2006 and December 27, 2005, respectively. For the fiscal year ended December 26, 2006 the Company recognized expense of approximately $0.3 million related to stock purchase plan discounts. Cumulatively, there were approximately 668,000 shares issued under this plan as of December 26, 2006.
     Under APB No. 25, the Company did not expense stock-based compensation costs during the fiscal years ended December 27, 2005 and December 25, 2004. The Company’s pro forma net income and pro forma earnings per share for fiscal years ended December 27, 2005 and December 25, 2004, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	For the fiscal year ended
	December 27, 2005	December 25, 2004

Net income, as reported	$52,183	$38,580
Add:
Total stock-based compensation expense included in reported net income, net of tax	513	—
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(4,628)	(3,077)

Pro forma net income	$48,068	$35,503

Net income per share:
Basic, as reported	$1.69	$1.28
Basic, pro forma	$1.56	$1.18
Diluted, as reported	$1.65	$1.25
Diluted, pro forma	$1.52	$1.15

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
     The weighted average fair value of the options granted during 2005 and 2004 was $21.19 per share and $13.49 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 36% in 2005 and 2004, risk-free interest rate of 4.04% in 2005 and 3.42% in 2004, and an expected life of 5 years in 2005 and 2004.
     The weighted average fair value of options granted during 2006 of $19.18 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%, expected term of 5 years, risk-free interest rate of 4.84%, and expected dividend yield of 0%.
     A summary of stock option activity under the Company’s stock-based compensation plans is set forth below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 27, 2003	3,081	$24.57
Granted	702	36.18
Exercised	(405)	8.82
Cancelled	(333)	31.02

Outstanding at December 25, 2004	3,045	28.72
Granted	340	55.55
Exercised	(657)	19.24
Cancelled	(159)	36.70

Outstanding at December 27, 2005	2,569	34.20
Granted	146	54.27
Exercised	(305)	25.25
Cancelled	(99)	37.74

Outstanding at December 26, 2006	2,311	$36.36	3.2	$45,185

Exercisable at December 26, 2006	1,152	$32.40	2.9	$26,678

     Of the options at December 26, 2006, December 27, 2005, and December 25, 2004, 1,152,382, 927,972, and 1,003,723, respectively, were vested and exercisable with a weighted average exercise price of $32.40, $30.01, and $20.85, respectively. The following table summarizes information concerning outstanding and exercisable options at December 26, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$3.19 - $26.92	238	1.9	$12.60	228	$12.02
$27.51	240	3.2	27.51	141	27.51
$28.38 - $33.22	232	2.3	29.07	131	29.01
$34.78 - $35.00	31	3.7	34.79	—	35.00
$35.29	261	3.7	35.29	56	35.29
$35.31 - $36.00	218	3.2	35.71	146	35.81
$36.15	256	2.4	36.15	112	36.15
$36.79 - $43.15	404	3.0	41.01	205	40.57
$47.95 - $54.41	335	4.7	52.02	125	54.41
$54.53 - $72.58	96	4.7	65.92	8	68.55

	2,311	3.2	$36.36	1,152	$32.40

     The total intrinsic value of options exercised during the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004, was $12.3 million, $25.5 million, and $11.9 million, respectively. As of December 26, 2006, the total unrecognized compensation cost related to non-vested options was $11.7 million, which is net of a $2.3 million forfeiture estimate, and is expected to be recognized over a weighted average period of approximately 2.7 years.
     The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at December 25, 2004	—	$—
Granted	94	52.89
Vested	—
Forfeited	(2)	54.06

Non-vested at December 27, 2005	92	52.88
Granted	170	51.59
Vested	—	—
Forfeited	(9)	51.32

Non-vested at December 26, 2006	253	$52.07

     As of December 26, 2006, there was $8.8 million of total unrecognized compensation cost related to restricted stock, which is net of a $2.7 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 4.3 years.
15. Defined Contribution Benefit Plan
     The Panera Bread Company Savings Plan (the “Plan”) was formed under Section 401(k) of the Code. The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer on a pre-tax basis up to 15% of his or her salary, subject to the limitations imposed by the Code. The Plan provides for a matching contribution by the Company equal to 50% of the first 3% of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25% per year, and are fully vested after 5 years. The Company contributed $0.7 million, $0.5 million and $0.3 million to the Plan in 2006, 2005, and 2004, respectively.
16. Other Income and Expense
     Other (income) expense, net was ($2.0) million, ($1.1) million, and $1.1 million in 2006, 2005, and 2004, respectively. Other income, net in 2006 primarily consisted of interest income of $3.5 million, partially offset by $1.5 million of charges associated with the termination of ADA’s with two franchisees in the Phoenix markets, none of which had operating bakery-cafes. The termination of the ADA’s was precipitated by the pending acquisition of Paradise Bakery and Café (“Paradise”), which closed in the first quarter of 2007 (see Note 20 for further description of the Paradise transaction). Included in the $1.5 million of charges was $0.8 million of asset write-offs from assets acquired from one of the franchisees, $0.3 million of future operating lease costs resulting from the assumption of certain leases from one of the franchisees, and $0.4 million of other costs involved with termination of the ADA’s. Other income, net in 2005 principally consisted of interest income of $2.5 million, partially offset by costs of $1.4 million. Other expense, net in 2004 principally consisted of minority interest allocation, payments to our former joint venture partner, and other costs of $2.0 million, partially offset by interest income of $1.0 million.

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
     The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes:

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Number of bakery-cafes:
Company-owned:
Beginning of period	311	226	173
Bakery-cafes opened	70	66	54
Bakery-cafes closed	(3)	(2)	—
Acquired from franchisee (1)	13	21	1
Transfer to franchisee (2)	—	—	(2)

End of period	391	311	226

Franchise operated:
Beginning of period	566	515	429
Bakery-cafes opened	85	73	89
Bakery-cafes closed	(2)	(1)	(4)
Sold to Company (1)	(13)	(21)	(1)
Transfer from Company (2)	—	—	2

End of period	636	566	515

System-wide:
Beginning of period	877	741	602
Bakery-cafes opened	155	139	143
Bakery-cafes closed	(5)	(3)	(4)

End of period	1,027	877	741

(1)	In October 2006, the Company acquired 13 bakery-cafes (one of which was under construction) and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, the Company acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, the Company acquired 23 bakery-cafes (two of which were under construction) and the area development rights from a franchisee in certain markets in Indiana. In October 2004, we acquired one bakery-cafe in the Dallas, Texas market from a franchisee.

(2)	In October 2004, the Company transferred two bakery-cafes to a new franchisee in the acquisition of the minority interest. See Note 3 of the Company’s Consolidated Financial Statements for further information.

     The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004

Revenues:
Company bakery-cafe operations	$666,141	$499,422	$362,121
Franchise operations	61,531	54,309	44,449
Fresh dough operations	159,050	128,422	103,786
Intercompany sales eliminations	(57,751)	(41,878)	(31,217)

Total Revenues	$828,971	$640,275	$479,139

Segment profit:
Company bakery-cafe operations	$123,225	$99,662	$73,415
Franchise operations	54,160	47,652	39,149
Fresh dough operations	15,681	11,508	6,942

Total segment profit	$193,066	$158,822	$119,506

Total segment profit	$193,066	$158,822	$119,506
Depreciation and amortization	44,166	33,011	25,298
Unallocated general and administrative expenses	51,935	39,644	28,038
Pre-opening expenses	6,173	5,072	4,332
Interest expense	92	50	18
Other (income) expense, net	(1,976)	(1,133)	1,065

Income before income taxes	$92,676	$82,178	$60,755

Depreciation and amortization:
Company bakery-cafe operations	$32,741	$23,345	$17,786
Fresh dough operations	7,097	6,016	4,356
Corporate administration	4,328	3,650	3,156

Total depreciation and amortization	$44,166	$33,011	$25,298

Capital expenditures:
Company bakery-cafe operations	$86,743	$67,554	$67,374
Fresh dough operations	15,120	9,082	9,445
Corporate administration	7,433	5,420	3,610

Total capital expenditures	$109,296	$82,056	$80,429

	December 26, 2006	December 27, 2005

Segment assets:
Company bakery-cafe operations	$374,795	$301,517
Franchise operations	3,740	2,969
Fresh dough operations	59,919	37,567

Total segment assets	$438,454	$342,053

Total segment assets	$438,454	$342,053
Unallocated trade and other accounts receivable	1,902	3,485
Unallocated property and equipment	16,491	13,181
Unallocated deposits and other	3,160	2,263
Other unallocated assets	82,602	76,685

Total assets	$542,609	$437,667

     “Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to company-owned life insurance program, and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

18. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 26, 2006	December 27, 2005	December 25, 2004
Amounts used for basic and diluted per share calculations:
Net income	$58,849	$52,183	$38,580

Weighted average number of shares outstanding — basic	31,313	30,871	30,154
Effect of dilutive securities:
Employee stock options	690	772	614
LTIP	41	8	—

Weighted average number of shares outstanding — diluted	32,044	31,651	30,768

Basic earnings per common share:
Net income	$1.88	$1.69	$1.28

Diluted earnings per common share:
Net income	$1.84	$1.65	$1.25

     For the years ended December 26, 2006, December 27, 2005, and December 25, 2004, outstanding options for 0.3 million, 0.03 million, and 0.5 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

19. Selected Quarterly Financial Data (unaudited)
     The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2006 — quarters ended
	March 28	June 27	September 26	December 26

Revenues	$193,971	$197,135	$204,954	$232,912
Operating profit	22,667	21,415	16,240	30,470
Net income	15,013	14,052	10,879	18,906
Basic earnings per share:
Net income	$0.48	$0.45	$0.35	$0.60

Diluted earnings per share:
Net income	$0.47	$0.44	$0.34	$0.59	(2)

	Fiscal 2005 — quarters ended
	April 19	July 12	October 4	December 27

Revenues	$178,148	$140,172	$148,626	$173,329
Operating profit	21,942	16,275	18,124	24,754
Net income	13,923	10,429	11,669	16,162
Basic earnings per share:
Net income	$0.45	$0.34	$0.38	$0.52

Diluted earnings per share:
Net income	$0.44	$0.33	$0.37	$0.51

	Fiscal 2005 — quarters ended (pro forma) (1)
	March 29	June 28	September 27	December 27

Revenues	144,137	151,908	158,072	186,158
Operating profit	19,288	16,741	18,106	26,960
Net income	12,222	10,703	11,778	17,480
Basic earnings per share:
Net income	$0.40	$0.35	$0.38	$0.56

Diluted earnings per share:
Net income	$0.39	$0.34	$0.37	$0.55

(1)	In fiscal 2006, the Company adopted a new quarterly fiscal calendar whereby each of its quarters included 13 weeks (4 week, 5 week, and 4 week period progressions in each quarter), rather than its prior quarterly fiscal calendar which had 16 weeks in the first quarter and 12 weeks in the second, third, and fourth quarters (4 week period progressions in each quarter). Pro forma information above presents the fiscal 2005 quarterly financial results as if the new quarterly calendar had been adopted for fiscal 2005. In addition, effective December 28, 2005, the beginning of the Company’s first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS 123R; therefore results for prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. Footnote option expense would have decreased pro forma diluted earnings per share above for the first, second, third, and fourth quarters by $0.03, $0.04, $0.03, and $0.03, respectively.

(2)	The fourth quarter of 2006 diluted earnings per share of $0.59 includes a charge of $0.03 per diluted share related to the Paradise acquisition.

20. Subsequent Event
     On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise, owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary, at a transaction value of $21.1 million. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $1.0 million to be paid with interest in 2007. In addition, Panera Bread has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if Panera Bread has not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase Panera Bread’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. The Consolidated Statements of Operations will include the Paradise results of operations from the date of the acquisition. The Company will allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 26, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 26, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 26, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and those policies and procedures that:
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 26, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.
     The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, have issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of December 26, 2006, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Incorporated by reference from the information in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
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
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference from the information in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated by reference from the information in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated by reference from the information in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference from the information in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements
     The following described consolidated financial statements of the Company are included in this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 26, 2006 and December 27, 2005.
     Consolidated Statements of Operations for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004.
     Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004.
     Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 26, 2006, December 27, 2005, and December 25, 2004.
     Notes to the Consolidated Financial Statements.
(a)	2. Financial Statement Schedule
     The following financial statement schedule for the Company is filed herewith:
     Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions-		Balance at
	beginning	charged to		end of
Description	of period	expense	Deductions	period
Allowance for Doubtful Accounts:
Fiscal Year Ended December 25, 2004	$53	$12	$36	$29
Fiscal Year Ended December 27, 2005	$29	$—	$3	$26
Fiscal Year Ended December 26, 2006	$26	$—	$—	$26
Deferred Tax Valuation Allowance:
Fiscal Year Ended December 25, 2004	$3,571	$—	$3,021	$550
Fiscal Year Ended December 27, 2005	$550	$—	$550	$—
Fiscal Year Ended December 26, 2006	$—	$—	$—	$—
Self-Insurance Reserves:
Fiscal Year Ended December 25, 2004	$2,089	$5,962	$4,554	$3,497
Fiscal Year Ended December 27, 2005	$3,497	$15,376	$9,925	$8,948
Fiscal Year Ended December 26, 2006	$8,948	$19,094	$20,630	$7,412
(a)	3. Exhibits
     See Exhibit Index incorporated into this item by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer

Date: February 23, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	February 23, 2007

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	February 23, 2007

/s/ FRED K. FOULKES Fred K. Foulkes	Director	February 23, 2007

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	February 23, 2007

/s/ NEAL J. YANOFSKY Neal J. Yanofsky	President	February 23, 2007

/s/ JEFFREY W. KIP Jeffrey W. Kip	Senior Vice President, Chief Financial Officer	February 23, 2007

/s/ RICHARD R. ISAAK Richard R. Isaak	Vice President, Controller, Chief Accounting Officer	February 23, 2007

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

4.1.1	Form of Rights Agreement, dated as of October 21, 1996 between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent. Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-19253), filed on November 1, 1996.

4.1.2	Amendment of Rights Agreement between the Company and State Street Bank and Trust Company (now EquiServe Trust Company, N.A.), as Rights Agent, dated as of January 15, 1999. Incorporated by reference to the Company’s Registration Statement on Form 8-A/A (File No. 000-19253), filed on November 2, 1999.

10.1	1992 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†

10.2	Formula Stock Option Plan for Independent Directors, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.†

10.3	Panera Bread Company 1992 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-128049) filed with the Commission on September 1, 2005.†

10.4	Panera Bread Company 2001 Employee, Director and Consultant Stock Option Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2005 filed on Schedule 14A with the Commission on April 21, 2005.†

10.5	Panera Bread Company 2005 Long-Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed May 25, 2006.†

10.6	Panera Bread Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 13, 2006 filed on Schedule 14A with the Commission on April 13, 2006. †

10.7	Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 25, 2006. †

10.8	Form of Non-qualified Stock Option Agreement under 2005 Long Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006. †

10.9	Form of Restricted Stock Agreement under 2005 Long-Term Incentive Program, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 25, 2006. †

10.10.1	Confidential and Proprietary Information and Non-Competition Agreement between the Registrant and Neal Yanofsky, dated June 5, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†

10.10.2	Employee and Consultant Non-Qualified Stock Option Agreement between the Registrant and Neal Yanofsky, dated as of June 5, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.†

10.10.3	Employment Letter between the Registrant and Michael Kupstas. Incorporated by reference to Exhibit 10.6.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999.†

10.10.4	Employment Letter between the Registrant and Mark Borland. Incorporated by reference to Exhibit 10.6.17 of the Company’s Quarterly Report of Form 10-Q for the period ended October 5, 2002.†

10.10.5	Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003.†

10.11	Description of Compensation Arrangements with Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2006.

10.12	Lease and Construction Exhibit between Bachelor Foods, Inc., the Lessor, and Panera, Inc., the Lessee, dated September 7, 2000. Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

21*	Registrant’s Subsidiaries.

Exhibit
Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer.

31.2*	Certification by Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).