Form 10-Q
period 2007-03-27
PANERA BREAD CO
filed 2007-05-04
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of May 1, 2007, 30,504,309 shares and 1,398,588 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 27, 2007	December 26, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,837	$52,097
Investments in government securities	4,004	20,025
Trade accounts receivable, net	16,255	19,041
Other accounts receivable	10,847	11,878
Inventories	8,959	8,714
Prepaid expenses	7,938	12,036
Deferred income taxes	4,927	3,827

Total current assets	89,767	127,618
Property and equipment, net	361,677	345,977
Other assets:
Goodwill	74,918	57,192
Other intangible assets, net	13,385	6,604
Deposits and other	7,274	5,218

Total other assets	95,577	69,014

Total assets	$547,021	$542,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,302	$5,800
Accrued expenses	78,013	102,718
Deferred revenue	639	1,092

Total current liabilities	82,954	109,610
Deferred income taxes	286	—
Deferred rent	29,858	27,684
Other long-term liabilities	11,625	7,649

Total liabilities	124,723	144,943
Commitments and contingencies
Minority interest	2,557	—
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,594,432 issued and 30,485,432 outstanding in 2007; and 30,453,157 issued and 30,344,157 outstanding in 2006	3	3
Class B, 10,000,000 shares authorized; 1,400,013 issued and outstanding in 2007 and 1,400,031 in 2006	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	184,089	176,241
Retained earnings	236,549	222,322

Total stockholders’ equity	419,741	397,666

Total liabilities and stockholders’ equity	$547,021	$542,609

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Revenues:
Bakery-cafe sales	$197,118	$155,080
Franchise royalties and fees	16,259	14,468
Fresh dough sales to franchisees	26,299	24,423

Total revenue	239,676	193,971
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	58,996	45,743
Labor	62,471	47,351
Occupancy	15,537	11,008
Other operating expenses	25,760	20,243

Total bakery-cafe expenses	162,764	124,345
Fresh dough cost of sales to franchisees	21,842	21,734
Depreciation and amortization	13,334	10,207
General and administrative expenses	17,138	14,208
Pre-opening expenses	1,137	810

Total costs and expenses	216,215	171,304

Operating profit	23,461	22,667
Interest expense	133	3
Other (income) expense, net	(591)	(979)

Income before minority interest and income taxes	23,919	23,643
Minority interest	114	—

Income before income taxes	23,805	23,643
Income taxes	8,762	8,630

Net income	$15,043	$15,013

Per share data:
Net income per share
Basic	$0.48	$0.48

Diluted	$0.47	$0.47

Weighted average shares of common and common equivalent shares outstanding
Basic	31,542	31,193

Diluted	32,187	31,997

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Cash flows from operations:
Net income	$15,043	$15,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,334	10,207
Stock-based compensation expense	2,420	1,625
Tax benefit from exercise of stock options	(1,322)	(1,597)
Minority interest	114	—
Deferred income taxes	(2,738)	(1,677)
Other	67	32
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	4,141	5,971
Inventories	212	194
Prepaid expenses	4,245	741
Accounts payable	(2,839)	(1,422)
Accrued expenses	(11,260)	(9,096)
Deferred rent	2,174	943
Other long-term liabilities	2,920	2,128

Net cash provided by operating activities	26,511	23,062

Cash flows from investing activities:
Additions to property and equipment	(27,674)	(22,286)
Acquisitions, net of cash acquired	(34,003)	—
Purchase of investments	—	(30,619)
Investment maturities proceeds	16,000	11,100
Increase in deposits and other	(1,522)	(1,422)

Net cash used in investing activities	(47,199)	(43,227)

Cash flows from financing activities:
Exercise of employee stock options	3,700	2,271
Tax benefit from exercise of stock options	1,322	1,597
Proceeds from issuance of common stock under employee benefit plans	406	335

Net cash provided by financing activities	5,428	4,203

Net decrease in cash and cash equivalents	(15,260)	(15,962)
Cash and cash equivalents at beginning of period	52,097	24,451

Cash and cash equivalents at end of period	$36,837	$8,489

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A-BASIS OF PRESENTATION
     The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 26, 2006.
     The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. In addition, from and after February 1, 2007, the consolidated financial statements of Panera Bread Company include its majority-owned consolidated subsidiary, Paradise Bakery & Café, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.
NOTE B-INCOME TAXES
     Effective December 27, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $1.2 million, principally related to state income tax matters. Of this amount, $0.4 million was recorded as a deferred tax asset relating to the estimated federal tax benefit and $0.8 million was recorded as a cumulative-effect adjustment to reduce the fiscal 2007 opening balance of Retained Earnings in the Consolidated Balance Sheets.
     As of December 27, 2006, the Company had $2.7 million of total unrecognized tax benefits. If recognized in full, approximately $2.3 million, net of federal tax benefits, would be recorded as a reduction of income tax expense. There have been no significant changes to these amounts during the thirteen weeks ended March 27, 2007. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.5 million within twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.
     In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2002 are subject to future examination by tax authorities.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and totaled $0.04 million for the thirteen weeks ended March 27, 2007. Accrued interest and penalties were $0.4 million and $0.3 million as of March 27, 2007 and December 27, 2006, respectively.
NOTE C-BUSINESS COMBINATIONS
     On February 28, 2007, the Company purchased substantially all of the assets of six bakery-cafes (two of which were under construction) and the area development rights for certain markets in California from its area developer, R&S Bread Group, Inc., for a purchase price of approximately $5.1 million in cash plus approximately $0.02 million in acquisition costs. Approximately $4.6 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.5 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $2.7 million to property and equipment, $1.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $1.1 million to goodwill.
     On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café (“Paradise”), then owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary, for a purchase price of approximately $21.1 million in cash plus approximately $0.5 million in acquisition costs. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $1.0 million to be paid with interest in 2007. In addition, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if the Company has not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. In conjunction with the transaction, Paradise entered into a credit facility with the Company pursuant to which Paradise borrowed $6.1 million from the Company with approximately $4.8 million of the borrowing paid directly to Paradise’s third-party creditors and the remaining $1.3 million retained by Paradise for working capital purposes. The Consolidated Statements of Operations include the results of operations of Paradise from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $5.1 million to current assets, $5.8 million to intangible assets, which represents the fair value of trademarks and favorable and unfavorable lease agreements, $16.6 million to goodwill, $7.4 million to other long-term assets, $8.9 million to current liabilities, $2.0 million to long-term liabilities and $2.4 million to minority interest.
     In accordance with the Panebraska, L.L.C. asset purchase agreement (as described in the Company’s 2006 Form 10-K), the Company paid approximately $6.9 million, plus accrued interest of $0.1 million, of the approximately $8.4 million total remaining acquisition purchase price during the thirteen weeks ended March 27, 2007. It is anticipated the final payment of approximately $1.5 million, plus accrued interest, will be paid in the fourth quarter of 2007.
NOTE D-INVESTMENTS IN GOVERNMENT SECURITIES
     Investments of $4.0 million and $20.0 million at March 27, 2007 and December 26, 2006, respectively, consist of United States treasury notes and government agency securities. During the thirteen weeks ended March 27, 2007, there were no investments purchased by the Company while $16.0 million of investments matured or were called by the issuer. During the thirteen weeks ended March 28, 2006, $30.6 million of investments were purchased by the Company and $11.1 million of investments matured or were called by the issuer. During the thirteen weeks ended March 27, 2007 and March 28, 2006, the Company recognized interest income on these investments of $0.2 million and $0.7 million, respectively, which includes premium amortization of $0.02 million in 2007 and discount amortization of $0.09 million in 2006 and are classified in Other (Income) Expense, Net in the Consolidated Statements of Operations. The Company’s investments are classified as short-term in the Consolidated Balance Sheets based upon their stated maturity dates.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At March 27, 2007, the investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at March 27, 2007.

NOTE E-INVENTORIES
     Inventories consist of the following (in thousands):

	March 27, 2007	December 26, 2006
Food:
Fresh dough facilities:
Raw materials	$2,232	$2,488
Finished goods	547	332
Bakery-cafes:
Raw materials	4,863	4,721
Paper goods	1,149	999
Retail merchandise	168	174

	$8,959	$8,714

NOTE F-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	March 27, 2007	December 26, 2006
Unredeemed gift cards	$15,368	$20,768
Capital expenditures	14,894	23,396
Compensation and related employment taxes	11,561	18,757
Insurance	6,294	7,551
Taxes, other than income tax	3,697	2,638
Advertising	3,645	4,027
Rent	3,336	2,987
Deferred acquisition purchase price (Note C)	3,255	8,490
Utilities	2,786	2,188
Income taxes	921	—
Other	12,256	11,916

	$78,013	$102,718

NOTE G-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 12 franchisee locations and a guarantor for operating leases of 22 locations of its former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from June 2007 to December 2018 and have a potential amount of future rental payments of approximately $18.6 million as of March 27, 2007. The obligation from these leases will continue to decrease over time as these operating leases expire. As these guarantees were initiated prior to December 31, 2002, the Company has not recorded a liability for these guarantees pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
     The Company’s 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of future rental payments of approximately $3.8 million as of March 27, 2007. The obligation from these leases will continue to decrease over time as these operating leases expire. The Company has not had to make any payments related to the leases. There is no liability reflected for these guarantees as of March 27, 2007 as the Company does not believe it is probable Paradise would be required to perform under any guarantees at that date.

NOTE H-BUSINESS SEGMENT INFORMATION
     The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned directly and indirectly by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread®, Saint Louis Bread Co.® or Paradise Bakery & Café® names. These bakery-cafes offer some or all of the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as catering.
     The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread® or Paradise Bakery & Café® names and also of the costs to monitor the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® or Paradise Bakery & Café® names.
     The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet good items through a contract manufacturing arrangement to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the Cost of Food and Paper Products line item on the Consolidated Statements of Operations.

     Segment information related to the Company’s three business segments follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Revenues:
Company bakery-cafe operations	$197,118	$155,080
Franchise operations	16,259	14,468
Fresh dough operations	42,756	37,853
Intercompany sales eliminations	(16,457)	(13,430)

Total revenues	$239,676	$193,971

Segment profit:
Company bakery-cafe operations	$34,354	$30,735
Franchise operations	14,347	13,075
Fresh dough operations	4,457	2,688

Total segment profit	$53,158	$46,498

Depreciation and amortization	13,334	10,207
Unallocated general and administrative expenses	15,226	12,814
Pre-opening expenses	1,137	810
Interest expense	133	3
Other (income) expense, net	(591)	(979)
Minority interest	114	—

Income before income taxes	$23,805	$23,643

Depreciation and amortization:
Company bakery-cafe operations	$10,125	$7,582
Fresh dough operations	2,061	1,644
Corporate administration	1,148	981

Total depreciation and amortization	$13,334	$10,207

Capital expenditures:
Company bakery-cafe operations	$23,510	$16,538
Fresh dough operations	3,939	3,118
Corporate administration	225	2,630

Total capital expenditures	$27,674	$22,286

	March 27, 2007	December 26, 2006
Segment assets:
Company bakery-cafe operations	$417,148	$374,795
Franchise operations	3,899	3,740
Fresh dough operations	54,937	59,919

Total segment assets	$475,984	$438,454

Unallocated trade and other accounts receivable	1,901	1,902
Unallocated property and equipment	15,619	16,491
Unallocated deposits and other	5,337	3,160
Other unallocated assets	48,180	82,602

Total assets	$547,021	$542,609

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE I-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Amounts used for basic and diluted per share calculations:
Net income	$15,043	$15,013

Weighted average number of shares outstanding — basic	31,542	31,193
Effect of dilutive securities:
Employee stock options	580	773
Employee restricted stock	56	20
Employee performance awards	9	11

Weighted average number of shares outstanding — diluted	32,187	31,997

Basic earnings per common share:
Net income	$0.48	$0.48

Diluted earnings per common share:
Net income	$0.47	$0.47

     For the thirteen weeks ended March 27, 2007 and March 28, 2006, options and restricted stock for $0.3 million shares and $0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE J-RECENT ACCOUNTING PRONOUNCEMENT
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on its consolidated financial statements.
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
     Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products and sales of tuna and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
     For the thirteen weeks ended March 27, 2007, we earned $0.47 per diluted share with the following performance on key metrics: comparable bakery-cafe sales decreased 0.6 percent for Company-owned bakery-cafes and increased 0.2 percent for franchise-operated bakery-cafes, resulting in system-wide comparable bakery-cafe sales growth of 0.0 percent; system-wide average weekly sales declined 2.9 percent to $38,359 ($36,839 for Company-owned bakery-cafes and $39,313 for franchise-operated bakery-cafes); and 31 new bakery-cafes opened system-wide in the first quarter, including 14 Company-owned and 17 franchise-operated, 4 bakery-cafes were acquired by the Company from a franchisee and one Company-owned bakery-cafe was closed. Additionally, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, referred to as Paradise, then owner and operator of 23 company-owned locations including 22 bakery-cafes and one commissary, and 23 franchise-operated locations including 22 bakery-cafes and one commissary.

Results of Operations
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Revenues:
Bakery-cafe sales	82.2%	79.9%
Franchise royalties and fees	6.8	7.5
Fresh dough sales to franchisees	11.0	12.6

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.9%	29.5%
Labor	31.7	30.5
Occupancy	7.9	7.1
Other operating expenses	13.1	13.1

Total bakery-cafe expenses	82.6	80.2
Fresh dough cost of sales to franchisees (2)	83.1	89.0
Depreciation and amortization	5.6	5.3
General and administrative expenses	7.2	7.3
Pre-opening expenses	0.5	0.4

Total costs and expenses	90.2	88.3

Operating profit	9.8	11.7
Interest expense	0.1	—
Other (income) expense, net	(0.2)	(0.5)

Income before minority interest and income taxes	9.9	12.2
Minority interest	—	—

Income before income taxes	9.9	12.2
Income taxes	3.7	4.4

Net income	6.3%	7.7%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311
Bakery-cafes opened	14	9
Bakery-cafe closed	(1)	(1)
Bakery-cafes acquired from a franchisee	4	—
Bakery-cafes acquired	22	—

End of period	430	319

Franchise-operated:
Beginning of period	636	566
Bakery-cafes opened	17	13
Bakery-cafe closed	—	(1)
Bakery-cafes sold to Company	(4)	—
Bakery-cafes acquired	22	—

End of period	671	578

System-wide:
Beginning of period	1,027	877
Bakery-cafes opened	31	22
Bakery-cafes closed	(1)	(2)
Bakery-cafes acquired	44	—

End of period	1,101	897

     Comparable bakery-cafe sales results for the periods indicated were as follows:

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Company-owned	-0.6%	8.9%
Franchise-operated	0.2%	9.1%
System-wide	0.0%	9.0%
     Company-owned comparable bakery-cafe sales results are based on sales for bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales results are based on sales for bakery-cafes that have been in operation for at least 18 months. Both Company-owned and franchise-operated comparable bakery-cafe sales exclude closed locations.
Revenues
     Total revenues for the thirteen weeks ended March 27, 2007 increased 23.6 percent to $239.7 million compared to $194.0 million for the thirteen weeks ended March 28, 2006. The growth in total revenue for the thirteen weeks ended March 27, 2007 compared to the same period in 2006 is primarily due to the opening of 164 new bakery-cafes system-wide since March 28, 2006 and the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirteen weeks ended March 27, 2007 and March 28, 2006 are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage
	March 27, 2007	March 28, 2006	Change
System-wide average weekly sales	$38,359	$39,522	-2.9%
System-wide number of operating weeks	13,871	11,502	20.6%
     Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflects sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months.
     New stores typically experience an opening “honey-moon” whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honey-moon” period. As a result, year-over-year results of average weekly sales is generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honey-moon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
     Bakery-cafe sales for the thirteen weeks ended March 27, 2007 increased 27.1 percent to $197.1 million compared to $155.1 million for the thirteen weeks ended March 28, 2006. The increase in bakery-cafe sales for the thirteen weeks ended March 27, 2007 compared to the same period in 2006 is primarily due to the opening of 75 new Company-owned bakery-cafes and the acquisition of 17 bakery-cafes from franchisees since March 28, 2006. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes consolidated into our results prospectively from the acquisition date of February 1, 2007. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.3 percentage points for the thirteen weeks ended March 27, 2007 as compared to the same period in 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of (1.7) percent and 101.7 percent, respectively, of the $42.0 million increase in sales from the comparable period in 2006. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage
	March 27, 2007	March 28, 2006	Change
Company-owned average weekly sales	$36,839	$38,069	-3.2%
Company-owned number of operating weeks	5,351	4,074	31.3%
     Franchise royalties and fees for the thirteen weeks ended March 27, 2007 increased 12.4 percent to $16.3 million compared to $14.5 million for the thirteen weeks ended March 28, 2006. The components of franchise royalties and fees are as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Franchise royalties	$15,694	$13,988
Franchise fees	565	480

Total	$16,259	$14,468

     The increase in royalty revenue for the thirteen weeks ended March 27, 2007 compared to the same period in 2006 can be attributed to the opening of 89 franchise-operated bakery-cafes since March 28, 2006 and to a lesser extent the 0.2 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended March 27, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes included in our results prospectively from the acquisition date of February 1, 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 1.8 percent and 98.2 percent, respectively, of the $35.5 million increase in sales from the comparable period in 2006. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	13 Weeks Ended	13 Weeks Ended	Percentage
	March 27, 2007	March 28, 2006	Change
Franchise-operated average weekly sales	$39,313	$40,318	-2.5%
Franchise-operated number of operating weeks	8,520	7,428	14.7%
     As of March 27, 2007, there were 671 franchise-operated bakery-cafes open and commitments to open 345 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In 2007, we expect our area developers to open 90 to 97 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough sales to franchisees for the thirteen weeks ended March 27, 2007 increased 7.8 percent to $26.3 million compared to $24.4 million for the thirteen weeks ended March 28, 2006. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products increased to 29.9 percent of bakery-cafe sales for the thirteen weeks ended March 27, 2007 compared to 29.5 percent of bakery-cafe sales for the thirteen weeks ended March 28, 2006. This increase in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to a modest shift in mix away from bakery-related products self-manufactured in our fresh dough facilities towards sandwiches, soups and salads, and moderate commodity pressures from items such as wheat and proteins, and gasoline, which averaged $2.74 per gallon in the first quarter of 2007 compared to $2.58 in the comparable period in 2006. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. For the thirteen weeks ended March 27, 2007, there was an average of 54.4 bakery-cafes per fresh dough facility compared to an average of 50.5 for the same period in 2006.
     Labor expense was $62.5 million, or 31.7 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007 compared to $47.4 million, or 30.5 percent of bakery-cafe sales, for the thirteen weeks ended March 28, 2006. The labor expense as a percentage of bakery-cafe sales increased primarily as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative coupled with the inability to leverage these costs over higher sales volumes due to flat comparable bakery-cafe sales in the first quarter of 2007.
     Occupancy cost was $15.5 million, or 7.9 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007 compared to $11.0 million, or 7.1 percent of bakery-cafe sales, for the thirteen weeks ended March 28, 2006. The increase in occupancy cost as a percentage of bakery-cafe sales was primarily due to rising average per square foot costs in immature stores outpacing the growth in sales during the first quarter of 2007 as compared to 2006.

     Other operating expenses were $25.8 million, or 13.1 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007 compared to $20.2 million, or 13.1 percent of bakery-cafe sales, for the thirteen weeks ended March 28, 2006.
     Fresh dough facility cost of sales to franchisees were $21.8 million, or 83.1 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended March 27, 2007, compared to $21.7 million, or 89.0 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended March 28, 2006. The decrease in the fresh dough facility cost of sales rate was primarily due to expenses of 1.9 percent of fresh dough facility sales to franchisees in the first quarter of 2006 related to butter hedging contracts that are not in place in 2007 and improved operating efficiencies in the fresh dough facilities as average bakery-cafes served per fresh dough facility has continued to increase in the first quarter 2007 as compared to the same period in 2006, partially offset by modestly unfavorable input costs.
     General and administrative expenses were $17.1 million, or 7.2 percent of total revenue, for the thirteen weeks ended March 27, 2007 compared to $14.2 million, or 7.3 percent of total revenue, for the thirteen weeks ended March 28, 2006. The modest decrease in the general and administrative expenses rate was primarily due to the leveraging of these general and administrative costs over higher sales volumes.
Other Income and Expense
     Other income and expense for the thirteen weeks ended March 27, 2007 decreased to $0.6 million of income, or 0.2 percent of total revenue, from $1.0 million of income, or 0.5 percent of total revenue, for the thirteen weeks ended March 28, 2006. The decrease in other income and expense was primarily from lower interest income in the first quarter of 2007 resulting from lower cash and investments on-hand in 2007, and a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition.
Income Taxes
     The provision for income taxes increased to $8.8 million for the thirteen weeks ended March 27, 2007, compared to $8.6 million for the thirteen weeks ended March 28, 2006. The tax provision for the thirteen weeks ended March 27, 2007 and March 28, 2006, reflects a combined federal, state, and local effective tax rate of 36.8 percent and 36.5 percent, respectively. In addition, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, effective December 27, 2006. As a result of the implementation of FIN 48, we increased our existing reserves for uncertain tax positions by $1.2 million, largely related to state income tax matters. Of this amount, $0.4 million was recorded as deferred tax assets relating to the estimated federal tax benefits and $0.8 million was recorded as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note B to the accompanying consolidated financial statements for further information with respect to the adoption of FIN 48.
Net Income
     Net income for the thirteen weeks ended March 27, 2007 and March 28, 2006 remained consistent at $15.0 million, or $0.47 per diluted share. The consistency in net income for the thirteen weeks ended March 27, 2007 compared to the same period in 2006 is a result of the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $36.8 million at March 27, 2007 compared with $52.1 million at December 26, 2006. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. See Note C to the accompanying consolidated financial statements for the 51 percent acquisition of Paradise on February 1, 2007 and the acquisition of franchise-operated bakery-cafes on February 28, 2007.
     We had working capital of $6.8 million at March 27, 2007 compared to $18.0 million at December 26, 2006. This decrease in working capital resulted primarily from a decrease in investments in current government securities of $16.0 million, a decrease in cash and cash equivalents of $15.3 million, and a decrease in prepaid expenses of $4.1 million, partially offset by a decrease in accrued expenses of $24.7 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	13 Weeks Ended	13 Weeks Ended
	March 27, 2007	March 28, 2006
Cash provided by (used in):
Operating activities	$26,511	$23,062
Investing activities	(47,199)	(43,227)
Financing activities	5,428	4,203

Total	$(15,260)	$(15,962)

Operating Activities
     Funds provided by operating activities for the thirteen weeks ended March 27, 2007 and the thirteen weeks ended March 28, 2006 were $26.5 million and $23.1 million, respectively. Funds provided by operating activities for the thirteen weeks ended March 27, 2007 primarily resulted from net income, depreciation and amortization, and a decrease in trade and other receivables and prepaid expenses, partially offset by a decrease in accrued expenses and accounts payable. Funds provided by operating activities for the thirteen weeks ended March 28, 2006 primarily resulted from net income, depreciation and amortization, and a decrease in trade accounts receivable, partially offset by a decrease in accrued expenses.
Investing Activities
     Total capital expenditures for the thirteen weeks ended March 27, 2007 were $27.7 million and were primarily related to the opening of 14 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2007, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure. Total capital expenditures were $22.3 million for the thirteen weeks ended March 28, 2006 and were primarily related to the opening of 9 Company-owned bakery-cafes in 2006, costs incurred on Company-owned bakery-cafes to be opened in the second and third quarters of 2006, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure.
     Cash flows for acquisitions, net of cash acquired, for the thirteen weeks ended March 27, 2007, totaled $34.0 million comprising of the acquisition of 6 bakery-cafes (two of which were under construction) from the R&S Bread Group, Inc. franchisee on February 28, 2007; the acquisition of 51% of the outstanding stock of Paradise on February 1, 2007; and required payments of a portion of the remaining acquisition purchase price for Panebraska, L.L.C. In total, we had $3.3 million of accrued purchase price as of March 27, 2007 affiliated with acquisitions completed in fiscal 2006 and 2007, and is anticipated to be paid within the next twelve months. See Note C to the accompanying consolidated financial statements for further information with respect to the acquisition activity in 2007.
     As of March 27, 2007 and December 26, 2006, we had investments of $4.0 million and $20.0 million, respectively, in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying Consolidated Balance Sheets based upon their stated maturity dates. As of March 27, 2007, our investments are classified as held-to-maturity as we have the intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximates fair value at March 27, 2007.
Financing Activities
     Financing activities provided $5.4 million and $4.2 million for the thirteen weeks ended March 27, 2007 and March 28, 2006, respectively. The financing activities for the thirteen weeks ended March 27, 2007 included $3.7 million from the exercise of stock options, $1.3 million from the tax benefit from exercise of stock options, and $0.4 million from the issuance of common stock under employee benefit plans. The financing activities for the thirteen weeks ended March 28, 2006 included $2.3 million from the exercise of stock options, $1.6 million from the tax benefit from exercise of stock options and $0.3 million from the issuance of common stock under employee benefit plans.
Critical Accounting Policies & Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements and notes to the accompanying consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the accompanying consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
     We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006, we consider our policies on accounting for revenue recognition, goodwill, stock-based compensation, self-insurance, and lease obligations to be the most critical in the preparation of the accompanying consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material charges to our application of critical accounting policies and significant judgments and estimates since December 26, 2006.
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2007 of approximately $121 million to $136 million, which consists of the following: $87 million to $97 million related to the opening of at least 90 new Company-owned bakery-cafes and the costs incurred on early 2008 openings, $17 million to $20 million related to the remodeling of existing bakery-cafes, $7 million to $8 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $10 million to $11 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options.
     In addition to our capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of purchase obligations and noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and administrative offices. Lease terms for our trucks are generally for five to seven years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.
     Off-Balance Sheet Arrangement – We are the prime tenant for operating leases of 12 franchisee locations and a guarantor for operating leases of 22 locations of its former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from June 2007 to December 2018 and have a potential amount of future rental payments of approximately $18.6 million. The obligation from these leases will continue to decrease over time as these operating leases expire. As these guarantees were initiated prior to December 31, 2002, we have not recorded a liability for these guarantees pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
     Our 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of rental payments of approximately $3.8 million as of March 27, 2007. The obligation from these leases will continue to decrease over time as these operating leases expire. There have been no payments made related to the leases. There is no liability reflected for these guarantees as of March 27, 2007 as we did not believe it was probable Paradise would be required to perform under any guarantees at that date.
Recent Accounting Pronouncement
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2006.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 27, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 27, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level .
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 27, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. These factors include but are not limited to the following:
•	Our ability to increase our revenue and operating profits could be adversely affected if we are unable to execute our growth strategy.

•	Our growth strategy depends on continued development by our franchisees. If our franchisees do not continue to successfully open new bakery-cafes, our business could be adversely affected.

•	If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

•	If we expand into foreign markets we may be exposed to uncertainties and risks, which could negatively impact our results of operations.

•	Loss of senior management or the inability to recruit and retain other associates could adversely affect our future success.

•	Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.

•	Competition may adversely affect our operations and results of operation.

•	Rising insurance costs could negatively impact our profitability.

•	Disruptions in our supply chain or increases in ingredient, product and other supply costs could adversely affect our profitability and operating results.

•	Disruptions or supply issues in our fresh dough facilities, could adversely affect our business and results of operations.

•	Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.

•	We are subject to complaints and litigation that could have an adverse affect on our business.

•	We are subject to periodic new accounting pronouncements that could have a material adverse impact on our profitability or results of operations.

•	We periodically acquire existing bakery-cafes from our franchisees or ownership interests in other restaurant or bakery-cafe concepts, which could adversely affect our results of operations.

•	Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our financial condition.
See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006 for a further description regarding some of the reasons that our actual operating results may differ materially from those that we anticipate.
     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2006.

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

Panera Bread Company (REGISTRANT)
Dated: May 4, 2007	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: May 4, 2007	By:	/s/ Neal J. Yanofsky
Neal J. Yanofsky
President

Dated: May 4, 2007	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer

Dated: May 4, 2007	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: May 4, 2007	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director, External Reporting, Chief Accounting Officer

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