Form 10-Q
period 2007-06-26
PANERA BREAD CO
filed 2007-08-06
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No
     As of July 31, 2007, 30,652,782 shares and 1,398,588 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 26, 2007	December 26, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,686	$52,097
Investments in government securities	—	20,025
Trade accounts receivable, net	15,350	19,041
Other accounts receivable	10,696	11,878
Inventories	9,900	8,714
Prepaid expenses	18,987	12,036
Deferred income taxes	6,300	3,827

Total current assets	81,919	127,618
Property and equipment, net	390,553	345,977
Other assets:
Goodwill	87,246	57,192
Other intangible assets, net	22,470	6,604
Deposits and other	7,782	5,218

Total other assets	117,498	69,014

Total assets	$589,970	$542,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,208	$5,800
Accrued expenses	97,650	102,718
Deferred revenue	2,795	1,092

Total current liabilities	105,653	109,610
Deferred rent	29,752	27,684
Other long-term liabilities	12,984	7,649

Total liabilities	148,389	144,943
Commitments and contingencies
Minority interest	2,635	—
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,747,292 issued and 30,638,292 outstanding in 2007; and 30,453,157 issued and 30,344,157 outstanding in 2006	3	3
Class B, 10,000,000 shares authorized; 1,398,588 issued and outstanding in 2007 and 1,400,031 in 2006	—	—
Treasury stock, carried at cost	(900)	(900)
Additional paid-in capital	190,657	176,241
Retained earnings	249,186	222,322

Total stockholders’ equity	438,946	397,666

Total liabilities and stockholders’ equity	$589,970	$542,609

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Revenues:
Bakery-cafe sales	$209,626	$157,151	$406,744	$312,231
Franchise royalties and fees	17,010	15,346	33,269	29,814
Fresh dough sales to franchisees	26,323	24,638	52,621	49,061

Total revenue	252,959	197,135	492,634	391,106
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	66,125	46,215	125,120	91,958
Labor	67,389	48,104	129,860	95,455
Occupancy	16,356	11,511	31,893	22,519
Other operating expenses	29,560	22,276	55,320	42,519

Total bakery-cafe expenses	179,430	128,106	342,193	252,451
Fresh dough cost of sales to franchisees	21,595	20,783	43,437	42,517
Depreciation and amortization	14,063	10,517	27,398	20,724
General and administrative expenses	17,377	14,640	34,514	28,848
Pre-opening expenses	1,642	1,674	2,779	2,484

Total costs and expenses	234,107	175,720	450,321	347,024

Operating profit	18,852	21,415	42,313	44,082
Interest expense	39	4	171	7
Other (income) expense, net	4	(717)	(586)	(1,696)

Income before minority interest and income taxes	18,809	22,128	42,728	45,771
Minority interest	79	—	192	—

Income before income taxes	18,730	22,128	42,536	45,771
Income taxes	6,095	8,076	14,857	16,706

Net income	$12,635	$14,052	$27,679	$29,065

Per share data:
Net income per share
Basic	$0.40	$0.45	$0.88	$0.93

Diluted	$0.39	$0.44	$0.86	$0.91

Weighted average shares of common and common equivalent
shares outstanding:
Basic	31,683	31,269	31,616	31,218

Diluted	32,250	32,042	32,225	32,010

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 26, 2007	June 27, 2006
Cash flows from operations:
Net income	$27,679	$29,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,398	20,724
Stock-based compensation expense	4,480	3,561
Tax benefit from exercise of stock options	(3,388)	(2,635)
Minority interest	192	—
Deferred income taxes	(4,967)	(3,581)
Other	666	(292)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	5,197	3,080
Inventories	(304)	(199)
Prepaid expenses	(6,804)	(263)
Accounts payable	(1,933)	783
Accrued expenses	7,566	(8,921)
Deferred rent	2,068	1,114
Other long-term liabilities	3,035	2,779

Net cash provided by operating activities	60,885	45,215

Cash flows from investing activities:
Additions to property and equipment	(53,697)	(48,500)
Proceeds from sale of bakery-cafe	1,844	—
Acquisitions, net of cash acquired	(68,934)	—
Purchase of investments	—	(30,619)
Investment maturities proceeds	20,000	26,900
Increase in deposits and other	(1,446)	(1,420)

Net cash used in investing activities	(102,233)	(53,639)

Cash flows from financing activities:
Exercise of employee stock options	5,643	3,626
Tax benefit from exercise of stock options	3,388	2,635
Proceeds from issuance of common stock under employee benefit plans	906	750

Net cash provided by financing activities	9,937	7,011

Net decrease in cash and cash equivalents	(31,411)	(1,413)
Cash and cash equivalents at beginning of period	52,097	24,451

Cash and cash equivalents at end of period	$20,686	$23,038

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
NOTE B-INVESTMENTS IN GOVERNMENT SECURITIES
     There were no investments in government securities as of June 26, 2007. Investments of $20.0 million as of December 26, 2006 consisted of United States treasury notes and government agency securities. During the twenty-six weeks ended June 26, 2007, there were no investments purchased by the Company while $20.0 million of investments matured or were called by the issuer. During the twenty-six weeks ended June 27, 2006, $30.6 million of investments were purchased by the Company and $26.9 million of investments matured or were called by the issuer. During the twenty-six weeks ended June 26, 2007 and June 27, 2006, the Company recognized interest income on these investments of $0.2 million and $1.1 million, respectively, which includes premium amortization of $0.03 million in the 2007 period and discount amortization of $0.3 million in the 2006 period, and are classified in Other (Income) Expense, Net in the Consolidated Statements of Operations. The Company’s investments were classified as short-term in the Consolidated Balance Sheets as of December 26, 2006 based upon their stated maturity dates.
     Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At December 26, 2006, the investments were classified as held-to-maturity as the Company had the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximated fair value as of December 26, 2006.
NOTE C-BUSINESS COMBINATIONS
     On June 21, 2007, the Company purchased substantially all of the assets of ten bakery-cafes and the area development rights for certain markets in Illinois from its area developer, SLB of Central Illinois, L.L.C., for a purchase price of approximately $16.6 million, net of the $0.4 million contractual settlement charge determined in accordance with Emerging Issues Task Force Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), plus approximately $0.1 million in acquisition costs. Approximately $16.2 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.8 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $5.1 million to property and equipment, $7.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.6 million to liabilities, and $4.9 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.4 million pursuant to EITF 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as Other (Income) Expense, Net in the Consolidated Statements of Operations.
     On June 21, 2007, the Company also purchased substantially all of the assets of twenty-two bakery-cafes and the area development rights for certain markets in Minnesota from its area developer, SLB of Minnesota, L.L.C., for a purchase price of approximately

$18.3 million, net of the $0.7 million contractual settlement charge determined in accordance with EITF 04-1, plus approximately $0.1 million in acquisition costs. Approximately $18.1 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.9 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $8.7 million to property and equipment, $2.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.3 million to liabilities, and $7.5 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.7 million pursuant to EITF 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as Other (Income) Expense, Net in the Consolidated Statements of Operations.
     On June 6, 2007, the Company sold substantially all of the assets of one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer, Pride Bakeries, LLC, for a sales price of approximately $1.8 million, resulting in a gain of approximately $0.5 million, which is classified in Other (Income) Expense, Net in the Consolidated Statements of Operations. Pride Bakeries, LLC, has also agreed to develop 12 additional bakery-cafes in certain previously undeveloped Southern California markets.
     On February 28, 2007, the Company purchased substantially all of the assets of six bakery-cafes (two of which were under construction) and the area development rights for certain markets in California from its area developer, R&S Bread Group, Inc., for a purchase price of approximately $5.1 million plus approximately $0.02 million in acquisition costs. Approximately $4.6 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.5 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $2.7 million to property and equipment, $1.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $1.1 million to goodwill.
     On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc. (“Paradise”), then owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary, for a purchase price of approximately $21.1 million plus approximately $0.5 million in acquisition costs. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.6 million plus accrued interest was paid in cash during the second quarter of 2007 with the remaining approximately $0.4 million to be paid with interest in the remainder of 2007. In addition, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if the Company has not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. In conjunction with the transaction, Paradise entered into a credit facility with the Company pursuant to which Paradise borrowed $6.1 million from the Company with approximately $4.8 million of the borrowing paid directly to Paradise’s third-party creditors and the remaining $1.3 million retained by Paradise for working capital purposes. The Consolidated Statements of Operations include the results of operations of Paradise from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $5.1 million to current assets, $5.8 million to intangible assets, which represents the fair value of trademarks and favorable lease agreements, $16.6 million to goodwill, $7.4 million to other long-term assets, $8.9 million to current liabilities, $2.0 million to long-term liabilities and $2.4 million to minority interest.
     In total, the Company has approximately $4.5 million of accrued purchase price as of June 26, 2007 affiliated with the acquisitions completed in fiscal 2006 and 2007, which is anticipated to be paid within the next twelve months. During the twenty-six weeks ended June 26, 2007, the Company paid approximately $7.5 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There were no accrued purchase price payments made in the twenty-six weeks ended June 27, 2006.

NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	June 26, 2007	December 26, 2006
Food:
Fresh dough facilities:
Raw materials	$2,413	$2,488
Finished goods	562	332
Bakery-cafes:
Raw materials	5,487	4,721
Paper goods	1,280	999
Retail merchandise	158	174

	$9,900	$8,714

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	June 26, 2007	December 26, 2006
Compensation and related employment taxes	$21,827	$18,757
Capital expenditures	18,697	23,396
Unredeemed gift cards	16,813	20,768
Insurance	8,712	7,551
Taxes, other than income tax	4,785	2,638
Deferred acquisition purchase price (Note C)	4,539	8,490
Rent	4,627	2,987
Advertising	3,297	4,027
Utilities	3,211	2,188
Other	11,142	11,916

	$97,650	$102,718

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 13 franchisee locations and a guarantor for operating leases of 21 locations of its former Au Bon Pain division, or its franchisees. The leases have terms expiring on various dates from July 2007 to December 2018 and have a potential amount of future rental payments of approximately $18.8 million as of June 26, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), as of June 26, 2007, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
     The Company’s 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of future rental payments of approximately $3.6 million as of June 26, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of June 26, 2007, as the Company does not believe it is probable Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.

NOTE G-INCOME TAXES
     Effective December 27, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $1.2 million, principally related to state income tax matters. Of this amount, $0.4 million was recorded as a deferred tax asset relating to the estimated federal tax benefit and $0.8 million was recorded as a cumulative-effect adjustment to reduce the fiscal 2007 opening balance of Retained Earnings in the Consolidated Balance Sheets.
     As of December 27, 2006, the Company had $2.7 million of total unrecognized tax benefits. If recognized in full, approximately $2.3 million, net of federal tax benefits, would be recorded as a reduction of income tax expense. There have been no significant changes to these amounts during the twenty-six weeks ended June 26, 2007. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.5 million within twelve months. This is related to the anticipated expiration of statutes of limitations on recovery of deductions for previously deducted expenses.
     In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2002 are subject to future examination by tax authorities.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and totaled $0.04 million and $0.08 million for the thirteen and twenty-six weeks ended June 26, 2007, respectively. Accrued interest and penalties were $0.4 million and $0.3 million as of June 26, 2007 and December 27, 2006, respectively.
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
     The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet good items through a contract manufacturing arrangement to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the Cost of Food and Paper Products line item on the Consolidated Statements of Operations.

Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Revenues:
Company bakery-cafe operations	$209,626	$157,151	$406,744	$312,231
Franchise operations	17,010	15,346	33,269	29,814
Fresh dough operations	43,383	38,561	86,138	76,413
Intercompany sales eliminations	(17,060)	(13,923)	(33,517)	(27,352)

Total revenues	$252,959	$197,135	$492,634	$391,106

Segment profit:
Company bakery-cafe operations	$30,196	$29,045	$64,551	$59,780
Franchise operations	14,621	14,029	28,968	27,104
Fresh dough operations	4,728	3,855	9,184	6,544

Total segment profit	$49,545	$46,929	$102,703	$93,428

Depreciation and amortization	14,063	10,517	27,398	20,724
Unallocated general and administrative expenses	14,988	13,323	30,213	26,138
Pre-opening expenses	1,642	1,674	2,779	2,484
Interest expense	39	4	171	7
Other (income) expense, net	4	(717)	(586)	(1,696)
Minority interest	79	—	192	—

Income before income taxes	$18,730	$22,128	$42,536	$45,771

Depreciation and amortization:
Company bakery-cafe operations	$10,809	$7,714	$20,935	$15,296
Fresh dough operations	2,125	1,754	4,186	3,398
Corporate administration	1,129	1,049	2,277	2,030

Total depreciation and amortization	$14,063	$10,517	$27,398	$20,724

Capital expenditures:
Company bakery-cafe operations	$22,079	$22,709	$45,589	$39,247
Fresh dough operations	2,089	1,720	6,028	4,838
Corporate administration	1,855	1,785	2,080	4,415

Total capital expenditures	$26,023	$26,214	$53,697	$48,500

	June 26, 2007	December 26, 2006
Segment assets:
Company bakery-cafe operations	$467,032	$374,795
Franchise operations	4,111	3,740
Fresh dough operations	55,000	59,919

Total segment assets	$526,143	$438,454

Unallocated trade and other accounts receivable	2,278	1,902
Unallocated property and equipment	16,241	16,491
Unallocated deposits and other	5,798	3,160
Other unallocated assets	39,510	82,602

Total assets	$589,970	$542,609

		.
     “Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE I-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Amounts used for basic and diluted per share calculations:
Net income	$12,635	$14,052	$27,679	$29,065

Weighted average number of shares outstanding - basic	31,683	31,269	31,616	31,218
Effect of dilutive securities:
Employee stock options	501	737	543	757
Employee restricted stock	60	23	58	22
Employee performance awards	6	13	8	13

Weighted average number of shares outstanding - diluted	32,250	32,042	32,225	32,010

Basic earnings per common share:
Net income	$0.40	$0.45	$0.88	$0.93

Diluted earnings per common share:
Net income	$0.39	$0.44	$0.86	$0.91

     For the thirteen and twenty-six weeks ended June 26, 2007, options and restricted stock for 0.3 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the thirteen and twenty-six weeks ended June 27, 2006, options and restricted stock for 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact, if any, on its consolidated financial statements.
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
     For the thirteen weeks ended June 26, 2007, we earned $0.39 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 2.1 percent (1.7 percent for Company-owned bakery-cafes and 2.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 0.9 percent to $38,273 ($37,050 for Company-owned bakery-cafes and $39,056 for franchise-operated bakery-cafes); and 39 new bakery-cafes opened system-wide in the second quarter of 2007, including 17 Company-owned bakery-cafes and 22 franchise-operated bakery-cafes. Additionally, 32 bakery-cafes were acquired by the Company from franchisees, one bakery-cafe was sold by the Company to a franchisee, and five bakery-cafes closed system-wide in the second quarter of 2007, including three Company-owned bakery-cafes and two franchise-operated bakery-cafes.
     For the twenty-six weeks ended June 26, 2007, we earned $0.86 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 1.1 percent (0.6 percent for Company-owned bakery-cafes and 1.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 1.9 percent to $38,315 ($36,947 for Company-owned bakery-cafes and $39,182 for franchise-operated bakery-cafes); and 70 new bakery-cafes opened system-wide year-to-date through the second quarter of 2007, including 31 Company-owned bakery-cafes and 39 franchise-operated bakery cafes. Additionally, 36 bakery-cafes were acquired by the Company from franchisees, one bakery-cafe was sold by the Company to a franchisee, and six bakery-cafes were closed system-wide year-to-date through the second quarter of 2007, including four Company-owned bakery-cafes and two franchise-operated bakery-cafes. Further, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., referred to as Paradise, then owner and operator of 23 company-owned locations, including 22 bakery-cafes and one commissary, and 23 franchise-operated locations, including 22 bakery-cafes and one commissary.

Results of Operations
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Revenues:
Bakery-cafe sales	82.9%	79.7%	82.6%	79.8%
Franchise royalties and fees	6.7	7.8	6.7	7.6
Fresh dough sales to franchisees	10.4	12.5	10.7	12.6

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	31.5%	29.4%	30.8%	29.5%
Labor	32.1	30.6	31.9	30.6
Occupancy	7.8	7.3	7.8	7.2
Other operating expenses	14.1	14.2	13.6	13.6

Total bakery-cafe expenses	85.6	81.5	84.1	80.9
Fresh dough cost of sales to franchisees (2)	82.0	84.4	82.5	86.7
Depreciation and amortization	5.6	5.3	5.6	5.3
General and administrative expenses	6.9	7.4	7.0	7.4
Pre-opening expenses	0.6	0.8	0.6	0.6

Total costs and expenses	92.5	89.1	91.4	88.7

Operating profit	7.5	10.9	8.6	11.3
Interest expense	—	—	—	—
Other (income) expense, net	—	(0.4)	(0.1)	(0.4)

Income before minority interest and income taxes	7.4	11.2	8.6	11.7
Minority interest	—	—	—	—

Income before income taxes	7.4	11.2	8.6	11.7
Income taxes	2.4	4.1	3.0	4.3

Net income	5.0%	7.1%	5.6%	7.4%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	June 26, 2007	June 27, 2006

Number of bakery-cafes:
Company-owned:
Beginning of period	430	319
Bakery-cafes opened	17	18
Bakery-cafes closed	(3)	—
Bakery-cafes acquired from franchisees	32	—
Bakery-cafe sold to a franchisee	(1)	—

End of period	475	337

Franchise-operated:
Beginning of period	671	578
Bakery-cafes opened	22	25
Bakery-cafes closed	(2)	(1)
Bakery-cafes sold to Company	(32)	—
Bakery-cafe purchased from Company	1	—

End of period	660	602

System-wide:
Beginning of period	1,101	897
Bakery-cafes opened	39	43
Bakery-cafes closed	(5)	(1)

End of period	1,135	939

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 26 Weeks Ended
	June 26, 2007	June 27, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311
Bakery-cafes opened	31	27
Bakery-cafes closed	(4)	(1)
Bakery-cafes acquired from franchisees	36	—
Bakery-cafe sold to a franchisee	(1)	—
Bakery-cafes acquired	22	—

End of period	475	337

Franchise-operated:
Beginning of period	636	566
Bakery-cafes opened	39	38
Bakery-cafes closed	(2)	(2)
Bakery-cafes sold to Company	(36)	—
Bakery-cafe purchased from Company	1	—
Bakery-cafes acquired	22	—

End of period	660	602

System-wide:
Beginning of period	1,027	877
Bakery-cafes opened	70	65
Bakery-cafes closed	(6)	(3)
Bakery-cafes acquired	44	—

End of period	1,135	939

     Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	June 26, 2007	June 27, 2006
Company-owned	1.7%	3.7%
Franchise-operated	2.3%	3.0%
System-wide	2.1%	3.2%
     Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 26 Weeks Ended
	June 26, 2007	June 27, 2006
Company-owned	0.6%	6.1%
Franchise-operated	1.3%	5.9%
System-wide	1.1%	6.0%
     Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes that have been in operation and franchise-operated for at least 18 months. Both Company-owned and franchise-operated comparable bakery-cafe sales exclude closed locations.
Revenues
     Total revenues for the thirteen weeks ended June 26, 2007 increased 28.4 percent to $253.0 million compared to $197.1 million for the thirteen weeks ended June 27, 2006. The growth in total revenue for the thirteen weeks ended June 26, 2007 compared to the same period in 2006 is primarily due to the opening of 160 new bakery-cafes system-wide since June 27, 2006, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended June 26, 2007 of 2.1 percent. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the thirteen weeks ended June 26, 2007 and June 27, 2006 are as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
System-wide average weekly sales	$38,273	$38,621	-0.9%
System-wide number of operating weeks	14,500	11,919	21.7%
     Total revenues for the twenty-six weeks ended June 26, 2007 increased 26.0 percent to $492.6 million compared to $391.1 million for the twenty-six weeks ended June 27, 2006. The growth in total revenue for the twenty-six weeks ended June 26, 2007 compared to the same period in 2006 is primarily due to the opening of 160 new bakery-cafes system-wide since June 27, 2006, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the twenty-six weeks ended June 26, 2007 of 1.1 percent. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the twenty-six weeks ended June 26, 2007 and June 27, 2006 are as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
System-wide average weekly sales	$38,315	$39,063	-1.9%
System-wide number of operating weeks	28,371	23,421	21.1%

     Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months.
     New stores typically experience an opening “honey-moon” period whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honey-moon” period. As a result, year-over-year results of average weekly sales is generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honey-moon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
     Bakery-cafe sales for the thirteen weeks ended June 26, 2007 increased 33.3 percent to $209.6 million compared to $157.2 million for the thirteen weeks ended June 27, 2006. The increase in bakery-cafe sales for the thirteen weeks ended June 26, 2007 compared to the same period in 2006 is primarily due to the opening of 74 new Company-owned bakery-cafes and the acquisition of 49 bakery-cafes from franchisees since June 27, 2006. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes consolidated into our results prospectively from the acquisition date of February 1, 2007. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.2 percentage points to 82.9 percent for the thirteen weeks ended June 26, 2007 as compared to 79.7 percent for the same period in 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 4.4 percent and 95.6 percent, respectively, of the $52.4 million increase in sales from the comparable period in 2006. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
Company-owned average weekly sales	$37,050	$37,231	-0.5%
Company-owned number of operating weeks	5,658	4,221	34.0%
     Bakery-cafe sales for the twenty-six weeks ended June 26, 2007 increased 30.3 percent to $406.7 million compared to $312.2 million for the twenty-six weeks ended June 27, 2006. The increase in bakery-cafe sales for the twenty-six weeks ended June 26, 2007 compared to the same period in 2006 is primarily due to the opening of 74 new Company-owned bakery-cafes and the acquisition of 49 bakery-cafes from franchisees since June 27, 2006. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes consolidated into our results prospectively from the acquisition date of February 1, 2007. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.8 percentage points to 82.6 percent for the twenty-six weeks ended June 26, 2007 as compared to 79.8 percent for the same period in 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 1.7 percent and 98.3 percent, respectively, of the $94.5 million increase in sales from the comparable period in 2006. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
Company-owned average weekly sales	$36,947	$37,642	-1.8%
Company-owned number of operating weeks	11,009	8,295	32.7%
     Franchise royalties and fees for the thirteen weeks ended June 26, 2007 increased 11.1 percent to $17.0 million compared to $15.3 million for the thirteen weeks ended June 27, 2006. The components of franchise royalties and fees are as follows (in thousands):

	For the 13 Weeks Ended
	June 26, 2007	June 27, 2006
Franchise royalties	$16,230	$14,426
Franchise fees	780	920

Total	$17,010	$15,346

     The increase in royalty revenue for the thirteen weeks ended June 26, 2007 compared to the same period in 2006 can be attributed to the opening of 86 franchise-operated bakery-cafes and the purchase of one bakery-cafe from the Company since June 27, 2006 and to a lesser extent the 2.3 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended June 26, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes included in our results prospectively from the acquisition date of February 1, 2007 and partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since June 27, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 14.9 percent and 85.1 percent, respectively, of the $42.1 million increase in sales from the comparable period in 2006. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
Franchise-operated average weekly sales	$39,056	$39,383	-0.8%
Franchise-operated number of operating weeks	8,842	7,698	14.9%
     Franchise royalties and fees for the twenty-six weeks ended June 26, 2007 increased 11.7 percent to $33.3 million compared to $29.8 million for the twenty-six weeks ended June 27, 2006. The components of franchise royalties and fees are as follows (in thousands):

	For the 26 Weeks Ended
	June 26, 2007	June 27, 2006
Franchise royalties	$31,924	$28,414
Franchise fees	1,345	1,400

Total	$33,269	$29,814

     The increase in royalty revenue for the twenty-six weeks ended June 26, 2007 compared to the same period in 2006 can be attributed to the opening of 86 franchise-operated bakery-cafes and the purchase of one bakery-cafe from the Company since June 27, 2006 and to a lesser extent the 1.3 percent increase in comparable franchise-operated bakery-cafe sales for the twenty-six weeks ended June 26, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes included in our results prospectively from the acquisition date of February 1, 2007 and partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since June 27, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 8.9 percent and 91.1 percent, respectively, of the $77.6 million increase in sales from the comparable period in 2006. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2007	June 27, 2006	Change
Franchise-operated average weekly sales	$39,182	$39,843	-1.7%
Franchise-operated number of operating weeks	17,362	15,126	14.8%
     As of June 26, 2007, there were 660 franchise-operated bakery-cafes open and commitments to open 342 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In 2007, we expect our area developers to open 90 to 97 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough sales to franchisees for the thirteen weeks ended June 26, 2007 increased 6.9 percent to $26.3 million compared to $24.6 million for the thirteen weeks ended June 27, 2006. Fresh dough sales to franchisees for the twenty-six weeks ended June 26, 2007 increased 7.1 percent to $52.6 million compared to $49.1 million for the twenty-six weeks ended June 27, 2006. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened and the purchase of one bakery-cafe from the Company since June 27, 2006, partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since June 27, 2006.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products increased to 31.5 percent of bakery-cafe sales for the thirteen weeks ended June 26, 2007 compared to 29.4 percent of bakery-cafe sales for the thirteen weeks ended June 27, 2006. The cost of food and paper products increased to 30.8 percent of bakery-cafe sales for the twenty-six weeks ended June 26, 2007 compared to 29.5 percent of bakery-cafe sales for the twenty-six weeks ended June 27, 2006. This increase in the cost of food and paper products as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 26, 2007 as compared to the same periods in 2006 was primarily due to commodity pressures from items such as dairy, produce, gasoline, wheat and proteins, coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same periods; a shift in consumer demand to products involving higher ingredient costs; and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. For the thirteen weeks ended June 26, 2007, there was an average of 55.0 bakery-cafes per fresh dough facility compared to an average of 52.4 for the same period in 2006. For the twenty-six weeks ended June 26, 2007, there was an average of 54.2 bakery-cafes per fresh dough facility compared to an average of 51.5 for the same period in 2006.
     Labor expense was $67.4 million, or 32.1 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007 compared to $48.1 million, or 30.6 percent of bakery-cafe sales, for the thirteen weeks ended June 27, 2006. Labor expense was $129.9 million, or 31.9 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007 compared to $95.5 million, or 30.6 percent of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006. The labor expense as a percentage of bakery-cafe sales increased between the thirteen and twenty-six weeks ended June 26, 2007 as compared to the same periods in 2006 primarily as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative launched in the third quarter of 2006 coupled with the inability to leverage these costs over higher sales volumes due to nominal comparable bakery-cafe sales increases in 2007.
     Occupancy cost was $16.4 million, or 7.8 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007 compared to $11.5 million, or 7.3 percent of bakery-cafe sales, for the thirteen weeks ended June 27, 2006. Occupancy cost was $31.9 million, or 7.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007 compared to $22.5 million, or 7.2 percent of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 26, 2007 compared to the same periods in 2006 was primarily due to rising average per square foot costs in newer markets outpacing the nominal comparable bakery-cafe sales increases in 2007.
     Other operating expenses were $29.6 million, or 14.1 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007 compared to $22.3 million, or 14.2 percent of bakery-cafe sales, for the thirteen weeks ended June 27, 2006. Other operating expenses were $55.3 million, or 13.6 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007 compared to $42.5 million, or 13.6 percent of bakery-cafe sales, for the twenty-six weeks ended June 27, 2006. The slight decrease in other operating expenses rate for the thirteen weeks ended June 26, 2007 compared to the same period in 2006 is primarily due to the leveraging of these costs over slightly higher sales volumes and lower marketing costs.
     Fresh dough facility cost of sales to franchisees were $21.6 million, or 82.0 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 26, 2007, compared to $20.8 million, or 84.4 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 27, 2006. Fresh dough facility cost of sales to franchisees were $43.4 million, or 82.5 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 26, 2007, compared to $42.5 million, or 86.7 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 27, 2006. The decrease in the fresh dough facility cost of sales rate for the thirteen and twenty-six weeks ended June 26, 2007 compared to the same periods in 2006 is primarily due to expenses included in the thirteen and twenty-six weeks ended June 27, 2006 related to butter hedging contracts that are not in place in 2007 as the Company has contracted for butter in 2007 through standard forward pricing contracts, as well as improved operating efficiencies in the fresh dough facilities as average bakery-cafes served per fresh dough facility has continued to increase in 2007 as compared to the same periods in 2006, partially offset by modestly unfavorable input costs.

     General and administrative expenses were $17.4 million, or 6.9 percent of total revenue, for the thirteen weeks ended June 26, 2007 compared to $14.6 million, or 7.4 percent of total revenue, for the thirteen weeks ended June 27, 2006. General and administrative expenses were $34.5 million, or 7.0 percent of total revenue, for the twenty-six weeks ended June 26, 2007 compared to $28.8 million, or 7.4 percent of total revenue, for the twenty-six weeks ended June 27, 2006. The modest decrease in the general and administrative expenses rate for the thirteen and twenty-six weeks ended June 26, 2007 compared to the same periods in 2006 was primarily due to disciplined expense management despite the inability to leverage these costs over higher sales volumes due to nominal comparable bakery-cafe increases in 2007.
Other Income and Expense
     Other income and expense for the thirteen weeks ended June 26, 2007 decreased to $0.0 million of expense, or 0.0 percent of total revenue, from $0.7 million of income, or 0.4 percent of total revenue, for the thirteen weeks ended June 27, 2006. Other income and expense for the twenty-six weeks ended June 26, 2007 decreased to $0.6 million of income, or 0.1 percent of total revenue, from $1.7 million of income, or 0.4 percent of total revenue, for the twenty-six weeks ended June 27, 2006. The decrease in other income and expense for the thirteen and twenty-six weeks ended June 26, 2007 compared to the same periods in 2006 was primarily from lower interest income in 2007 resulting from lower cash and investments on-hand in 2007; a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition; and a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates. Partially offsetting these items was a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. See Note C to the accompanying consolidated financial statements for further information with respect to the acquisition charges and gain on sale of the bakery-cafes.
Income Taxes
     The provision for income taxes decreased to $6.1 million for the thirteen weeks ended June 26, 2007 compared to $8.1 million for the thirteen weeks ended June 27, 2006. The provision for income taxes decreased to $14.9 million for the twenty-six weeks ended June 26, 2007, compared to $16.7 million for the twenty-six weeks ended June 27, 2006. The tax provision for the thirteen weeks ended June 26, 2007 and June 27, 2006 reflects a combined federal, state, and local effective tax rate of 32.5 percent and 36.5 percent, respectively. The tax provision for the twenty-six weeks ended June 26, 2007 and June 27, 2006 reflects a combined federal, state, and local effective tax rate of 34.9 percent and 36.5 percent, respectively. The tax provision for the thirteen and twenty-six weeks ended June 26, 2007 includes a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized. Additionally, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, effective December 27, 2006. As a result of the implementation of FIN 48, we increased our existing reserves for uncertain tax positions by $1.2 million in the first quarter of 2007, largely related to state income tax matters. Of this amount, $0.4 million was recorded as deferred tax assets relating to the estimated federal tax benefits and $0.8 million was recorded as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note G to the accompanying consolidated financial statements for further information with respect to the adoption of FIN 48.
Liquidity and Capital Resources
     Cash and cash equivalents were $20.7 million at June 26, 2007 compared with $52.1 million at December 26, 2006. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, remodeling and maintaining fresh dough facilities, and for enhancements of information systems and other infrastructure capital investments. See Note C to the accompanying consolidated financial statements for the 51 percent acquisition of Paradise on February 1, 2007 and the acquisitions of franchise-operated bakery-cafes on February 28, 2007 and June 21, 2007.
     We had a working capital deficit of $23.7 million at June 26, 2007 compared to $18.0 million surplus at December 26, 2006. This decrease in working capital from December 26, 2006 to June 26, 2007 resulted primarily from a decrease in cash and cash equivalents of $31.4 million and a decrease in investments in current government securities of $20.0 million, partially offset by an increase in prepaid expenses of $7.0 million and a decrease in accrued expenses of $5.1 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	For the 26 Weeks Ended
	June 26, 2007	June 27, 2006
Cash provided by (used in):
Operating activities	$60,885	$45,215
Investing activities	(102,233)	(53,639)
Financing activities	9,937	7,011

Total	$(31,411)	$(1,413)

Operating Activities
     Funds provided by operating activities for the twenty-six weeks ended June 26, 2007 and the twenty-six weeks ended June 27, 2006 were $60.9 million and $45.2 million, respectively. Funds provided by operating activities for the twenty-six weeks ended June 26, 2007 primarily resulted from net income, depreciation and amortization, and a decrease in trade and other receivables and an increase in non-acquisition accrued expenses, partially offset by an increase in prepaid expenses and deferred income tax assets.
Investing Activities
     Total capital expenditures for the twenty-six weeks ended June 26, 2007 were $53.7 million and were primarily related to the opening of 31 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2007, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure. Total capital expenditures were $48.5 million for the twenty-six weeks ended June 27, 2006 and were primarily related to the opening of 27 Company-owned bakery-cafes, costs incurred on Company-owned bakery-cafes to be opened in the third and fourth quarters of 2006, the maintaining or remodeling of existing bakery-cafes and fresh dough facilities, and costs incurred on information technology and infrastructure.
     Cash flows for acquisitions, net of cash acquired, for the twenty-six weeks ended June 26, 2007, totaled $68.9 million comprised of the acquisition of 51 percent of the outstanding stock of Paradise on February 1, 2007; the acquisition of six bakery-cafes (two of which were under construction) from the R&S Bread Group, Inc. franchisee on February 28, 2007; the acquisition of 10 and 22 bakery-cafes from the SLB of Central Illinois, L.L.C. and SLB of Minnesota, L.L.C. franchisees, respectively, on June 21, 2007; and required payments of a portion of the remaining acquisition purchase price for Paradise and Panebraska, L.L.C. In total, we had $4.5 million of accrued purchase price as of June 26, 2007 affiliated with acquisitions completed in fiscal 2006 and 2007, which is anticipated to be paid within the next twelve months. See Note C to the accompanying consolidated financial statements for further information with respect to the acquisition activity in 2007.
     There were no investments in government securities as of June 26, 2007. As of December 26, 2006, we had investments of $20.0 million in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying Consolidated Balance Sheets based upon their stated maturity dates. As of December 26, 2006, our investments were classified as held-to-maturity as we had the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximated fair value as of December 26, 2006.
Financing Activities
     Financing activities provided $9.9 million and $7.0 million for the twenty-six weeks ended June 26, 2007 and June 27, 2006, respectively. The financing activities for the twenty-six weeks ended June 26, 2007 included $5.6 million from the exercise of stock options, $3.4 million from the tax benefit from exercise of stock options, and $0.9 million from the issuance of common stock under employee benefit plans. The financing activities for the twenty-six weeks ended June 27, 2006 included $3.6 million from the exercise of stock options, $2.6 million from the tax benefit from exercise of stock options and $0.8 million from the issuance of common stock under employee benefit plans.

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
     We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006, we consider our policies on accounting for revenue recognition, goodwill, stock-based compensation, self-insurance, and lease obligations to be the most critical in the preparation of the accompanying consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 26, 2006.
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2007 of approximately $125 million to $141 million, which consists of the following: $90 million to $100 million related to the opening of at least 90 new Company-owned bakery-cafes and the costs incurred on early 2008 openings, $17 million to $20 million related to the remodeling of existing bakery-cafes, $8 million to $10 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $10 million to $11 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options.
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
     Off-Balance Sheet Arrangement – We are the prime tenant for operating leases of 13 franchisee locations and a guarantor for operating leases of 21 locations of our former Au Bon Pain division, or its franchisees. The leases have terms expiring on various dates from July 2007 to December 2018 and have a potential amount of future rental payments of approximately $18.8 million. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45, as of June 26, 2007, as we do not believe it is probable we would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
     Our 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of rental payments of approximately $3.6 million at June 26, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of June 26, 2007, as we do not believe it is probable Paradise would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.

Recent Accounting Pronouncement
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2006.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 26, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 26, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 26, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. These factors include but are not limited to the following:
•	Our ability to increase our revenue and operating profits could be adversely affected if we are unable to execute our growth strategy.

•	Our growth strategy depends on continued development by our franchisees. If our franchisees do not continue to successfully open new bakery-cafes, our business could be adversely affected.

•	If we fail to comply with governmental regulations or if these regulations change, our business could suffer.

•	If we expand into foreign markets we may be exposed to uncertainties and risks, which could negatively impact our results of operations.

•	Loss of senior management or the inability to recruit and retain other associates could adversely affect our future success.

•	Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.

•	Competition may adversely affect our operations and results of operations.

•	Rising insurance costs could negatively impact our profitability.

•	Disruptions in our supply chain or increases in ingredient, product and other supply costs could adversely affect our profitability and operating results.

•	Disruptions or supply issues in our fresh dough facilities could adversely affect our business and results of operations.

•	Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.

•	We are subject to complaints and litigation that could have an adverse affect on our business.

•	We are subject to periodic new accounting pronouncements that could have a material adverse impact on our profitability or results of operations.

•	We periodically acquire existing bakery-cafes from our franchisees or ownership interests in other restaurant or bakery-cafe concepts, which could adversely affect our results of operations.

•	Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our financial condition.
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

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2007 Annual Meeting of Stockholders on May 24, 2007. At the 2007 Annual Meeting, our stockholders elected the director nominee, approved an amendment to our 1992 Employee Stock Purchase Plan, referred to as the Plan, increasing the number of shares available for issuance under the Plan from 700,000 to 825,000 and granting to our Board of Directors the power to designate subsidiaries whose employees are eligible to participate in the Plan, and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007.
     At the 2007 Annual Meeting, our stockholders elected Larry J. Franklin to serve as our Class III director until our 2010 annual meeting of stockholders and until his successor is elected and qualified. In addition to the election of Mr. Franklin, our director Domenic Colasacco continues in office for a term ending in 2009 and our directors Ronald M. Shaich and Fred K. Foulkes continue in office for terms ending in 2008, in each case, until his successor is elected and qualified.
     The matters acted upon at the 2007 Annual Meeting, and the voting tabulation for each matter, are as follows:

Proposal 1.	To elect one director to the Board of Directors to serve for a term ending in 2010, or until his successor has been duly elected and qualified:

Director Nominees:		For	Withheld
Larry J. Franklin	Class A	24,052,718	3,457,066
	Class B	3,959,820	0

	Total	28,012,538	3,457,066

Proposal 2.	To consider and act upon a proposal to approve an amendment to our 1992 Employee Stock Purchase Plan increasing the number of shares available for issuance under the Plan from 700,000 to 825,000 and granting to our Board of Directors the power to designate subsidiaries whose employees are eligible to participate in the Plan:

				Broker
	For	Against	Abstain	Non-Votes
Class A	21,747,467	563,444	27,849	5,171,024
Class B	3,941,820	18,000	0	0

Total	25,689,287	581,444	27,849	5,171,024

Proposal 3.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 25, 2007.

	For	Against	Abstain
Class A	27,137,784	349,598	22,402
Class B	3,953,070	6,750	0

Total	31,090,854	356,348	22,402

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1	1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Registrant’s Proxy Statement dated April 16, 2007 filed on Schedule 14A on April 13, 2007.

31.1	Certification by Chief Executive Officer. *

31.2	Certification by Chief Financial Officer. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (REGISTRANT)

Dated: August 3, 2007	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 3, 2007	By:	/s/ Neal J. Yanofsky
Neal J. Yanofsky
President

Dated: August 3, 2007	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer

Dated: August 3, 2007	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: August 3, 2007	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director, External Reporting, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1	1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Registrant’s Proxy Statement dated April 16, 2007 filed on Schedule 14A on April 13, 2007.

31.1	Certification by Chief Executive Officer. *

31.2	Certification by Chief Financial Officer. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.