Form 10-Q
period 2007-09-25
PANERA BREAD CO
filed 2007-11-02
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2007
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
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of October 30, 2007, 30,872,081 shares and 1,398,588 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 25, 2007	December 26, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,969	$52,097
Investments in government securities	—	20,025
Trade accounts receivable, net	17,568	19,041
Other accounts receivable	7,720	11,878
Inventories	10,165	8,714
Prepaid expenses	15,415	12,036
Deferred income taxes	6,975	3,827

Total current assets	74,812	127,618
Property and equipment, net	408,899	345,977
Other assets:
Goodwill	87,179	57,192
Other intangible assets, net	22,161	6,604
Deposits and other	6,911	5,218

Total other assets	116,251	69,014

Total assets	$599,962	$542,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,423	$5,800
Accrued expenses	91,957	102,718
Deferred revenue	2,117	1,092

Total current liabilities	100,497	109,610
Deferred rent	31,275	27,684
Other long-term liabilities	12,504	7,649

Total liabilities	144,276	144,943
Commitments and contingencies
Minority interest	2,323	—
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,943,957 issued and 30,828,588 outstanding in 2007; and 30,453,157 issued and 30,344,157 outstanding in 2006	3	3
Class B, 10,000,000 shares authorized; 1,398,588 issued and outstanding in 2007 and 1,400,031 in 2006	—	—
Treasury stock, carried at cost	(1,179)	(900)
Additional paid-in capital	193,411	176,241
Retained earnings	261,128	222,322

Total stockholders’ equity	453,363	397,666

Total liabilities and stockholders’ equity	$599,962	$542,609

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006
Revenues:
Bakery-cafe sales	$232,244	$165,098	$638,988	$477,329
Franchise royalties and fees	16,286	15,134	49,555	44,948
Fresh dough sales to franchisees	24,683	24,722	77,304	73,782

Total revenue	273,213	204,954	765,847	596,059
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	75,037	49,987	200,157	141,944
Labor	75,545	52,122	205,405	147,577
Occupancy	18,580	12,278	50,473	34,797
Other operating expenses	32,487	24,619	87,807	67,138

Total bakery-cafe expenses	201,649	139,006	543,842	391,456
Fresh dough cost of sales to franchisees	20,137	20,333	63,574	62,849
Depreciation and amortization	14,990	11,325	42,387	32,050
General and administrative expenses	18,412	16,593	52,928	45,441
Pre-opening expenses	1,908	1,457	4,687	3,941

Total costs and expenses	257,096	188,714	707,418	535,737

Operating profit	16,117	16,240	58,429	60,322
Interest expense	28	4	199	10
Other (income) expense, net	(145)	(896)	(731)	(2,591)

Income before minority interest and income taxes	16,234	17,132	58,961	62,903
Minority interest (income) expense	(312)	—	(120)	—

Income before income taxes	16,546	17,132	59,081	62,903
Income taxes	4,603	6,253	19,459	22,960

Net income	$11,943	$10,879	$39,622	$39,943

Per share data:
Net income per share
Basic	$0.38	$0.35	$1.25	$1.28

Diluted	$0.37	$0.34	$1.23	$1.25

Weighted average shares of common and common equivalent shares outstanding:
Basic	31,812	31,338	31,684	31,275

Diluted	32,163	31,961	32,210	32,012

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Cash flows from operations:
Net income	$39,622	$39,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,387	32,050
Stock-based compensation expense	6,184	5,997
Tax benefit from exercise of stock options	(3,427)	(2,665)
Minority interest	(120)	—
Deferred income taxes	(6,184)	(3,166)
Other	676	(245)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	5,955	747
Inventories	(569)	(336)
Prepaid expenses	(3,232)	(1,587)
Accounts payable	(718)	2,883
Accrued expenses	1,182	(12,934)
Deferred rent	3,591	4,280
Other long-term liabilities	2,489	2,572

Net cash provided by operating activities	87,836	67,539

Cash flows from investing activities:
Additions to property and equipment	(86,567)	(74,106)
Proceeds from sale of bakery-cafe	1,844	—
Acquisitions, net of cash acquired	(69,190)	—
Purchases of investments	—	(30,619)
Investment maturities proceeds	20,000	51,200
Increase in deposits and other	(37)	(770)

Net cash used in investing activities	(133,950)	(54,295)

Cash flows from financing activities:
Exercise of employee stock options	6,236	4,468
Tax benefit from exercise of stock options	3,427	2,665
Proceeds from issuance of common stock under employee benefit plans	1,323	1,150

Net cash provided by financing activities	10,986	8,283

Net increase (decrease) in cash and cash equivalents	(35,128)	21,527
Cash and cash equivalents at beginning of period	52,097	24,451

Cash and cash equivalents at end of period	$16,969	$45,978

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A-BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 26, 2006.
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
NOTE B-INVESTMENTS IN GOVERNMENT SECURITIES
     There were no investments in government securities as of September 25, 2007. Investments of $20.0 million as of December 26, 2006 consisted of United States treasury notes and government agency securities. During the thirty-nine weeks ended September 25, 2007, there were no investments purchased by the Company while $20.0 million of investments matured or were called by the issuer. During the thirty-nine weeks ended September 26, 2006, $30.6 million of investments were purchased by the Company and $51.2 million of investments matured or were called by the issuer. During the thirty-nine weeks ended September 25, 2007 and September 26, 2006, the Company recognized interest income on these investments of $0.2 million and $1.5 million, respectively, which includes premium amortization of $0.03 million in the 2007 period and discount amortization of $0.3 million in the 2006 period, and is classified in Other (Income) Expense, Net in the Consolidated Statements of Operations. The Company’s investments were classified as short-term in the Consolidated Balance Sheets as of December 26, 2006 based upon their stated maturity dates.
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
     On February 28, 2007, the Company purchased substantially all of the assets of six bakery-cafes (two of which were under construction) and the area development rights for certain markets in California from its area developer, R&S Bread Group, Inc., for a purchase price of approximately $5.1 million plus approximately $0.02 million in acquisition costs. Approximately $4.6 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.3 million plus accrued interest was paid in cash during the third quarter of 2007 with the remaining approximately $0.2 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $2.7 million to property and equipment, $1.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $1.1 million to goodwill.
     On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc. (“Paradise”), then owner and operator of 23 locations including 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 23 locations including 22 bakery-cafes and one commissary, for a purchase price of approximately $21.1 million plus approximately $0.5 million in acquisition costs. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.6 million plus accrued interest was paid in cash during the second quarter of 2007 with the remaining approximately $0.4 million to be paid with interest within the next twelve months. In addition, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if the Company has not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. In conjunction with the transaction, Paradise entered into a credit facility with the Company pursuant to which Paradise borrowed $6.1 million from the Company with approximately $4.8 million of the borrowing paid directly to Paradise’s third-party creditors and the remaining $1.3 million retained by Paradise for working capital purposes. The Consolidated Statements of Operations include the results of operations of Paradise from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $5.1 million to current assets, $5.8 million to intangible assets, which represents the fair value of trademarks and favorable lease agreements, $16.6 million to goodwill, $7.4 million to other long-term assets, $8.9 million to current liabilities, $2.0 million to long-term liabilities and $2.4 million to minority interest.

     In total, the Company has approximately $4.3 million of accrued purchase price as of September 25, 2007 affiliated with the acquisitions completed in fiscal 2006 and 2007, which is anticipated to be paid within the next twelve months. During the thirty-nine weeks ended September 25, 2007, the Company paid approximately $7.8 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There were no accrued purchase price payments made in the thirty-nine weeks ended September 26, 2006.
NOTE D-INVENTORIES
     Inventories consist of the following (in thousands):

	September 25, 2007	December 26, 2006
Food:
Fresh dough facilities:
Raw materials	$2,347	$2,488
Finished goods	658	332
Bakery-cafes:
Raw materials	5,651	4,721
Paper goods	1,364	999
Retail merchandise	145	174

	$10,165	$8,714

NOTE E-ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	September 25, 2007	December 26, 2006
Capital expenditures	$18,780	$23,396
Compensation and related employment taxes	17,528	18,757
Unredeemed gift cards	15,897	20,768
Insurance	9,814	7,551
Rent	4,884	2,987
Deferred acquisition purchase price (Note C)	4,303	8,490
Utilities	3,739	2,188
Taxes, other than income tax	3,629	2,638
Advertising	3,339	4,027
Other	10,044	11,916

	$91,957	$102,718

NOTE F-COMMITMENTS AND CONTINGENCIES
     The Company is the prime tenant for operating leases of 13 franchisee locations and a guarantor for operating leases of 16 locations of its former Au Bon Pain division, or its franchisees. The leases have terms expiring on various dates from November 2007 to December 2018 and have a potential amount of future rental payments of approximately $17.7 million as of September 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), as of September 25, 2007, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.

     The Company’s 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of future rental payments of approximately $3.4 million as of September 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of September 25, 2007, as the Company does not believe it is probable Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.
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
     As of December 27, 2006, the Company had $2.7 million of total unrecognized tax benefits. If recognized in full, approximately $2.3 million, net of federal tax benefits, would have been recorded as a reduction of income tax expense. These unrecognized tax benefits related principally to state tax filing positions and previously deducted expenses. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and were insignificant during the thirteen and thirty-nine weeks ended September 25, 2007. Accrued interest and penalties were $0.2 million and $0.3 million as of September 25, 2007 and December 27, 2006, respectively. As a result of the expiration of statutes of limitations on the recovery of certain previously deducted expenses during the third quarter of 2007, the Company recorded a reduction in its income tax provision of $1.5 million. As of September 25, 2007, the Company had $1.5 million of total unrecognized tax benefits and the amount of unrecognized tax benefits that, if recognized, would be recorded as a reduction of income tax expense decreased to $1.1 million, net of federal tax benefits. The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of September 25, 2007.
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

     Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006
Revenues:
Company bakery-cafe operations	$232,244	$165,098	$638,988	$477,329
Franchise operations	16,286	15,134	49,555	44,948
Fresh dough operations	42,755	38,677	128,893	115,091
Intercompany sales eliminations	(18,072)	(13,955)	(51,589)	(41,309)

Total revenues	$273,213	$204,954	$765,847	$596,059

Segment profit:
Company bakery-cafe operations	$30,595	$26,092	$95,146	$85,873
Franchise operations	14,409	13,212	43,377	40,316
Fresh dough operations	4,546	4,389	13,730	10,933

Total segment profit	$49,550	$43,693	$152,253	$137,122

Depreciation and amortization	14,990	11,325	42,387	32,050
Unallocated general and administrative expenses	16,535	14,671	46,750	40,809
Pre-opening expenses	1,908	1,457	4,687	3,941
Interest expense	28	4	199	10
Other (income) expense, net	(145)	(896)	(731)	(2,591)
Minority interest (income) expense	(312)	—	(120)	—

Income before income taxes	$16,546	$17,132	$59,081	$62,903

Depreciation and amortization:
Company bakery-cafe operations	$11,844	$8,426	$32,778	$23,723
Fresh dough operations	2,028	1,786	6,214	5,184
Corporate administration	1,118	1,113	3,395	3,143

Total depreciation and amortization	$14,990	$11,325	$42,387	$32,050

Capital expenditures:
Company bakery-cafe operations	$30,788	$18,641	$76,377	$57,888
Fresh dough operations	844	4,512	6,872	9,350
Corporate administration	1,238	2,453	3,318	6,868

Total capital expenditures	$32,870	$25,606	$86,567	$74,106

	September 25, 2007	December 26, 2006
Segment assets:
Company bakery-cafe operations	$483,925	$374,795
Franchise operations	4,466	3,740
Fresh dough operations	54,317	59,919

Total segment assets	$542,708	$438,454

Unallocated trade and other accounts receivable	2,328	1,902
Unallocated property and equipment	16,379	16,491
Unallocated deposits and other	4,662	3,160
Other unallocated assets	33,885	82,602

Total assets	$599,962	$542,609

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE I-EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006
Amounts used for basic and diluted per share calculations:
Net income	$11,943	$10,879	$39,622	$39,943

Weighted average number of shares outstanding — basic	31,812	31,338	31,684	31,275
Effect of dilutive securities:
Employee stock options	302	590	463	703
Employee restricted stock	49	26	59	25
Employee performance awards	—	7	4	9

Weighted average number of shares outstanding — diluted	32,163	31,961	32,210	32,012

Basic earnings per common share:
Net income	$0.38	$0.35	$1.25	$1.28

Diluted earnings per common share:
Net income	$0.37	$0.34	$1.23	$1.25

     For the thirteen and thirty-nine weeks ended September 25, 2007, options and restricted stock for 0.6 million shares and 0.5 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the thirteen and thirty-nine weeks ended September 26, 2006, options and restricted stock for 0.3 million shares and 0.2 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS
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
     For the thirteen weeks ended September 25, 2007, we earned $0.37 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 2.6 percent (3.4 percent for Company-owned bakery-cafes and 2.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 0.1 percent to $38,051 ($37,136 for Company-owned bakery-cafes and $38,711 for franchise-operated bakery-cafes); 35 new bakery-cafes opened system-wide in the third quarter of 2007, including 19 Company-owned bakery-cafes and 16 franchise-operated bakery-cafes; and two bakery-cafes closed system-wide in the third quarter of 2007, including one Company-owned bakery-cafe and one franchise-operated bakery-cafe.
     For the thirty-nine weeks ended September 25, 2007, we earned $1.23 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 1.6 percent (1.6 percent for both Company-owned and franchise-operated bakery-cafes); system-wide average weekly sales declined 1.3 percent to $38,224 ($37,016 for Company-owned bakery-cafes and $39,025 for franchise-operated bakery-cafes); and 105 new bakery-cafes opened system-wide year-to-date through the third quarter of 2007, including 50 Company-owned bakery-cafes and 55 franchise-operated bakery-cafes. Additionally, 36 bakery-cafes were acquired by the Company from franchisees, one bakery-cafe was sold by the Company to a franchisee, and eight bakery-cafes were closed system-wide year-to-date through the third quarter of 2007, including five Company-owned bakery-cafes and three franchise-operated bakery-cafes. Further, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., referred to as Paradise, then owner and operator of 23 company-owned locations, including 22 bakery-cafes and one commissary, and 23 franchise-operated locations, including 22 bakery-cafes and one commissary.

Results of Operations
     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	September 25, 2007	September 26, 2006
Revenues:
Bakery-cafe sales	85.0%	80.5%
Franchise royalties and fees	6.0	7.4
Fresh dough sales to franchisees	9.0	12.1

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	32.3%	30.3%
Labor	32.5	31.6
Occupancy	8.0	7.4
Other operating expenses	14.0	14.9

Total bakery-cafe expenses	86.8	84.2
Fresh dough cost of sales to franchisees (2)	81.6	82.2
Depreciation and amortization	5.5	5.5
General and administrative expenses	6.7	8.1
Pre-opening expenses	0.7	0.7

Total costs and expenses	94.1	92.1

Operating profit	5.9	7.9
Interest expense	—	—
Other (income) expense, net	(0.1)	(0.4)

Income before minority interest and income taxes	6.0	8.4
Minority interest (income) expense	(0.1)	—

Income before income taxes	6.1	8.4
Income taxes	1.7	3.1

Net income	4.4%	5.3%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Revenues:
Bakery-cafe sales	83.4%	80.1%
Franchise royalties and fees	6.5	7.5
Fresh dough sales to franchisees	10.1	12.4

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	31.3%	29.7%
Labor	32.1	30.9
Occupancy	7.9	7.3
Other operating expenses	13.7	14.1

Total bakery-cafe expenses	85.1	82.0
Fresh dough cost of sales to franchisees (2)	82.2	85.2
Depreciation and amortization	5.5	5.4
General and administrative expenses	6.9	7.6
Pre-opening expenses	0.6	0.7

Total costs and expenses	92.4	89.9

Operating profit	7.6	10.1
Interest expense	—	—
Other (income) expense, net	(0.1)	(0.4)

Income before minority interest and income taxes	7.7	10.6
Minority interest (income) expense	—	—

Income before income taxes	7.7	10.6
Income taxes	2.5	3.9

Net income	5.2%	6.7%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	September 25, 2007	September 26, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	475	337
Bakery-cafes opened	19	17
Bakery-cafes closed	(1)	(1)

End of period	493	353

Franchise-operated:
Beginning of period	660	602
Bakery-cafe opened	16	21
Bakery-cafe closed	(1)	—

End of period	675	623

System-wide:
Beginning of period	1,135	939
Bakery-cafes opened	35	38
Bakery-cafes closed	(2)	(1)

End of period	1,168	976

     The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311
Bakery-cafes opened	50	44
Bakery-cafes closed	(5)	(2)
Bakery-cafes acquired from franchisees	36	—
Bakery-cafe sold to a franchisee	(1)	—
Bakery-cafes acquired	22	—

End of period	493	353

Franchise-operated:
Beginning of period	636	566
Bakery-cafes opened	55	59
Bakery-cafes closed	(3)	(2)
Bakery-cafes sold to Company	(36)	—
Bakery-cafe purchased from Company	1	—
Bakery-cafes acquired	22	—

End of period	675	623

System-wide:
Beginning of period	1,027	877
Bakery-cafes opened	105	103
Bakery-cafes closed	(8)	(4)
Bakery-cafes acquired	44	—

End of period	1,168	976

     Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	September 25, 2007	September 26, 2006
Company-owned	3.4%	2.5%
Franchise-operated	2.1%	3.0%
System-wide	2.6%	2.8%
     Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Company-owned	1.6%	4.8%
Franchise-operated	1.6%	4.9%
System-wide	1.6%	4.9%
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
Revenues
     Total revenues for the thirteen weeks ended September 25, 2007 increased 33.3 percent to $273.2 million compared to $205.0 million for the thirteen weeks ended September 26, 2006. The growth in total revenue for the thirteen weeks ended September 25, 2007 compared to the same period in 2006 is primarily due to the opening of 157 new bakery-cafes system-wide since September 26, 2006, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended September 25, 2007 of 2.6 percent. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
System-wide average weekly sales	$38,051	$38,098	-0.1%
System-wide number of operating weeks	14,931	12,438	20.0%
     Total revenues for the thirty-nine weeks ended September 25, 2007 increased 28.5 percent to $765.8 million compared to $596.1 million for the thirty-nine weeks ended September 26, 2006. The growth in total revenue for the thirty-nine weeks ended September 25, 2007 compared to the same period in 2006 is primarily due to the opening of 157 new bakery-cafes system-wide since September 26, 2006, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the thirty-nine weeks ended September 25, 2007 of 1.6 percent. The system-wide average weekly sales per bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
System-wide average weekly sales	$38,224	$38,729	-1.3%
System-wide number of operating weeks	43,302	35,859	20.8%

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
     Bakery-cafe sales for the thirteen weeks ended September 25, 2007 increased 40.6 percent to $232.2 million compared to $165.1 million for the thirteen weeks ended September 26, 2006. The increase in bakery-cafe sales for the thirteen weeks ended September 25, 2007 compared to the same period in 2006 is primarily due to the opening of 76 new Company-owned bakery-cafes and the acquisition of 49 bakery-cafes from franchisees since September 26, 2006. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 4.5 percentage points to 85.0 percent for the thirteen weeks ended September 25, 2007 as compared to 80.5 percent for the same period in 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 7.5 percent and 92.5 percent, respectively, of the $67.1 million increase in sales from the comparable period in 2006. In addition, average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended September 25, 2007 increased modestly as compared to the same period in 2006 but lagged the increase in comparable bakery-cafe sales for the same comparative periods primarily due to the greater concentration of Company-owned bakery-cafe openings in immature markets, which experience a slower initial ramp-up of average weekly sales. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
Company-owned average weekly sales	$37,136	$36,905	0.6%
Company-owned number of operating weeks	6,254	4,474	39.8%
     Bakery-cafe sales for the thirty-nine weeks ended September 25, 2007 increased 33.9 percent to $639.0 million compared to $477.3 million for the thirty-nine weeks ended September 26, 2006. The increase in bakery-cafe sales for the thirty-nine weeks ended September 25, 2007 compared to the same period in 2006 is primarily due to the opening of 76 new Company-owned bakery-cafes and the acquisition of 49 bakery-cafes from franchisees since September 26, 2006. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.3 percentage points to 83.4 percent for the thirty-nine weeks ended September 25, 2007 as compared to 80.1 percent for the same period in 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 4.1 percent and 95.9 percent, respectively, of the $161.7 million increase in sales from the comparable period in 2006. In addition, average weekly sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 25, 2007 decreased as compared to the same period in 2006 primarily due to the greater concentration of Company-owned bakery-cafe openings in immature markets, which experience a slower initial ramp-up of average weekly sales, coupled with lower year-over-year sales price increases in our Company-owned bakery-cafes in 2007 as compared to 2006. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
Company-owned average weekly sales	$37,016	$37,384	-1.0%
Company-owned number of operating weeks	17,263	12,769	35.2%
     Franchise royalties and fees for the thirteen weeks ended September 25, 2007 increased 7.9 percent to $16.3 million compared to $15.1 million for the thirteen weeks ended September 26, 2006. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 13 Weeks Ended
	September 25, 2007	September 26, 2006
Franchise royalties	$15,767	$14,454
Franchise fees	519	680

Total	$16,286	$15,134

     The increase in royalty revenue for the thirteen weeks ended September 25, 2007 compared to the same period in 2006 can be attributed to the opening of 81 franchise-operated bakery-cafes and the purchase of one bakery-cafe from the Company since September 26, 2006 and to a lesser extent the 2.1 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended September 25, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since September 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 21.1 percent and 78.9 percent, respectively, of the $27.2 million increase in sales from the comparable period in 2006. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
Franchise-operated average weekly sales	$38,711	$38,769	-0.1%
Franchise-operated number of operating weeks	8,677	7,964	9.0%
     Franchise royalties and fees for the thirty-nine weeks ended September 25, 2007 increased 10.5 percent to $49.6 million compared to $44.9 million for the thirty-nine weeks ended September 26, 2006. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Franchise royalties	$47,691	$42,868
Franchise fees	1,864	2,080

Total	$49,555	$44,948

     The increase in royalty revenue for the thirty-nine weeks ended September 25, 2007 compared to the same period in 2006 can be attributed to the opening of 81 franchise-operated bakery-cafes and the purchase of one bakery-cafe from the Company since September 26, 2006 and to a lesser extent the 1.6 percent increase in comparable franchise-operated bakery-cafe sales for the thirty-nine weeks ended September 25, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since September 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 12.1 percent and 87.9 percent, respectively, of the $104.8 million increase in sales from the comparable period in 2006. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2007	September 26, 2006	Change
Franchise-operated average weekly sales	$39,025	$39,472	-1.1%
Franchise-operated number of operating weeks	26,039	23,090	12.8%
     As of September 25, 2007, there were 675 franchise-operated bakery-cafes open and commitments to open 323 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In 2007, we expect our area developers to open 76 to 79 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
     Fresh dough sales to franchisees for the thirteen weeks ended September 25, 2007 remained consistent at $24.7 million as compared to the thirteen weeks ended September 26, 2006. Fresh dough sales to franchisees for the thirty-nine weeks ended September 25, 2007 increased 4.7 percent to $77.3 million compared to $73.8 million for the thirty-nine weeks ended September 26, 2006. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened and the purchase of one bakery-cafe from the Company since September 26, 2006, partially tempered by the sale of 49 bakery-cafes by franchisees to the Company since September 26, 2006 and lower overall dough sales resulting from a shift in bakery-cafe menu mix away from the bread and bagels we self-manufacture in our fresh dough facilities.
Costs and Expenses
     The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products was $75.0 million, or 32.3 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007 compared to $50.0 million, or 30.3 percent of bakery-cafe sales, for the thirteen weeks ended September 26, 2006. The cost of food and paper products was $200.2 million, or 31.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007 compared to $141.9 million, or 29.7 percent of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006. This increase in the cost of food and paper products as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 25, 2007 as compared to the same periods in 2006 was primarily due to commodity pressures from items such as dairy, gasoline, wheat and proteins, coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same periods; a shift in consumer demand to products involving higher ingredient costs; and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. For the thirteen weeks ended September 25, 2007, there was an average of 56.6 bakery-cafes per fresh dough facility compared to an average of 54.8 for the same period in 2006. For the thirty-nine weeks ended September 25, 2007, there was an average of 55.0 bakery-cafes per fresh dough facility compared to an average of 52.6 for the same period in 2006.
     Labor expense was $75.5 million, or 32.5 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007 compared to $52.1 million, or 31.6 percent of bakery-cafe sales, for the thirteen weeks ended September 26, 2006. Labor expense was $205.4 million, or 32.1 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007 compared to $147.6 million, or 30.9 percent of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006. The labor expense as a percentage of bakery-cafe sales increased between the thirteen and thirty-nine weeks ended September 25, 2007 as compared to the same periods in 2006 primarily as a result of higher bakery-cafe labor costs incurred in conjunction with the roll-out of certain operational improvement initiatives focusing on our lunch daypart coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same periods.  In addition, labor expense as a percentage of bakery-cafe sales increased between the thirty-nine weeks ended September 25, 2007 as compared to the same period in 2006 as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative launched in the third quarter of 2006.
     Occupancy cost was $18.6 million, or 8.0 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007 compared to $12.3 million, or 7.4 percent of bakery-cafe sales, for the thirteen weeks ended September 26, 2006. Occupancy cost was $50.5 million, or 7.9 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007 compared to $34.8 million, or 7.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 25, 2007 compared to the same periods in 2006 was primarily due to rising average per square foot costs in newer markets outpacing the growth in sales in 2007.
     Other operating expenses were $32.5 million, or 14.0 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007 compared to $24.6 million, or 14.9 percent of bakery-cafe sales, for the thirteen weeks ended September 26, 2006. Other operating expenses were $87.8 million, or 13.7 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007 compared to $67.1 million, or 14.1 percent of bakery-cafe sales, for the thirty-nine weeks ended September 26, 2006. The decrease in other operating expenses rate for the thirteen and thirty-nine weeks ended September 25, 2007 compared to the same periods in 2006 is primarily due to lower local marketing expenses incurred in support of our evening daypart initiative in 2007 as compared to 2006.
     Fresh dough facility cost of sales to franchisees was $20.1 million, or 81.6 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended September 25, 2007, compared to $20.3 million, or 82.2 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended September 26, 2006. Fresh dough facility cost of sales to franchisees was $63.6 million, or 82.2 percent of fresh dough facility sales to franchisees, for the thirty-nine weeks ended September 25, 2007, compared to $62.8 million, or 85.2 percent of fresh dough facility sales to franchisees, for the thirty-nine weeks ended September 26, 2006. The decrease in the fresh dough facility cost of sales rate for the thirteen and thirty-nine weeks ended September 25, 2007 compared to the same periods in 2006 is primarily due to improved operating efficiencies in the fresh dough facilities as average bakery-cafes served per fresh dough facility has continued to increase in 2007 as compared to the same periods in 2006, partially offset by modestly unfavorable input costs.
     General and administrative expenses were $18.4 million, or 6.7 percent of total revenue, for the thirteen weeks ended September 25, 2007 compared to $16.6 million, or 8.1 percent of total revenue, for the thirteen weeks ended September 26, 2006. General and administrative expenses were $52.9 million, or 6.9 percent of total revenue, for the thirty-nine weeks ended September 25, 2007 compared to $45.4 million, or 7.6 percent of total revenue, for the thirty-nine weeks ended September 26, 2006. The decrease in the general and administrative expenses rate for the thirteen and thirty-nine weeks ended September 25, 2007 compared to the same periods in 2006 was primarily due to lower local marketing expenses incurred in support of our evening daypart initiative in 2007 as compared to 2006, lower legal costs in 2007 as significant legal costs were incurred in 2006 related to litigation that was favorably resolved in the third quarter of 2006, and disciplined expense management.
Other Income and Expense
     Other income and expense for the thirteen weeks ended September 25, 2007 decreased to $0.1 million of income, or 0.1 percent of total revenue, from $0.9 million of income, or 0.4 percent of total revenue, for the thirteen weeks ended September 26, 2006. Other income and expense for the thirty-nine weeks ended September 25, 2007 decreased to $0.7 million of income, or 0.1 percent of total revenue, from $2.6 million of income, or 0.4 percent of total revenue, for the thirty-nine weeks ended September 26, 2006. The decrease in other income and expense for the thirteen and thirty-nine weeks ended September 25, 2007 compared to the same periods in 2006 was primarily from lower interest income in 2007 resulting from lower cash and investments on-hand in 2007; a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition; and a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates. Partially offsetting these items was a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. See Note C to the accompanying consolidated financial statements for further information with respect to the acquisition charges and gain on sale of the bakery-cafe.
Income Taxes
     The provision for income taxes decreased to $4.6 million for the thirteen weeks ended September 25, 2007 compared to $6.3 million for the thirteen weeks ended September 26, 2006. The provision for income taxes decreased to $19.5 million for the thirty-nine weeks ended September 25, 2007, compared to $23.0 million for the thirty-nine weeks ended September 26, 2006. The tax provision for the thirteen weeks ended September 25, 2007 and September 26, 2006 reflects a combined federal, state, and local effective tax rate of 27.8 percent and 36.5 percent, respectively. The tax provision for the thirty-nine weeks ended September 25, 2007 and September 26, 2006 reflects a combined federal, state, and local effective tax rate of 32.9 percent and 36.5 percent, respectively. The tax provision for the thirteen and thirty-nine weeks ended September 25, 2007 includes a $1.5 million tax benefit reflecting the expiration of the statute of limitations on the recovery of certain previously deducted expenses. The tax provision for the thirty-nine weeks ended September 25, 2007 also includes a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized. Additionally, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, effective December 27, 2006. As a result of the implementation of FIN 48, we increased our existing reserves for uncertain tax positions by $1.2 million in the first quarter of 2007, largely related to state income tax matters. Of this amount, $0.4 million was recorded as deferred tax assets relating to the estimated federal tax benefits and $0.8 million was recorded as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note G to the accompanying consolidated financial statements for further information with respect to the adoption of FIN 48.

Liquidity and Capital Resources
     Cash and cash equivalents were $17.0 million at September 25, 2007 compared with $52.1 million at December 26, 2006. Our principal requirements for cash are capital expenditures for the development of new Company-owned bakery-cafes; for maintaining or remodeling existing Company-owned bakery-cafes; for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts; for developing, remodeling and maintaining fresh dough facilities; and for enhancements of information systems and other infrastructure capital investments. See Note C to the accompanying consolidated financial statements for the 51 percent acquisition of Paradise on February 1, 2007 and the acquisitions of franchise-operated bakery-cafes on February 28, 2007 and June 21, 2007.
     We had a working capital deficit of $25.7 million at September 25, 2007 compared to an $18.0 million surplus at December 26, 2006. This decrease in working capital from December 26, 2006 to September 25, 2007 resulted primarily from a decrease in cash and cash equivalents of $35.1 million and a decrease in investments in current government securities of $20.0 million, partially offset by a decrease in accrued expenses of $10.8 million, an increase in prepaid expenses of $3.4 million, and an increase in deferred taxes of $3.1 million. We have experienced no liquidity difficulties and have historically been able to finance our operations through internally generated cash flow.

	For the 39 Weeks Ended
	September 25, 2007	September 26, 2006
Cash provided by (used in):
Operating activities	$87,836	$67,539
Investing activities	(133,950)	(54,295)
Financing activities	10,986	8,283

Total	$(35,128)	$21,527

Operating Activities
     Funds provided by operating activities for the thirty-nine weeks ended September 25, 2007 and the thirty-nine weeks ended September 26, 2006 were $87.8 million and $67.5 million, respectively. Funds provided by operating activities for the thirty-nine weeks ended September 25, 2007 primarily resulted from net income, depreciation and amortization, a decrease in trade and other receivables, and an increase in deferred rent and non-acquisition accrued expenses, partially offset by an increase in prepaid expenses and deferred income taxes.
Investing Activities
     Total capital expenditures for the thirty-nine weeks ended September 25, 2007 were $86.6 million consisting primarily of $62.9 million related to the opening of 50 Company-owned bakery-cafes and the costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2007 and the first quarter of 2008; 14.3 million for the maintaining or remodeling of existing bakery-cafes and fresh dough facilities; and $9.4 million costs incurred on information technology and infrastructure. Total capital expenditures were $74.1 million for the thirty-nine weeks ended September 26, 2006 and consisted primarily of $54.4 million related to the opening of 44 Company-owned bakery-cafes and the costs incurred on Company-owned bakery-cafes to be opened in the fourth quarter of 2006 and first quarter of 2007; $9.3 million for the maintaining or remodeling of existing bakery-cafes and fresh dough facilities; and $10.4 million costs incurred on information technology and infrastructure.
     Cash flows for acquisitions, net of cash acquired, for the thirty-nine weeks ended September 25, 2007, totaled $69.2 million comprised of the acquisition of 51 percent of the outstanding stock of Paradise on February 1, 2007; the acquisition of six bakery-cafes (two of which were under construction) from the R&S Bread Group, Inc. franchisee on February 28, 2007; the acquisition of 10 and 22 bakery-cafes from the SLB of Central Illinois, L.L.C. and SLB of Minnesota, L.L.C. franchisees, respectively, on June 21, 2007; and required payments of a portion of the remaining acquisition purchase price for R&S Bread Group, Inc., Paradise, and Panebraska, L.L.C. In total, we had $4.3 million of accrued purchase price as of September 25, 2007 affiliated with acquisitions completed in fiscal 2006 and 2007, which is anticipated to be paid within the next twelve months. See Note C to the accompanying consolidated financial statements for further information with respect to the acquisition activity in 2007.

     There were no investments in government securities as of September 25, 2007. As of December 26, 2006, we had investments of $20.0 million in United States treasury notes and government agency securities. Investments are classified as short or long-term in the accompanying Consolidated Balance Sheets based upon their stated maturity dates. As of December 26, 2006, our investments were classified as held-to-maturity as we had the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity, which approximated fair value as of December 26, 2006.
Financing Activities
     Financing activities provided $11.0 million and $8.3 million for the thirty-nine weeks ended September 25, 2007 and September 26, 2006, respectively. The financing activities for the thirty-nine weeks ended September 25, 2007 included $6.3 million from the exercise of stock options; $3.4 million from the tax benefit from exercise of stock options; and $1.3 million from the issuance of common stock under employee benefit plans. The financing activities for the thirty-nine weeks ended September 26, 2006 included $4.5 million from the exercise of stock options; $2.7 million from the tax benefit from exercise of stock options; and $1.1 million from the issuance of common stock under employee benefit plans.
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
Contractual Obligations and Other Commitments
     We currently anticipate total capital expenditures for fiscal year 2007 of approximately $125 million to $141 million, which consists of the following: $90 million to $100 million related to the opening of at least 89 new Company-owned bakery-cafes and the costs incurred on early 2008 openings, $17 million to $20 million related to the remodeling of existing bakery-cafes, $8 million to $10 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $10 million to $11 million on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options.
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

     Off-Balance Sheet Arrangement – We are the prime tenant for operating leases of 13 franchisee locations and a guarantor for operating leases of 16 locations of our former Au Bon Pain division, or its franchisees. The leases have terms expiring on various dates from November 2007 to December 2018 and have a potential amount of future rental payments of approximately $17.7 million. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45, as of September 25, 2007, as we do not believe it is probable we would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
     Our 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of rental payments of approximately $3.4 million at September 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of September 25, 2007, as we do not believe it is probable Paradise would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 25, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 25, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 25, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Pursuant to our 2005 Long-Term Incentive Program, which we refer to as the 2005 LTIP, participants in the 2005 LTIP may surrender shares to us as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the 2005 LTIP participants are repurchased by us pursuant to the terms of the 2005 LTIP and the applicable award agreements and not pursuant to publicly announced share repurchase programs. The following table provides information with respect to shares of our common stock that were surrendered to us by 2005 LTIP participants during the three months ended September 25, 2007:

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May Yet
	Total Number		as Part of Publicly	Be Purchased Under
	of Shares	Average Price	Announced	the Announced
Period	Purchased	Paid per Share	Program	Program
June 27, 2007 — July 24, 2007	—	$—	—	$ —
July 25, 2007 — August 28, 2007	—	$—	—	$ —
August 29, 2007 — September 25, 2007	6,369	$43.83	—	$ —

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1	1992 Employee Stock Purchase Plan, as amended. *

31.1	Certification by Chief Executive Officer. *

31.2	Certification by Chief Financial Officer. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (REGISTRANT)

Dated: November 2, 2007	By:	/s/ Ronald M. Shaich

Ronald M. Shaich Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: November 2, 2007	By:	/s/ Neal J. Yanofsky

Neal J. Yanofsky President

Dated: November 2, 2007	By:	/s/ Jeffrey W. Kip

Jeffrey W. Kip Senior Vice President, Chief Financial Officer

Dated: November 2, 2007	By:	/s/ Amy L. Kuzdowicz

Amy L. Kuzdowicz Vice President, Controller

Dated: November 2, 2007	By:	/s/ Mark D. Wooldridge

Mark D. Wooldridge Director, External Reporting, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.

3.2	Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1	1992 Employee Stock Purchase Plan, as amended. *

31.1	Certification by Chief Executive Officer. *

31.2	Certification by Chief Financial Officer. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

*	Filed herewith.