Form 10-K
period 2007-12-25
PANERA BREAD CO
filed 2008-02-22
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2007
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                  Accelerated filer ☐                 Non-accelerated filer ☐                   Smaller reporting company ☐
                           (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of June 26, 2007 was $1,275,372,081. There is no public trading market for the registrant’s Class B Common Stock.
Number of shares outstanding of each of the registrant’s classes of common stock as of February 18, 2008: 28,721,245 shares of Class A Common Stock ($.0001 par value) and 1,398,588 shares of Class B Common Stock ($.0001 par value).
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 25, 2007.

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
PART I
ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread” or in the first person notation of “we,” “us,” and “our” in the following discussion. Further, we use the term “Panera” to refer specifically to our 1,167 system-wide Panera Bread® and Saint Louis Bread Co.® bakery-cafes, and the term “Paradise” to refer specifically to the 63 system-wide Paradise Bakery & Café® bakery-cafes.
As of December 25, 2007, Panera operated, directly and through franchise agreements with 39 franchisee groups, 1,167 bakery-cafes (501 Company-owned and 666 franchise-operated bakery-cafes). During fiscal year 2007, Panera opened 148 bakery-cafes system-wide (79 Company-owned and 69 franchise-operated bakery-cafes), acquired 36 bakery-cafes from its franchisees, closed eight bakery-cafes system-wide (four Company-owned and four franchise-operated bakery-cafes), and sold one Company-owned bakery-cafe to a franchisee. Panera bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 38 states. With its identity rooted in handcrafted, fresh-baked, artisan bread, Panera is committed to providing great tasting, quality food that people can trust. Highlighted by antibiotic free chicken, whole grain bread, select organic and all-natural ingredients and a menu free of man-made trans fat, Panera’s bakery-cafe selection provides flavorful, wholesome offerings. Panera’s menu includes a wide variety of year-round favorites, complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across the country, guests enjoy Panera’s warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access provided through a managed WiFi network. At the close of each day, Panera bakery-cafes donate bread and baked goods to community organizations in need.
On February 1, 2007, we purchased 51 percent of the outstanding capital stock of Paradise, which at that time operated 22 company-owned bakery-cafes and one commissary and 22 franchise-operated bakery-cafes and one commissary. We have the right to purchase the remaining 49 percent of the outstanding capital stock of Paradise after January 1, 2009 at a contractually determined value. Also, if we have not exercised our right to purchase the remaining 49 percent of the outstanding capital stock of Paradise, the remaining Paradise owners have the right to purchase our 51 percent ownership interest in Paradise after June 30, 2009 at a contractually determined value. Paradise owns and franchises bakery-cafes which feature freshly baked products, such as cookies, muffins and croissants, along with gourmet and specialty coffees, as well as sandwiches, soups, salads, beverages and other items. As of December 25, 2007, Paradise operated, directly and through franchise agreements with 10 franchisee groups, 63 bakery-cafes (31 company-owned and 32 franchise-operated bakery-cafes). Paradise bakery-cafes are principally located in regional malls and life style centers, free standing street locations, downtown business districts, and office buildings, and currently operate in 10 states that are principally in different markets than Panera bakery-cafes. Paradise has been expanding the number of bakery-cafes on a limited basis and opened 21 new bakery-cafes system-wide (10 company-owned and 11 franchise-operated bakery-cafes) and closed one company-owned and one franchise-operated bakery-cafe since the February 1, 2007 acquisition. Additionally, Paradise opened one additional franchise-operated commissary in fiscal year 2007.

We operate as three business segments: the Company bakery-cafe operations segment, the franchise operations segment, and the fresh dough operations segment. See Note 19 of our consolidated financial statements for segment information. As of December 25, 2007, our Company bakery-cafe operations segment consisted of 532 Company-owned bakery-cafes, all located in the United States. As of December 25, 2007, our fresh dough operations segment, which supplies fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 23 fresh dough facilities (20 Company-owned and three franchise-operated). Our revenues were $1,066.7 million for the fiscal year ended December 25, 2007, consisting of $894.9 million of bakery-cafe sales, $67.2 million of franchise royalties and fees, and $104.6 million of fresh dough sales to franchisees. Franchise-operated bakery-cafe sales were $1,376.4 million for the fiscal year ended December 25, 2007.
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311	226
Bakery-cafes opened	89	70	66
Bakery-cafes closed	(5)	(3)	(2)
Bakery-cafes acquired from franchisees (1)	36	13	21
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe sold to a franchisee (3)	(1)	—	—

End of period (4)	532	391	311
Franchise-operated:
Beginning of period	636	566	515
Bakery-cafes opened	80	85	73
Bakery-cafes closed	(5)	(2)	(1)
Bakery-cafes sold to Company (1)	(36)	(13)	(21)
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe purchased from Company (3)	1	—	—

End of period (4)	698	636	566
System-wide:
Beginning of period	1,027	877	741
Bakery-cafes opened	169	155	139
Bakery-cafes closed	(10)	(5)	(3)
Bakery-cafes acquired (2)	44	—	—

End of period (4)	1,230	1,027	877

(1)	In June 2007, we acquired 32 bakery-cafes and the area development rights from franchisees in certain markets in Illinois and Minnesota. In February 2007, we acquired four bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in California. In October 2006, we acquired 12 bakery-cafes, as well as one bakery-cafe still under construction, and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, we acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, we acquired 21 bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in Indiana.

(2)	In February 2007, we acquired 51 percent of the outstanding capital stock of Paradise Bakery & Café, Inc., which then owned and operated 22 bakery-cafes and franchised 22 bakery-cafes, principally in certain markets in Arizona and Colorado.

(3)	In June 2007, we sold one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer.

(4)	Bakery-cafes at December 25, 2007 include 63 system-wide Paradise bakery-cafes (31 company-owned and 32 franchise-operated bakery-cafes).

Concept and Strategy
Panera’s restaurant concept focuses on the “Specialty Bread/Bakery-Cafe” category. Panera’s artisan breads, which are breads made with all natural ingredients, a craftsman’s attention to quality and detail, and overall award-winning bakery expertise, are at the heart of the menu. The concept is designed to deliver against consumer desire for a more responsive and special dining experience than that offered by traditional fast food restaurants. Panera’s goal is to maintain recognition of Panera as a leading brand. Panera’s menu, prototype, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, PM “chill out,” dinner, or the evening daypart, and take home bread, through both on-premise sales and Via Panera® catering.
The distinctive nature of Panera’s menu offerings (centered around fresh artisan bread products), the quality of Panera’s bakery-cafe operations, Panera’s signature bakery-cafe design, and the bakery-cafe locations are integral to Panera’s success. We believe Panera’s concept has significant growth potential, which Panera hopes to realize through a combination of Company and franchisee efforts. Franchising is a key component of Panera’s success. Utilization of franchising has enabled Panera to grow more rapidly because of the added resources and capabilities franchisees provide to implement the concepts and strategy developed by Panera Bread. As of December 25, 2007, there were 666 Panera franchised bakery-cafes operating and signed commitments to open an additional 293 Panera franchised bakery-cafes.
Panera believes providing bakery-cafe operators the opportunity to participate in the success of the bakery-cafe enables Panera to attract and retain experienced and highly motivated personnel, referred to as associates, which results in a better customer experience. As a result, Panera’s compensation, subject to annual minimums, provides some general managers and multi-unit managers compensation based upon a percentage of the cash flows of the bakery-cafe they operate and participation in a multi-year bonus structure also based on bakery-cafe cash flow. This compensation structure is referred to as the Joint Venture Program.
Paradise’s concept focuses on broad and diverse products and services that appeal to retail consumers who visit shopping malls, downtown and village office and shopping districts, and other areas where Paradise bakery-cafes are located. Paradise believes its competitive advantages are the high quality of its freshly prepared food products and the exceptional service provided by its associates.
Menu
The menu is designed to provide Panera’s target customers with products that build on the strength of Panera’s bakery expertise. The key menu groups are fresh baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups, salads, and custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks. Panera’s concept emphasizes the sophisticated specialty and artisan breads that support each daypart and Panera’s take-home bread and Via Panera® businesses. In January 2008, our Crispani® hand-crafted pizza product line is being removed from the Panera system, with the exception of some bakery-cafes, as Panera does not presently believe that Crispani® will be profit-neutral in 2008.
Panera regularly reviews and revises its menu offerings to satisfy changing customer preferences. Product development focuses on providing food and beverages that customers crave and trust. New menu items are developed in test kitchens and then introduced in a limited number of the bakery-cafes to determine customer response and verify that preparation and operating procedures maintain product consistency and high quality standards. If successful, they are then rolled out system-wide. New product rollouts are integrated into periodic or seasonal menu rotations, which Panera refers to as “Celebrations.” Examples of products introduced by Panera in 2007 include the Grilled Salmon Salad, Strawberry Poppy Seed Salad, Orchard Harvest Salad, Chicken Tomesto Sandwich, Chicken Pomodoro Panini, Chipotle Chicken Sandwich, Creamy Tomato Soup, Southwest Roasted Corn Soup, New England Clam Chowder Soup, Strawberry Fruit Smoothie, Pumpkin Spice Latte, Panettone Bread, New All Natural Muffins (Blueberry, Cranberry, Carrot Walnut, Reduced Fat Blueberry), Pecan Braid, Strawberry Citrus Pastry, Chocolate Crumb Pastry, Caramel Apple Pastry, and the Turkey Sausage Soufflé.
Marketing
Panera believes it competes on the basis of providing an entire experience rather than through price only. Pricing is structured so customers perceive good value with high quality food at reasonable prices to encourage frequent visits. Panera performs extensive market research, including utilizing focus groups, to determine customer food and drink preferences and price points. Panera attempts to increase its per location sales through menu development, product merchandising, and promotions at everyday prices and by sponsorship of local community charitable events.

Panera franchise-operated bakery-cafes contribute 0.7 percent of their sales to a national advertising fund and 0.4 percent of their sales as a marketing administration fee, and are required to spend 2.0 percent of their sales in their respective local markets on advertising. Panera contributes similar amounts from Company-owned bakery-cafes towards the national advertising fund and marketing administration. Panera can increase national advertising fund contributions from current levels up to a total of 2.6 percent of sales. The national advertising fund and marketing administration contributions received from Panera franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by Panera. Liabilities for unexpended funds are included in accrued expenses in our Consolidated Balance Sheets. Panera’s contributions to the national advertising fund and marketing administration, as well as Panera’s own media costs, are recorded as part of other operating expenses in the Consolidated Statements of Operations. Panera may utilize external media when deemed appropriate and cost effective in specific markets.
Panera has established and may in the future establish local and/or regional advertising associations covering specific geographic regions for the purpose of promoting and advertising the bakery-cafes located in that geographic market. If Panera establishes an advertising association in a specific market, the franchise group in that market must participate in the association including making contributions in accordance with the advertising association bylaws. Contributions to the advertising association are credited towards required local advertising spending.
Site Selection and Bakery-Cafe Environment
Panera’s bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, Panera studies the surrounding trade area, demographic information within that area, and information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary software, Panera determines projected sales and return on investment. The Panera concept has proven successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, and free-standing.
Panera designs each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe to engage customers. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between Panera’s bakery-cafes and other bakery-cafes. Many of Panera’s bakery-cafes also feature outdoor cafe seating and free Internet access through a managed WiFi network. The average construction, equipment, furniture and fixtures, and signage cost for the 79 Panera Company-owned bakery-cafes opened in 2007 was approximately $1.0 million per bakery-cafe.
The average Panera Company-owned bakery-cafe size is approximately 4,600 square feet. Panera leases all of its bakery-cafe locations and fresh dough facilities. Lease terms for Panera’s bakery-cafes and fresh dough facilities are generally ten years with renewal options at most locations, and generally require Panera to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of Panera’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the accompanying consolidated financial statements for further information on Panera’s accounting for leases.
Sites for Paradise’s bakery-cafes include regional malls, free standing street locations, downtown business districts, and office buildings. Paradise operates bakery-cafes ranging in size from 800 to 5,600 square feet. The nature of the Paradise bakery-cafes invites shoppers, passers-by and those who live or work in the vicinity to visit for a meal or snack or to arrange a meeting at the bakery-cafe. The Paradise menu is designed for appeal at all hours of the day. The estimated initial investment to commence operation of a Paradise bakery-cafe ranges from $0.5 million to $0.9 million for an 800 square foot bakery-cafe and ranges from $0.9 million to $1.4 million for a 4,500 square foot bakery-cafe.

Franchise Operations
Panera began a broad-based franchising program in 1996. Panera continues to extend its franchise relationships beyond its current franchisees and annually files a Franchise Disclosure Document to facilitate sales of additional franchise and area development agreements, which we refer to as ADAs. The Panera franchise agreement typically requires the payment of a franchise fee of $35,000 per bakery-cafe (generally broken down into $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opens) and continuing royalties of 4 to 5 percent of sales from each bakery-cafe. Panera franchise-operated bakery-cafes follow the same standards for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Panera Company-owned bakery-cafes. The franchisees are required to purchase all of their dough products from sources approved by Panera. Panera’s fresh dough facility system supplies fresh dough products to substantially all Panera franchise-operated bakery-cafes. Panera does not finance franchisee construction or ADA payments. In addition, Panera does not hold an equity interest in any of the Panera franchise-operated bakery-cafes.
We have entered into franchise ADAs with 39 Panera franchisee groups, or area developers, as of December 25, 2007. Also, as of December 25, 2007, there were 666 Panera franchise-operated bakery-cafes open and commitments to open 293 additional Panera franchise-operated bakery-cafes. Panera expects these bakery-cafes to open according to the timetables established in the various ADAs with franchisee groups, with the majority opening in the next four to five years. Panera expects its area developers to open approximately 55 new Panera franchise-operated bakery-cafes in 2008. The ADAs require an area developer to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, Panera has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. Panera may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with Panera’s operating and brand standards and other covenants under the ADAs and franchise agreements. At the present time, Panera does not have any international franchise development agreements.
Paradise, in addition to owning and operating various bakery-cafes, franchises bakery-cafes to operate under its trade name, Paradise Bakery & Café®. A franchise includes, but is not necessarily limited to, territory rights, trade secrets, a business plan, a system guide and a license to use specified trade names and trademarks and distribute products. Paradise requires an initial franchise fee of up to $60,000 for single bakery-cafe franchises. Paradise offers to certain qualified operators the opportunity to enter into an ADA, which permits a purchaser, upon payment of an area development fee, to obtain the rights to open future bakery-cafes in predetermined areas. Under an ADA, a purchaser generally pays an area development fee of $10,000 to $15,000 for each bakery-cafe to be opened under the ADA and an initial franchise fee of up to $40,000 for each bakery-cafe developed under the ADA. Paradise has entered into franchise agreements with 10 franchisee groups, or area developers, as of December 25, 2007. Also, as of December 25, 2007, there were 32 Paradise franchise-operated bakery-cafes open and commitments to open 10 additional Paradise franchise-operated bakery-cafes. Paradise expects its franchisees to open approximately 5 new Paradise franchise-operated bakery-cafes in 2008.
Bakery-Cafe Supply Chain
Panera bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. Fresh dough is supplied daily to both Panera Company-owned and franchise-operated bakery-cafes by Panera fresh dough facilities, which together are referred to as Panera’s bakery-cafe supply chain. As of December 25, 2007, there were 20 Panera fresh dough facilities, 19 of which were Company-owned and one of which was franchise-operated.
Panera believes its fresh dough facility system provides a competitive advantage. The fresh dough facilities ensure consistent quality and supply of fresh dough products to both Panera Company-owned and franchise-operated bakery-cafes. Panera focuses its growth in areas that allow it to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. Panera will also selectively enter new markets which requires the construction of additional fresh dough facilities when sufficient numbers of bakery-cafes are opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by Panera associates. At December 25, 2007, Panera leased 169 trucks. The optimal distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles. An average distribution route delivers dough to seven bakery-cafes. Panera believes there are numerous suppliers of its needed product ingredients and Panera could obtain ingredients from an alternative supplier if necessary.
Panera has contracted externally for the supply of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards.

Panera uses independent distributors to distribute sweet goods products, tuna and other materials to bakery-cafes. With the exception of fresh dough products and the majority of Panera’s cream cheese supplied by the fresh dough facilities, virtually all other food products and supplies for Panera retail operations, including paper goods, coffee, and smallwares, are contracted for by Panera and delivered by vendors to an independent distributor for delivery to the Panera bakery-cafes.
Panera franchise-operated bakery-cafes operate under individual contracts with one of Panera’s distributors. As of December 25, 2007, there were three primary distributors serving the Panera system.
Management Information Systems
Each Panera Company-owned bakery-cafe has computerized point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, product mix and average check. All product prices are programmed into the point-of-sale register from Panera’s headquarters office. Panera allows franchisees, that elect to do so, access to certain of its proprietary bakery-cafe systems and systems support. Franchisees set their own menu prices.
Panera uses in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to Panera’s accounting department on a daily basis. Panera uses this retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for each Panera Company-owned bakery-cafe. Additionally, Panera monitors the average check, customer count, product mix, and other sales trends. Panera also uses this retail data in its “exception-based reporting” tools to safeguard its cash, protect its assets, and train its associates. The Panera fresh dough facilities have computerized systems which accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafes. Panera also uses an eLearning system and Learning Tools website to provide on-line training for Panera’s retail associates and on-line baking instructions for its bakers.
Most bakery-cafes also provide customers free Internet access provided through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.
Competition
We compete with numerous sources in our trade areas. Our Panera and Paradise bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete based on customers’ needs for breakfast, lunch, PM “chill-out,” dinner, and take home bread. The competitive factors include location, environment, customer service, price and product quality. We compete for leased space in desirable locations. Some of our competitors may have capital resources greater than ours. For further information on competition, see “Item 1A. Risk Factors” in this Form 10-K.
Employees
As of December 25, 2007, Panera had approximately 7,800 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 500 were employed in general or administrative functions, principally at or from Panera’s support centers or executive offices; approximately 1,000 were employed in Panera’s fresh dough facility operations; and approximately 6,300 were employed in Panera’s bakery-cafe operations as bakers, managers, and associates. Panera also had approximately 14,000 part-time hourly associates at Panera bakery-cafes at December 25, 2007. Panera does not have any collective bargaining agreements with its associates and considers its employee relations to be good. Panera places a priority on staffing its bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invests in training programs to ensure the quality of its operations.
As of December 25, 2007, Paradise had approximately 350 full-time associates, of whom approximately 40 were employed in general or administrative functions; approximately 10 were employed in Paradise’s commissary operations; and approximately 300 were employed in Paradise’s bakery-cafe operations as bakers, managers, and associates. Paradise also had approximately 1,250 part-time hourly associates at Paradise bakery-cafes at December 25, 2007. Paradise does not have any collective bargaining agreements with its associates and considers its employee relations to be good. Paradise places a priority on staffing its bakery-cafes, fresh dough facility, and support operations with skilled associates and invests in training programs to ensure the quality of its operations.

Proprietary Rights
Our brand, intellectual property and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret and unfair competition and contract law.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Via Panera®, Crispani®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café® and Mother Bread design trademarks are some of the trademarks that we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other marks with the United States Patent and Trademark Office. We have also registered some of our marks in a number of foreign countries.
Corporate History and Additional Information
We are a Delaware corporation. Our principal executive offices are located at 6710 Clayton Road, Richmond Heights, Missouri 63117 and our telephone number is (314) 633-7100.
We were originally organized in March 1981 as a Massachusetts corporation under the name Au Bon Pain Co., Inc. and reincorporated in Delaware in June 1988. In December 1993, we purchased Saint Louis Bread Company. In August 1998, we sold our Au Bon Pain Division and changed our name to Panera Bread Company. In February 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc.
We are subject to the informational requirements of the Securities Exchange Act of 1934, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission.
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
Our Company-owned and franchise-operated bakery-cafes are dependent on frequent deliveries of ingredients and other products. Three companies deliver the majority of our ingredients and other products to Panera’s bakery-cafes on a regular basis (two or three times weekly). Our agreements with these distributors are up for renewal in February 2008 and are currently being negotiated. In addition, we and our franchisees rely on a network of local and national suppliers for the delivery of fresh produce (three to six times per week) which is particularly susceptible to supply volatility as a result of weather conditions. Our dependence on frequent deliveries to our bakery-cafes could cause shortages or supply interruptions that could adversely impact our operations.
Although many of our ingredients and products are prepared to our specifications, we believe that a majority of the ingredients are based on generally available products that could be obtained from alternative sources if needed. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks associated with supply and cost. Antibiotic free chicken, which is sold in Panera Company-owned and franchise-operated bakery-cafes, is currently supplied by three different companies. However, there are few producers of antibiotic free chicken, which may make it difficult, or more costly, for us to find alternative suppliers if necessary.
Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery operations or, if necessary, we could make menu adjustments to address material supply issues. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products (i.e. wheat, produce, antibiotic free chicken, sweet goods and soup), including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, some of which are beyond our control, and which could have an adverse effect on our business and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have been able to recover inflationary cost and commodity price increases, including, among other things, gasoline, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the recent volatility experienced in certain commodity markets, such as those for wheat, which have experienced a significant increase in prices, is expected to have an adverse effect on us in fiscal 2008. The extent of the impact will depend on our ability and timing to increase food prices.
Disruptions or supply issues in our Panera fresh dough facilities could adversely affect our business and results of operations.
Panera operates 19 fresh dough facilities, which service all of Panera’s Company-owned and approximately 98 percent of Panera’s franchise-operated bakery-cafes. The fresh dough distribution system delivers fresh dough products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal distribution range is approximately 300 miles. However, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of the fresh dough facilities, whether due to weather conditions, technical or labor difficulties, destruction or damage to the vehicle fleet or facility or other reasons, could cause a shortage of fresh dough products at Panera’s bakery-cafes. Such a shortage of fresh dough products could, depending on the extent and duration, have a material adverse effect on our business and results of operations.
Additionally, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations, including its efficiencies in distribution from Panera’s fresh dough facilities to the Panera bakery-cafes.
Panera’s Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and approximately 98 percent of the tuna used in Panera’s Company-owned and franchise-operated bakery-cafes. Although Panera believes it has adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, the possibility exists that it will be subject to allegations regarding quality, health or other similar concerns that could have a negative impact on Panera’s operations whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation can be very costly and the results uncertain.

We may not be successful in convincing our customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our ability to convince customers that food made with higher-quality ingredients, including antibiotic-free chicken and our artisan breads, is worth the prices they will pay at our bakery-cafes relative to prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to educate customers about the quality of our food or our customers rejection of our pricing approach could require us to change our pricing, marketing or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.
Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.
Customer preferences and traffic could be impacted by health concerns about the consumption of particular food products and could cause a decline in our sales. Negative publicity about ingredients, poor food quality, food-borne illness, injury, health concerns, allergens or nutritional content could cause customers to shift their preferences. For example, Asian and European countries experienced outbreaks of avian flu. Negative publicity concerning avian flu may adversely affect demand for our products because chicken and turkey are key ingredients in many of our menu items and could cause an increase in our food costs as a result of potentially irregular supply and demand of such products and a decrease in customer traffic to our bakery-cafes.
Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our brand, intellectual property and our confidential and proprietary information is very important to our business and our competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Paradise Bakery & Café®, Via Panera®, Crispani®, and Mother Bread design, along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information and other intellectual property rights are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property and confidential and proprietary information, the steps that we have taken may not be adequate. Unauthorized usage or imitation by others could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
We try to ensure that our franchisees maintain and protect our brand and our confidential and proprietary information. However, since our franchisees are independent third parties that we do not control, if they do not operate their bakery-cafes in a manner consistent with their agreements with us, our brand and reputation or the value of our confidential and proprietary information could be harmed. If this occurs, our business and operating results could be adversely affected.
Competition may adversely affect our operations and results of operations.
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
Additionally, competition could cause us to modify or evolve our products, designs or strategies. If we do so, we cannot guarantee that we will be successful in implementing the changes or that our profitability will not be negatively impacted by them.
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

Our success also depends on our continuing ability to hire, train, motivate and retain qualified associates in our bakery-cafes, fresh dough facilities and support centers. Our failure to do so could result in higher associate turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
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
Our growth strategy consists of new market development and further penetration of existing markets, both by us and our franchisees. The success of our growth strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow successfully will depend on a number of factors, including:
•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including obtaining waivers of exclusive use restrictions from landlords and tenants, as needed, and within appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	securing required governmental approvals and permits and complying with applicable zoning, land use and environmental regulations; and

•	general economic conditions.
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
Our growth strategy also includes continued development of bakery-cafes through franchising. At December 25, 2007, approximately 57 percent of our bakery-cafes were operated by franchisees (698 franchise-operated bakery-cafes out of a total of 1,230 bakery-cafes system-wide). The opening and success of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees.
Additionally, our results of operations include revenues derived from royalties on sales from, and revenues from sales by our fresh dough facilities to, franchise-operated bakery-cafes. As a result, our growth expectations and revenue could be negatively impacted by a material downturn in sales at and to franchise-operated bakery-cafes or if one or more key franchisees became insolvent or otherwise refused to pay us our royalties.

We intend to expand into foreign markets and therefore, we may be exposed to uncertainties and risks, which could negatively impact our results of operations.
We may expand our operations into new foreign markets, which will expose us to new risks and uncertainties. For example, we currently intend to expand our operations into Canadian markets, primarily through franchisee agreements, in 2008. When we expand into Canada we will be subject to Canadian economic conditions and political factors, either of which could have a material adverse effect on our financial condition and results of operations. Economic conditions and political factors include, but are not limited to, taxation, inflation, currency fluctuations, increased regulations and quotas, tariffs and other protectionist measures. Further, the Company may be exposed to new forms of competition not present in its domestic markets, as well as subject to potentially different demographic tastes and preferences for our products. Any future expansion into other international markets would expose us to similar risks.
If we fail to comply with governmental regulations or if these regulations change, our business could suffer.
We are subject to extensive federal, state, local and foreign laws and treaties, in connection with the operation of our business, including those related to:
•	franchise relationships;

•	building construction and zoning requirements;

•	environmental matters;

•	the preparation, labeling and sale of food; and

•	employment.
Our bakery-cafes and fresh dough facilities are licensed and subject to regulation under state and local laws, including business, health, fire and safety codes.
Various federal and state labor laws govern our operations and our relationship with our associates, including minimum wage, overtime, accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws and anti-discrimination laws.
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
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, King County, Washington has adopted regulations requiring that chain restaurants include calorie information on their menu boards, and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput.
Rising insurance costs could negatively impact our profitability.
We self-insure a significant portion of our expected losses under our workers’ compensation, health, general, auto and property liability programs. The liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience and data from industry and other actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from these assumptions and historical trends. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves of these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition and results of operations.

Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase in 2008. These increases, as well as existing or potential legislation changes, such as proposals to require employers to provide health insurance to employees, could negatively impact our operating results.
We are subject to complaints and litigation that could have an adverse effect on our business.
In the ordinary course of our business we may become subject to complaints and litigation alleging that we are responsible for a customer illness or injury suffered at or after a visit to one of our bakery-cafes or to one of our franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, allergens, personal injury or other concerns. In addition, we are subject to litigation by employees, franchisees and others through private actions, class actions or other forums. For example, in January 2008, a purported class action lawsuit was filed against us and three of our current or former executive officers by investors alleging violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit, the outcome of litigation is difficult to assess and quantify and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Notwithstanding our use of private networks, third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.
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
We have historically acquired existing bakery-cafes and development rights from our franchisees either by negotiated agreement or exercise of our rights of first refusal under the franchise and area development agreements. For example, in fiscal year 2007, we acquired 36 bakery-cafes from franchisees, as well as two bakery-cafes still under construction. In addition, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., which we refer to as Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary. Any acquisition that we undertake involves risk, including:
•	our ability to successfully achieve anticipated synergies, accurately assess contingent and other liabilities as well as potential profitability;

•	failure to successfully integrate the acquired entity’s operational and support activities;

•	unanticipated changes in business and economic conditions;

•	limited or no operational experience in the acquired bakery-cafe market or other restaurant concept;

•	future impairment charges related to goodwill and other acquired intangible assets; and

•	risks of dispute and litigation with the seller, the seller’s landlords, and vendors and other parties.
Any of these factors could strain our financial and management resources as well as negatively impact our results of operations.
Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our financial condition.
Our quarterly operating results may fluctuate significantly because of a number of factors, including the following, some of which are not within our control:
•	changes in our operating costs;

•	labor availability and wages of management and associates;

•	changes in average weekly sales and comparable bakery-cafe sales, including as a result of the introduction of new menu items;

•	profitability of new bakery-cafes, especially in new markets;

•	changes in demographics, consumer preferences and discretionary spending;

•	changes in business strategy including concept evolution and new designs;

•	fluctuations in supply costs, shortages or interruptions;

•	delays in new bakery-cafe openings;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes;

•	natural disasters and other calamities; and

•	general economic conditions, both nationally and locally.
Additionally, our sales have fluctuated by season due to the number and timing of bakery-cafe openings and related expense, consumer spending patterns and weather. Historically, sales have been higher during the winter holiday season as a result of increased traffic, higher baked goods sales and family and community gatherings. In fiscal year 2007, Company-owned bakery-cafes had an aggregate of approximately $197.1 million in sales in the first quarter which was our lowest recorded relative quarterly sales in fiscal year 2007 and included 14 Company-owned bakery-cafe openings. Comparatively, in our fourth quarter we had an aggregate of approximately $255.9 million in sales with 39 Company-owned bakery-cafe openings in that quarter recording the highest relative quarterly sales for fiscal year 2007.
Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or year.
Our investments of certain cash balances in short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
At December 25, 2007, our short-term investments consist of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.

These Columbia Portfolio units are no longer trading and have no readily determinable market value. Based on the information available to us, we have estimated the fair value of the Columbia Portfolio units at $0.960 per unit as of December 25, 2007 and we recorded an unrealized loss on the Columbia Portfolio units of $1.0 million in the fiscal year ended December 25, 2007. Giving effect to these losses, our investment in the Columbia Portfolio at December 25, 2007 includes an estimated fair value of approximately $23.2 million. As of December 25, 2007, we have received $2.4 million of cash redemptions subsequent to the withdrawal restriction and recognized $0.03 million of realized losses. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments. Subsequent to our December 25, 2007 fiscal year end and through February 22, 2008, the date of our 2007 fiscal year Form 10-K filing, we have received additional cash redemptions of $8.0 million at approximately $0.986 per unit. We believe cash redemptions of the remaining units of the Columbia Portfolio, as included in our accompanying consolidated financial statements at December 25, 2007, will be received within the next twelve months based on the redemptions received to-date; however, no commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe is approximately 4,600 square feet for Panera and 3,200 square feet for Paradise. The square footage of each of our fresh dough facilities is provided below. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.

Information with respect to our Company-owned leased fresh dough facilities as of December 25, 2007 is set forth below:

Facility	Square Footage
Atlanta, GA	18,000
Beltsville, MD	22,300
Chicago, IL	30,900
Cincinnati, OH	22,300
Dallas, TX	12,900
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	50,900
Franklin, MA (1)	40,300
Greensboro, NC	19,200
Kansas City, KS	20,100
Minneapolis, MN	11,100
Miramar, FL	15,100
Ontario, CA	13,900
Orlando, FL	16,500
Phoenix, AZ	7,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	14,300
Warren, OH	16,300

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

Information with respect to the number of bakery-cafes operated by state at December 25, 2007 is set forth below:

	Company-Owned	Franchise-Operated
State	Bakery-Cafes	Bakery-Cafes	Total Bakery-Cafes
Alabama	13	—	13
Arizona	26	2	28
Arkansas	—	3	3
California	33	42	75
Colorado	1	32	33
Connecticut	11	9	20
Delaware	—	3	3
Florida	33	68	101
Georgia	11	17	28
Illinois	67	32	99
Indiana	30	5	35
Iowa	2	15	17
Kansas	—	18	18
Kentucky	13	2	15
Maine	—	4	4
Maryland	—	35	35
Massachusetts	4	34	38
Michigan	43	13	56
Minnesota	22	3	25
Missouri	44	19	63
Nebraska	10	2	12
Nevada	—	4	4
New Hampshire	—	8	8
New Jersey	—	46	46
New York	30	26	56
North Carolina	12	27	39
Ohio	9	81	90
Oklahoma	—	17	17
Oregon	5	4	9
Pennsylvania	22	41	63
Rhode Island	—	6	6
South Carolina	8	4	12
South Dakota	1	—	1
Tennessee	11	12	23
Texas	13	22	35
Utah	—	5	5
Virginia	47	8	55
Washington	11	1	12
West Virginia	—	6	6
Wisconsin	—	22	22

Totals	532	698	1,230

ITEM 3. LEGAL PROCEEDINGS
On January 25, 2008, a purported class action lawsuit was filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. The lawsuit was filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. The complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under the Securities Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of our business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. We do not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “PNRA.” There is no established public trading market for our Class B Common Stock. The following table sets forth the high and low sale prices for our Class A Common Stock as reported by Nasdaq for the fiscal periods indicated.

2007	High	Low

First Quarter	$62.63	$53.15
Second Quarter	$60.22	$46.29
Third Quarter	$47.90	$39.79
Fourth Quarter	$48.95	$34.27

2006	High	Low

First Quarter	$73.82	$62.85
Second Quarter	$75.18	$61.70
Third Quarter	$67.24	$46.85
Fourth Quarter	$68.70	$55.47
On February 15, 2008, the last sale price for the Class A Common Stock, as reported on the Nasdaq Global Select Market, was $38.31. As of February 15, 2008, we had approximately 1,780 holders of record of our Class A Common Stock and approximately 43 holders of record of our Class B Common Stock.
Dividend Policy
We routinely evaluate various options for the use of our capital, including the potential issuance of dividends; however, we have never paid cash dividends on our capital stock and do not have current plans to pay cash dividends in 2008 as we currently intend to re-invest earnings in continued growth of our operations.
Share Repurchase Program
On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934 to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which are subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated December 12, 2007 and no shares were purchased under that program. However, shares were subsequently repurchased under the Rule 10b5-1 plan. The repurchase program may be suspended or discontinued at any time. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares.

During the fourth quarter of fiscal 2007, we repurchased Class A common stock as follows:

					Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	That May Yet Be
	Total Number of		Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased		per Share	Announced Program	Announced Program
September 26, 2007 - October 23, 2007	38	(1)	$41.36	—	$—
October 24, 2007 - November 27, 2007	187	(1)	$37.01	—	$75,000,000
November 28, 2007 - December 25, 2007	752,930	(2)	$36.02	752,930	$47,876,513

Total	753,155		$36.02	752,930	$47,876,513
(1)	Represents Class A common stock surrendered by participants in the 2005 Long-Term Incentive Program (“2005 LTIP”) and repurchased by us pursuant to the terms of the 2005 LTIP and the applicable award agreements and not pursuant to publicly announced share repurchase programs.
(2)	As described above, as of December 25, 2007, 752,930 shares of Class A common stock were repurchased under a Rule 10b5-1 plan. For further information regarding the share repurchase program, refer to the “Management Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the fiscal year ended
	December 25,	December 26,	December 27,	December 25,	December 27,
	2007	2006	2005 (1)	2004	2003
	(in thousands, except per share data)
Revenues:
Bakery-cafe sales	$894,902	$666,141	$499,422	$362,121	$265,933
Franchise royalties and fees	67,188	61,531	54,309	44,449	36,245
Fresh dough sales to franchisees	104,601	101,299	86,544	72,569	61,524

Total revenue	1,066,691	828,971	640,275	479,139	363,702
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	277,715	197,182	142,675	101,832	73,885
Labor	286,238	204,956	151,524	110,790	81,152
Occupancy	70,398	48,602	35,558	25,040	18,071
Other operating expenses	121,325	92,176	70,003	51,044	36,804

Total bakery-cafe expenses	755,676	542,916	399,760	288,706	209,912
Fresh dough cost of sales to franchisees	86,579	85,618	75,036	65,627	54,967
Depreciation and amortization	57,903	44,166	33,011	25,298	18,304
General and administrative expenses	68,966	59,306	46,301	33,338	28,140
Pre-opening expenses	8,289	6,173	5,072	4,332	2,441

Total costs and expenses	977,413	738,179	559,180	417,301	313,764

Operating profit	89,278	90,792	81,095	61,838	49,938
Interest expense	483	92	50	18	48
Other (income) expense, net	333	(1,976)	(1,133)	1,065	1,592

Income before minority interest, income taxes and cumulative effect of accounting change	88,462	92,676	82,178	60,755	48,298
Loss allocable to minority interest	(428)	—	—	—	—

Income before income taxes and cumulative effect of accounting change	88,890	92,676	82,178	60,755	48,298
Income taxes	31,434	33,827	29,995	22,175	17,629

Income before cumulative effect of accounting change	57,456	58,849	52,183	38,580	30,669
Cumulative effect to December 28, 2002 of accounting change, net of tax benefit (2)	—	—	—	—	(239)

Net income	$57,456	$58,849	$52,183	$38,580	$30,430

Per share data:
Basic:
Income before cumulative effect of accounting change	$1.81	$1.88	$1.69	$1.28	$1.03
Cumulative effect of accounting change (2)	—	—	—	—	(0.01)

Net income	$1.81	$1.88	$1.69	$1.28	$1.02

Diluted:
Income before cumulative effect of accounting change	$1.79	$1.84	$1.65	$1.25	$1.01
Cumulative effect of accounting change (2)	—	—	—	—	(0.01)

Net income	$1.79	$1.84	$1.65	$1.25	$1.00

Weighted average shares of common and common equivalent shares outstanding:
Basic	31,708	31,313	30,871	30,154	29,733

Diluted	32,178	32,044	31,651	30,768	30,423

	For the fiscal year ended
	December 25,	December 26,	December 27,	December 25,	December 27,
	2007	2006	2005 (1)	2004	2003
	(in thousands, except bakery-cafe data)
Consolidated balance sheet data:
Cash and cash equivalents	$68,242	$52,097	$24,451	$29,639	$42,402
Short-term investments	$23,198	$20,025	$46,308	$28,415	$9,019
Total assets	$698,752	$542,609	$437,667	$324,672	$256,835
Long-term debt	$75,000	$—	$—	$—	$—
Other long-term liabilities	$14,238	$7,649	$4,867	$1,776	$1,115
Stockholders’ equity	$446,164	$397,666	$316,978	$241,363	$193,805

Franchisee revenue (3)	$1,376,430	$1,245,472	$1,097,191	$879,070	$710,980
Comparable bakery-cafe sales percentage for:
Company-owned bakery-cafes	1.9%	3.9%	7.4%	2.9%	1.7%
Franchise-operated bakery-cafes (3)	1.5%	4.1%	8.0%	2.6%	(0.4)%
Bakery-cafe data:
Company-owned bakery-cafes open	532	391	311	226	173
Franchise-operated bakery-cafes open	698	636	566	515	429

Total bakery-cafes open	1,230	1,027	877	741	602

(1)	In fiscal year 2005, we changed our fiscal week to end on Tuesday rather than Saturday. As a result, our 2005 fiscal year ended on December 27, 2005 instead of December 31, 2005 and, therefore, consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. These additional three days in fiscal 2005 did not have a material impact on our financial statements.

(2)	Effective December 29, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement required us to record an estimate for costs of retirement obligations that may be incurred at the end of lease terms of existing bakery-cafes or other facilities. Upon adoption of SFAS No. 143, we recognized a one-time cumulative effect charge of approximately $0.2 million (net of deferred tax benefit of approximately $0.1 million), or $0.01 per diluted share.

(3)	Franchise-operated comparable bakery-cafe sales percentage is a non-GAAP measure, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to franchise-operated comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales. We use franchise-operated sales information internally in connection with bakery-cafe development decisions, planning, and budgeting analyses. We believe franchise-operated sales information is useful in assessing consumer acceptance of the Company’s brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                OPERATIONS
General
In fiscal year 2007, we earned $1.79 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 1.6 percent (1.9 percent for Company-owned bakery-cafes and 1.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 1.2 percent to $38,668 ($37,548 for Company-owned bakery-cafes and $39,433 for franchise-operated bakery-cafes); and 169 new bakery-cafes opened system-wide, including 89 Company-owned bakery-cafes and 80 franchise-operated bakery-cafes. Additionally, 36 bakery-cafes were acquired by the Company from franchisees, one bakery-cafe was sold by the Company to a franchisee, and 10 bakery-cafes were closed system-wide, including five Company-owned bakery-cafes and five franchise-operated bakery-cafes. Further, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., referred to as Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary. The fiscal 2007 results of $1.79 per diluted share also included charges totaling $0.03 per diluted share, which is comprised of a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.02 per diluted share and a charge of $0.01 per diluted share related to the discontinuation of our Crispani® product line. See “Reconciliation of Non-GAAP Measurements to GAAP Results” later in this section in this Form 10-K.

In fiscal year 2006, we earned $1.84 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 4.1 percent (3.9 percent for Company-owned bakery-cafes and 4.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales of $39,150 ($37,833 for Company-owned bakery-cafes and $39,894 for franchise-operated bakery-cafes); and 155 new bakery-cafes opened system-wide, including 70 Company-owned bakery-cafes and 85 franchise-operated bakery-cafes. The fiscal 2006 results of $1.84 per diluted share also included a charge of $0.03 per diluted share related to the acquisition of Paradise. See “Reconciliation of Non-GAAP Measurements to GAAP Results” later in this section in this Form 10-K.
In fiscal year 2005, we earned $1.65 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 7.8% (comparable bakery-cafe sales growth of 7.4% for Company-owned bakery-cafes and 8.0% for franchise-operated bakery-cafes), system-wide average weekly sales of $38,318 ($37,348 for Company-owned bakery-cafes and $38,777 for franchise-operated bakery-cafes), and 139 new bakery-cafes opened system-wide, including 66 Company-owned bakery-cafes and 73 franchise-operated bakery-cafes. The fiscal 2005 results of $1.65 per diluted share do not include stock-based compensation expense of $0.13 per diluted share because SFAS No. 123R, Accounting for Stock-based Compensation, did not require the expensing of stock options in fiscal 2005. See “Reconciliation of Non-GAAP Measurements to GAAP Results” later in this section in this Form 10-K.
We include in this report information on Company, franchisee and/or system-wide comparable bakery-cafe sales percentages. Franchise-operated and system-wide comparable bakery-cafe sales percentages are non-GAAP measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with Generally Accepted Accounting Principles, or GAAP, and may not be comparable to system-wide comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
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
In fiscal year 2005, we changed our fiscal week to end on Tuesday rather than Saturday, with our fiscal year ending on the last Tuesday in December. This change allowed us to better serve customers by shifting the weekly closing activities to a less busy day of the week. As a result, our 2005 fiscal year ended on December 27, 2005 instead of December 31, 2005 and, therefore, consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. These additional three days in fiscal year 2005 did not have a material impact on our financial statements. As a result of this calendar change, the next fifty-three week fiscal year will occur in fiscal year 2008.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 25,	December 26,	December 27,
	2007	2006	2005
Revenues:
Bakery-cafe sales	83.9%	80.4%	78.0%
Franchise royalties and fees	6.3	7.4	8.5
Fresh dough sales to franchisees	9.8	12.2	13.5

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	31.0%	29.6%	28.6%
Labor	32.0	30.8	30.3
Occupancy	7.9	7.3	7.1
Other operating expenses	13.6	13.8	14.0

Total bakery-cafe expenses	84.4	81.5	80.0
Fresh dough cost of sales to franchisees (2)	82.8	84.5	86.7
Depreciation and amortization	5.4	5.3	5.2
General and administrative expenses	6.5	7.2	7.2
Pre-opening expenses	0.8	0.7	0.8

Total costs and expenses	91.6	89.0	87.3

Operating profit	8.4	11.0	12.7
Interest expense	0.1	—	—
Other (income) expense, net	—	(0.2)	(0.2)

Income before minority interest and income taxes	8.3	11.2	12.8
Loss allocable to minority interest	—	—	—

Income before income taxes	8.3	11.2	12.8
Income taxes	2.9	4.1	4.7

Net income	5.4%	7.1%	8.2%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311	226
Bakery-cafes opened	89	70	66
Bakery-cafes closed	(5)	(3)	(2)
Bakery-cafes acquired from franchisees (1)	36	13	21
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe sold to a franchisee (3)	(1)	—	—

End of period (4)	532	391	311
Franchise-operated:
Beginning of period	636	566	515
Bakery-cafes opened	80	85	73
Bakery-cafes closed	(5)	(2)	(1)
Bakery-cafes sold to Company (1)	(36)	(13)	(21)
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe purchased from Company (3)	1	—	—

End of period (4)	698	636	566
System-wide:
Beginning of period	1,027	877	741
Bakery-cafes opened	169	155	139
Bakery-cafes closed	(10)	(5)	(3)
Bakery-cafes acquired (2)	44	—	—

End of period (4)	1,230	1,027	877

(1)	In June 2007, we acquired 32 bakery-cafes and the area development rights from franchisees in certain markets in Illinois and Minnesota. In February 2007, we acquired four bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in California. In October 2006, we acquired 12 bakery-cafes, as well as one bakery-cafe still under construction, and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, we acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, we acquired 21 bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in Indiana.

(2)	In February 2007, we acquired 51 percent of the outstanding capital stock of Paradise Bakery & Café, Inc., which then owned and operated 22 bakery-cafes and franchised 22 bakery-cafes, principally in certain markets in Arizona and Colorado.

(3)	In June 2007, we sold one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer.

(4)	Bakery-cafes at December 25, 2007 include 63 system-wide Paradise bakery-cafes (31 company-owned and 32 franchise-operated bakery-cafes).

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005

Company-owned	1.9%	3.9%	7.4%
Franchise-operated	1.5%	4.1%	8.0%
System-wide	1.6%	4.1%	7.8%
Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that have been in operation and franchise-operated for at least 18 months. Both Company-owned and franchise-operated comparable bakery-cafe sales exclude closed locations. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes.
Reconciliation of Non-GAAP Measurements to GAAP Results
We include in this report information on Company, franchisee and/or system-wide comparable bakery-cafe sales percentages. Franchise-operated and system-wide comparable bakery-cafe sales percentages are non-GAAP measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to system-wide comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with bakery-cafe development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
In addition to the results provided in accordance with GAAP throughout this report, we have also provided certain non-GAAP measurements to exclude the impact of certain one-time charges on the fiscal 2007 and 2006 results and to conform 2005 results to the 2006 and 2007 presentation related to our stock-based compensation expense. The fiscal 2007 one-time charges totaled $0.03 per diluted share, which included a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.02 per diluted share and a charge of $0.01 per diluted share related to the discontinuation of our Crispani® product line. The fiscal 2006 results include a one-time charge of $0.03 per diluted share related to the Paradise acquisition. Effective December 28, 2005, the beginning of our first quarter of 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-based Compensation, which required all stock-based compensation, including grants of employee stock options to be recognized in the Consolidated Statements of Operations based on their fair values. We adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS No. 123R; therefore, results for prior periods have not been restated. Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes.
We are providing the table below because management believes it provides useful information to investors regarding our results of operations by providing current and prior reported amounts on a comparable basis. The non-GAAP net income and diluted earnings per share amounts of $58.5 million and $1.82, respectively, for the fiscal year ended December 25, 2007; $59.9 million and $1.87, respectively, for the fiscal year ended December 26, 2006; and $48.1 million and $1.52, respectively, for the fiscal year ended December 27, 2005 are considered “non-GAAP financial measures” under applicable SEC rules because they are adjusted to exclude certain one-time charges in fiscal 2007 and 2006 and to include stock-based compensation expense in fiscal 2005, which are not included in the directly comparable measures calculated in accordance with GAAP. These non-GAAP financial measures are not a substitute for the reported GAAP measures. The adjustments for these one-time charges and adjustment for stock-based compensation expense had the following effect on reported amounts (in thousands, except earnings per share):

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
	(pro-forma)
GAAP Net income	$57,456	$58,849	$52,183
Plus: Cash fund and Crispani one-time charges, net of tax	1,090	—	—
Plus: Paradise one-time charge, net of tax	—	1,072	—
Less: Stock-based compensation expense included in footnote, net of tax	—	—	(4,115)

Non-GAAP Net income	$58,546	$59,921	$48,068

GAAP diluted earnings per share	$1.79	$1.84	$1.65
Plus: Cash fund and Crispani one-time charges, net of tax	0.03	—	—
Plus: Paradise one-time charge, net of tax	—	0.03	—
Less: Stock-based compensation expense included in footnote, net of tax	—	—	(0.13)

Non-GAAP diluted earnings per share	$1.82	$1.87	$1.52

Shares used in diluted earnings per share calculation	32,178	32,044	31,651
Results of Operations
Fiscal Year 2007 Compared to Fiscal Year 2006
Revenues
Total revenues for the fiscal year ended December 25, 2007 increased 28.7 percent to $1,066.7 million compared to $829.0 million for the fiscal year ended December 26, 2006. The growth in total revenue for the fiscal year ended December 25, 2007 compared to the prior year is primarily due to the opening of 169 new bakery-cafes system-wide in 2007, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the fiscal year ended December 25, 2007 of 1.6 percent.
The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
System-wide average weekly sales	$38,668	$39,150	-1.2%
Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales is generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
Bakery-cafe sales for the fiscal year ended December 25, 2007 increased 34.3 percent to $894.9 million compared to $666.1 million for the fiscal year ended December 26, 2006. The increase in bakery-cafe sales for the fiscal year ended December 25, 2007 compared to the prior fiscal year is primarily due to the impact of a full year’s operations of the 70 Company-owned bakery-cafes opened in 2006, the opening of 89 new Company-owned bakery-cafes, the acquisition of 36 bakery-cafes from franchisees in 2007, and to a lesser extent the 1.9 percent increase in comparable Company-owned bakery-cafe sales for the fiscal year ended December 25, 2007. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.5 percentage points to 83.9 percent for the fiscal year ended December 25, 2007 as compared to 80.4 percent in the prior fiscal year. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 4.8 percent and 95.2 percent, respectively, of the $228.8 million increase in sales from the prior fiscal year. In addition, average weekly sales for Company-owned bakery-cafes for the fiscal year ended December 25, 2007 decreased as compared to the prior year primarily due to the growth of bakery-cafes opened three years or fewer as a percentage of total bakery-cafes opened, which experience a slower initial ramp-up of average weekly sales; due to lower average weekly sales for bakery-cafes opened in 2007, which averaged $33,835 for fiscal year 2007 driven by the greater concentration of Company-owned bakery-cafe openings in immature markets; and due to lower year-over-year sales price increases in our Company-owned bakery-cafes in 2007 as compared to 2006. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
Company-owned average weekly sales	$37,548	$37,833	-0.8%
Company-owned number of operating weeks	23,834	17,607	35.4%

Franchise royalties and fees for the fiscal year ended December 25, 2007 increased 9.3 percent to $67.2 million compared to $61.5 million for the fiscal year ended December 26, 2006. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 25, 2007	December 26, 2006
Franchise royalties	$64,581	$58,686
Franchise fees	2,607	2,845

Total	$67,188	$61,531

The increase in royalty revenue for the fiscal year ended December 25, 2007 compared to the prior fiscal year can be attributed to the impact of a full year’s operations of the 85 franchise-operated bakery-cafes opened in 2006, the opening of 80 franchise-operated bakery-cafes and to a lesser extent the purchase of one bakery-cafe from the Company in 2007 and the 1.5 percent increase in comparable franchise-operated bakery-cafe sales for the fiscal year ended December 25, 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially offset by the sale of 36 bakery-cafes by franchisees to the Company in fiscal year 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 12.3 percent and 87.7 percent, respectively, of the $131.0 million increase in sales from the prior fiscal year. Further, our franchise royalties have been negatively impacted by this trend of decreasing average weekly sales experienced in fiscal 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
Franchisee average weekly sales	$39,433	$39,894	-1.2%
Franchisee number of operating weeks	34,905	31,220	11.8%
As of December 25, 2007, there were 698 franchise-operated bakery-cafes open and commitments to open 303 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In 2008, we expect our area developers to open approximately 60 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
Fresh dough sales to franchisees for the fiscal year ended December 25, 2007 increased 3.3 percent to $104.6 million compared to $101.3 million for the fiscal year ended December 26, 2006. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened and the purchase of one bakery-cafe from the Company since the prior fiscal year, partially offset by lower overall dough sales resulting from a shift in bakery-cafe menu mix away from the bread and bagels we self-manufacture in our fresh dough facilities.

Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products was $277.7 million, or 31.0 percent of bakery-cafe sales, for the fiscal year ended December 25, 2007, compared to $197.2 million or 29.6 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006. This increase in the cost of food and paper products as a percentage of bakery-cafe sales between the 2007 and 2006 fiscal years was primarily due to commodity pressures from items such as wheat, dairy, gasoline and proteins, coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same fiscal years; a shift in consumer demand to products involving higher ingredient costs; and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. For the fiscal year ended December 25, 2007, there was an average of 55.8 bakery-cafes per fresh dough facility compared to an average of 50.7 for the prior fiscal year.
Labor expense was $286.2 million, or 32.0 percent of bakery-cafe sales, for the fiscal year ended December 25, 2007 compared to $205.0 million, or 30.8 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006. The labor expense as a percentage of bakery-cafe sales increased between the 2007 and 2006 fiscal years primarily as a result of the additional labor required in our bakery-cafes in support of our evening daypart initiative launched in the third quarter of fiscal year 2006, higher bakery-cafe labor in conjunction with the roll-out of certain operational improvement initiatives focusing on our lunch daypart, and general inflationary cost pressures, which outpaced the increase in sales prices over the same fiscal years.
Occupancy cost was $70.4 million, or 7.9 percent of bakery-cafe sales, for the fiscal year ended December 25, 2007 compared to $48.6 million, or 7.3 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006. The increase in occupancy cost as a percentage of bakery-cafe sales between the 2007 and 2006 fiscal years was primarily due to higher average per square foot costs in newer markets outpacing the growth in sales in 2007.
Other operating expenses of $121.3 million, or 13.6 percent of bakery-cafe sales, for the fiscal year ended December 25, 2007 remained consistent with the fiscal year ended December 26, 2006 of $92.2 million, or 13.8 percent of bakery-cafe sales.
Fresh dough facility cost of sales to franchisees was $86.6 million, or 82.8 percent of fresh dough facility sales to franchisees, for the fiscal year ended December 25, 2007, compared to $85.6 million, or 84.5 percent of fresh dough facility sales to franchisees, for the fiscal year ended December 26, 2006. The decrease in the fresh dough facility cost of sales rate for fiscal year 2007 compared to fiscal year 2006 was primarily due to improved operating efficiencies in the fresh dough facilities as average bakery-cafes served per fresh dough facility has continued to increase in 2007 as compared to 2006, partially offset by modestly unfavorable input costs.
General and administrative expenses was $69.0 million, or 6.5 percent of total revenue, for the fiscal year ended December 25, 2007 and $59.3 million, or 7.2 percent of total revenue, for the fiscal year ended December 26, 2006. The decrease in the general and administrative expenses rate between the 2007 and 2006 fiscal years were primarily due to disciplined expense management, leverage from sales growth, and lower incentive bonus expense as a result of weaker corporate performance. Partially offsetting the decrease in the general and administrative expenses rate between the 2007 and 2006 fiscal years were a $0.8 million charge incurred in the fourth quarter of 2007 for purchase commitments and equipment related to our Crispani® hand-crafted pizza product that Panera will no longer utilize as a result of the decision to discontinue this product in the majority of our markets beginning in early 2008.
Other Income and Expense
Other income and expense for the fiscal year ended December 25, 2007 decreased to $0.3 million of expense, or less than 0.1 percent of total revenue, from $2.0 million of income, or 0.2 percent of total revenue, for the fiscal year ended December 26, 2006. The decrease in other income and expense for fiscal year 2007 compared to fiscal year 2006 was primarily from lower interest income in 2007 resulting from lower cash and investments on-hand in 2007; a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition; a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower that the current market royalty rates; and a charge of approximately $1.0 million in the fourth quarter of 2007 relating to an unrealized loss on our investment in the Columbia Strategic Cash Portfolio, or the Columbia Portfolio, as a result of adverse market conditions that unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio. Partially offsetting these items was a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. See Note 3 to the accompanying consolidated financial statements for further information with respect to the acquisition charges and gain on sale of the bakery-cafe and Note 4 for further discussion regarding the Columbia Portfolio. Other income and expense in fiscal year 2006 primarily included interest income and $1.5 million of charges associated with the Paradise acquisition.

Income Taxes
The provision for income taxes decreased to $31.4 million for the fiscal year ended December 25, 2007 compared to $33.8 million for the fiscal year ended December 26, 2006. The tax provision for the 2007 and 2006 fiscal years reflected a combined federal, state, and local effective tax rate of 35.4 percent and 36.5 percent, respectively. The tax provision for the fiscal year ended December 25, 2007 included $0.9 million of charges related to unfavorable FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, tax adjustments primarily for certain state tax law changes; a $1.5 million tax benefit reflecting the expiration of the statute of limitations on the recovery of certain previously deducted expenses; and a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized. Additionally, we adopted the provisions of FIN No. 48 effective December 27, 2006. As a result of the implementation of FIN No. 48, we increased our existing reserves for uncertain tax positions by $1.2 million in the first quarter of 2007, largely related to state income tax matters. Of this amount, $0.4 million was recorded as deferred tax assets relating to the estimated federal tax benefits and $0.8 million was recorded as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note 13 to the accompanying consolidated financial statements for further information with respect to the adoption of FIN No. 48.
Fiscal Year 2006 Compared to Fiscal Year 2005
Revenues
Total revenues for the fiscal year ended December 26, 2006 increased 29.5 percent to $829.0 million compared to $640.3 million for the fiscal year ended December 27, 2005. The growth in total revenue for the fiscal year ended December 26, 2006 compared to the prior fiscal year was primarily due to the opening of 155 new bakery-cafes system-wide in 2006 and the increases in system-wide comparable bakery-cafe sale for the fiscal year ended December 26, 2006 of 4.1 percent.
The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the fiscal year ended		Percentage
	December 26, 2006	December 27, 2005	Change
System-wide average weekly sales	$39,150	$38,318	2.2%
Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales is generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable store base.
As described above, we had an additional three days in the first quarter of 2006 as compared to the first quarter of 2005 as a result of changing our fiscal week in 2005 to end on Tuesday rather than Saturday. Average weekly sales and comparable bakery-cafe sales exclude these three additional days in the first quarter of 2005 for comparative purposes.
Bakery-cafe sales for the fiscal year ended December 26, 2006 increased 33.4 percent to $666.1 million compared to $499.4 million for the fiscal year ended December 27, 2005. Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.4 percentage points for the fiscal year ended December 26, 2006 compared to the fiscal year ended December 27, 2005, primarily as a result of the increase in the number of Company-owned bakery-cafe openings. The increase in bakery-cafe sales was primarily due to the impact of a full year’s operations of the 66 Company-owned bakery-cafes opened in 2005, the opening of 70 Company-owned bakery-cafes in 2006, and the 3.9 percent increase in comparable bakery-cafe sales for the fiscal year ended December 26, 2006. Bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 10.1 percent and 89.9 percent, respectively, of the $166.7 million increase in sales from 2005. In addition, average weekly sales for Company-owned bakery-cafes for the fiscal year ended December 26, 2006 increased as compared to the same period in 2005 primarily as a result of initiatives to increase our evening daypart transactions in 2006 as compared to 2005 and as a result of greater year-over-year sales price increases in 2006 as compared to 2005. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the fiscal year ended		Percentage
	December 26, 2006	December 27, 2005	Change
Company-owned average weekly sales	$37,833	$37,348	1.3%
Company-owned number of operating weeks	17,607	13,280	32.6%

Franchise royalties and fees for the fiscal year ended December 26, 2006 increased 13.3 percent to $61.5 million compared to $54.3 million for the fiscal year ended December 27, 2005. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the fical year ended
	December 26, 2006	December 27, 2005
Franchise royalties	$58,686	$51,539
Franchise fees	2,845	2,770

Total	$61,531	$54,309

The increase in royalty revenue for the fiscal year ended December 26, 2006 compared to the prior fiscal year can be attributed to the impact of a full year’s operations of the 73 franchise-operated bakery-cafes opened in 2005, the opening of 85 franchise-operated bakery-cafes in 2006, and the 4.1 percent increase in comparable franchise-operated bakery-cafe sales for the fiscal year ended December 26, 2006. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 25.8 percent and 74.2 percent, respectively, of the $156.2 million increase in sales from fiscal year 2005. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the fiscal year ended		Percentage
	December 26, 2006	December 27, 2005	Change
Franchisee average weekly sales	$39,894	$38,777	2.9%
Franchisee number of operating weeks	31,220	28,090	11.1%
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
Fresh dough sales to franchisees for the fiscal year ended December 26, 2006 increased 17.1 percent to $101.3 million compared to $86.5 million for the fiscal year ended December 27, 2005. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products was $197.2 million, or 29.6 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $142.7 million, or 28.6 percent of bakery-cafe sales, for the fiscal year ended December 27, 2005. This increase in the cost of food and paper products as a percentage of bakery-cafe sales in fiscal year 2006 as compared to fiscal year 2005 was primarily due to higher food costs incurred in support of our evening daypart initiative, predominantly related to sampling of our Crispani® hand-crafted pizzas, increased paper costs related to our Via Panera® catering business, higher costs from increased credit card transactions as a percentage of overall transactions, and higher cost and mix impact of antibiotic free chicken, all of which was partially offset by improved leveraging of fresh dough manufacturing costs we achieved as more bakery-cafes were opened. For the fiscal year ended December 26, 2006, there was an average of 50.7 bakery-cafes per fresh dough facility compared to an average of 48.0 for the fiscal year ended December 27, 2005.
Labor expense was $205.0 million, or 30.8 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $151.5 million, or 30.3 percent of bakery-cafe sales, for the fiscal year ended December 27, 2005. The labor expense as a percentage of bakery-cafe sales increased in fiscal year 2006 as compared to fiscal year 2005 primarily as a result of higher bakery-cafe labor costs incurred in support of our evening daypart initiative, partially offset by leveraging these costs over higher sales volumes.
Occupancy cost was $48.6 million, or 7.3 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $35.6 million, or 7.1 percent of bakery-cafe sales, for the fiscal year ended December 27, 2005. The increase in occupancy cost as a percentage of bakery-cafe sales in fiscal year 2006 compared to fiscal year 2005 was primarily due to higher occupancy costs in certain geographical regions outpacing sales growth related to new bakery-cafe openings.
Other operating expenses were $92.2 million, or 13.8 percent of bakery-cafe sales, for the fiscal year ended December 26, 2006 compared to $70.0 million, or 14.0 percent of bakery-cafe sales, for the fiscal year ended December 27, 2005. The decrease in other operating expenses as a percentage of bakery-cafe sales in fiscal year 2006 compared to fiscal year 2005 was primarily due to the leveraging of other operating costs over higher sales volumes, partially offset by increased local marketing expenses incurred in support of our evening daypart initiative.
Fresh dough facility cost of sales to franchisees was $85.6 million, or 84.5 percent of fresh dough facility sales to franchisees for the fiscal year ended December 26, 2006, compared to $75.0 million, or 86.7 percent of fresh dough facility sales to franchisees, for the fiscal year ended December 27, 2005. The decrease in the fresh dough facility cost of sales rate in fiscal year 2006 compared to fiscal year 2005 was primarily due to lower ingredient costs and improved leveraging of fresh dough manufacturing costs.
General and administrative expenses were $59.3 million, or 7.2 percent of total revenue for the fiscal year ended December 26, 2006, and $46.3 million, or 7.2 percent of total revenue, for the fiscal year ended December 27, 2005. The increase in the general and administrative expense in fiscal year 2006 compared to fiscal year 2005 was primarily due to an increase in stock-based compensation costs of $7.4 million primarily related to the adoption of SFAS No. 123R, increased marketing expenses related to our evening daypart initiative, and higher legal costs related to litigation that was favorably resolved in the third quarter, partially offset by the leveraging of these costs over higher sales volumes and lower incentive bonus expense as a result of weaker corporate performance.
Other Income and Expense
Other income and expense for the fiscal year ended December 26, 2006 increased to $2.0 million of income, or 0.2 percent of total revenue, from $1.1 million of income, or 0.2 percent of total revenue, for the fiscal year ended December 27, 2005. The increase in other income and expense in fiscal year 2006 compared to fiscal year 2005 results primarily from increased interest income in 2006 resulting from higher interest rates, partially offset by $1.5 million of charges associated with the Paradise acquisition. See Note 3 of our consolidated financial statements for further information with respect to the charges associated with the Paradise acquisition.
Income Taxes
The provision for income taxes increased to $33.8 million for the fiscal year ended December 26, 2006 compared to $30.0 million for the fiscal year ended December 27, 2005. The provision for income taxes for the fiscal years ended December 26, 2006 and December 27, 2005 reflected a consistent combined federal, state, and local effective tax rate of 36.5 percent.

Liquidity and Capital Resources
Cash and cash equivalents were $68.2 million at December 25, 2007, compared with $52.1 million at December 26, 2006. Our primary source of liquidity is cash provided by operations, although we also borrowed under a new credit facility in the fourth quarter of 2007 primarily to finance our share repurchase program. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes, for developing, remodeling and maintaining fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure. In fiscal 2007, we also used our capital resources to repurchase shares of our common stock and to purchase a 51 percent ownership interest in Paradise Bakery & Café on February 1, 2007. See Note 3 to the accompanying consolidated financial statements for information relating to the Paradise acquisition and the acquisitions of franchise-operated bakery-cafes on February 28, 2007 and June 21, 2007. See Notes 10 and 11 to the accompanying consolidated financial statements for further information on our credit facility and our share repurchase program, respectively.
We had net working capital of $24.4 million at December 25, 2007 and $18.0 million at December 26, 2006. The increase in working capital from December 26, 2006 to December 25, 2007 resulted primarily from an increase in cash and cash equivalents of $16.1 million, an increase in trade and other accounts receivable of $5.9 million, and an increase in deferred income taxes of $3.4 million, partially offset by an increase in accrued expenses of $17.3 million.
A summary of our cash flows, for the periods indicated, is as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 25, 2007	December 26, 2006	December 27, 2005
Operating activities	$154,014	$104,895	$110,628
Investing activities	$(197,262)	$(90,917)	$(129,640)
Financing activities	$59,393	$13,668	$13,824
Operating Activities
Funds provided by operating activities for the fiscal year ended December 25, 2007 primarily resulted from net income, depreciation and amortization, a decrease in prepaid expenses and deferred rent and non-acquisition accrued expenses, partially offset by an increase in trade and other receivables and deferred income taxes. Funds provided by operating activities for the fiscal year ended December 26, 2006 primarily resulted from net income, depreciation and amortization, stock based compensation expense and a decrease in non-acquisition accrued expenses, partially offset by an increase in prepaid expenses. Funds provided by operating activities for the fiscal year ended December 27, 2005 primarily resulted from net income, depreciation and amortization, the tax benefit from exercise of stock options and a decrease in non-acquisition accrued expenses, partially offset by an increase in trade and other receivables.
Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following:

	For the fiscal year ended
(in thousands)	December 25, 2007	December 26, 2006	December 27, 2005
New bakery-cafe and fresh dough facilities	$92,864	$78,652	$61,804
Bakery-cafe and fresh dough facility improvements	27,617	25,775	15,854
Other capital needs	3,652	4,869	4,398

Total	$124,133	$109,296	$82,056

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal year 2008 of approximately $90 million to $110 million, which consists of the following: $55 million to $65 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings, $20 million to $25 million related to the remodeling of existing bakery-cafes, $5 million to $8 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities, and $10 million to $12 million of other capital needs including on our concept, information technology, and infrastructure.

We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.0 million. Our 2008 projection of capital expenditures for new Company-owned bakery-cafes reflects our decision to reduce our 2008 bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the trajectory of our return on invested capital improves, we will once again consider expanding development as appropriate.
We used $71.0 million of cash flows for acquisitions, net of cash acquired, in fiscal year 2007, $9.1 million in fiscal year 2006, and $28.3 million in fiscal year 2005. In fiscal year 2007, we acquired 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary, and 36 bakery-cafes, as well as two bakery-cafes still under construction, from franchisees. We also made required payments of a portion of the remaining acquisition purchase price for three of our acquisitions in fiscal year 2007. As of December 25, 2007, we had a total of $2.5 million of accrued purchase price affiliated with acquisitions completed in fiscal years 2006 and 2007, which is anticipated to be paid within the next twelve months. In the prior years, we acquired significantly fewer bakery-cafes, which included 13 bakery-cafes, as well as one bakery-cafe still under construction, in fiscal year 2006, and 21 bakery-cafes, as well as one bakery-cafe still under construction, in fiscal year 2005. See Note 3 to the accompanying consolidated financial statements for further information with respect to our acquisition activity in fiscal years 2007, 2006 and 2005.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund sold as an alternative to traditional money-market funds, and we appropriately classified the amounts as trading securities in Cash and Cash Equivalents in the Consolidated Balance Sheets as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. At such time, we reclassified the $26.5 million of units in the Columbia Portfolio to short-term investments from cash and cash equivalents in our Consolidated Balance Sheets, and as an outflow from investing activities in our Consolidated Statements of Cash Flows. Additionally, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.960 per unit as of December 25, 2007. Accordingly, we recognized an unrealized loss on the Columbia Portfolio units of $1.0 million in the fiscal year ended December 25, 2007 and included the loss in net cash provided by operating activities. As of December 25, 2007, we have received $2.4 million of cash redemptions subsequent to the withdrawal restriction, which we classified as investment maturity proceeds provided by investing activities, and recognized $0.03 million of realized losses. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the our investments. To the extent we determine there is a further decline in fair value, we may recognize additional unrecognized losses in future periods up to the aggregate amount of these investments. Subsequent to our December 25, 2007 fiscal year-end and through February 22, 2008, the date of our fiscal year 2007 Form 10-K filing, we have received additional cash redemptions of $8.0 million at approximately $0.986 per unit. We believe cash redemptions of the remaining units of the Columbia Portfolio, as included in our accompanying consolidated financial statements at December 25, 2007, will be received within the next twelve months based on the redemptions received to-date; however, no commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio.
During fiscal year 2007, the $20.0 million of investments in government securities outstanding as of December 26, 2006 matured or were called by the issuer and we did not purchase any additional investments in government securities. During fiscal year 2006, we purchased $30.6 million of investments in government securities and $57.2 million of investments in government securities matured or were called by the issuer. During fiscal year 2005, we purchased $20.0 million of investments in government securities and $2.0 million of these investments in government securities matured or were called by the issuer. We recognized interest income on investments in government securities of $0.2 million during fiscal year 2007, $1.8 million during fiscal year 2006 and $1.3 million during fiscal year 2005. This interest income includes premium amortization of $0.03 million in fiscal year 2007, discount amortization of $0.3 million in fiscal year 2006, and premium amortization of $0.1 million in fiscal year 2005, and is classified in other (income) expense, net in our Consolidated Statements of Operations. Our investments in government securities were classified as Short-Term Investments in our Consolidated Balance Sheets as of December 26, 2006 and December 27, 2005 based upon their stated maturity dates.

Financing Activities
Financing activities for the fiscal year ended December 25, 2007 included $75.0 million from borrowings under a credit facility, $6.6 million from the exercise of stock options, $3.7 million from the tax benefit from exercise of stock options, $1.8 million from the issuance of common stock under employee benefit plans, $27.5 million used to repurchase common stock and $0.2 million used for debt issuance costs. Financing activities in the fiscal year ended December 26, 2006 included $7.7 million from the exercise of stock options, $4.3 million from the tax benefit from exercise of stock options, and $1.6 million from the issuance of common stock under employee benefit plans. The financing activities for the fiscal year ended December 27, 2005 primarily included $12.6 million from the exercise of stock options and $1.2 million from the issuance of common stock under employee benefit plans.
On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which are subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated on December 12, 2007 and no shares were purchased under that program. However, shares of Class A common stock were subsequently repurchased under the Rule 10b5-1 plan. See Note 11 to the accompanying consolidated financial statements for further information with respect to our share repurchase programs.
Also on November 27, 2007, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and Banc of America Securities LLC. The credit agreement provides for a $75.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50%) or (2) LIBOR plus an Applicable Rate, ranging from 0.50 percent to 1.50 percent, based on the Company’s Consolidated Leverage Ratio, as each term is defined in the Credit Agreement. The credit agreement allows us on a one-time basis prior to February 29, 2008 to request that the credit facility be increased to up to $250.0 million or such greater amount as may be mutually agreed by us and the administrative agent. In such an event, Banc of America Securities LLC will use its best efforts to form a syndicate of acceptable lenders to increase the credit facility as requested. The credit agreement also allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $200.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us, Bank of America and existing lenders. The credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on November 27, 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the credit agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions, and to finance our share repurchase program. See Note 10 to the accompanying consolidated financial statements for further information with respect to the credit facility.
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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the accompanying consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 26, 2006.
Revenue Recognition
We recognize revenue from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenue from fresh dough sales to franchisees is also recorded upon delivery of fresh dough to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. Further, franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement, or ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Royalties are generally paid weekly based on a percentage of sales specified in each ADA (generally 4 percent to 5 percent of sales). Royalties are recognized as revenue when they are earned.
Valuation of Goodwill
We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. At December 25, 2007 and December 26, 2006, our goodwill balance was $87.1 million and $57.2 million, respectively. Annually, and whenever an event or circumstance indicates it is more likely than not our goodwill has been impaired, management assesses the carrying value of our recorded goodwill. We perform our annual impairment assessment on the first day of the fourth quarter of each year by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. In performing this analysis, management considers such factors as current results, trends, future prospects and other economic factors. As of December 25, 2007, the Company determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.5 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 25, 2007, we believe we have provided adequate reserves for our self-insurance exposure. As of December 25, 2007 and December 26, 2006, self-insurance reserves were $8.9 million and $7.4 million, respectively, and were included in accrued expenses in the accompanying Consolidated Balance Sheets.
Income Taxes
The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective December 27, 2006, we adopted FIN No. 48 and have applied it to all income tax positions commencing from that date. The cumulative effect of applying the provisions of FIN No. 48 was recorded as an adjustment to reduce the fiscal 2007 opening balance of retained earnings in the Consolidated Balance Sheets as of December 27, 2006. We classify estimated interest and penalties related to the underpayment of income taxes as a component of income tax expense in the Consolidated Statements of Operations.
Prior to fiscal year 2007, we determined our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.
Lease Obligations
We recognize rent expense on a straight-line basis over the reasonably assured lease period. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction and other rent holidays in our straight-line rent expense. In addition, we record landlord allowances for non-structural tenant improvements as deferred rent, which is included in accrued expenses or deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term.
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
Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amount of stock-based compensation expense recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the date we adopted SFAS No. 123R.
Stock-based compensation expense recognized during the fiscal year ended December 25, 2007 totaled approximately $3.9 million related to stock options, $2.1 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense recognized during the fiscal year ended December 26, 2006 totaled approximately $5.9 million related to stock options, $1.4 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense was included in general and administrative expenses in the Consolidated Statements of Operations.
Prior to the effective date of SFAS No. 123R, we applied APB No. 25, and related interpretations, for our stock option grants. APB No. 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

Contractual Obligations and Other Commitments
In addition to our capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks and administrative offices; purchase obligations primarily for certain commodities; long-term debt; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Additionally, in November 2007, we entered into an agreement for a five-year credit facility of $75.0 million. The new credit facility was used to fund the share repurchases and for general purposes, and is due November 27, 2012. We expect cash expenditures under these lease obligations, purchase obligations, long-term debt, and uncertain tax positions to be as follows for the fiscal periods presented:

	Payments due by period as of December 25, 2007 (in thousands)
	Total	In 2008	2009-2010	2011-2012	After 2012
Operating Leases (1)	$917,593	$73,438	$147,132	$146,055	$550,968
Purchase Obligations (2)	42,482	30,611	9,996	1,875	—
Long-term Debt (3)	75,000	—	—	75,000	—
Uncertain Tax Positions (4)	2,681	1,636	724	321	—

Total	$1,037,756	$105,685	$157,852	$223,251	$550,968

(1)	See Note 12 to the accompanying consolidated financial statements for further information.

(2)	Relates to certain commodity and service agreements where we are committed at December 25, 2007 to purchase a fixed quantity over a contracted time period.

(3)	Long-term debt consists of amounts owed on the credit facility entered into in the fourth quarter of 2007. See Note 10 to the accompanying consolidated financial statements for further information.

(4)	See Note 13 to the accompanying consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
We are the prime tenant for operating leases of 15 franchisee locations and a guarantor for operating leases of 15 locations of our former Au Bon Pain Division, or its franchisees. The leases have terms expiring on various dates from January 2008 to December 2022 and have a potential amount of future rental payments of approximately $20.0 million. The obligation from these leases will continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of December 25, 2007 and December 26, 2006, as we do not believe it is probable we would be required to perform under any guarantees at those dates. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases. Potential future commitments as of December 25, 2007, for the fiscal periods presented, consist of (in thousands):

	Total	In 2008	2009-2010	2011-2012	After 2012
Subleases and Lease Guarantees (1)	$19,961	$4,594	$5,905	$3,521	$5,941

(1)	Represents aggregate minimum requirement — see Note 12 to the accompanying consolidated financial statements for further information.
Our 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of rental payments of approximately $3.2 million at December 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN No. 45 as of December 25, 2007 or December 26, 2006, as we do not believe it is probable Paradise would be required to perform under any guarantees at those dates. Also, we have not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases. Potential future commitments as of December 25, 2007, for the fiscal periods presented, consist of (in thousands):

	Total	In 2008	2009-2010	2011-2012	After 2012
Lease Guarantees (1)	$3,170	$876	$1,596	$552	$146

(1)	Represents aggregate minimum requirement — see Note 12 to the accompanying consolidated financial statements for further information.

We have Confidential and Proprietary Information and Non-Competition Agreements (“Agreements”) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 25, 2007, the total amount potentially owed employees under these Agreements was approximately $9.1 million.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have been able to recover inflationary cost and commodity price increases, including, among other things, gasoline, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the volatility recently experienced in certain commodity markets, such as those for wheat, which has experienced a significant increase in prices, is expected to have an adverse effect on us in fiscal 2008. The extent of the impact will depend on our ability and timing to increase food prices.
A majority of our associates are paid hourly rates related to federal and state minimum wage laws. Although we have and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in our prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, we have not experienced to date a significant reduction in bakery-cafe profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact, if any, that SFAS No. 157 may have on our future consolidated financial statements.
In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP beginning December 31, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements. Currently, only our 51 percent interest in Paradise would be impacted.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our commodity risk in several ways. On occasion, we have entered into swap agreements to manage our fluctuating butter prices. All derivative instruments are entered into for other than trading purposes. As of December 25, 2007, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour and coffee, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $75.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50%) or (2) LIBOR. Our borrowings were from a $75.0 million LIBOR rate loan outstanding under our credit facility at December 25, 2007. A hypothetical one-point interest rate change on the outstanding balance of our borrowings at December 25, 2007 would have approximately $0.08 million pre-tax impact on our results of operations.
We intend to expand our operations into Canadian markets in 2008, primarily through franchise agreements. As of December 25, 2007, we had no foreign exchange rate fluctuation risk.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 25, 2007 and December 26, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Paradise Bakery & Café, Inc. from its assessment of internal control over financial reporting as of December 25, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Paradise Bakery & Café, Inc. from our audit of internal control over financial reporting. Paradise Bakery & Café, Inc. is a majority-owned consolidated subsidiary whose total assets and total revenues represent 5.6% and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2007.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, MO
February 22, 2008

PANERA BREAD COMPANY CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share information)

	December 25, 2007	December 26, 2006

ASSETS
Current assets:
Cash and cash equivalents	$68,242	$52,097
Short-term investments	23,198	20,025
Trade accounts receivable, net	25,152	19,041
Other accounts receivable	11,640	11,878
Inventories	11,394	8,714
Prepaid expenses	5,299	12,036
Deferred income taxes	7,199	3,827

Total current assets	152,124	127,618
Property and equipment, net	429,992	345,977
Other assets:
Goodwill	87,092	57,192
Other intangible assets, net	21,827	6,604
Deposits and other	7,717	5,218

Total other assets	116,636	69,014

Total assets	$698,752	$542,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,326	$5,800
Accrued expenses	120,047	102,718
Deferred revenue	1,393	1,092

Total current liabilities	127,766	109,610
Long-term debt	75,000	—
Deferred rent	33,569	27,684
Other long-term liabilities	14,238	7,649

Total liabilities	250,573	144,943
Commitments and contingencies (Note 12)
Minority interest	2,015	—
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,213,869 issued and 30,098,275 outstanding in 2007; and 30,453,157 issued and 30,344,157 outstanding in 2006	3	3
Class B, 10,000,000 shares authorized; 1,398,588 issued and outstanding in 2007 and 1,400,031 in 2006	—	—
Treasury stock, carried at cost	(1,188)	(900)
Additional paid-in capital	168,386	176,241
Retained earnings	278,963	222,322

Total stockholders’ equity	446,164	397,666

Total liabilities and stockholders’ equity	$698,752	$542,609

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Revenues:
Bakery-cafe sales	$894,902	$666,141	$499,422
Franchise royalties and fees	67,188	61,531	54,309
Fresh dough sales to franchisees	104,601	101,299	86,544

Total revenue	1,066,691	828,971	640,275
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	277,715	197,182	142,675
Labor	286,238	204,956	151,524
Occupancy	70,398	48,602	35,558
Other operating expenses	121,325	92,176	70,003

Total bakery-cafe expenses	755,676	542,916	399,760
Fresh dough cost of sales to franchisees	86,579	85,618	75,036
Depreciation and amortization	57,903	44,166	33,011
General and administrative expenses	68,966	59,306	46,301
Pre-opening expenses	8,289	6,173	5,072

Total costs and expenses	977,413	738,179	559,180

Operating profit	89,278	90,792	81,095
Interest expense	483	92	50
Other (income) expense, net	333	(1,976)	(1,133)

Income before minority interest and income taxes	88,462	92,676	82,178
Loss allocable to minority interest	(428)	—	—

Income before income taxes	88,890	92,676	82,178
Income taxes	31,434	33,827	29,995

Net income	$57,456	$58,849	$52,183

Per share data:
Net income per share:
Basic	$1.81	$1.88	$1.69

Diluted	$1.79	$1.84	$1.65

Weighted average shares of common and common equivalent shares outstanding:
Basic	31,708	31,313	30,871

Diluted	32,178	32,044	31,651

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Cash flows from operations:
Net income	$57,456	$58,849	$52,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,903	44,166	33,011
Loss from short-term investments	967	—	—
Stock-based compensation expense	7,255	8,171	—
Tax benefit from exercise of stock options	(3,731)	(4,346)	9,307
Loss allocable to minority interest	(428)	—	—
Deferred income taxes	(7,276)	(5,065)	(2,249)
Other	725	(222)	803
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	(5,549)	(4,515)	(7,902)
Inventories	(1,798)	(1,156)	(1,686)
Prepaid expenses	6,884	(6,300)	(4,078)
Accounts payable	(815)	1,378	(1,418)
Accrued expenses	32,398	7,629	26,435
Deferred rent	5,885	3,749	3,754
Other long-term liabilities	4,138	2,557	2,468

Net cash provided by operating activities	154,014	104,895	110,628

Cash flows from investing activities:
Additions to property and equipment	(124,133)	(109,296)	(82,056)
Proceeds from sale of assets	1,844	1,883	—
Acquisitions, net of cash acquired	(71,039)	(9,101)	(28,261)
Short-term investments transferred from cash and cash equivalents	(26,526)	—	—
Purchase of investments	—	(30,619)	(20,025)
Investment maturities proceeds	22,361	57,200	2,000
Decrease (increase) in deposits and other	231	(984)	(1,298)

Net cash used in investing activities	(197,262)	(90,917)	(129,640)

Cash flows from financing activities:
Borrowing under credit facility	75,000	—	—
Repurchase of common stock	(27,487)	—	—
Exercise of employee stock options	6,576	7,716	12,632
Tax benefit from exercise of stock options	3,731	4,346	—
Proceeds from issuance of common stock	1,782	1,606	1,192
Capitalized debt issuance costs	(209)	—	—

Net cash provided by financing activities	59,393	13,668	13,824

Net increase (decrease) in cash and cash equivalents	16,145	27,646	(5,188)
Cash and cash equivalents at beginning of period	52,097	24,451	29,639

Cash and cash equivalents at end of period	$68,242	$52,097	$24,451

Supplemental cash flow information:
Cash paid during the year for:
Interest	$165	$—	$—
Income taxes	$28,493	$42,227	$23,161
Noncash investing activities:
Accrued property and equipment purchases	$17,473	$23,396	$15,208
Accrued acquisition purchase price	$2,501	$8,650	$—
The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	For the fiscal year ended
	December 25, 2007		December 26, 2006		December 27, 2005
	Shares	Amount	Shares	Amount	Shares	Amount

Class A common stock, $.0001 par value:
Balance, beginning of year	30,344	$3	29,848	$3	29,021	$3
Exercise of employee stock options	310	—	305	—	657	—
Issuance of common stock	42	—	29	—	27	—
Conversion of Class B to Class A	2	—	1	—	51	—
Issuance of restricted stock (net of forfeitures)	160	—	161	—	92	—
Acquisition of treasury stock	(7)	—	—	—	—	—
Repurchase and retirement of common stock	(753)	—	—	—	—	—

Balance, end of year	30,098	$3	30,344	$3	29,848	$3

Class B common stock, $.0001 par value:
Balance, beginning of year	1,400	$—	1,401	$—	1,452	$—
Conversion of Class B to Class A	(2)	—	(1)	—	(51)	—

Balance, end of year	1,398	$—	1,400	$—	1,401	$—

Treasury stock, at cost:
Balance, beginning of year	109	$(900)	109	$(900)	109	$(900)
Acquisition of treasury stock	7	(288)	—	—	—	—

Balance, end of year	116	$(1,188)	109	$(900)	109	$(900)

Additional paid-in capital:
Balance, beginning of year		$176,241		$154,402		$130,970
Exercise of employee stock options		6,576		7,716		12,632
Issuance of common stock		1,782		1,606		1,192
Stock compensation		7,255		8,171		301
Income tax benefit related to stock option plan		3,731		4,346		9,307
Repurchase and retirement of common stock		(27,199)		—		—

Balance, end of year		$168,386		$176,241		$154,402

Retained earnings:
Balance, beginning of year		$222,322		$163,473		$111,290
Cumulative effect of adjustment resulting from adoption of FIN No. 48, net of tax (Note 2)		(815)		—		—
Net income		57,456		58,849		52,183

Balance, end of year		$278,963		$222,322		$163,473

Total stockholders’ equity		$446,164		$397,666		$316,978

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
Panera Bread Company and its subsidiaries operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 25, 2007, the Company’s retail operations consisted of 532 Company-owned bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including some or all of the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, Crispani® hand-crafted pizza, soups, salads, and cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 40 states. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 25, 2007, the Company’s fresh dough operations, which supply fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 20 Company-owned fresh dough facilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of Panera Bread Company and its subsidiaries (“the Company”) consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. In addition, from and after February 1, 2007, the consolidated financial statements of Panera Bread Company include its majority-owned consolidated subsidiary, Paradise Bakery & Café, Inc. (“Paradise”). All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
In fiscal year 2006, the Company adopted a 52/53 week fiscal year that ends on the last Tuesday in December and included 52 weeks in 2007 and 2006. In 2005, the Company changed its fiscal week to end on Tuesday rather than Saturday, with its fiscal year ending on the last Tuesday in December. As a result, the Company’s 2005 fiscal year ended on December 27, 2005 and consisted of fifty-two and a half weeks rather than the fifty-three week year that would have resulted without the calendar change. The additional days in fiscal 2005 occurred in the first quarter, resulting in the first quarter being sixteen and a half weeks. The additional three days in the first quarter of 2005 did not have a material impact on the Company’s consolidated financial statements.
Use of Estimates
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
Short-term Investments
The Company’s investments consist of trading securities that are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense, net and held-to-maturity securities, that are stated at amortized cost, adjusted for amortization of premiums or discounts to maturity using the effective interest method, which approximated fair value.  Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. At December 25, 2007, all the Company’s short-term investments are considered trading securities. See Note 4 for further information with respect to the Company’s short-term investments.

Trade and Other Accounts Receivable
Trade accounts receivable consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 25, 2007 and December 26, 2006 was $0.07 million and $0.03 million, respectively. Other accounts receivable consists primarily of tenant allowances due from landlords of $8.6 million and $9.4 million at December 25, 2007 and December 26, 2006, respectively.
Inventories
Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost or market, determined under the first-in, first-out method.
Property and Equipment
Property, equipment, and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. Costs incurred in connection with the development of internal-use software are capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over the expected useful life of the asset. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	15-20 years
Machinery and equipment	3-10 years
Furniture and fixtures	2-7 years
External signage	3-6 years
Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes in fiscal 2007, 2006, or 2005.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $21.7 million, $14.4 million, and $11.0 million for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. The Company performs its impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. The Company completed annual impairment tests as of the first day of the fourth quarter of fiscal years 2007, 2006, and 2005, none of which identified any impairment.
Other Intangible Assets
Other intangible assets consist primarily of the fair value of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms, which range from approximately 2 years to 18 years. The fair value of re-acquired territory rights was based on the present value of bakery-cafe cash flow streams. The Company is amortizing the fair value of re-acquired territory rights over the average remaining useful life of 13 years to 20 years. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 25, 2007, no impairment of intangible assets with finite lives has been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. The Company recognized an impairment loss of $0.1 million in fiscal 2007 related to one underperforming Company-owned bakery-cafe in the normal course of business. This loss was recorded in other operating expenses in the accompanying Consolidated Statements of Operations. No impairment of long-lived assets was determined for fiscal 2006 or 2005.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.5 million of individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 25, 2007, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 25, 2007 and December 26, 2006, self-insurance reserves were $8.9 million and $7.4 million, respectively, and were included in accrued expenses in the accompanying Consolidated Balance Sheets. The total amounts expensed for self-insurance were $22.7 million, $19.1 million, and $15.4 million for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively.
Income Taxes
The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective December 27, 2006, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing from that date. The cumulative effect of applying the provisions of FIN No. 48 was recorded as an adjustment to reduce the fiscal 2007 opening balance of retained earnings in the Consolidated Balance Sheets as of December 27, 2006. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the accompanying Consolidated Statements of Operations.
Prior to fiscal 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Capitalization of Certain Development Costs
The Company has elected to account for construction costs in a manner similar to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company includes primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities.  The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
The Company capitalized $10.2 million, $9.1 million, and $7.0 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the accompanying Consolidated Balance Sheets.
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
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.6 million, $2.8 million and $2.8 million for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively. Royalties are generally paid weekly based on the percentage of sales specified in each ADA (generally 4 percent to 5 percent of sales). Royalties are recognized as revenue when they are earned. Royalties were $64.6 million, $58.7 million, and $51.5 million for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s accompanying consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the accompanying Consolidated Balance Sheets. The Company’s contributions to the national advertising fund and marketing administration, as well as its own media costs are recorded as part of other operating expenses in the accompanying Consolidated Statements of Operations. The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The total amounts recorded as advertising expense were $11.6 million, $11.3 million, and $10.3 million for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, respectively.

Pre-Opening Costs
All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses in the accompanying Consolidated Statements of Operations, are expensed when incurred.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases. The reasonably assured lease term on most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term on most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.
The Company records landlord allowances related to non-structural building improvements as deferred rent, which is included in accrued expenses or deferred rent in the accompanying Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized over the reasonably assured lease term as a reduction of rent expense.
Earnings Per Share Data
Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include short-term investments in trading and held-to-maturity securities, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Further, held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums to maturity using the effective interest method, which approximates fair value at December 25, 2007. The Company’s investments in trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense.
Derivative Financial Instruments
The Company periodically enters into swap agreements to manage fluctuating commodity prices. Swap agreements designated at inception as a hedge are accounted for under the deferral method, with gains and losses from hedging activity included in the cost of sales as those inventories are sold or as the anticipated hedge transaction occurs. Swap agreements not designated as effective hedges of firm commitments or anticipated underlying transactions are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales. The Company does not invest in derivative financial instruments for trading purposes. At December 25, 2007 and December 26, 2006, the Company did not have any outstanding derivative financial instruments.
Stock-Based Compensation
The Company maintains several stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest ratably over a four-year period beginning two years from date of grant and have a six-year term. The Company also grants restricted stock with vesting and terms similar to option grants. In addition, the Company offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase the Company’s common stock at 85 percent of market value on the purchase date. This discount is recorded as additional compensation expense.

Effective December 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS No. 123R; therefore results for prior periods have not been restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS No. 123R.
Stock-based compensation expense recognized during the fiscal year ended December 25, 2007 totaled approximately $3.9 million related to stock options, $2.1 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense recognized during the fiscal year ended December 26, 2006 totaled approximately $5.9 million related to stock options, $1.4 million related to restricted stock, and $0.3 million related to stock purchase plan discounts. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. The Company’s pro forma net income and pro forma earnings per share for the fiscal year ended December 27, 2005 had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS No. 123R at the grant date, would have been as follows (in thousands, except per share amounts):

Fiscal year ended
December 27, 2005

Net income, as reported	$52,183
Add:
Total stock-based compensation expense included in reported net income, net of tax	513
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(4,628)

Pro forma net income	$48,068

Net income per share:
Basic, as reported	$1.69
Basic, pro forma	$1.56
Diluted, as reported	$1.65
Diluted, pro forma	$1.52
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN No. 47, Accounting for Conditional Asset Retirement Obligations. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease term.

Recently Issued Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 30, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.
In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its future consolidated financial statements. Currently, only the Company’s 51 percent interest in Paradise would be impacted.
3. Business Combinations
On June 21, 2007, the Company purchased substantially all of the assets of ten bakery-cafes and the area development rights for certain markets in Illinois from its area developer, SLB of Central Illinois, L.L.C., for a purchase price of approximately $16.6 million, net of the $0.4 million contractual settlement charge determined in accordance with Emerging Issues Task Force (“EITF”) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, plus approximately $0.1 million in acquisition costs. Approximately $16.2 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.8 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $5.1 million to property and equipment, $7.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.6 million to liabilities, and $4.9 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.4 million pursuant to EITF Issue 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the accompanying Consolidated Statements of Operations.

On June 21, 2007, the Company also purchased substantially all of the assets of 22 bakery-cafes and the area development rights for certain markets in Minnesota from its area developer, SLB of Minnesota, L.L.C., for a purchase price of approximately $18.3 million, net of the $0.7 million contractual settlement charge determined in accordance with EITF Issue 04-1, plus approximately $0.1 million in acquisition costs. Approximately $18.1 million of the acquisition price was paid with cash on hand at the time of closing with the remaining approximately $0.9 million to be paid with interest within 12 months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $8.7 million to property and equipment, $2.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.3 million to liabilities, and $7.5 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.7 million pursuant to EITF Issue 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the accompanying Consolidated Statements of Operations.
On June 6, 2007, the Company sold substantially all of the assets of one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer, Pride Bakeries, LLC, for a sales price of approximately $1.8 million, resulting in a gain of approximately $0.5 million, which is classified in other (income) expense, net in the accompanying Consolidated Statements of Operations. Pride Bakeries, LLC, has also agreed to develop 12 additional bakery-cafes in certain previously undeveloped Southern California markets.
On February 28, 2007, the Company purchased substantially all of the assets of four bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights for certain markets in California from its area developer, R&S Bread Group, Inc., for a purchase price of approximately $5.1 million plus approximately $0.02 million in acquisition costs. Approximately $4.6 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.3 million plus accrued interest was paid in cash during the third quarter of 2007 with the remaining approximately $0.2 million to be paid with interest within twelve months of the closing date. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $2.7 million to property and equipment, $1.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $1.1 million to goodwill.
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
On October 24, 2006, the Company purchased substantially all of the assets of 12 bakery-cafes, as well as one bakery-cafe still under construction, and the area development rights for certain markets in Iowa, Nebraska and South Dakota from its area developer, Panebraska, L.L.C., for a purchase price of approximately $15.3 million in cash plus approximately $0.1 million in acquisition costs. Approximately $6.9 million of the acquisition price was paid with cash on hand at the time of closing, and the remaining approximately $8.4 million plus accrued interest was paid during fiscal year 2007. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $4.8 million to fixed assets, $3.5 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $6.9 million to goodwill.

On September 27, 2006, the Company purchased from a franchisee substantially all of the assets of one bakery-cafe for a cash purchase price of $2.4 million. Approximately $2.1 million of the acquisition price was paid with cash on hand at the time of closing, and the remaining approximately $0.3 million plus accrued interest was paid during the third quarter of 2007. The Consolidated Statements of Operations include the results of operations of the one bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.6 million to fixed assets, $0.1 million to intangible assets, which represents the fair value of a re-acquired territory right and a favorable lease agreement, and $1.7 million to goodwill.
On November 1, 2005, the Company purchased from a franchisee substantially all of the assets of 21 bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights for certain markets in Indiana for a purchase price of approximately $28.0 million in cash plus the assumption of certain liabilities including those associated with bakery-cafe construction. The acquisition price was paid with cash on hand. The Consolidated Statements of Operations include the results of operations from the bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $11.6 million to fixed assets, $3.1 million to intangible assets, which represents the fair value of re-acquired territory rights, which was in accordance with EITF Issue 04-1 effective for acquisitions in reporting periods beginning after October 13, 2004, and favorable and unfavorable lease agreements, and $13.0 million to goodwill.
Subsequent to the original allocation of purchase price for the aforementioned acquisitions to the various tangible and intangible assets, the Company had approximately $0.2 million of adjustments during fiscal year 2007, which resulted in a net $0.2 million decrease to goodwill in the accompanying Consolidated Balance Sheets. Further, the pro forma impact of the acquisitions on prior periods is not presented, as the impact of the series of individually immaterial business combinations completed during fiscal year 2007 are not material in the aggregate to reported results.
In total, the Company has approximately $2.5 million of accrued purchase price as of December 25, 2007 affiliated with the acquisitions completed in fiscal 2006 and 2007, which is anticipated to be paid within the next twelve months. During the fiscal year ended December 25, 2007, the Company paid approximately $9.6 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There were no accrued purchase price payments made in the fiscal years ended December 26, 2006 or December 27, 2005.
4. Short-term Investments
At December 25, 2007, the Company’s short-term investments consist of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Company has historically invested a portion of its cash balances on hand in this fund; however, in prior periods, the amounts were appropriately classified as trading securities in Cash and Cash Equivalents in the Consolidated Balance Sheets as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. As such, the Company classified the Columbia Portfolio units in short-term investments rather than cash and cash equivalents in the accompanying Consolidated Balance Sheets as of December 25, 2007.
These Columbia Portfolio units are no longer trading and have no readily determinable market value. As a result, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.960 per unit as of December 25, 2007. Accordingly, the Company recognized an unrealized loss on the Columbia Portfolio units of $1.0 million in the fiscal year ended December 25, 2007. Giving effect to these losses, the Company’s investment in the Columbia Portfolio at December 25, 2007 includes an estimated fair value of approximately $23.2 million. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrecognized losses in future periods up to the aggregate amount of these investments. As of December 25, 2007, the Company has received $2.4 million of cash redemptions subsequent to the withdrawal restriction, and recognized $0.03 million of realized losses. Subsequent to the Company’s December 25, 2007 fiscal year end and through February 22, 2008, the date of the Company’s 2007 fiscal year Form 10-K filing, the Company has received additional cash redemptions of $8.0 million at approximately $0.986 per unit. The Company believes cash redemptions of the remaining units of the Columbia Portfolio, as included in the Company’s accompanying consolidated financial statements at December 25, 2007, will be received within the next twelve months based on the redemptions received to-date; however, no commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio.
At December 26, 2006, the Company’s short-term investments consist of treasury notes and government agency securities issued and fully guaranteed by the United States. There were $20.0 million of investments in government securities at December 26, 2006 which were classified as held-to-maturity as the Company had the intent and ability to hold the securities to maturity. During fiscal year 2007, the $20.0 million of the investments in government securities outstanding at December 26, 2006 matured or were called by the issuer and no additional investments in government securities were purchased by the Company. During fiscal year 2006, $30.6 million of investments in government securities were purchased by the Company and $57.2 million of these investments matured or were called by the issuer. During fiscal years 2007, 2006, and 2005, the Company recognized interest income on these investments of $0.2 million, $1.8 million and $1.3 million, respectively, which includes premium amortization of $0.03 million in fiscal year 2007, discount amortization of $0.3 million in fiscal year 2006, and premium amortization of $0.1 million in fiscal year 2005, and is classified in other (income) expense, net in the Consolidated Statements of Operations. The Company’s investments in government securities were classified as Short-Term Investments in the Consolidated Balance Sheets as of December 26, 2006 based upon their stated maturity dates.
5. Inventories
Inventories consist of the following (in thousands):

	December 25,	December 26,
	2007	2006
Food:
Fresh dough facilities:
Raw materials	$2,849	$2,488
Finished goods	421	332
Bakery-cafes:
Raw materials	6,353	4,721
Paper goods	1,635	999
Retail merchandise	136	174

	$11,394	$8,714

6. Property and Equipment
Major classes of property and equipment consist of the following (in thousands):

	December 25,	December 26,
	2007	2006
Leasehold improvements	$318,427	$218,464
Land and land improvements	13	13
Machinery and equipment	205,077	154,442
Furniture and fixtures	53,608	37,189
Signage	15,319	10,525
Smallwares	13,393	9,702
Construction in progress	30,803	74,085

	636,640	504,420
Less: accumulated depreciation	(206,648)	(158,443)

Property and equipment, net	$429,992	$345,977

The Company recorded depreciation expense related to these assets of $57.0 million, $43.9 million, and $33.0 million in fiscal 2007, 2006, and 2005, respectively.
7. Goodwill
The changes in the carrying amount of goodwill at December 25, 2007 and December 26, 2006 are as follows (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance December 27, 2005	$47,812	$—	$728	$48,540
Goodwill arising from acquisitions	8,652	—	—	8,652

Balance December 26, 2006	56,464	—	728	57,192
Goodwill arising from acquisitions	26,999	1,934	967	29,900

Balance December 25, 2007	$83,463	$1,934	$1,695	$87,092

Goodwill accumulated amortization was $7.9 million at December 25, 2007 and December 26, 2006.
8. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	December 25, 2007			December 26, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Trademark	$5,610	$(267)	$5,343	$—	$—	$—
Re-acquired territory rights	14,629	(776)	13,853	6,129	(202)	5,927
Favorable leases	2,798	(167)	2,631	750	(73)	677

Total other intangible assets	$23,037	$(1,210)	$21,827	$6,879	$(275)	$6,604

Amortization expense on these intangible assets for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, was approximately (in thousands): $935, $226, and $46, respectively. Future amortization expense on these intangible assets as of December 25, 2007 was approximately (in thousands): $1,308 in 2008, $1,262 in 2009, $1,236 in 2010, $1,233 in 2011, $1,228 in 2012, and $15,560 thereafter.

9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 25, 2007	December 26, 2006
Unredeemed gift cards	$30,081	$20,768
Compensation and related employment taxes	19,647	18,757
Capital expenditures	17,473	23,396
Share repurchase settlement	11,220	—
Insurance	9,155	7,551
Taxes, other than income tax	1,662	2,638
Advertising	5,367	4,027
Rent	5,251	2,987
Utilities	3,735	2,188
Deferred acquisition purchase price (Note 3)	2,501	8,490
Other	13,955	11,916

	$120,047	$102,718

10. Credit Facility
On November 27, 2007, the Company and certain of its direct and indirect subsidiaries, as guarantors, entered into a $75.0 million secured revolving credit facility agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, as sole lead arranger and sole book manager. The borrowings under the Credit Agreement bear interest, at the Company’s option at the time each loan is made, at either (a) the Base Rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, or (2) the Federal Funds Rate plus 0.50 percent or (b) LIBOR plus an Applicable Rate, ranging from 0.50 percent to 1.50 percent, based on the Company’s Consolidated Leverage Ratio, as each term is defined in the Credit Agreement. The Company also pays commitment fees for the unused portion of the credit facility on a quarterly basis equal to the Applicable Rate for commitment fees times the actual daily unused commitment for that calendar quarter. The Applicable Rate for commitment fees is between 0.10 percent and 0.30 percent based on the Company’s Consolidated Leverage Ratio.
The facility includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the facility also requires that the Company satisfy two financial covenants at the end of each fiscal quarter for the previous four consecutive fiscal quarters: (1) a consolidated leverage ratio less than or equal to 3.25 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. The credit facility, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on November 27, 2012, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement.
The Credit Agreement allows the Company, on a one-time basis prior to February 29, 2008, to request that the credit facility be increased to up to $250 million or such greater amount as may be mutually agreed by the Company and the administrative agent, upon satisfaction of certain requirements. In addition, the Credit Agreement also allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $200 million, subject to the arrangement of additional commitments with financial institutions acceptable to the Company, Bank of America and existing lenders. The Company has not exercised these requests for increases in available borrowings as of December 25, 2007. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and share repurchases to finance the Company’s share repurchase program.
As of December 25, 2007, the Company had a $75.0 million LIBOR rate loan outstanding under the credit facility based on a one-month LIBOR rate of 4.82 percent plus an Applicable Rate of 0.50 percent. The Company incurred an inconsequential amount of commitment fees for the fiscal year ended December 25, 2007. As of December 25, 2007, the Company was in compliance with all covenant requirements in the Credit Agreement. As of December 25, 2007, accrued interest on the Credit Agreement was $0.3 million.
The Company’s $10.0 million unsecured revolving line of credit expired on December 19, 2006 and was not renewed. As of December 26, 2006, the Company had a $0.1 million outstanding letter of credit in support of certain operational activities.

11. Share Repurchase Program
On November 27, 2007, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 (“10b5-1 plan”) under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of up to $75.0 million of the Company’s Class A common stock, both of which are subject to maximum per share purchase prices. The Company is acquiring these shares as part of a $75.0 million share repurchase program approved by the Company’s Board of Directors on November 20, 2007. The Company entered into a credit facility that initially provides for $75.0 million in secured loans to the Company. Proceeds from the credit facility were used to finance the share repurchase program. See Note 10 for further information with respect to the credit facility.
The number of shares to be repurchased under the ASR program was based generally on the volume-weighted average price of the Company’s Class A common stock during the term of the agreement. Purchases under the ASR agreement were subject to collar provisions that would establish minimum and maximum numbers of shares based on the volume-weighted average share price over an initial hedge period and a maximum share purchase price. The minimum and maximum numbers of shares that the Company would repurchase pursuant to the ASR agreement was not known until conclusion of the hedge period, which occurred on December 12, 2007. Because the price of the Company’s Class A common stock during part or all of the hedge period exceeded the maximum share purchase price specified in the ASR agreement, no shares were repurchased under the ASR program. Shares were subsequently repurchased under the 10b5-1 plan. As of December 25, 2007, the Company repurchased a total of 752,930 common shares at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million under the 10b5-1 plan. The timing and amount of any shares repurchased under the Company’s share repurchase program are determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares.
12. Commitments and Contingent Liabilities
Operating Lease Commitments
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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent liabilities, as of December 25, 2007, were as follows (in thousands):

2008	$73,438
2009	73,653
2010	73,479
2011	72,863
2012	73,192
Thereafter	550,968

$917,593

Rental expense under operating leases was approximately $64.4 million, $45.6 million, and $33.0 million in fiscal 2007, 2006, and 2005, respectively, which included contingent (i.e. percentage rent) payments of $1.0 million, $0.8 million, and $0.8 million, respectively.
In accordance with SFAS No. 143, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 25, 2007 and December 26, 2006 was $2.9 million and $2.2 million, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Lease Guarantees
The Company is the prime tenant for operating leases of 15 franchisee locations and a guarantor for operating leases of 15 locations of its former Au Bon Pain division, or its franchisees. These leases have terms expiring on various dates from January 2008 to December 2022 and have a potential amount of future rental payments of approximately $20.0 million as of December 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of December 25, 2007, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. Future commitments as of December 25, 2007 under these leases were as follows (in thousands):

2008	$4,594
2009	3,697
2010	2,208
2011	1,787
2012	1,734
Thereafter	5,941

$19,961

The Company’s 51 percent owned Paradise subsidiary has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and have a potential amount of future rental payments of approximately $3.2 million as of December 25, 2007. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN No. 45 as of December 25, 2007, as the Company does not believe it is probable Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases. Future commitments as of December 25, 2007 under these leases were as follows (in thousands):

2008	$876
2009	884
2010	712
2011	365
2012	187
Thereafter	146

$3,170

Beginning in fiscal 2003, the Company executed Confidential and Proprietary Information and Non-Competition Agreements (“Agreements”) with certain employees. These Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 25, 2007, the total amount potentially owed employees under these Agreements was approximately $9.1 million.
Legal Proceedings
On January 25, 2008, a purported class action lawsuit was filed against the Company and three of its current or former executive officers by the Western Washington Laborers-Employers Pension Trust on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. The lawsuit was filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. The complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under the Securities Exchange Act in connection with its disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and it is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

In addition, the Company is subject to other routine legal proceedings, claims and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
13. Income Taxes
The provision for income taxes attributable to income before income taxes in the Consolidated Statements of Operations is comprised of the following (in thousands):

	December 25,	December 26,	December 27,
	2007	2006	2005
Current:
Federal	$30,438	$34,766	$30,638
State	6,453	4,117	1,616

	36,891	38,883	32,254

Deferred:
Federal	(4,624)	(4,725)	(2,166)
State	(833)	(331)	(93)

	(5,457)	(5,056)	(2,259)

Tax Provision	$31,434	$33,827	$29,995

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes follows:

	Fiscal years ended
	December 25,	December 26,	December 27,
	2007	2006	2005
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit and other	0.4	1.5	1.5

	35.4%	36.5%	36.5%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):

	December 25,	December 26,
	2007	2006

Deferred tax assets:
Accrued expenses	$21,980	$16,239
Stock-based compensation	3,988	2,531
Other	1,292	143

Total deferred tax assets	$27,260	$18,913

Deferred tax liabilities:
Property and equipment	$(6,497)	$(7,554)
Goodwill	(11,584)	(7,080)
Other	—	(365)

Total deferred tax liabilities	$(18,081)	$(14,999)

Net deferred tax asset (liability)	$9,179	$3,914

Net current deferred tax asset	$7,199	$3,827

Net non-current deferred tax asset	$1,980	$87

Effective December 27, 2006, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN No. 48, the Company increased its existing reserves for uncertain tax positions by $1.2 million, principally related to state income tax matters. Of this amount, $0.4 million was recorded as a deferred tax asset relating to the estimated federal tax benefit and $0.8 million was recorded as a cumulative-effect adjustment to reduce the fiscal 2007 opening balance of retained earnings in the Consolidated Balance Sheets.
As of December 27, 2006, the Company had $2.7 million of total unrecognized tax benefits. If recognized in full, approximately $2.3 million, net of federal tax benefits, would have been recorded as a reduction of income tax expense. These unrecognized tax benefits related principally to state tax filing positions and previously deducted expenses. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and were insignificant during the fiscal year ended December 25, 2007. Accrued interest and penalties were $0.4 million and $0.3 million as of December 25, 2007 and December 27, 2006, respectively.
The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the fiscal year ended December 25, 2007 (in thousands):

For the fiscal year ended
December 25, 2007
Balance at December 27, 2006	$2,700
Tax positions related to the current year:
Additions	579
Reductions	—
Tax positions related to prior years:
Additions	1,122
Reductions	—
Settlements	—
Expiration of statutes of limitations	(1,720)

Balance at December 25, 2007	$2,681

As of December 25, 2007, the Company had $2.7 million of total unrecognized tax benefits and the amount of unrecognized tax benefits that, if recognized, would be recorded as a reduction of income tax expense decreased to $1.8 million, net of federal tax benefits. The Company does not currently expect any significant changes to the unrecognized tax benefits within twelve months of December 25, 2007. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2003 are subject to future examination by tax authorities.
14. Deposits and Other
The Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, due to tax law changes, the Company froze this program in 1998. It appears based on current actuarial estimates that the program will end in 2013.
At December 25, 2007 and December 26, 2006, the cash surrender values of $2.7 million and $4.2 million, respectively, the mortality income receivables of $2.2 million and $1.9 million, respectively, and the insurance policy loans of $2.7 million and $4.2 million, respectively, related to the COLI program were netted and included in deposits and other assets in the Company’s Consolidated Balance Sheets. Mortality income receivable represents the dividend or death benefits the Company is due from its insurance carrier at the respective dates. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 8.4 percent for the year ended December 25, 2007. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other (income) expense, net in the Consolidated Statements of Operations, which netted $0.5 million, $0.1 million, and $0.2 million in fiscal years 2007, 2006, and 2005, respectively, the components of which are as follows (in thousands):

	December 25,	December 26,	December 27,
	2007	2006	2005
Cash value loss	$1,485	$1,103	$2,049
Mortality income	(1,283)	(1,323)	(2,332)
Interest expense	292	368	479

Expense	$494	$148	$196

The cash value loss is the cumulative change in cash surrender value for the year and is adjusted quarterly. Mortality income is recorded periodically as charges are deducted from cash value. These amounts are recovered by the Company through payment of death benefits and mortality dividends received. Interest expense is recorded on the accrual basis.
15. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 25, 2007, the Company had reserved 4,401,703 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 25, 2007, over 93 percent of the Class B common stock is owned by the Company’s Chairman and Chief Executive Officer (“CEO”). Certain holders of Class B common stock, including the Company’s CEO, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.

Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2007 and 2006.
Treasury Stock
Pursuant to the terms of the 2005 Long-Term Incentive Program (“2005 LTIP”) and the applicable award agreements, the Company repurchased 6,594 shares of Class A common stock at an average cost of $43.62 per share during fiscal year 2007, as surrendered by the 2005 LTIP participants. In the third quarter of 2000, the Company repurchased 109,000 shares of Class A common stock at an average cost of $8.25 per share. The shares surrendered to the Company by 2005 LTIP participants during the third and fourth quarters of fiscal 2007 and repurchased by the Company in the third quarter of 2000 are currently held by the Company as treasury stock.
Share Repurchase Program
During fiscal year 2007, the Company purchased shares of Class A common stock under an authorized share repurchase program. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares. See Note 11 for further information with respect to the Company’s share repurchase program.
16. Stock-Based Compensation
Effective December 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock Based Compensation, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS No. 123R; therefore results for prior periods have not been restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS No. 123R.
Stock-based compensation expense in fiscal year 2007 related to stock options was $3.9 million, or $0.12 per diluted share, which is net of $0.6 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense in fiscal year 2007 was $1.4 million. Stock-based compensation expense in fiscal year 2006 related to stock options was $5.9 million, or $0.18 per diluted share, which is net of $0.7 million of capitalized compensation cost related to new bakery-cafe construction. The income tax benefit recognized for stock option expense in fiscal year 2006 was $2.2 million. Cash received from the exercise of stock options in fiscal 2007 and 2006 was $6.6 million and $7.7 million, respectively. Windfall tax benefits realized from exercised stock options in fiscal 2007 and 2006 were $3.7 million and $4.3 million, respectively. SFAS No. 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based payments be presented as a cash inflow from financing activity in the Consolidated Statements of Cash Flows, whereas, prior to the adoption, these amounts were presented as an operating activity.
As of December 25, 2007, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”), the Formula Stock Option Plan for Independent Directors (“Formula Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
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

Long-Term Incentive Program – In the third quarter of 2005, the Company adopted the 2005 LTIP as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the Long-Term Incentive Program to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For the fiscal year ended December 25, 2007 and December 26, 2006, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $3.7 million and $1.7 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0 percent to 300 percent of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50 percent in cash and 50 percent in common stock unless the Committee otherwise determines. For the fiscal years ended December 25, 2007 and December 26, 2006, compensation (income) expense related to the performance awards was $0.9 million and ($0.2) million, respectively.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest ratably over a four-year period beginning two years from the date of grant and have a six-year term.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. Participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For the fiscal years ended December 25, 2007 and December 26, 2006, restricted stock expense was $2.1 million and $1.4 million, respectively.
Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus which is paid three years after the date of the original bonus. For the fiscal years ended December 25, 2007 and December 26, 2006, compensation expense related to the deferred annual bonus match award was $0.7 million and $0.6 million, respectively.
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
Formula Stock Option Plan for Independent Directors – The Company’s Board of Directors authorized the Formula Plan on January 27, 1994. The Formula Plan is authorized for the issuance of a total of 300,000 shares and was adopted by stockholders on May 25, 1994. Each option granted to the independent directors is fully vested at the grant date, and is exercisable, either in whole or in part, for six years following the grant date. The plan expired in January 2004 and no further shares are available for issuance under the Formula Plan. In January 2006, the Board of Directors authorized a new compensation arrangement for independent directors that compensates directors at a fixed dollar amount, with payment consistent with the 2005 LTIP and expected to be made through a combination of cash, stock options, and restricted stock.

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
Employee Stock Purchase Plan – The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A Common Stock. The ESPP gives eligible employees the option to purchase Class A Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A Common Stock at the end of each calendar quarter. There were approximately 42,000 and 29,000 shares purchased with a weighted average fair value of purchase rights of $7.42 and $9.88 during the fiscal years ended December 25, 2007 and December 26, 2006, respectively. For the fiscal years ended December 25, 2007 and December 26, 2006, the Company recognized expense of approximately $0.3 million and $0.3 million related to stock purchase plan discounts, respectively. Cumulatively, there were approximately 710,000 shares issued under this plan as of December 25, 2007 and approximately 668,000 shares issued under this plan as of December 26, 2006.
Under APB No. 25, the Company did not expense stock-based compensation costs during the fiscal year ended December 27, 2005. The Company’s pro forma net income and pro forma earnings per share for fiscal year ended December 27, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS No. 123R at the grant date, would have been as follows (in thousands, except per share amounts):

December 27, 2005

Net income, as reported	$52,183
Add:
Total stock-based compensation expense included in reported net income, net of tax	513
Deduct:
Compensation expense determined using Black-Scholes, net of tax	(4,628)

Pro forma net income	$48,068

Net income per share:
Basic, as reported	$1.69
Basic, pro forma	$1.56
Diluted, as reported	$1.65
Diluted, pro forma	$1.52
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
The weighted average fair value of the options granted during 2005 was $21.19 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0 percent, expected volatility of 36 percent, risk-free interest rate of 4.04 percent, and an expected life of 5 years.
The weighted average fair value of options granted during fiscal 2007 and 2006 of $15.69 and $19.18, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30 percent in fiscal 2007 and 2006, expected term of 5 years in fiscal 2007 and 2006, risk-free interest rate of 4.73 percent in fiscal 2007 and 4.84 percent in fiscal 2006, and expected dividend yield of 0 percent in fiscal 2007 and 2006.

A summary of stock option activity under the Company’s stock-based compensation plans is set forth below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 25, 2004	3,045	$28.72
Granted	340	55.55
Exercised	(657)	19.24
Cancelled	(159)	36.70

Outstanding at December 27, 2005	2,569	34.20
Granted	146	54.27
Exercised	(305)	25.25
Cancelled	(99)	37.74

Outstanding at December 26, 2006	2,311	36.36
Granted	140	44.58
Exercised	(310)	21.40
Cancelled	(55)	40.88

Outstanding at December 25, 2007	2,086	$39.05	2.3	$5,000

Exercisable at December 25, 2007	1,316	$36.65	1.9	$4,425

Of the options at December 25, 2007, December 26, 2006, and December 27, 2005, 1,315,512, 1,152,382, and 927,972, respectively, were vested and exercisable with a weighted average exercise price of $36.65, $32.40, and $30.01, respectively. The following table summarizes information concerning outstanding and exercisable options at December 25, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 0.00 - $26.93	86	0.7	$19.03	86	$19.03
$26.94 - $28.37	200	2.2	27.51	161	27.51
$28.38 - $33.22	170	1.3	29.12	171	29.12
$33.23 - $36.00	473	2.5	35.45	287	35.55
$36.01 - $39.73	430	1.3	37.42	311	37.48
$39.74 and over	727	3.2	50.24	300	51.07

	2,086	2.3	$39.05	1,316	$36.65

The total intrinsic value of options exercised during the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, was $10.1 million, $12.3 million, and $25.5 million, respectively. As of December 25, 2007, the total unrecognized compensation cost related to non-vested options was $7.8 million, which is net of a $1.4 million forfeiture estimate, and is expected to be recognized over a weighted average period of approximately 2.6 years.

The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity is set forth below:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
	(in thousands)
Non-vested at December 27, 2005	92	$52.88
Granted	170	51.59
Vested	—	—
Forfeited	(9)	51.32

Non-vested at December 26, 2006	253	52.07
Granted	187	43.67
Vested	(24)	54.24
Forfeited	(29)	48.86

Non-vested at December 25, 2007	387	$48.04

As of December 25, 2007, there was $12.4 million of total unrecognized compensation cost related to restricted stock, which is net of a $3.1 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 3.6 years.
17. Defined Contribution Benefit Plan
The Panera Bread Company Savings Plan (the “Plan”) was formed under Section 401(k) of the Code. The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer on a pre-tax basis up to 15 percent of his or her salary, subject to the limitations imposed by the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $0.9 million, $0.7 million and $0.5 million to the Plan in 2007, 2006, and 2005, respectively.
18. Other Income and Expense
Other (income) expense, net was $0.3 million, ($2.0) million, and ($1.1) million in 2007, 2006, and 2005, respectively. The decrease in other income and expense for the fiscal year ended December 25, 2007 compared to 2006 was primarily from lower interest income in 2007 resulting from lower cash and investments on-hand in 2007; a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition; a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates; and a charge of approximately $1.0 million in the fourth quarter of 2007 relating to an unrealized loss of the Company’s investment in a private placement of units of beneficial interest in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds, as a result of adverse market conditions that unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio. See further discussion regarding the Columbia Portfolio in Note 4 to the accompanying consolidated financial statements. Partially offsetting these items was a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. See Note 3 to the accompanying consolidated financial statements for further information with respect to the acquisition charges and gain on sale of the bakery-cafe.
Other (income) expense, net in 2006 primarily consisted of interest income of $3.5 million, partially offset by $1.5 million of charges associated with the termination of ADA’s with two franchisees in the Phoenix markets, none of which had operating bakery-cafes. The termination of the ADA’s was precipitated by the pending acquisition of Paradise, which closed in the first quarter of 2007 (see Note 3 to the accompanying consolidated financial statements for further description of the Paradise transaction). Included in the $1.5 million of charges was $0.8 million of asset write-offs from assets acquired from one of the franchisees, $0.3 million of future operating lease costs resulting from the assumption of certain leases from one of the franchisees, and $0.4 million of other costs involved with termination of the ADA’s. Other (income) expense, net in 2005 principally consisted of interest income of $2.5 million, partially offset by costs of $1.4 million.

19. Business Segment Information
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
The Franchise Operations segment is comprised of the operating activities of the franchise business which licenses qualified operators to conduct business under the Panera Bread® or Paradise Bakery & Café® names and also of the costs to monitor the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® or Paradise Bakery & Café® names.
The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the Cost of Food and Paper Products line item on the Consolidated Statements of Operations.
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Number of bakery-cafes:
Company-owned:
Beginning of period	391	311	226
Bakery-cafes opened	89	70	66
Bakery-cafes closed	(5)	(3)	(2)
Bakery-cafes acquired from franchisees (1)	36	13	21
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe sold to a franchisee (3)	(1)	—	—

End of period (4)	532	391	311
Franchise-operated:
Beginning of period	636	566	515
Bakery-cafes opened	80	85	73
Bakery-cafes closed	(5)	(2)	(1)
Bakery-cafes sold to Company (1)	(36)	(13)	(21)
Bakery-cafes acquired (2)	22	—	—
Bakery-cafe purchased from Company (3)	1	—	—

End of period (4)	698	636	566
System-wide:
Beginning of period	1,027	877	741
Bakery-cafes opened	169	155	139
Bakery-cafes closed	(10)	(5)	(3)
Bakery-cafes acquired (2)	44	—	—

End of period (4)	1,230	1,027	877

(1)	In June 2007, the Company acquired 32 bakery-cafes and the area development rights from franchisees in certain markets in Illinois and Minnesota. In February 2007, the Company acquired four bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in California. In October 2006, the Company acquired 12 bakery-cafes, as well as one bakery-cafe still under construction, and the area development rights from a franchisee in certain markets in Iowa, Nebraska and South Dakota. In September 2006, the Company acquired one bakery-cafe in Pennsylvania from a franchisee. In November 2005, the Company acquired 21 bakery-cafes, as well as two bakery-cafes still under construction, and the area development rights from a franchisee in certain markets in Indiana.

(2)	In February 2007, the Company acquired 51 percent of the outstanding capital stock of Paradise Bakery & Café, Inc., which then owned and operated 22 bakery-cafes and franchised 22 bakery-cafes, principally in certain markets in Arizona and Colorado.

(3)	In June 2007, the Company sold one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer.

(4)	Bakery-cafes at December 25, 2007 include 63 system-wide Paradise bakery-cafes (31 company-owned and 32 franchise-operated bakery-cafes).
The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005

Revenues:
Company bakery-cafe operations	$894,902	$666,141	$499,422
Franchise operations	67,188	61,531	54,309
Fresh dough operations	176,710	159,050	128,422
Intercompany sales eliminations	(72,109)	(57,751)	(41,878)

Total Revenues	$1,066,691	$828,971	$640,275

Segment profit:
Company bakery-cafe operations	$139,226	$123,225	$99,662
Franchise operations	59,011	54,160	47,652
Fresh dough operations	18,022	15,681	11,508

Total segment profit	$216,259	$193,066	$158,822

Total segment profit	$216,259	$193,066	$158,822
Depreciation and amortization	57,903	44,166	33,011
Unallocated general and administrative expenses	60,789	51,935	39,644
Pre-opening expenses	8,289	6,173	5,072
Interest expense	483	92	50
Other (income) expense, net	333	(1,976)	(1,133)
Loss allocable to minority interest	(428)	—	—

Income before income taxes	$88,890	$92,676	$82,178

Depreciation and amortization:
Company bakery-cafe operations	$45,021	$32,741	$23,345
Fresh dough operations	8,367	7,097	6,016
Corporate administration	4,515	4,328	3,650

Total depreciation and amortization	$57,903	$44,166	$33,011

Capital expenditures:
Company bakery-cafe operations	$111,500	$86,743	$67,554
Fresh dough operations	9,556	15,120	9,082
Corporate administration	3,077	7,433	5,420

Total capital expenditures	$124,133	$109,296	$82,056

	December 25, 2007	December 26, 2006

Segment assets:
Company bakery-cafe operations	$514,528	$374,795
Franchise operations	6,179	3,740
Fresh dough operations	55,350	59,919

Total segment assets	$576,057	$438,454

Total segment assets	$576,057	$438,454
Unallocated trade and other accounts receivable	2,468	1,902
Unallocated property and equipment	15,016	16,491
Unallocated deposits and other	4,592	3,160
Other unallocated assets	100,619	82,602

Total assets	$698,752	$542,609

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to company-owned life insurance program, and “other unallocated assets” relates primarily to cash and cash equivalents and investments.
20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 25, 2007	December 26, 2006	December 27, 2005
Amounts used for basic and diluted per share calculations:
Net income	$57,456	$58,849	$52,183

Weighted average number of shares outstanding — basic	31,708	31,313	30,871
Effect of dilutive securities:
Employee stock options	406	690	772
LTIP	64	41	8

Weighted average number of shares outstanding — diluted	32,178	32,044	31,651

Basic earnings per common share:
Net income	$1.81	$1.88	$1.69

Diluted earnings per common share:
Net income	$1.79	$1.84	$1.65

For the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005, weighted-outstanding options for 0.3 million, 0.3 million, and 0.03 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

21. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2007 - quarters ended
	March 27	June 26	September 25	December 25

Revenues	$239,676	$252,959	$273,213	$300,843
Operating profit	23,461	18,852	16,117	30,849
Net income	15,043	12,635	11,943	17,834
Basic earnings per share:
Net income	$0.48	$0.40	$0.38	$0.56

Diluted earnings per share:
Net income	$0.47	$0.39	$0.37	$0.56	(1)

	Fiscal 2006 - quarters ended
	March 28	June 27	September 26	December 26

Revenues	$193,971	$197,135	$204,954	$232,912
Operating profit	22,667	21,415	16,240	30,470
Net income	15,013	14,052	10,879	18,906
Basic earnings per share:
Net income	$0.48	$0.45	$0.35	$0.60

Diluted earnings per share:
Net income	$0.47	$0.44	$0.34	$0.59	(2)

(1)	The $0.56 per diluted share results for the fourth quarter of 2007 include a charge of $0.03 per diluted share related to the Columbia Strategic Cash Portfolio write-down and discontinuation of the Company’s Crispani® product line.

(2)	The fourth quarter of 2006 diluted earnings per share of $0.59 includes a charge of $0.03 per diluted share related to the Paradise acquisition.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 25, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 25, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 25, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 25, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the acquired operations of Paradise Bakery & Café, Inc. (“Paradise”), which the Company acquired on February 1, 2007. The Company’s consolidated net sales for the fiscal year ended December 25, 2007 were $1,066.7 million, of which the acquired Paradise operations represented $41.7 million, or 3.9 percent. The Company’s consolidated total assets as of December 25, 2007 were $698.8 million, of which assets associated with the acquired Paradise operations represented approximately $40.0 million, or 5.7 percent.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
The Company has adopted a code of ethics, called the Standards of Business Conduct that applies to its officers, including its principal executive, financial and accounting officers, and its directors and employees. The Company has posted the Standards of Business Conduct on its Internet website at www.panerabread.com under the “Financial Reports” section of the “About Us — Investor Relations” webpage. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Standards of Business Conduct on its Internet website.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following described consolidated financial statements of the Company are included in this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 25, 2007 and December 26, 2006
Consolidated Statements of Operations for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005
Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 25, 2007, December 26, 2006, and December 27, 2005
Notes to the Consolidated Financial Statements
(a) 2. Financial Statement Schedule
The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts

PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance - beginning	Additions charged	Deductions/	Balance - end
Description	of period	to expense	other additions	of period
Allowance for doubtful accounts:
Fiscal year ended December 27, 2005	$29	$—	$(3)	$26
Fiscal year ended December 26, 2006	$26	$—	$—	$26
Fiscal year ended December 25, 2007	$26	$—	$42	$68
Deferred tax valuation allowance:
Fiscal year ended December 27, 2005	$550	$—	$(550)	$—
Fiscal year ended December 26, 2006	$—	$—	$—	$—
Fiscal year ended December 25, 2007	$—	$—	$—	$—
Self-insurance reserves:
Fiscal year ended December 27, 2005	$3,497	$15,376	$(9,925)	$8,948
Fiscal year ended December 26, 2006	$8,948	$19,094	$(20,630)	$7,412
Fiscal year ended December 25, 2007	$7,412	$22,708	$(21,184)	$8,936
(a) 3. Exhibits
See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	February 22, 2008
/s/ DOMENIC COLASACCO Domenic Colasacco	Director	February 22, 2008
/s/ FRED K. FOULKES Fred K. Foulkes	Director	February 22, 2008
/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	February 22, 2008
/s/ W. AUSTIN LIGON W. Austin Ligon	Director	February 22, 2008
/s/ CHARLES J. CHAPMAN III Charles J. Chapman III	Director	February 22, 2008
/s/ JEFFREY W. KIP Jeffrey W. Kip	Senior Vice President, Chief Financial Officer	February 22, 2008
/s/ AMY L. KUZDOWICZ Amy L. Kuzdowicz	Vice President, Controller	February 22, 2008
/s/ MARK D. WOOLDRIDGE Mark D. Wooldridge	Director of Accounting and External Reporting, Chief Accounting Officer	February 22, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
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

10.13
Master Confirmation Agreement and Supplemental Confirmation, both dated November 27, 2007, by and between Goldman, Sachs & Co. and Panera Bread Company. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 3, 2007.

10.14
Credit Agreement, dated as of November 27, 2007, among Panera Bread Company, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, as sole lead arranger and sole book manager. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 3, 2007.

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