Form 10-Q
period 2008-03-25
PANERA BREAD CO
filed 2008-05-05
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2008, 28,916,366 shares and 1,398,242 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 25, 2008	December 25, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,740	$68,242
Short-term investments	9,738	23,198
Trade accounts receivable, net	16,935	25,152
Other accounts receivable	10,548	11,640
Inventories	11,038	11,394
Prepaid expenses	11,229	5,299
Deferred income taxes	8,579	7,199

Total current assets	87,807	152,124
Property and equipment, net	430,731	429,992
Other assets:
Goodwill	87,299	87,092
Other intangible assets, net	21,570	21,827
Long-term investments	5,160	—
Deposits and other	10,431	7,717

Total other assets	124,460	116,636

Total assets	$642,998	$698,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,485	$6,326
Accrued expenses	107,762	121,440

Total current liabilities	116,247	127,766
Long-term debt	60,000	75,000
Deferred rent	34,474	33,569
Other long-term liabilities	14,441	14,238

Total liabilities	225,162	250,573
Commitments and contingencies (Note F)
Minority interest	2,376	2,015
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 28,875,626 issued and 28,763,270 outstanding in 2008; and 30,213,869 issued and 30,098,275 outstanding in 2007	3	3
Class B, 10,000,000 shares authorized; 1,398,242 issued and outstanding in 2008 and 1,398,588 in 2007	—	—
Treasury stock, carried at cost	(1,308)	(1,188)
Additional paid-in capital	125,362	168,386
Retained earnings	291,403	278,963

Total stockholders’ equity	415,460	446,164

Total liabilities and stockholders’ equity	$642,998	$698,752

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Revenues:
Bakery-cafe sales	$260,446	$197,118
Franchise royalties and fees	17,435	16,259
Fresh dough sales to franchisees	27,097	26,299

Total revenue	304,978	239,676
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	79,328	58,017
Labor	84,747	62,471
Occupancy	21,408	15,537
Other operating expenses	33,331	25,760

Total bakery-cafe expenses	218,814	161,785
Fresh dough cost of sales to franchisees	25,930	22,821
Depreciation and amortization	16,139	13,334
General and administrative expenses	21,819	17,138
Pre-opening expenses	1,127	1,137

Total costs and expenses	283,829	216,215

Operating profit	21,149	23,461
Interest expense	1,030	133
Other (income) expense, net	(146)	(591)

Income before minority interest and income taxes	20,265	23,919
Income allocable to minority interest	361	114

Income before income taxes	19,904	23,805
Income taxes	7,464	8,762

Net income	$12,440	$15,043

Per share data:
Net income per share
Basic	$0.42	$0.48

Diluted	$0.41	$0.47

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,917	31,542

Diluted	30,177	32,187

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Cash flows from operations:
Net income	$12,440	$15,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,139	13,334
Stock-based compensation expense	1,856	2,420
Tax benefit from exercise of stock options	(180)	(1,322)
Income allocable to minority interest	361	114
Deferred income taxes	(2,334)	(2,738)
Other	332	67
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	9,309	4,141
Inventories	356	212
Prepaid expenses	(5,930)	4,245
Accounts payable	2,159	(2,839)
Accrued expenses	(10,016)	(11,260)
Deferred rent	905	2,174
Other long-term liabilities	98	2,920

Net cash provided by operating activities	25,495	26,511

Cash flows from investing activities:
Additions to property and equipment	(19,420)	(27,674)
Acquisitions, net of cash acquired	(890)	(34,003)
Investment maturities proceeds	8,029	16,000
Increase in deposits and other	(679)	(1,522)

Net cash used in investing activities	(12,960)	(47,199)

Cash flows from financing activities:
Repurchase of common stock	(47,997)	—
Net payments under credit facility	(15,000)	—
Exercise of employee stock options	2,109	3,700
Tax benefit from exercise of stock options	180	1,322
Proceeds from issuance of common stock under employee benefit plans	764	406
Capitalized debt issuance costs	(1,093)	—

Net cash (used in) provided by financing activities	(61,037)	5,428

Net decrease in cash and cash equivalents	(48,502)	(15,260)
Cash and cash equivalents at beginning of period	68,242	52,097

Cash and cash equivalents at end of period	$19,740	$36,837

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A-BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008.
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
In the first quarter ended March 25, 2008, the Company changed the classification of certain amounts in costs and expenses between fresh dough cost of sales to franchisees and cost of food and paper products in the Consolidated Statements of Operations. The Company has reclassified prior period financial statements in order to conform to the presentation recorded in the first quarter of fiscal 2008.
NOTE B-FAIR VALUE MEASUREMENTS
Effective December 26, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measures, for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.
At March 25, 2008, the Company’s short-term and long-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.

As the Columbia Portfolio units are no longer trading and therefore have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.930 per unit, or $14.9 million, as of March 25, 2008, and $0.960 per unit, or $23.2 million, as of December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains (losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the thirteen weeks ended March 25, 2008 (in thousands):

For the thirteen weeks ended
March 25, 2008

Balance, December 26, 2007	$23,198
Realized gains/(losses)	116
Unrealized gains/(losses) relating to instruments still held at the reporting date	(271)
Redemptions	(8,145)

Balance, March 25, 2008	$14,898

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. The Company has included $9.7 million of the remaining units of the Columbia Portfolio in short-term investments in the Consolidated Balance Sheets at March 25, 2008, as the Company reasonably believes cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, no formal commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio. The remaining $5.2 million of the Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at March 25, 2008.
NOTE C-BUSINESS COMBINATIONS
There were no business combinations consummated during the thirteen weeks ended March 25, 2008. During the thirteen weeks ended March 25, 2008, the Company paid additional purchase price of approximately $0.2 million in connection with the Paradise acquisition completed in first quarter of fiscal 2007 as a result of certain income tax refunds.
In total, the Company has approximately $1.8 million of accrued purchase price as of March 25, 2008 in connection with acquisitions completed in fiscal year 2007, which is anticipated to be paid within the next twelve months. During the thirteen weeks ended March 25, 2008, the Company paid approximately $0.7 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the relevant asset purchase agreements.
NOTE D-INVENTORIES
Inventories consist of the following (in thousands):

	March 25, 2008	December 25, 2007
Food:
Fresh dough facilities:
Raw materials	$2,658	$2,849
Finished goods	499	421
Bakery-cafes:
Raw materials	6,117	6,353
Paper goods	1,642	1,635
Retail merchandise	122	136

	$11,038	$11,394

NOTE E-ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	March 25, 2008	December 25, 2007
Unredeemed gift cards	$22,498	$30,081
Compensation and related employment taxes	15,713	19,647
Capital expenditures	14,618	17,473
Insurance	11,400	9,155
Advertising	7,149	5,367
Income taxes	6,244	—
Rent	5,199	5,251
Utilities	3,741	3,735
Deferred acquisition purchase price (Note C)	1,787	2,501
Taxes, other than income tax	1,128	1,662
Share repurchase settlement	—	11,220
Other	18,285	15,348

	$107,762	$121,440

NOTE F-COMMITMENTS AND CONTINGENCIES
Lease Guarantees
The Company is the prime tenant for operating leases of 14 franchisee locations and a guarantor for operating leases of 15 locations of its former Au Bon Pain division or its franchisees. These leases have terms expiring on various dates from June 2008 to December 2022 and had a potential amount of future rental payments of approximately $18.8 million as of March 25, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of March 25, 2008, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
The Company’s 51-percent owned subsidiary, Paradise, has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and had a potential amount of future rental payments of approximately $3.0 million as of March 25, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of March 25, 2008, as the Company does not believe it is probable Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.
As of March 25, 2008, the Company had approximately $1.2 million accrued in its Consolidated Balance Sheets relating to the termination of leases for specific sites where a determination was made to no longer develop those sites. Additionally, the Company has written-off $1.2 million of capitalized assets and overhead costs and recorded $0.3 million in severance in conjunction with the decision to no longer develop these sites. The total charge to general and administrative expenses in the Consolidated Statements of Operations during the thirteen weeks ended March 25, 2008 as a result of the aforementioned determination was $2.7 million.

Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of its current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with its disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in these lawsuits and it is prepared to vigorously defend the lawsuits. There can be no assurance, however, that the Company will be successful, and an adverse resolution of either lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to these lawsuits and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and it is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Pati Johns, a former employee of the Company. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and it is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On March 19, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Marion Taylor, a former employee of the Company. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. The Company believes it has meritorious defenses to each of the claims in this lawsuit and it is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
Other
The Company is subject to on-going federal and state income tax audits and any unfavorable rulings could materially and adversely affect its financial condition or results of operations. The Company believes reserves for these matters are adequately provided for and no material changes have been made to such reserves during the thirteen weeks ended March 25, 2008.

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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread® or Paradise Bakery & Café® names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® or Paradise Bakery & Café® names.
The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Operations.

Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Revenues:
Company bakery-cafe operations	$260,446	$197,118
Franchise operations	17,435	16,259
Fresh dough operations	49,271	42,756
Intercompany sales eliminations	(22,174)	(16,457)

Total revenues	$304,978	$239,676

Segment profit:
Company bakery-cafe operations	$41,632	$35,333
Franchise operations	15,338	14,347
Fresh dough operations	1,167	3,478

Total segment profit	$58,137	$53,158

Depreciation and amortization	16,139	13,334
Unallocated general and administrative expenses	19,722	15,226
Pre-opening expenses	1,127	1,137
Interest expense	1,030	133
Other (income) expense, net	(146)	(591)
Income allocable to minority interest	361	114

Income before income taxes	$19,904	$23,805

Depreciation and amortization:
Company bakery-cafe operations	$13,015	$10,125
Fresh dough operations	1,991	2,061
Corporate administration	1,133	1,148

Total depreciation and amortization	$16,139	$13,334

Capital expenditures:
Company bakery-cafe operations	$18,416	$23,510
Fresh dough operations	451	3,939
Corporate administration	553	225

Total capital expenditures	$19,420	$27,674

	March 25, 2008	December 25, 2007
Segment assets:
Company bakery-cafe operations	$516,475	$514,528
Franchise operations	2,641	6,179
Fresh dough operations	53,831	55,350

Total segment assets	$572,947	$576,057

Unallocated trade and other accounts receivable	3,020	2,468
Unallocated property and equipment	14,439	15,016
Unallocated deposits and other	6,441	4,592
Other unallocated assets	46,151	100,619

Total assets	$642,998	$698,752

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE H-EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Amounts used for basic and diluted per share calculations:
Net income	$12,440	$15,043

Weighted average number of shares outstanding — basic	29,917	31,542
Effect of dilutive securities:
Employee stock options	197	580
Employee restricted stock	37	56
Employee performance awards	26	9

Weighted average number of shares outstanding — diluted	30,177	32,187

Basic earnings per common share:
Net income	$0.42	$0.48

Diluted earnings per common share:
Net income	$0.41	$0.47

For the thirteen weeks ended March 25, 2008 and March 27, 2007, options and restricted stock for 0.8 million shares and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE I-AMENDMENT OF CREDIT AGREEMENT
On March 7, 2008, the Company and certain of its direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety the Company’s Credit Agreement, dated as of November 27, 2007, by and among the Company, Bank of America, N.A., and the lenders party thereto (the “Original Credit Agreement”). Pursuant to a request by the Company under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increases the size of the Company’s secured revolving credit facility from $75.0 million to $250.0 million. The borrowings under the Amended and Restated Credit Agreement bear interest, at the Company’s option at the time each loan is made, at either (a) the Base Rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, or (2) the Federal Funds Rate plus 0.50 percent, or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on the Company’s Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Company also pays commitment fees for the unused portion of the credit facility on a quarterly basis equal to the Applicable Rate for commitment fees times the actual daily unused commitment for that calendar quarter. The Applicable Rate for commitment fees is between 0.15 percent and 0.30 percent based on the Company’s Consolidated Leverage Ratio.
The Amended and Restated Credit Agreement includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Amended and Restated Credit Agreement also requires the Company satisfy two financial covenants at the end of each fiscal quarter for the previous four consecutive fiscal quarters: (1) a consolidated leverage ratio less than or equal to 3.25 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. The credit facility, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Company has not exercised these requests for increases in available borrowings as of March 25, 2008. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases.

As of March 25, 2008, the Company had a $55.0 million LIBOR rate loan outstanding under the credit facility based on a one-month LIBOR rate of 3.075 percent plus an Applicable Rate of 0.75 percent and a $5.0 million LIBOR rate loan outstanding under the credit facility based on a one-month LIBOR rate of 2.8175 percent plus an Applicable Rate of 0.75 percent. The Company incurred an inconsequential amount of commitment fees for the fiscal quarter ended March 25, 2008. In conjunction with the amendment and restatement of the Original Credit Agreement, the Company capitalized $1.1 million of debt issuance costs which are being amortized over the life of the Amended and Restated Credit Agreement. As of March 25, 2008, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement. As of March 25, 2008, accrued interest on the credit facility was $0.3 million.
NOTE J-SHARE REPURCHASE PROGRAM
On November 27, 2007, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 (“10b5-1 plan”) under the Exchange Act to purchase up to an aggregate of $75.0 million of the Company’s Class A common stock, both of which were subject to maximum per share purchase prices. The Company acquired these shares as part of a $75.0 million share repurchase program approved by the Company’s Board of Directors on November 20, 2007. The Company entered into a credit facility that initially provided for $75.0 million in secured loans to the Company. Proceeds from the credit facility were used to finance the share repurchase program. See Note I for further information with respect to the credit facility.
The number of shares to be repurchased under the ASR program was based generally on the volume-weighted average price of the Company’s Class A common stock during the term of the agreement. Purchases under the ASR agreement were subject to collar provisions that would establish minimum and maximum numbers of shares based on the volume-weighted average share price over an initial hedge period and a maximum share purchase price. The minimum and maximum numbers of shares that the Company would repurchase pursuant to the ASR agreement was not known until conclusion of the hedge period, which occurred on December 12, 2007. Because the price of the Company’s Class A common stock during part or all of the hedge period exceeded the maximum share purchase price specified in the ASR agreement, no shares were repurchased under the ASR program. Shares were subsequently repurchased under the 10b5-1 plan. During the first quarter of fiscal 2008, the Company repurchased a total of 1,413,358 shares of Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million under the 10b5-1 plan, which completed its share repurchase program. The timing and amount of any shares repurchased under the Company’s share repurchase program were determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares.
NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following the new standard beginning December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its future consolidated financial statements. Currently, only the Company’s 51 percent interest in Paradise would be impacted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on the Company’s future consolidated financial statements. Additionally, because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “ours” in the following discussion.
We include in this report information on Company, franchisee, and/or system-wide comparable bakery-cafe sales percentages. Franchise-operated and system-wide comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with Generally Accepted Accounting Principles, or GAAP, and may not be comparable to system-wide comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
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
In the first quarter ended March 25, 2008, we changed the classification of certain amounts in costs and expenses between fresh dough cost of sales to franchisees and cost of food and paper products in the accompanying Consolidated Statements of Operations. We have reclassified prior period financial statements in order to conform to the presentation recorded in the first quarter of fiscal 2008.

For the thirteen weeks ended March 25, 2008, we earned $0.41 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 2.3 percent (3.3 percent for Company-owned bakery-cafes and 1.7 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 0.3 percent to $38,486 ($37,379 for Company-owned bakery-cafes and $39,330 for franchise-operated bakery-cafes); 27 new bakery-cafes opened system-wide, including 14 Company-owned and 13 franchise-operated, and five bakery-cafes closed system-wide in the first quarter of fiscal 2008, including three Company-owned and two franchise-operated. In addition, in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development. As a result of this determination, we recorded a charge of $2.7 million, or $0.06 per diluted share, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the thirteen weeks ended March 25, 2008 also reflect the pressures we have experienced from the significant increase in wheat prices year-over-year as is further discussed below under “Results of Operations — Costs and Expenses.”
For the thirteen weeks ended March 27, 2007, we earned $0.47 per diluted share with the following performance on key metrics: comparable bakery-cafe sales decreased 0.6 percent for Company-owned bakery-cafes and increased 0.2 percent for franchise-operated bakery-cafes, resulting in system-wide comparable bakery-cafe sales growth of 0.0 percent; system-wide average weekly sales declined 2.9 percent to $38,359 ($36,839 for Company-owned bakery-cafes and $39,313 for franchise-operated bakery-cafes); and 31 new bakery-cafes opened system-wide in the first quarter, including 14 Company-owned and 17 franchise-operated, four bakery-cafes were acquired by us from a franchisee and one Company-owned bakery-cafe was closed. Additionally, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, referred to as Paradise, then owner and operator of 22 bakery-cafes and franchisor of 22 bakery-cafes.

Results of Operations
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Revenues:
Bakery-cafe sales	85.4%	82.2%
Franchise royalties and fees	5.7	6.8
Fresh dough sales to franchisees	8.9	11.0

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.5%	29.4%
Labor	32.5	31.7
Occupancy	8.2	7.9
Other operating expenses	12.8	13.1

Total bakery-cafe expenses	84.0	82.1
Fresh dough cost of sales to franchisees (2)	95.7	86.8
Depreciation and amortization	5.3	5.6
General and administrative expenses	7.2	7.2
Pre-opening expenses	0.4	0.5

Total costs and expenses	93.1	90.2

Operating profit	6.9	9.8
Interest expense	0.3	0.1
Other (income) expense, net	—	(0.2)

Income before minority interest and income taxes	6.6	9.9
Income allocable to minority interest	0.1	—

Income before income taxes	6.5	9.9
Income taxes	2.4	3.7

Net income	4.1%	6.3%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	532	391
Bakery-cafes opened	14	14
Bakery-cafes closed	(3)	(1)
Bakery-cafes acquired from franchisees	—	4
Bakery-cafes acquired	—	22

End of period	543	430
Franchise-operated:
Beginning of period	698	636
Bakery-cafes opened	13	17
Bakery-cafes closed	(2)	—
Bakery-cafes sold to Company	—	(4)
Bakery-cafes acquired	—	22

End of period	709	671
System-wide:
Beginning of period	1,230	1,027
Bakery-cafes opened	27	31
Bakery-cafes closed	(5)	(1)
Bakery-cafes acquired	—	44

End of period	1,252	1,101

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Company-owned	3.3%	-0.6%
Franchise-operated	1.7%	0.2%
System-wide	2.3%	0.0%
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
Revenues
Total revenues for the thirteen weeks ended March 25, 2008 increased 27.2 percent to $305.0 million, compared to $239.7 million for the thirteen weeks ended March 27, 2007. The growth in total revenue for the thirteen weeks ended March 25, 2008 compared to the same period in 2007 is primarily due to the opening of 165 new bakery-cafes system-wide since March 27, 2007, a full quarter of revenue from the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended March 25, 2008 of 2.3 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	March 25, 2008	March 27, 2007	Change
System-wide average weekly sales	$38,486	$38,359	0.3%

Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period whereby they generate higher average weekly sales during the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable bakery-cafe base.
Bakery-cafe sales for the thirteen weeks ended March 25, 2008 increased 32.1 percent to $260.4 million, compared to $197.1 million for the thirteen weeks ended March 27, 2007. The increase in bakery-cafe sales for the thirteen weeks ended March 25, 2008 compared to the same period in 2007 is primarily due to the opening of 89 new Company-owned bakery-cafes and the acquisition of 32 bakery-cafes from franchisees since March 27, 2007. Bakery-cafe sales were also positively impacted by a full quarter of revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.2 percentage points to 85.4 percent for the thirteen weeks ended March 25, 2008 as compared to 82.2 percent for the same period in 2007. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 8.7 percent and 91.3 percent, respectively, of the $63.3 million increase in sales from the comparable period in 2007. In addition, average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended March 25, 2008 increased primarily due to operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	March 25, 2008	March 27, 2007	Change
Company-owned average weekly sales	$37,379	$36,839	1.5%
Company-owned number of operating weeks	6,968	5,351	30.2%
Franchise royalties and fees for the thirteen weeks ended March 25, 2008 increased 6.7 percent to $17.4 million, compared to $16.3 million for the thirteen weeks ended March 27, 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 13 Weeks Ended
	March 25, 2008	March 27, 2007
Franchise royalties	$16,899	$15,694
Franchise fees	536	565

Total	$17,435	$16,259

The increase in royalty revenue for the thirteen weeks ended March 25, 2008 compared to the same period in 2007 can be attributed to the opening of 76 franchise-operated bakery-cafes and the purchase of one bakery-cafe from us since March 27, 2007 and to a lesser extent the 1.7 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended March 25, 2008. Franchise royalties and fees were also positively impacted by the full quarter of consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date, and partially tempered by the sale of 32 bakery-cafes by franchisees to us since March 27, 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 20.0 percent and 80.0 percent, respectively, of the $24.3 million increase in sales from the comparable period in 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	March 25, 2008	March 27, 2007	Change
Franchise-operated average weekly sales	$39,330	$39,313	0.0%
Franchise-operated number of operating weeks	9,135	8,520	7.2%
As of March 25, 2008, there were 709 franchise-operated bakery-cafes open and commitments to open 305 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In 2008, we expect our area developers to open 50 to 60 new franchise-operated bakery-cafes. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.

Fresh dough sales to franchisees for the thirteen weeks ended March 25, 2008 increased 3.0 percent to $27.1 million compared to $26.3 million for the thirteen weeks ended March 27, 2007. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened and the purchase of one bakery-cafe from us since March 27, 2007, partially tempered by the sale of 32 bakery-cafes by franchisees to us since March 27, 2007, and lower year-over-year dough sales per bakery-cafe resulting from a shift in bakery-cafe menu mix away from the bread and bagels we self-manufacture in our fresh dough facilities.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the accompanying Consolidated Statements of Operations. The cost of food and paper products was $79.3 million, or 30.5 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008, compared to $58.0 million, or 29.4 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007. This increase in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to significantly higher wheat costs and other commodity pressures from items such as dairy, gasoline, and proteins, coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same periods; a shift in consumer demand to products involving higher ingredient costs; and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. For the thirteen weeks ended March 25, 2008, there was an average of 60.5 bakery-cafes per fresh dough facility compared to an average of 54.4 for the same period in 2007.
Labor expense was $84.7 million, or 32.5 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008, compared to $62.5 million, or 31.7 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007. The labor expense as a percentage of bakery-cafe sales increased primarily as a result of higher bakery-cafe labor costs incurred in conjunction with the roll-out of certain operational improvement initiatives focusing on our lunch daypart, labor inefficiencies experienced in our late 2007 bakery-cafe openings, and a modest effect from higher self-insured benefits expense, which outpaced the increase in sales prices over the same periods.
Occupancy cost was $21.4 million, or 8.2 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008, compared to $15.5 million, or 7.9 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007. The increase in occupancy cost as a percentage of bakery-cafe sales was primarily due to rising average per square foot costs in newer markets outpacing the growth in sales.
Other operating expenses were $33.3 million, or 12.8 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008, compared to $25.8 million, or 13.1 percent of bakery-cafe sales, for the thirteen weeks ended March 27, 2007. The decrease in other operating expenses rate is primarily due to improved leverage of our expenses due to higher sales.
Fresh dough cost of sales to franchisees was $25.9 million, or 95.7 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 25, 2008, compared to $22.8 million, or 86.8 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 27, 2007. The increase in the fresh dough facility cost of sales rate is primarily the result of the year-over-year significant increase in wheat costs, which averaged approximately $13.00 per bushel in the first quarter of fiscal 2008 compared to approximately $5.80 per bushel in the comparable period in fiscal 2007.
General and administrative expenses were $21.8 million, or 7.2 percent of total revenue, for the thirteen weeks ended March 25, 2008, compared to $17.1 million, or 7.2 percent of total revenue, for the thirteen weeks ended March 27, 2007. General and administrative expenses remained consistent as a percentage of total revenue, reflecting disciplined expense management and improved leverage of our expenses due to higher sales, which was offset by a charge of $2.7 million related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans.

Income Taxes
The provision for income taxes decreased to $7.5 million for the thirteen weeks ended March 25, 2008, compared to $8.8 million for the thirteen weeks ended March 27, 2007. The tax provision for the thirteen weeks ended March 25, 2008 and March 27, 2007 reflects a combined federal, state, and local effective tax rate of 37.5 and 36.8 percent, respectively, the modest increase of which was primarily driven by changes in state tax laws.
Liquidity and Capital Resources
Cash and cash equivalents were $19.7 million at March 25, 2008, compared with $68.2 million at December 25, 2007. The significant decrease is primarily a result of the $47.9 million used in share repurchases and the $15.0 million used to repay long-term debt during the thirteen weeks ended March 25, 2008. Our primary source of liquidity is cash provided by operations, although we also borrowed under a new credit facility in the fourth quarter of fiscal 2007 primarily to finance our share repurchase program. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure. During the first quarter of fiscal 2008, we also used our capital resources to repurchase shares of our Class A common stock. See Notes I and J to the accompanying consolidated financial statements for further information with respect to our credit facility and our share repurchase program, respectively.
We had a working capital deficit of $28.4 million at March 25, 2008 compared to a working capital surplus of $24.4 million at December 25, 2007. The decrease in working capital from December 25, 2007 to March 25, 2008 resulted primarily from a decrease in cash and cash equivalents of $48.5 million driven by the $47.9 million used in share repurchases and the $15.0 million used to repay long-term debt, a decrease in short-term investments of $13.5 million, a decrease in trade and other accounts receivable of $9.3 million, partially offset by an increase in prepaid expenses of $5.9 million and a decrease in accrued expenses of $13.7 million. We expect our ability to generate strong cash flows from operations to continue into the future.
A summary of our cash flows, for the periods indicated, is as follows (in thousands):

	For the thirteen weeks ended
Cash provided by (used in):	March 25, 2008	March 27, 2007
Operating activities	$25,495	$26,511
Investing activities	$(12,960)	$(47,199)
Financing activities	$(61,037)	$5,428
Operating Activities
Funds provided by operating activities for the thirteen weeks ended March 25, 2008 primarily resulted from net income, depreciation and amortization, and a decrease in trade and other accounts receivable, partially offset by an increase in prepaid expenses and a decrease in non-acquisition accrued expenses. Funds provided by operating activities for the thirteen weeks ended March 27, 2007 primarily resulted from net income, depreciation and amortization and a decrease in trade and other receivables and prepaid expenses, partially offset by a decrease in non-acquisition accrued expenses.
Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the thirteen weeks ended
	March 25, 2008	March 27, 2007
New bakery-cafe and fresh dough facilities	$15,233	$21,441
Bakery-cafe and fresh dough facility improvements	3,604	5,609
Other capital needs	583	624

Total	$19,420	$27,674

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal year 2008 of approximately $80 million to $90 million, which consists of the following: $50 million to $55 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $17 million to $19 million related to the remodeling of existing bakery-cafes; $4 million to $5 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $9 million to $11 million of other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. Our fiscal 2008 projection of capital expenditures for new Company-owned bakery-cafes reflects our decision to reduce our fiscal 2008 bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the rate of our return on invested capital improves, we will once again consider expanding development as appropriate.
We used $0.9 million of cash flows for acquisitions in the thirteen weeks ended March 25, 2008 and $34.0 million in the thirteen weeks ended March 27, 2007, net of cash acquired. In the thirteen weeks ended March 25, 2008, we made required payments of the remaining acquisition purchase price of $0.7 million, including accrued interest, for our two acquisitions completed in the first quarter of 2007 and we paid additional purchase price of approximately $0.2 million related to certain income tax refunds for the first quarter 2007 Paradise acquisition. As of March 25, 2008, we had a total of $1.8 million of accrued purchase price resulting from acquisitions completed in fiscal year 2007, which we anticipate will be paid within the next twelve months. In the first quarter of fiscal 2007, we acquired 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary, and four bakery-cafes, as well as two bakery-cafes still under construction, from franchisees. Additionally, in the first quarter of fiscal 2007, we made required payments of the remaining acquisition purchase price for one of our acquisitions in fiscal 2006.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund sold as an alternative to traditional money-market funds. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. We assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.930 per unit, or $14.9 million, as of March 25, 2008 and $0.960 per unit, or $23.2 million, as of December 26, 2007. Accordingly, we recognized an unrealized loss on the Columbia Portfolio units of $0.3 million in the thirteen weeks ended March 25, 2008 and included the loss in net cash provided by operating activities. During the thirteen weeks ended March 25, 2008, we received $8.0 million of cash redemptions, which we classified as investment maturity proceeds provided by investing activities, and recognized $0.1 million of realized gains upon these redemptions. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. We have included $9.7 million of the remaining units of the Columbia Portfolio in short-term investments in our accompanying consolidated financial statements at March 25, 2008, as we reasonably believe it will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management; however, no formal commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio. The remaining $5.2 million of the Columbia Portfolio units have been classified as long-term investments in our accompanying consolidated financial statements at March 25, 2008.

As of March 25, 2008 and December 25, 2007, we had no investments in United States treasury notes and government agency securities. During the thirteen weeks ended March 25, 2008 and March 27, 2007, we made no additional purchases of investments. During the thirteen weeks ended March 27, 2007, $16.0 million of investments in government securities matured or were called by the issuer. We recognized interest income on investments in government securities of $0.2 million, which includes premium amortization of $0.02 million, during the thirteen weeks ended March 27, 2007 and is classified in other (income) expense, net in our accompanying consolidated financial statements.
Financing Activities
Financing activities for the thirteen weeks ended March 25, 2008 included $2.1 million received from the exercise of stock options, $0.8 million received from the issuance of common stock under employee benefit plans, $0.2 million received from the tax benefit from exercise of stock options, and $48.0 million used to repurchase our Class A common stock, $15.0 million used on net repayments under our credit facility, and $1.1 million used for debt issuance costs. Financing activities for the thirteen weeks ended March 27, 2007 included $3.7 million received from the exercise of stock options, $1.3 million received from the tax benefit from exercise of stock options, and $0.4 million received from the issuance of common stock under employee benefit plans.
On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which are subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated on December 12, 2007 and no shares were purchased under that program. However, shares of Class A common stock were subsequently repurchased under the Rule 10b5-1 plan. During the first quarter of fiscal 2008, we repurchased a total of 1,413,358 shares of Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million under the 10b5-1 plan, which completed our share repurchase program. See Note J to the accompanying consolidated financial statements for further information with respect to our share repurchase programs.
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, or the Original Credit Agreement. Pursuant to a request by us under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increases the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. See Note I to the accompanying consolidated financial statements for further information with respect to the credit facility.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2007, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the accompanying consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 25, 2007.
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal year 2008 of approximately $80 million to $90 million, which consists of the following: $50 million to $55 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $17 million to $19 million related to the remodeling of existing bakery-cafes; $4 million to $5 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $9 million to $11 million of expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, as well as available borrowings under our existing credit facility.
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
Off-Balance Sheet Arrangement — We are the prime tenant for operating leases of 14 franchisee locations and a guarantor for operating leases of 15 locations of our former Au Bon Pain division or its franchisees. The leases have terms expiring on various dates from June 2008 to December 2022 and had a potential amount of future rental payments of approximately $18.8 million as of March 25, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of March 25, 2008, as we do not believe it is probable we would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
Our 51-percent owned subsidiary, Paradise, has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 2009 to January 2014 and had a potential amount of rental payments of approximately $3.0 million at March 25, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of March 25, 2008, as we do not believe it is probable Paradise would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.

Under the February 1, 2007 agreement to purchase 51 percent of the outstanding stock of Paradise, we have the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if we do not exercise our right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase our 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements. Currently, only our 51 percent interest in Paradise would be impacted.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on our future consolidated financial statements. Additionally, because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations, and cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2007.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 25, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 25, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 25, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under the Securities Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in these lawsuits and we are prepared to vigorously defend the lawsuits. There can be no assurance, however, that we will be successful, and an adverse resolution of either lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our accompanying Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 2005 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our accompanying Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our accompanying Consolidated Balance Sheets.
On March 19, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Marion Taylor, a former employee of ours. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. We believe we have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our accompanying Consolidated Balance Sheets.

Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 25, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934 to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which are subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated December 12, 2007 and no shares were purchased under that program. However, shares were subsequently repurchased under the Rule 10b5-1 plan. The repurchase program as approved by our Board of Directors was completed during the first quarter of fiscal 2008. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares.
During the first quarter of fiscal 2008, we repurchased Class A common stock as follows:

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares That
	Total Number			as Part of Publicly	May Yet Be Purchased
	of Shares		Average Price	Announced	Under the Announced
Period	Purchased		Paid per Share	Program	Program
December 26, 2007 - January 22, 2008	1,413,358	(1)	$33.87	1,413,358	$—
January 23, 2008 - February 26, 2008	—		$—	—	$—
February 27, 2008 - March 25, 2008	3,238	(2)	$37.25	—	$—

Total	1,416,596		$33.88	1,413,358	$—

(1)
We repurchased 1,413,358 shares of Class A common stock under a Rule 10b5-1 plan pursuant to a share repurchase program that we publicly announced on November 28, 2007. Our board of directors approved the repurchase by us of shares of our Class A common stock having a value of up to $75.0 million in the aggregate pursuant to the share repurchase program, which expired on January 15, 2008. For further information regarding the share repurchase program, refer to Note J to the accompanying consolidated financial statements.

(2)
Represents Class A common stock surrendered by participants in the 2005 Long-Term Incentive Program (“2005 LTIP”) and repurchased by us pursuant to the terms of the 2005 LTIP and the applicable award agreements and not pursuant to publicly announced share repurchase programs.

Item 6. Exhibits

Exhibit
Number	Description

10.1
Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among Panera Bread Company, Bank of America, N.A., as administrative agent, other Lenders party thereto, Banc of America Securities LLC, as sole lead arranger and sole book manager, and Wells Fargo Bank, N.A., as syndication agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2008.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (REGISTRANT)
Dated: May 5, 2008	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: May 5, 2008	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (on behalf of registrant and as principal financial officer)

Dated: May 5, 2008	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: May 5, 2008	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director of Accounting and External Reporting, Chief Accounting Officer (on behalf of registrant and as principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among Panera Bread Company, Bank of America, N.A., as administrative agent, other Lenders party thereto, Banc of America Securities LLC, as sole lead arranger and sole book manager, and Wells Fargo Bank, N.A., as syndication agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2008.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.