Form 10-Q
period 2008-06-24
PANERA BREAD CO
filed 2008-08-04
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2008
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
Yes ☐ No ☑
As of July 29, 2008, 29,056,453 shares and 1,398,242 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 24, 2008	December 25, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,117	$68,242
Short-term investments	10,888	23,198
Trade accounts receivable, net	16,243	25,152
Other accounts receivable	6,091	11,640
Inventories	11,287	11,394
Prepaid expenses	9,203	5,299
Deferred income taxes	8,117	7,199

Total current assets	83,946	152,124
Property and equipment, net	427,168	429,992
Other assets:
Goodwill	87,322	87,092
Other intangible assets, net	21,251	21,827
Long-term investments	2,656	—
Deposits and other	11,652	7,717

Total other assets	122,881	116,636

Total assets	$633,995	$698,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,413	$6,326
Accrued expenses	110,570	121,440

Total current liabilities	117,983	127,766
Long-term debt	18,000	75,000
Deferred rent	36,255	33,569
Other long-term liabilities	19,702	14,238

Total liabilities	191,940	250,573
Commitments and contingencies (Note F)
Minority interest	2,892	2,015
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,141,793 issued and 29,030,767 outstanding in 2008; and 30,213,869 issued and 30,098,275 outstanding in 2007	3	3
Class B, 10,000,000 shares authorized; 1,398,242 issued and outstanding in 2008 and 1,398,588 in 2007	—	—
Treasury stock, carried at cost	(1,364)	(1,188)
Additional paid-in capital	133,415	168,386
Retained earnings	307,109	278,963

Total stockholders’ equity	439,163	446,164

Total liabilities and stockholders’ equity	$633,995	$698,752

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Revenues:
Bakery-cafe sales	$274,396	$209,626	$534,842	$406,744
Franchise royalties and fees	18,103	17,010	35,539	33,269
Fresh dough sales to franchisees	28,369	26,323	55,466	52,621

Total revenue	320,868	252,959	625,847	492,634
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	83,011	64,128	162,339	122,145
Labor	85,456	67,389	170,204	129,860
Occupancy	22,176	16,356	43,584	31,893
Other operating expenses	36,833	29,560	70,164	55,320

Total bakery-cafe expenses	227,476	177,433	446,291	339,218
Fresh dough cost of sales to franchisees	27,471	23,592	53,401	46,412
Depreciation and amortization	16,235	14,063	32,374	27,398
General and administrative expenses	21,638	17,377	43,457	34,514
Pre-opening expenses	879	1,642	2,006	2,779

Total costs and expenses	293,699	234,107	577,529	450,321

Operating profit	27,169	18,852	48,318	42,313
Interest expense	144	39	1,173	171
Other (income) expense, net	492	4	347	(586)

Income before minority interest and income taxes	26,533	18,809	46,798	42,728
Income allocable to minority interest	516	79	877	192

Income before income taxes	26,017	18,730	45,921	42,536
Income taxes	10,311	6,095	17,775	14,857

Net income	$15,706	$12,635	$28,146	$27,679

Per share data:
Net income per share
Basic	$0.52	$0.40	$0.94	$0.88

Diluted	$0.52	$0.39	$0.93	$0.86

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,970	31,683	29,930	31,616

Diluted	30,338	32,250	30,240	32,225

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
Cash flows from operations:
Net income	$28,146	$27,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,374	27,398
Stock-based compensation expense	3,646	4,480
Tax benefit from exercise of stock options	(1,656)	(3,388)
Income allocable to minority interest	877	192
Deferred income taxes	(3,299)	(4,967)
Other	1,022	666
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	14,458	5,197
Inventories	107	(304)
Prepaid expenses	(3,904)	(6,804)
Accounts payable	1,087	(1,933)
Accrued expenses	(3,657)	7,566
Deferred rent	2,686	2,068
Other long-term liabilities	5,391	3,035

Net cash provided by operating activities	77,278	60,885

Cash flows from investing activities:
Additions to property and equipment	(35,372)	(53,697)
Proceeds from sale of bakery-cafe	—	1,844
Acquisitions, net of cash acquired	(2,694)	(68,934)
Investment maturities proceeds	8,807	20,000
Increase in deposits and other	(495)	(1,446)

Net cash used in investing activities	(29,754)	(102,233)

Cash flows from financing activities:
Repurchase of common stock	(48,054)	—
Net payments under credit facility	(57,000)	—
Exercise of employee stock options	9,782	5,643
Tax benefit from exercise of stock options	1,656	3,388
Proceeds from issuance of common stock under employee benefit plans	1,120	906
Capitalized debt issuance costs	(1,153)	—

Net cash (used in) provided by financing activities	(93,649)	9,937

Net decrease in cash and cash equivalents	(46,125)	(31,411)
Cash and cash equivalents at beginning of period	68,242	52,097

Cash and cash equivalents at end of period	$22,117	$20,686

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
Beginning in the first quarter of fiscal 2008, the Company changed the classification of certain amounts in costs and expenses between fresh dough cost of sales to franchisees and cost of food and paper products in the Consolidated Statements of Operations. The Company has reclassified prior period financial statements in order to conform to the current presentation. These classification changes have no effect on previously reported operating profit.
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
The Company’s $21.6 million and $70.7 million in cash equivalents at June 24, 2008 and December 26, 2007, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At June 24, 2008, the Company’s short-term and long-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.

As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.890 per unit, or $13.5 million, as of June 24, 2008, and $0.960 per unit, or $23.2 million, as of the date of adoption, December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains (losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

Balance, December 26, 2007	$23,198
Realized gains/(losses)	116
Unrealized gains/(losses) relating to instruments still held at the reporting date	(271)
Principal redemptions	(8,145)

Balance, March 25, 2008	$14,898

Realized gains/(losses)	23
Unrealized gains/(losses) relating to instruments still held at the reporting date	(576)
Principal redemptions	(801)

Balance, June 24, 2008	$13,544

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. Between June 24, 2008 and August 1, 2008, the Company has received an additional $2.6 million of principal redemption of Columbia Portfolio units at approximately $0.971 per unit. The Company included $10.9 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at June 24, 2008, as the Company reasonably believes the cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, no formal commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio. The remaining $2.6 million of the fair value of the Company’s Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at June 24, 2008.
NOTE C-BUSINESS COMBINATIONS
There were no business combinations consummated during the thirteen and twenty-six weeks ended June 24, 2008. During the twenty-six weeks ended June 24, 2008, the Company paid approximately $2.5 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the relevant asset purchase agreements. In addition, during the twenty-six weeks ended June 24, 2008, the Company paid additional purchase price of approximately $0.2 million in connection with the Paradise acquisition completed in the first quarter of fiscal 2007 as a result of the settlement of certain purchase price adjustments. There was no accrued purchase price remaining as of June 24, 2008 while $2.5 million was outstanding as of December 25, 2007.
NOTE D-INVENTORIES
Inventories consist of the following (in thousands):

	June 24, 2008	December 25, 2007
Food:
Fresh dough facilities:
Raw materials	$2,932	$2,849
Finished goods	576	421
Bakery-cafes:
Raw materials	6,023	6,353
Paper goods	1,655	1,635
Retail merchandise	101	136

	$11,287	$11,394

NOTE E-ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 24, 2008	December 25, 2007
Compensation and related employment taxes	$23,136	$19,647
Unredeemed gift cards	22,545	30,081
Insurance	11,666	9,155
Capital expenditures	11,034	17,473
Taxes, other than income tax	9,656	1,662
Fresh dough operations	5,695	5,663
Rent	4,892	5,251
Advertising	4,678	5,367
Deferred revenue	4,327	1,393
Utilities	3,793	3,735
Deferred acquisition purchase price (Note C)	—	2,501
Share repurchase settlement	—	11,220
Other	9,148	8,292

	$110,570	$121,440

NOTE F-COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company is the prime tenant for operating leases of 15 franchisee locations and a guarantor for operating leases of 15 locations of its former Au Bon Pain division or its franchisees. These leases have terms expiring on various dates from June 30, 2008 to December 31, 2023 and had a potential amount of future rental payments of approximately $19.7 million as of June 24, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of June 24, 2008, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to the leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
The Company’s 51-percent owned subsidiary, Paradise, has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 31, 2009 to January 31, 2014 and had a potential amount of future rental payments of approximately $2.7 million as of June 24, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of June 24, 2008, as the Company does not believe it is probable that Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.
During the first quarter of fiscal 2008, the Company recorded a reserve relating to the termination of operating leases for specific sites where a determination was made to no longer develop those sites. No significant changes were made to the accrual during the thirteen weeks ended June 24, 2008. As of June 24, 2008, the Company had approximately $1.2 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.

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
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and it is prepared to vigorously defend the lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
Other
The Company is subject to on-going federal and state income tax audits and any unfavorable rulings could materially and adversely affect its financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in the consolidated financial statements.

NOTE G-INCOME TAXES
During the thirteen and twenty-six weeks ended June 24, 2008, in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, the Company increased its unrecognized tax benefits by $3.9 million and $4.0 million, respectively, including interest expense of $0.6 million in each period, for potential exposures relating to various ongoing tax audits. As a result, the Company had $6.6 million of total unrecognized tax benefit liabilities as of June 24, 2008, including accrued penalties and interest of $1.0 million. Net uncertain tax positions of $3.4 million as of June 24, 2008, which includes interest and penalties, would favorably impact the Company’s effective tax rate if these net liabilities were reversed. The remaining net uncertain tax positions of $3.2 million primarily relate to the reversal recorded directly to Stockholders’ Equity in the Consolidated Balance Sheets during the thirteen weeks ended June 24, 2008 of tax benefits previously recognized for certain stock options exercised in prior years. The Company does not currently expect any significant changes to the unrecognized tax benefits within twelve months of June 24, 2008.
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

Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Revenues:
Company bakery-cafe operations	$274,396	$209,626	$534,842	$406,744
Franchise operations	18,103	17,010	35,539	33,269
Fresh dough operations	51,552	43,383	100,823	86,138
Intercompany sales eliminations	(23,183)	(17,060)	(45,357)	(33,517)

Total revenues	$320,868	$252,959	$625,847	$492,634

Segment profit:
Company bakery-cafe operations	$46,920	$32,193	$88,551	$67,526
Franchise operations	15,951	14,621	31,290	28,968
Fresh dough operations	898	2,731	2,065	6,209

Total segment profit	$63,769	$49,545	$121,906	$102,703

Depreciation and amortization	16,235	14,063	32,374	27,398
Unallocated general and administrative expenses	19,486	14,988	39,208	30,213
Pre-opening expenses	879	1,642	2,006	2,779
Interest expense	144	39	1,173	171
Other (income) expense, net	492	4	347	(586)
Income allocable to minority interest	516	79	877	192

Income before income taxes	$26,017	$18,730	$45,921	$42,536

Depreciation and amortization:
Company bakery-cafe operations	$13,234	$10,809	$26,249	$20,935
Fresh dough operations	1,975	2,125	3,966	4,186
Corporate administration	1,026	1,129	2,159	2,277

Total depreciation and amortization	$16,235	$14,063	$32,374	$27,398

Capital expenditures:
Company bakery-cafe operations	$14,918	$22,079	$33,334	$45,589
Fresh dough operations	387	2,089	838	6,028
Corporate administration	647	1,855	1,200	2,080

Total capital expenditures	$15,952	$26,023	$35,372	$53,697

	June 24, 2008	December 25, 2007
Segment assets:
Company bakery-cafe operations	$508,757	$514,528
Franchise operations	3,161	6,179
Fresh dough operations	51,512	55,350

Total segment assets	$563,430	$576,057

Unallocated trade and other accounts receivable	1,769	2,468
Unallocated property and equipment	14,045	15,016
Unallocated deposits and other	6,612	4,592
Other unallocated assets	48,139	100,619

Total assets	$633,995	$698,752

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE I-EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Amounts used for basic and diluted per share calculations:
Net income	$15,706	$12,635	$28,146	$27,679

Weighted average number of shares outstanding — basic	29,970	31,683	29,930	31,616
Effect of dilutive securities:
Employee stock options	256	501	187	543
Employee restricted stock	85	60	60	58
Employee performance awards	27	6	63	8

Weighted average number of shares outstanding — diluted	30,338	32,250	30,240	32,225

Basic earnings per common share:
Net income	$0.52	$0.40	$0.94	$0.88

Diluted earnings per common share:
Net income	$0.52	$0.39	$0.93	$0.86

For the thirteen and twenty-six weeks ended June 24, 2008, options and restricted stock for 0.4 million and 0.6 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the thirteen and twenty-six weeks ended June 26, 2007, options and restricted stock for 0.3 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE J- CREDIT FACILITY
The Company and certain of its direct and indirect subsidiaries, as guarantors, are parties to an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A., and other lenders party thereto, which provides for a secured revolving credit facility of $250.0 million to be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. The credit facility, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of default.
As of June 24, 2008, the Company had an $18.0 million LIBOR rate loan outstanding under the credit facility based on a one-month LIBOR rate of 2.45 percent plus an Applicable Rate of 0.75 percent. The Company incurred an inconsequential amount of commitment fees for the fiscal quarter ended June 24, 2008. As of June 24, 2008, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest on the credit facility was $0.07 million.
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its future consolidated financial statements. Currently, only the Company’s 51 percent interest in Paradise would be impacted by SFAS No. 160.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.
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
Beginning in the first quarter of fiscal 2008, we changed the classification of certain amounts in costs and expenses between fresh dough cost of sales to franchisees and cost of food and paper products in the accompanying Consolidated Statements of Operations. We have reclassified prior period financial statements in order to conform to the current presentation. These classification changes have no effect on previously reported operating profit.
For the thirteen weeks ended June 24, 2008, we earned $0.52 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 5.5 percent (6.5 percent for Company-owned bakery-cafes and 4.8 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 3.8 percent to $39,717 ($38,734 for Company-owned bakery-cafes and $40,464 for franchise-operated bakery-cafes); and 19 new bakery-cafes opened system-wide, including six Company-owned and 13 franchise-operated, and one Company-owned bakery-cafe closed. The second quarter fiscal 2008 results of $0.52 per diluted share also included a $0.02 per diluted share impact of an unfavorable tax adjustment and a $0.01 per diluted share impact from the further write-down of our investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio. Our results for the thirteen weeks ended June 24, 2008 also reflect the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”
For the twenty-six weeks ended June 24, 2008, we earned $0.93 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 3.9 percent (5.0 percent for Company-owned bakery-cafes and 3.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 2.1 percent to $39,107 ($38,062 for Company-owned bakery-cafes and $39,903 for franchise-operated bakery-cafes); 46 new bakery-cafes opened system-wide, including 20 Company-owned bakery-cafes and 26 franchise-operated bakery-cafes; and six bakery-cafes closed system-wide, including four Company-owned bakery-cafes and two franchise-operated bakery-cafes. In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we recorded a charge of $2.8 million, or $0.07 per diluted share for the twenty-six weeks ended June 24, 2008, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the twenty-six weeks ended June 24, 2008 of $0.93 per diluted share also included an aggregate $0.03 per diluted share impact from the second quarter unfavorable tax adjustment and investment write-down as well as the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Revenues:
Bakery-cafe sales	85.5%	82.9%	85.5%	82.6%
Franchise royalties and fees	5.6	6.7	5.7	6.7
Fresh dough sales to franchisees	8.8	10.4	8.9	10.7

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.3%	30.6%	30.4%	30.0%
Labor	31.1	32.1	31.8	31.9
Occupancy	8.1	7.8	8.1	7.8
Other operating expenses	13.4	14.1	13.1	13.6

Total bakery-cafe expenses	82.9	84.6	83.4	83.4
Fresh dough cost of sales to franchisees (2)	96.8	89.6	96.3	88.2
Depreciation and amortization	5.1	5.6	5.2	5.6
General and administrative expenses	6.7	6.9	6.9	7.0
Pre-opening expenses	0.3	0.6	0.3	0.6

Total costs and expenses	91.5	92.5	92.3	91.4

Operating profit	8.5	7.5	7.7	8.6
Interest expense	—	—	0.2	—
Other (income) expense, net	0.2	—	0.1	(0.1)

Income before minority interest and income taxes	8.3	7.4	7.4	8.6
Income allocable to minority interest	0.2	—	0.1	—

Income before income taxes	8.1	7.4	7.3	8.6
Income taxes	3.2	2.4	2.8	3.0

Net income	4.9%	5.0%	4.5%	5.6%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	June 24, 2008	June 26, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	543	430
Bakery-cafes opened	6	17
Bakery-cafes closed	(1)	(3)
Bakery-cafes acquired from franchisees	—	32
Bakery-cafe sold to a franchisee	—	(1)

End of period	548	475

Franchise-operated:
Beginning of period	709	671
Bakery-cafes opened	13	22
Bakery-cafes closed	—	(2)
Bakery-cafes sold to Company	—	(32)
Bakery-cafe purchased from Company	—	1

End of period	722	660

System-wide:
Beginning of period	1,252	1,101
Bakery-cafes opened	19	39
Bakery-cafes closed	(1)	(5)

End of period	1,270	1,135

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	532	391
Bakery-cafes opened	20	31
Bakery-cafes closed	(4)	(4)
Bakery-cafes acquired from franchisees	—	36
Bakery-cafe sold to a franchisee	—	(1)
Bakery-cafes acquired	—	22

End of period	548	475

Franchise-operated:
Beginning of period	698	636
Bakery-cafes opened	26	39
Bakery-cafes closed	(2)	(2)
Bakery-cafes sold to Company	—	(36)
Bakery-cafe purchased from Company	—	1
Bakery-cafes acquired	—	22

End of period	722	660

System-wide:
Beginning of period	1,230	1,027
Bakery-cafes opened	46	70
Bakery-cafes closed	(6)	(6)
Bakery-cafes acquired	—	44

End of period	1,270	1,135

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	June 24, 2008	June 26, 2007
Company-owned	6.5%	1.7%
Franchise-operated	4.8%	2.3%
System-wide	5.5%	2.1%

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
Company-owned	5.0%	0.6%
Franchise-operated	3.3%	1.3%
System-wide	3.9%	1.1%
Results of Operations
Revenues
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
Total revenues for the thirteen weeks ended June 24, 2008 increased 26.8 percent to $320.9 million compared to $253.0 million for the thirteen weeks ended June 26, 2007. The growth in total revenue for the thirteen weeks ended June 24, 2008 compared to the same period in 2007 is primarily due to the opening of 145 new bakery-cafes system-wide since June 26, 2007, and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended June 24, 2008 of 5.5 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
System-wide average weekly sales	$39,717	$38,273	3.8%
Total revenues for the twenty-six weeks ended June 24, 2008 increased 27.0 percent to $625.8 million compared to $492.6 million for the twenty-six weeks ended June 26, 2007. The growth in total revenue for the twenty-six weeks ended June 24, 2008 compared to the same period in 2007 is primarily due to the opening of 145 new bakery-cafes system-wide since June 26, 2007, and the increase in system-wide comparable bakery-cafe sales for the twenty-six weeks ended June 24, 2008 of 3.9 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the 26 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
System-wide average weekly sales	$39,107	$38,315	2.1%
Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of stores in the comparable bakery-cafe base.

Bakery-cafe sales for the thirteen weeks ended June 24, 2008 increased 30.9 percent to $274.4 million compared to $209.6 million for the thirteen weeks ended June 26, 2007. The increase in bakery-cafe sales for the thirteen weeks ended June 24, 2008 compared to the same period in 2007 is primarily due to the opening of 78 new Company-owned bakery-cafes since June 26, 2007, the impact from a full fiscal quarter’s operations of the 32 bakery-cafes acquired from franchisees, and to the 6.5 percent increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended June 24, 2008. This 6.5 percent increase in comparable bakery-cafe sales was driven by approximately 5.5 percent in average sales price increases and approximately 1.0 percent from transaction/mix growth in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.6 percentage points to 85.5 percent for the thirteen weeks ended June 24, 2008 as compared to 82.9 percent for the same period in 2007. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 17.8 percent and 82.2 percent, respectively, of the $64.8 million increase in sales from the comparable period in 2007. In addition, average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended June 24, 2008 increased primarily due to the price increases previously mentioned and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
Company-owned average weekly sales	$38,734	$37,050	4.5%
Company-owned number of operating weeks	7,084	5,658	25.2%
Bakery-cafe sales for the twenty-six weeks ended June 24, 2008 increased 31.5 percent to $534.8 million compared to $406.7 million for the twenty-six weeks ended June 26, 2007. The increase in bakery-cafe sales for the twenty-six weeks ended June 24, 2008 compared to the same period in 2007 is primarily due to the opening of 78 new Company-owned bakery-cafes since June 26, 2007, the impact from two full quarter’s operations of the 36 bakery-cafes acquired from franchisees, and to the 5.0 percent increase in comparable Company-owned bakery-cafe sales for the twenty-six weeks ended June 24, 2008. This 5.0 percent increase in comparable bakery-cafe sales was driven by approximately 4.3 percent in average sales price increases and approximately 0.7 percent from transaction/mix growth in comparison to the same period in the prior year. Bakery-cafe sales were also positively impacted by a full two fiscal quarters of revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.9 percentage points to 85.5 percent for the twenty-six weeks ended June 24, 2008 as compared to 82.6 percent for the same period in 2007. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 13.3 percent and 86.7 percent, respectively, of the $128.1 million increase in sales from the comparable period in 2007. In addition, average weekly sales for Company-owned bakery-cafes for the twenty-six weeks ended June 24, 2008 increased primarily due to the price increases previously mentioned and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 26 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
Company-owned average weekly sales	$38,062	$36,947	3.0%
Company-owned number of operating weeks	14,052	11,009	27.6%
Franchise royalties and fees for the thirteen weeks ended June 24, 2008 increased 6.5 percent to $18.1 million compared to $17.0 million for the thirteen weeks ended June 26, 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 13 Weeks Ended
	June 24, 2008	June 26, 2007
Franchise royalties	$17,749	$16,230
Franchise fees	354	780

Total	$18,103	$17,010

The increase in royalty revenue for the thirteen weeks ended June 24, 2008 compared to the same period in 2007 can be attributed to the opening of 67 franchise-operated bakery-cafes since June 26, 2007 and to the 4.8 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended June 24, 2008, partially offset by the impact of a full quarter’s operations without the 32 bakery-cafes sold by franchisees to the Company during the second quarter of fiscal year 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 44.7 percent and 55.3 percent, respectively, of the $31.7 million increase in sales from the comparable period in 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
Franchise-operated average weekly sales	$40,464	$39,056	3.6%
Franchise-operated number of operating weeks	9,319	8,842	5.4%
Franchise royalties and fees for the twenty-six weeks ended June 24, 2008 increased 6.6 percent to $35.5 million compared to $33.3 million for the twenty-six weeks ended June 27, 2006. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
Franchise royalties	$34,649	$31,924
Franchise fees	890	1,345

Total	$35,539	$33,269

The increase in royalty revenue for the twenty-six weeks ended June 24, 2008 compared to the same period in 2007 can be attributed to the opening of 67 franchise-operated bakery-cafes since June 26, 2007 and to the 3.3 percent increase in comparable franchise-operated bakery-cafe sales for the twenty-six weeks ended June 24, 2008. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially offset by the impact of a full twenty-six weeks of operations without the 36 bakery-cafes sold by franchisees to the Company in fiscal year 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 34.0 percent and 66.0 percent, respectively, of the $56.1 million increase in sales from the comparable period in 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 26 Weeks Ended		Percentage
	June 24, 2008	June 26, 2007	Change
Franchise-operated average weekly sales	$39,903	$39,182	1.8%
Franchise-operated number of operating weeks	18,454	17,362	6.3%
As of June 24, 2008, there were 722 franchise-operated bakery-cafes open and commitments to open 299 additional franchise-operated bakery-cafes. We expect these bakery-cafes to open according to the timetables established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority opening in the next four to five years. In fiscal 2008, we expect our area developers to open approximately 60 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
Fresh dough sales to franchisees for the thirteen weeks ended June 24, 2008 increased 8.0 percent to $28.4 million compared to $26.3 million for the thirteen weeks ended June 26, 2007. Fresh dough sales to franchisees for the twenty-six weeks ended June 24, 2008 increased 5.5 percent to $55.5 million compared to $52.6 million for the twenty-six weeks ended June 26, 2007. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since June 26, 2007, higher overall franchise-operated bakery-cafe sales demonstrated by the 4.8 percent and 3.3 percent increase in comparable franchise-operated bakery-cafe sales percentages for the thirteen and twenty-six weeks ended June 24, 2008, respectively, and due to increases in our sales prices of dough products to franchisees compared to the same periods in the prior year.

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
The cost of food and paper products decreased to 30.3 percent of bakery-cafe sales for the thirteen weeks ended June 24, 2008 compared to 30.6 percent of bakery-cafe sales for the comparable period in 2007. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to category management initiatives, operational focus on transaction growth, sales price increases, and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended June 24, 2008, there was an average of 61.4 bakery-cafes per fresh dough facility, compared to an average of 55.0 for the same period in 2007. Partially offsetting these decreases were commodity cost increases on items such as dairy, produce, gasoline, wheat and proteins, coupled with general inflationary cost increases, a shift in consumer demand to products involving higher ingredient costs and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. For the thirteen weeks ended June 24, 2008, the average cost of fuel was $4.38 per gallon compared to an average of $2.99 per gallon for the same period in 2007.
The cost of food and paper products increased to 30.4 percent of bakery-cafe sales for the twenty-six weeks ended June 24, 2008 compared to 30.0 percent of bakery-cafe sales for the twenty-six weeks ended June 26, 2007. This increase in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to commodity cost increases on items such as dairy, produce, gasoline, wheat and proteins, coupled with general inflationary cost increases, which outpaced the increase in sales prices over the same periods, a shift in consumer demand to products involving higher ingredient costs, and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. For the twenty-six weeks ended June 24, 2008, the average cost of fuel was $4.03 per gallon compared to $2.87 per gallon for the same period in 2007. Partially offsetting these cost increases were improvements in transaction growth as a result of our category management initiatives, sales price increases, and improved leverage of our fresh dough manufacturing costs resulting from the opening of additional bakery-cafes. For the twenty-six weeks ended June 24, 2008, there was an average of 60.9 bakery-cafes per fresh dough facility compared to an average of 54.2 for the same period in 2007.
Labor expense was $85.5 million, or 31.1 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008 compared to $67.4 million, or 32.1 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007. Labor expense was $170.2 million, or 31.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008 compared to $129.9 million, or 31.9 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007. The labor expense as a percentage of bakery-cafe sales decreased between the thirteen and twenty-six weeks ended June 24, 2008 as compared to the same periods in 2007 primarily as a result of the reduction in fixed labor costs from the removal of Crispani® from the bakery-cafes in the first quarter of 2008, offset partially by higher bakery-cafe labor costs incurred in conjunction with the roll-out of certain operational improvement initiatives focusing on our lunch daypart, labor inefficiencies experienced in our late 2007 bakery-cafe openings, and a modest effect from higher self-insured benefits expense.
Occupancy cost was $22.2 million, or 8.1 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008 compared to $16.4 million, or 7.8 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007. Occupancy cost was $43.6 million, or 8.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008 compared to $31.9 million, or 7.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 24, 2008 compared to the same periods in 2007 was primarily due to rising average per square foot costs in newer markets outpacing the growth in sales.
Other operating expenses were $36.8 million, or 13.4 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008 compared to $29.6 million, or 14.1 percent of bakery-cafe sales, for the thirteen weeks ended June 26, 2007. Other operating expenses were $70.2 million, or 13.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008 compared to $55.3 million, or 13.6 percent of bakery-cafe sales, for the twenty-six weeks ended June 26, 2007. The decrease in other operating expenses rate for the thirteen and twenty-six weeks ended June 24, 2008 compared to the same period in 2007 is primarily due to improved leverage of our expenses due to higher sales coupled with disciplined management of controllable expenses.

Fresh dough facility cost of sales to franchisees were $27.5 million, or 96.8 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 24, 2008, compared to $23.6 million, or 89.6 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 26, 2007. Fresh dough facility cost of sales to franchisees were $53.4 million, or 96.3 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 24, 2008, compared to $46.4 million, or 88.2 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 26, 2007. The increase in the fresh dough facility cost of sales rate for the thirteen and twenty-six weeks ended June 24, 2008 compared to the same periods in 2007 is primarily the result of the year-over-year significant increase in wheat costs and diesel costs per gallon, which were only partially offset by our ability to take price increases. Wheat costs incurred by the Company averaged approximately $16.60 per bushel in the second quarter of fiscal 2008 compared to approximately $5.87 per bushel in the comparable period in fiscal 2007, and averaged approximately $14.80 per bushel in the twenty-six weeks ended June 24, 2008 compared to approximately $5.84 per bushel in the comparable period in fiscal 2007.
General and administrative expenses were $21.6 million, or 6.7 percent of total revenue, for the thirteen weeks ended June 24, 2008 compared to $17.4 million, or 6.9 percent of total revenue, for the thirteen weeks ended June 26, 2007. General and administrative expenses were $43.5 million, or 6.9 percent of total revenue, for the twenty-six weeks ended June 24, 2008 compared to $34.5 million, or 7.0 percent of total revenue, for the twenty-six weeks ended June 26, 2007. General and administrative expenses remained fairly consistent as a percentage of total revenue, reflecting disciplined expense management and improved leverage of our expenses due to higher sales, which was partially offset by higher incentive compensation expense compared to the prior year and a charge of $2.8 million in the twenty-six weeks ended June 24, 2008 related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans.
Other Income and Expense
Other income and expense for the thirteen weeks ended June 24, 2008 increased to $0.5 million of expense, or 0.2 percent of total revenue, from $0.0 million of expense, or 0.0 percent of total revenue, for the thirteen weeks ended June 26, 2007. Other income and expense for the twenty-six weeks ended June 24, 2008 increased to $0.3 million of expense, or 0.1 percent of total revenue, from $0.6 million of income, or 0.1 percent of total revenue, for the twenty-six weeks ended June 26, 2007. The year-over-year change in other income and expense for the thirteen and twenty-six weeks ended June 24, 2008 compared to the same periods in 2007 was primarily from lower interest income in fiscal 2008 resulting from lower cash and investments on-hand in fiscal 2008; a charge of $0.6 million and $0.8 million in the thirteen and twenty-six weeks ended June 24, 2008, respectively, to recognize an unrealized loss on the fair value of its investment in the Columbia Portfolio; and a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. Partially offsetting these items was a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition and a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates.
Income Taxes
The provision for income taxes increased to $10.3 million for the thirteen weeks ended June 24, 2008 compared to $6.1 million for the thirteen weeks ended June 26, 2007. The provision for income taxes increased to $17.8 million for the twenty-six weeks ended June 24, 2008, compared to $14.9 million for the twenty-six weeks ended June 26, 2007. The tax provision for the thirteen weeks ended June 24, 2008 and June 26, 2007 reflects a combined federal, state, and local effective tax rate of 39.6 percent and 32.5 percent, respectively. The tax provision for the twenty-six weeks ended June 24, 2008 and June 26, 2007 reflects a combined federal, state, and local effective tax rate of 38.7 percent and 34.9 percent, respectively. The increase in the tax provision and effective tax rate for the thirteen and twenty-six weeks ended June 24, 2008 compared to the same periods in 2007 was primarily a result of a $0.6 million charge in the second quarter of fiscal 2008 for potential exposures related to various tax audits; a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized in the second quarter of fiscal 2007; and the impact of certain changes in state tax laws resulting in a higher effective tax rate in the fiscal 2008 periods compared to fiscal 2007.
Liquidity and Capital Resources
Cash and cash equivalents were $22.1 million at June 24, 2008, compared with $68.2 million at December 25, 2007. This significant decrease is primarily a result of the $48.1 million used in share repurchases and the $57.0 million used to repay long-term debt during the twenty-six weeks ended June 24, 2008, partially offset by cash generated from operations. Our primary source of liquidity is cash provided by operations, although we also borrowed under a credit facility to principally finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had a working capital deficit of $34.0 million at June 24, 2008 compared to a $24.4 million surplus at December 25, 2007. The decrease in working capital from December 25, 2007 to June 24, 2008 resulted primarily from the previously described decrease in cash and cash equivalents of $46.1 million, a decrease in trade and other accounts receivable of $14.5 million, and a decrease in short-term investments of $12.3 million, partially offset by a decrease in accrued expenses of $10.9 million and an increase in prepaid expenses of $3.9 million. We expect our ability to generate strong cash flows from operations to continue into the future.
A summary of our cash flows, for the periods indicated, is as follows (in thousands):

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
Cash provided by (used in):
Operating activities	$77,278	$60,885
Investing activities	(29,754)	(102,233)
Financing activities	(93,649)	9,937

Total	$(46,125)	$(31,411)

Operating Activities
Funds provided by operating activities for the twenty-six weeks ended June 24, 2008 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense and deferred income taxes, and a decrease in trade and other accounts receivable, partially offset by an increase in prepaid expenses and a decrease in non-acquisition accrued expenses. Funds provided by operating activities for the twenty-six weeks ended June 26, 2007 primarily resulted from net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation expense and deferred income taxes, a decrease in trade and other receivables and an increase in non-acquisition accrued expenses, partially offset by an increase in prepaid expenses.
Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 24, 2008	June 26, 2007
New bakery-cafe and fresh dough facilities	$25,628	$37,870
Bakery-cafe and fresh dough facility improvements	8,105	13,710
Other capital needs	1,639	2,117

Total	$35,372	$53,697

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal year 2008 of approximately $75 million to $85 million, which consists of the following: $45 million to $50 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $18 million to $20 million related to the remodeling of existing bakery-cafes; $4 million to $5 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $8 million to $10 million of other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. Our fiscal 2008 projection of capital expenditures for new Company-owned bakery-cafes reflects our decision to reduce our fiscal 2008 bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the rate of our return on invested capital improves, we will once again consider expanding development as appropriate.

We used $2.7 million of cash flows for acquisitions in the twenty-six weeks ended June 24, 2008 and $68.9 million in the twenty-six weeks ended June 26, 2007, net of cash acquired. In the twenty-six weeks ended June 24, 2008, we made required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007 and we paid additional purchase price of approximately $0.2 million related to the settlement of certain purchase price adjustments for the first quarter 2007 Paradise acquisition. As of June 24, 2008, we had no accrued purchase price remaining from previously completed acquisitions. In the twenty-six weeks ended June 26, 2007, we made required payments of the remaining acquisition purchase price of $7.5 million, including accrued interest, for certain acquisitions completed in late fiscal 2006 and the first half of fiscal 2007. Additionally, we paid $61.4 million for the acquisitions of 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary, and 36 bakery-cafes, as well as two bakery cafes still under construction, from franchisees.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund sold as an alternative to traditional money-market funds. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. We assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.890 per unit, or $13.5 million, as of June 24, 2008 and $0.960 per unit, or $23.2 million, as of December 25, 2007. Accordingly, we recognized an unrealized loss on the Columbia Portfolio units of $0.8 million in the twenty-six weeks ended June 24, 2008 and included the loss in net cash provided by operating activities. During the twenty-six weeks ended June 24, 2008, we received $8.8 million of cash redemptions at an average net asset value of $0.984, which we classified as investment maturity proceeds provided by investing activities, and recognized $0.1 million of realized gains upon these redemptions. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. We have included $10.9 million of the remaining units of the Columbia Portfolio in short-term investments in our accompanying consolidated financial statements at June 24, 2008, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management; however, no formal commitments on the timing and ability of future redemptions have been made by the Columbia Portfolio. The remaining $2.6 million of the Columbia Portfolio units have been classified as long-term investments in our accompanying consolidated financial statements at June 24, 2008.
As of June 24, 2008 and December 25, 2007, we had no investments in United States treasury notes and government agency securities. During the twenty-six weeks ended June 24, 2008 and June 26, 2007, we made no additional purchases of investments. During the twenty-six weeks ended June 26, 2007, $20.0 million of investments in government securities matured or were called by the issuer. We recognized interest income on investments in government securities of $0.2 million, which includes premium amortization of $0.03 million, during the twenty-six weeks ended June 26, 2007 and is classified in other (income) expense, net in our accompanying consolidated financial statements.
Financing Activities
Financing activities for the twenty-six weeks ended June 24, 2008 included $57.0 million used on net repayments under our credit facility, $48.1 million used to repurchase our Class A common stock, $9.8 million received from the exercise of stock options, $1.7 million received from the tax benefit from the exercise of stock options, $1.2 million used for debt issuance costs, and $1.1 million received from the issuance of common stock under employee benefit plans. Financing activities for the twenty-six weeks ended June 26, 2007 included $5.6 million received from the exercise of stock options, $3.4 million received from the tax benefit from exercise of stock options, and $0.9 received million from the issuance of common stock under employee benefit plans.

On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which were subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated on December 12, 2007 and no shares were purchased under that program. However, shares of Class A common stock were subsequently repurchased under the Rule 10b5-1 plan. During the twenty-six weeks ended June 24, 2008, we repurchased a total of 1,413,358 shares of Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million under the 10b5-1 plan, which completed our share repurchase program.
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

Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal year 2008 of approximately $75 million to $85 million, which consists of the following: $45 million to $50 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $18 million to $20 million related to the remodeling of existing bakery-cafes; $4 million to $5 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $8 million to $10 million of expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, as well as available borrowings under our existing credit facility.
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
Off-Balance Sheet Arrangement — We are the prime tenant for operating leases of 15 franchisee locations and a guarantor for operating leases of 15 locations of our former Au Bon Pain division or its franchisees. The leases have terms expiring on various dates from June 30, 2008 to December 31, 2023 and had a potential amount of future rental payments of approximately $19.7 million as of June 24, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of June 24, 2008, as we do not believe it is probable we would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. Au Bon Pain or the applicable franchisee continues to have primary liability for these operating leases.
Our 51-percent owned subsidiary, Paradise, has guaranteed 10 operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 31, 2009 to January 31, 2014 and had a potential amount of rental payments of approximately $2.7 million at June 24, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of June 24, 2008, as we do not believe it is probable Paradise would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. The applicable franchisee continues to have primary liability for these operating leases.
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
Recent Accounting Pronouncement
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2007.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 24, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 24, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 24, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part II Item 1 of our Quarterly Report on Form 10-Q for quarterly period ended March 25, 2008 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended June 24, 2008.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 24, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2008, we repurchased Class A common stock as follows:

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased as	of Shares That May Yet Be
	Shares Purchased	Average Price	Part of Publicly	Purchased Under the
Period	(1)	Paid per Share	Announced Program	Announced Program
March 26, 2008 — April 22, 2008	1,209	$41.40	—	$—
April 23, 2008 — May 27, 2008	109	$48.67	—	$—
May 28, 2008 — June 24, 2008	12	$35.51	—	$—

Total	1,330	$41.94	—	$—

(1)
Represents Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the applicable award agreements and not pursuant to publicly announced share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders
We held our 2008 Annual Meeting of Stockholders on May 22, 2008. At the 2008 Annual Meeting, our stockholders elected the director nominees and ratified the appointment by our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year ending December 30, 2008.
Our stockholders re-elected Ronald M. Shaich and Fred K. Foulkes as Class I directors, each to serve until our 2011 annual meeting of stockholders and until his successor is elected and qualified. In addition, the terms of office of the following directors continued after the 2008 Annual Meeting: Domenic Colasacco, Larry J. Franklin, W. Austin Ligon, and Charles J. Chapman, III.
The proposals acted upon at the 2008 Annual Meeting and the voting tabulation for each proposal are as follows:

Proposal 1.	To elect two directors to the Board of Directors to serve for a term ending in 2011, or until his successor has been duly elected and qualified:

Director Nominees:	For	Withheld
Ronald M. Shaich
Class A	25,740,850	691,335
Class B	3,954,660	—

Total	29,695,510	691,335
Fred K. Foulkes
Class A	23,676,642	2,755,543
Class B	3,954,660	—

Total	27,631,302	2,755,543

Proposal 2.	To consider and act upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2008.

	For	Against	Abstain
Class A	26,269,421	129,852	32,912
Class B	3,954,660	—	—

Total	30,224,081	129,852	32,912

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (REGISTRANT)
Dated: August 4, 2008	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 4, 2008	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (on behalf of registrant and as principal financial officer)

Dated: August 4, 2008	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: August 4, 2008	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director of Accounting and External Reporting, Chief Accounting Officer (on behalf of registrant and as principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.