Form 10-Q
period 2008-09-23
PANERA BREAD CO
filed 2008-10-31
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2008, 29,260,490 shares and 1,398,242 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 23, 2008	December 25, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,497	$68,242
Short-term investments	7,021	23,198
Trade accounts receivable, net	18,318	25,152
Other accounts receivable	6,897	11,640
Inventories	11,099	11,394
Prepaid expenses	11,925	5,299
Deferred income taxes	8,662	7,199

Total current assets	88,419	152,124
Property and equipment, net	426,841	429,992
Other assets:
Goodwill	87,322	87,092
Other intangible assets, net	20,954	21,827
Long-term investments	1,062	—
Deposits and other	10,871	7,717

Total other assets	120,209	116,636

Total assets	$635,469	$698,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,779	$6,326
Accrued expenses	102,272	121,440

Total current liabilities	110,051	127,766
Long-term debt	—	75,000
Deferred rent	37,702	33,569
Other long-term liabilities	19,930	14,238

Total liabilities	167,683	250,573
Commitments and contingencies (Note F)
Minority interest	3,031	2,015
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,477,149 issued and 29,341,540 outstanding in 2008; and 30,213,869 issued and 30,098,275 outstanding in 2007	3	3
Class B, 10,000,000 shares authorized; 1,398,242 issued and outstanding in 2008 and 1,398,588 in 2007	—	—
Treasury stock, carried at cost	(2,189)	(1,188)
Additional paid-in capital	146,091	168,386
Retained earnings	320,850	278,963

Total stockholders’ equity	464,755	446,164

Total liabilities and stockholders’ equity	$635,469	$698,752

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007
Revenues:
Bakery-cafe sales	$268,486	$232,244	$803,328	$638,988
Franchise royalties and fees	18,144	16,286	53,682	49,555
Fresh dough sales to franchisees	28,565	24,683	84,031	77,304

Total revenue	315,195	273,213	941,041	765,847
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	81,556	72,526	243,895	194,671
Labor	86,639	75,545	256,843	205,405
Occupancy	22,750	18,580	66,334	50,473
Other operating expenses	36,934	32,487	107,098	87,807

Total bakery-cafe expenses	227,879	199,138	674,170	538,356
Fresh dough cost of sales to franchisees	26,982	22,648	80,382	69,060
Depreciation and amortization	16,794	14,990	49,168	42,387
General and administrative expenses	19,951	18,412	63,409	52,928
Pre-opening expenses	868	1,908	2,874	4,687

Total costs and expenses	292,474	257,096	870,003	707,418

Operating profit	22,721	16,117	71,038	58,429
Interest expense	225	28	1,398	199
Other (income) expense, net	461	(145)	806	(731)

Income before minority interest and income taxes	22,035	16,234	68,834	58,961
Income (loss) allocable to minority interest	139	(312)	1,016	(120)

Income before income taxes	21,896	16,546	67,818	59,081
Income taxes	8,156	4,603	25,931	19,459

Net income	$13,740	$11,943	$41,887	$39,622

Per share data:
Net income per share
Basic	$0.46	$0.38	$1.40	$1.25

Diluted	$0.45	$0.37	$1.38	$1.23

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,124	31,812	29,991	31,684

Diluted	30,557	32,163	30,383	32,210

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Cash flows from operations:
Net income	$41,887	$39,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,168	42,387
Stock-based compensation expense	5,685	6,184
Tax benefit from exercise of stock options	(2,957)	(3,427)
Income (loss) allocable to minority interest	1,016	(120)
Deferred income taxes	(3,802)	(6,184)
Other	1,838	676
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	11,577	5,955
Inventories	295	(569)
Prepaid expenses	(6,626)	(3,232)
Accounts payable	1,453	(718)
Accrued expenses	(7,998)	1,182
Deferred rent	4,133	3,591
Other long-term liabilities	4,563	2,489

Net cash provided by operating activities	100,232	87,836

Cash flows from investing activities:
Additions to property and equipment	(50,097)	(86,567)
Proceeds from sale of bakery-cafe	—	1,844
Acquisitions, net of cash acquired	(2,694)	(69,190)
Investment maturities proceeds	13,755	20,000
Increase (decrease) in deposits and other	176	(37)

Net cash used in investing activities	(38,860)	(133,950)

Cash flows from financing activities:
Repurchase of common stock	(48,878)	—
Net payments under credit facility	(75,000)	—
Exercise of employee stock options	15,485	6,236
Tax benefit from exercise of stock options	2,957	3,427
Proceeds from issuance of common stock under employee benefit plans	1,472	1,323
Capitalized debt issuance costs	(1,153)	—

Net cash (used in) provided by financing activities	(105,117)	10,986

Net decrease in cash and cash equivalents	(43,745)	(35,128)
Cash and cash equivalents at beginning of period	68,242	52,097

Cash and cash equivalents at end of period	$24,497	$16,969

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
The Company’s $23.9 million and $70.7 million in cash equivalents at September 23, 2008 and December 26, 2007, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At September 23, 2008, the Company’s short-term and long-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.

As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.80 per unit, or $8.1 million, as of September 23, 2008, and $0.96 per unit, or $23.2 million, as of the date of adoption, December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

	For the 13 weeks ended
	March 25, 2008	June 24, 2008	September 23, 2008
Beginning balance	$23,198	$14,898	$13,544
Net realized and unrealized losses (1)	(271)	(576)	(513)
Redemptions	(8,029)	(778)	(4,948)

Ending balance	$14,898	$13,544	$8,083

(1)
The following amounts, in thousands, represent the total losses included above, which are attributable to the change in unrealized losses relating to the units of the Columbia Portfolio still held as of each reporting end date:

	For the 13 weeks ended
	March 25, 2008	June 24, 2008	September 23, 2008
Total losses	$(481)	$(609)	$(909)

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. Between September 23, 2008 and October 31, 2008, the Company has received an additional $2.3 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.944. The Company included $7.0 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at September 23, 2008, as the Company reasonably believes the cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.1 million of the fair value of the Company’s Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at September 23, 2008.
NOTE C-BUSINESS COMBINATIONS
There were no business combinations consummated during the thirteen and thirty-nine weeks ended September 23, 2008. During the thirty-nine weeks ended September 23, 2008, the Company paid approximately $2.5 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the relevant asset purchase agreements. In addition, during the thirty-nine weeks ended September 23, 2008, the Company paid additional purchase price of approximately $0.2 million in connection with the Paradise acquisition completed in the first quarter of fiscal 2007 as a result of the settlement of certain purchase price adjustments. There was no accrued purchase price remaining as of September 23, 2008 while $2.5 million was outstanding as of December 25, 2007.

NOTE D-INVENTORIES
Inventories consist of the following (in thousands):

	September 23, 2008	December 25, 2007
Food:
Fresh dough facilities:
Raw materials	$2,849	$2,849
Finished goods	608	421
Bakery-cafes:
Raw materials	5,897	6,353
Paper goods	1,667	1,635
Retail merchandise	78	136

	$11,099	$11,394

NOTE E-ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 23, 2008	December 25, 2007
Compensation and related employment taxes	$22,360	$19,647
Unredeemed gift cards	21,037	30,081
Insurance	12,400	9,155
Capital expenditures	11,632	17,473
Fresh dough operations	6,512	5,663
Rent	4,836	5,251
Taxes, other than income tax	4,454	1,662
Utilities	3,538	3,735
Deferred revenue	3,531	1,393
Advertising	3,107	5,367
Deferred acquisition purchase price (Note C)	—	2,501
Share repurchase settlement	—	11,220
Other	8,865	8,292

	$102,272	$121,440

NOTE F-COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company is the prime tenant for operating leases of 19 franchisee locations and a guarantor for operating leases of 14 locations of its former Au Bon Pain division or its franchisees. These leases have terms expiring on various dates from October 31, 2008 to December 31, 2023 and had a potential amount of future rental payments of approximately $29.4 million as of September 23, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of September 23, 2008, as the Company does not believe it is probable it would be required to perform under any guarantees at that date. Also, the Company has not had to make any payments related to these operating leases, for which Au Bon Pain or the applicable franchisees continue to have primary liability.
The Company’s 51-percent owned subsidiary, Paradise, has guaranteed nine operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 31, 2009 to January 31, 2014 and had a potential amount of future rental payments of approximately $2.4 million as of September 23, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of September 23, 2008, as the Company does not believe it is probable that Paradise would be required to perform under any guarantees at that date. The Company has not had to make any payments related to the leases. The applicable franchisees continue to have primary liability for these operating leases.

During the first quarter of fiscal 2008, the Company recorded a reserve relating to the termination of operating leases for specific sites, which the Company determined not to develop. During the thirty-nine weeks ended September 23, 2008, the Company settled one lease and decreased the reserve by approximately $0.3 million. No other significant changes were made to the accrual during the thirty-nine weeks ended September 23, 2008. As of September 23, 2008, the Company had approximately $0.9 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Related Party Credit Agreement
In order to facilitate the Company’s opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement (“the Credit Agreement”) with Millennium Bread Inc., as borrower (“Millennium”), and certain of its present and future subsidiaries, which have entered into franchise agreements with Panera Bread ULC (“the Franchisee Guarantors”) to operate three Panera Bread bakery-cafes in Canada. Advances under the Credit Agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the Credit Agreement. The borrowings under the Credit Agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements. As of September 23, 2008, there were no outstanding advances under the Credit Agreement.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of its current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with its disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes it and the other defendants have meritorious defenses to each of the claims in the lawsuit and it is prepared to vigorously defend the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
Under the February 1, 2007 agreement to purchase 51 percent of the outstanding stock of Paradise, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. If the Company does not exercise its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009, for $21.1 million.
NOTE G-INCOME TAXES
During the thirteen weeks ended September 23, 2008, in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, the Company’s unrecognized tax benefits decreased by $2.7 million, including a net reversal of interest expense of $0.4 million. During the thirty-nine weeks ended September 23, 2008, in accordance with FIN 48, the Company’s unrecognized tax benefits increased $1.3 million, including net interest expense of $0.2 million. As a result, the Company had $4.0 million of total unrecognized tax benefit liabilities as of September 23, 2008, including accrued interest of $0.6 million, as compared to $2.7 million of total unrecognized tax benefit liabilities as of December 25, 2007, including accrued interest of $0.4 million.  Net uncertain tax positions of $4.0 million as of September 23, 2008, which include interest, would favorably impact the Company’s effective tax rate if these net liabilities were reversed. Due to the potential for resolution of state examinations and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance, as of September 23, 2008, may decrease within the next twelve months by as much as $2.0 million, related primarily to issues involving state tax filing positions.
During the thirteen weeks ended September 23, 2008, the Company finalized the audit favorably related to tax benefits previously recognized for certain stock options exercised in prior years and reversed its unrecognized tax benefits reserve of $3.9 million, which includes the reversal of $0.6 million for interest expense and $3.3 million recorded directly to Stockholders’ Equity in the Consolidated Balance Sheets. During the thirteen weeks ended September 23, 2008, the Company also decreased its unrecognized tax benefits $0.5 million, including interest of $0.1 million, related to settlements with taxing authorities; increased its unrecognized tax benefits $1.6 million, including interest of $0.3 million, for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit for tax positions taken in prior years; and increased its unrecognized tax benefits $0.1 million for tax positions taken during the current period.

During the thirty-nine weeks ended September 23, 2008, the Company increased its unrecognized tax benefits $0.6 million for interest expense and $3.3 million, with a related deduction recorded directly to Stockholders’ Equity in the Consolidated Balance Sheets, for tax benefits previously recognized for certain stock options exercised in prior years. Subsequently, during the thirty-nine weeks ended September 23, 2008, the Company finalized the audit related to this matter favorably, and reversed the amounts previously recorded. During the thirty-nine weeks ended September 23, 2008, the Company also decreased its unrecognized tax benefits $0.5 million, including interest of $0.1 million, related to settlements with taxing authorities; increased its unrecognized tax benefits $1.7 million, including interest of $0.3 million, for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit for tax positions taken in prior years; and increased its unrecognized tax benefits $0.1 million for tax positions taken during the current period.
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

Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007
Revenues:
Company bakery-cafe operations	$268,486	$232,244	$803,328	$638,988
Franchise operations	18,144	16,286	53,682	49,555
Fresh dough operations	51,940	42,755	152,763	128,893
Intercompany sales eliminations	(23,375)	(18,072)	(68,732)	(51,589)

Total revenues	$315,195	$273,213	$941,041	$765,847

Segment profit:
Company bakery-cafe operations	$40,607	$33,106	$129,158	$100,632
Franchise operations	15,121	14,409	46,410	43,377
Fresh dough operations	1,583	2,035	3,649	8,244

Total segment profit	$57,311	$49,550	$179,217	$152,253

Depreciation and amortization	16,794	14,990	49,168	42,387
Unallocated general and administrative expenses	16,928	16,535	56,137	46,750
Pre-opening expenses	868	1,908	2,874	4,687
Interest expense	225	28	1,398	199
Other (income) expense, net	461	(145)	806	(731)
Income (loss) allocable to minority interest	139	(312)	1,016	(120)

Income before income taxes	$21,896	$16,546	$67,818	$59,081

Depreciation and amortization:
Company bakery-cafe operations	$13,730	$11,844	$39,979	$32,778
Fresh dough operations	2,006	2,028	5,972	6,214
Corporate administration	1,058	1,118	3,217	3,395

Total depreciation and amortization	$16,794	$14,990	$49,168	$42,387

Capital expenditures:
Company bakery-cafe operations	$12,671	$30,788	$46,005	$76,377
Fresh dough operations	892	844	1,730	6,872
Corporate administration	1,162	1,238	2,362	3,318

Total capital expenditures	$14,725	$32,870	$50,097	$86,567

	September 23, 2008	December 25, 2007
Segment assets:
Company bakery-cafe operations	$512,570	$514,528
Franchise operations	3,391	6,179
Fresh dough operations	52,535	55,350

Total segment assets	$568,496	$576,057

Unallocated trade and other accounts receivable	1,691	2,468
Unallocated property and equipment	13,848	15,016
Unallocated deposits and other	5,873	4,592
Other unallocated assets	45,561	100,619

Total assets	$635,469	$698,752

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate fixed assets; “unallocated deposits and other” relates primarily to Company-owned life insurance program; and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

NOTE I-EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 23, 2008	September 25, 2007	September 23, 2008	September 25, 2007
Amounts used for basic and diluted per share calculations:
Net income	$13,740	$11,943	$41,887	$39,622

Weighted average number of shares outstanding — basic	30,124	31,812	29,991	31,684
Effect of dilutive securities:
Employee stock options	312	302	287	463
Employee restricted stock	95	49	80	59
Employee performance awards	26	—	25	4

Weighted average number of shares outstanding — diluted	30,557	32,163	30,383	32,210

Basic earnings per common share:
Net income	$0.46	$0.38	$1.40	$1.25

Diluted earnings per common share:
Net income	$0.45	$0.37	$1.38	$1.23

For the thirteen and thirty-nine weeks ended September 23, 2008, options and restricted stock for 0.5 million and 0.6 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the thirteen and thirty-nine weeks ended September 25, 2007, options and restricted stock for 0.6 million shares and 0.5 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
NOTE J-CREDIT FACILITY
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
As of September 23, 2008, the Company had no loan outstanding under the Amended and Restated Credit Agreement. The Company incurred an inconsequential amount of commitment fees for the thirteen and thirty-nine weeks ended September 23, 2008. As of September 23, 2008, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.05 million.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on the Company’s future consolidated financial statements. Additionally, because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
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
In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of December 26, 2007, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 23, 2008.
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
For the thirteen weeks ended September 23, 2008, we earned $0.45 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 3.3 percent (3.0 percent for Company-owned bakery-cafes and 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.5 percent to $38,633 ($37,424 for Company-owned bakery-cafes and $39,550 for franchise-operated bakery-cafes); and 24 new bakery-cafes opened system-wide, (seven Company-owned bakery-cafes and 17 franchise-operated bakery-cafes). The third quarter fiscal 2008 results of $0.45 per diluted share also included a $0.01 per diluted share net charge from the further write-down of our investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio, partially offset by the gain recorded on the redemptions received during the quarter. Our results for the thirteen weeks ended September 23, 2008 also reflect the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”
For the thirty-nine weeks ended September 23, 2008, we earned $1.38 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 3.7 percent (4.3 percent for Company-owned bakery-cafes and 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.9 percent to $38,939 ($37,830 for Company-owned bakery-cafes and $39,783 for franchise-operated bakery-cafes); 70 new bakery-cafes opened system-wide, (27 Company-owned bakery-cafes and 43 franchise-operated bakery-cafes); and six bakery-cafes closed system-wide (four Company-owned bakery-cafes and two franchise-operated bakery-cafes). In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we established a reserve and recorded a charge of $2.8 million, or $0.07 per diluted share to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the thirty-nine weeks ended September 23, 2008 of $1.38 per diluted share also included an aggregate $0.04 per diluted share negative impact from unfavorable tax adjustments and the second quarter and third quarter realized and unrealized gains and losses on the Columbia Portfolio. Our results for the thirty-nine weeks ended September 23, 2008 also reflect the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	September 23, 2008	September 25, 2007
Revenues:
Bakery-cafe sales	85.2%	85.0%
Franchise royalties and fees	5.8	6.0
Fresh dough sales to franchisees	9.1	9.0

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.4%	31.2%
Labor	32.3	32.5
Occupancy	8.5	8.0
Other operating expenses	13.8	14.0

Total bakery-cafe expenses	84.9	85.7
Fresh dough cost of sales to franchisees (2)	94.5	91.8
Depreciation and amortization	5.3	5.5
General and administrative expenses	6.3	6.7
Pre-opening expenses	0.3	0.7

Total costs and expenses	92.8	94.1

Operating profit	7.2	5.9
Interest expense	0.1	—
Other (income) expense, net	0.1	(0.1)

Income before minority interest and income taxes	6.9	6.0
Income (loss) allocable to minority interest	—	(0.1)

Income before income taxes	6.9	6.1
Income taxes	2.6	1.7

Net income	4.4%	4.4%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the accompanying Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Revenues:
Bakery-cafe sales	85.4%	83.4%
Franchise royalties and fees	5.7	6.5
Fresh dough sales to franchisees	8.9	10.1

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.4%	30.5%
Labor	32.0	32.1
Occupancy	8.3	7.9
Other operating expenses	13.3	13.7

Total bakery-cafe expenses	83.9	84.3
Fresh dough cost of sales to franchisees (2)	95.7	89.3
Depreciation and amortization	5.2	5.5
General and administrative expenses	6.7	6.9
Pre-opening expenses	0.3	0.6

Total costs and expenses	92.5	92.4

Operating profit	7.5	7.6
Interest expense	0.1	—
Other (income) expense, net	0.1	(0.1)

Income before minority interest and income taxes	7.3	7.7
Income (loss) allocable to minority interest	0.1	—

Income before income taxes	7.2	7.7
Income taxes	2.8	2.5

Net income	4.5%	5.2%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	September 23, 2008	September 25, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	548	475
Bakery-cafes opened	7	19
Bakery-cafes closed	—	(1)

End of period	555	493

Franchise-operated:
Beginning of period	722	660
Bakery-cafes opened	17	16
Bakery-cafes closed	—	(1)

End of period	739	675

System-wide:
Beginning of period	1,270	1,135
Bakery-cafes opened	24	35
Bakery-cafes closed	—	(2)

End of period	1,294	1,168

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	532	391
Bakery-cafes opened	27	50
Bakery-cafes closed	(4)	(5)
Bakery-cafes acquired from franchisees	—	36
Bakery-cafe sold to a franchisee	—	(1)
Bakery-cafes acquired	—	22

End of period	555	493

Franchise-operated:
Beginning of period	698	636
Bakery-cafes opened	43	55
Bakery-cafes closed	(2)	(3)
Bakery-cafes sold to Company	—	(36)
Bakery-cafe purchased from Company	—	1
Bakery-cafes acquired	—	22

End of period	739	675

System-wide:
Beginning of period	1,230	1,027
Bakery-cafes opened	70	105
Bakery-cafes closed	(6)	(8)
Bakery-cafes acquired	—	44

End of period	1,294	1,168

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	September 23, 2008	September 25, 2007
Company-owned	3.0%	3.4%
Franchise-operated	3.5%	2.1%
System-wide	3.3%	2.6%

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Company-owned	4.3%	1.6%
Franchise-operated	3.4%	1.6%
System-wide	3.7%	1.6%

Note:	Comparable bakery-cafe sales presented above and elsewhere in this quarterly report exclude the impact from Paradise bakery-cafes.
Results of Operations
Revenues
Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that have been in operation and franchise-operated for at least 18 months. Both Company-owned and franchise-operated comparable bakery-cafe sales exclude closed locations and Paradise bakery-cafes. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes.
Total revenues for the thirteen weeks ended September 23, 2008 increased 15.4 percent to $315.2 million compared to $273.2 million for the thirteen weeks ended September 25, 2007. The growth in total revenue for the thirteen weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to the opening of 134 new bakery-cafes system-wide since September 25, 2007, and the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended September 23, 2008 of 3.3 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
System-wide average weekly sales	$38,633	$38,051	1.5%
Total revenues for the thirty-nine weeks ended September 23, 2008 increased 22.9 percent to $941.0 million compared to $765.8 million for the thirty-nine weeks ended September 25, 2007. The growth in total revenue for the thirty-nine weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to the opening of 134 new bakery-cafes system-wide since September 25, 2007, thirty-nine weeks of revenue from 44 system-wide bakery-cafes, which we acquired on February 1, 2007 in connection with our purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales for the thirty-nine weeks ended September 23, 2008 of 3.7 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
System-wide average weekly sales	$38,939	$38,224	1.9%
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

Bakery-cafe sales for the thirteen weeks ended September 23, 2008 increased 15.6 percent to $268.5 million compared to $232.2 million for the thirteen weeks ended September 25, 2007. The increase in bakery-cafe sales for the thirteen weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to the opening of 66 new Company-owned bakery-cafes since September 25, 2007 and to the 3.0 percent increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended September 23, 2008. This 3.0 percent increase in comparable bakery-cafe sales was driven by approximately 6.5 percent in average sales price increases and offset by approximately 3.5 percent in declines in transactions and mix in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 0.2 percentage points to 85.2 percent for the thirteen weeks ended September 23, 2008 as compared to 85.0 percent for the same period in 2007. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 15.7 percent and 84.3 percent, respectively, of the $36.2 million increase in sales from the comparable period in 2007. In addition, average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended September 23, 2008 increased primarily due to the price increases previously mentioned and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
Company-owned average weekly sales	$37,424	$37,136	0.8%
Company-owned number of operating weeks	7,174	6,254	14.7%
Bakery-cafe sales for the thirty-nine weeks ended September 23, 2008 increased 25.7 percent to $803.3 million compared to $639.0 million for the thirty-nine weeks ended September 25, 2007. The increase in bakery-cafe sales for the thirty-nine weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to the opening of 66 new Company-owned bakery-cafes since September 25, 2007, the impact from three full quarter’s operations of the 36 bakery-cafes acquired from franchisees, and to the 4.3 percent increase in comparable Company-owned bakery-cafe sales for the thirty-nine weeks ended September 23, 2008. This 4.3 percent increase in comparable bakery-cafe sales was driven by approximately 5.2 percent in average sales price increases and offset partially by approximately 0.9 percent from declines in transaction and mix in comparison to the same period in the prior year. Bakery-cafe sales were also positively impacted by thirty-nine weeks of revenues from the 22 Paradise company-owned bakery-cafes that we acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 2.0 percentage points to 85.4 percent for the thirty-nine weeks ended September 23, 2008 as compared to 83.4 percent for the same period in 2007. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 13.8 percent and 86.2 percent, respectively, of the $164.3 million increase in sales from the comparable period in 2007. In addition, average weekly sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 23, 2008 increased primarily due to the price increases previously mentioned and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
Company-owned average weekly sales	$37,830	$37,016	2.2%
Company-owned number of operating weeks	21,235	17,263	23.0%
Franchise royalties and fees for the thirteen weeks ended September 23, 2008 increased 11.0 percent to $18.1 million compared to $16.3 million for the thirteen weeks ended September 25, 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 13 Weeks Ended
	September 23, 2008	September 25, 2007
Franchise royalties	$17,607	$15,767
Franchise fees	537	519

Total	$18,144	$16,286

The increase in royalty revenue for the thirteen weeks ended September 23, 2008 compared to the same period in 2007 can be attributed to the opening of 68 franchise-operated bakery-cafes since September 25, 2007 and to the 3.5 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended September 23, 2008. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 27.7 percent and 72.3 percent, respectively, of the $38.3 million increase in sales from the comparable period in 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 13 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
Franchise-operated average weekly sales	$39,550	$38,711	2.2%
Franchise-operated number of operating weeks	9,463	8,677	9.1%
Franchise royalties and fees for the thirty-nine weeks ended September 23, 2008 increased 8.3 percent to $53.7 million compared to $49.6 million for the thirty-nine weeks ended September 25, 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Franchise royalties	$52,255	$47,691
Franchise fees	1,427	1,864

Total	$53,682	$49,555

The increase in royalty revenue for the thirty-nine weeks ended September 23, 2008 compared to the same period in 2007 can be attributed to the opening of 68 franchise-operated bakery-cafes since September 25, 2007 and to the 3.4 percent increase in comparable franchise-operated bakery-cafe sales for the thirty-nine weeks ended September 23, 2008. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially offset by the impact of a full thirty-nine weeks of operations without the 36 bakery-cafes sold by franchisees to us in fiscal year 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 31.4 percent and 68.6 percent, respectively, of the $94.4 million increase in sales from the comparable period in 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the 39 Weeks Ended		Percentage
	September 23, 2008	September 25, 2007	Change
Franchise-operated average weekly sales	$39,783	$39,025	1.9%
Franchise-operated number of operating weeks	27,916	26,039	7.2%
As of September 23, 2008, there were 739 franchise-operated bakery-cafes open and commitments to open 289 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, with the majority to open in the next four to five years. In fiscal 2008, we expect our area developers to open approximately 60 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements.
Fresh dough sales to franchisees for the thirteen weeks ended September 23, 2008 increased 15.8 percent to $28.6 million compared to $24.7 million for the thirteen weeks ended September 25, 2007. Fresh dough sales to franchisees for the thirty-nine weeks ended September 23, 2008 increased 8.7 percent to $84.0 million compared to $77.3 million for the thirty-nine weeks ended September 25, 2007. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since September 25, 2007, higher overall franchise-operated bakery-cafe sales demonstrated by the 3.5 percent and 3.4 percent increase in comparable franchise-operated bakery-cafe sales percentages for the thirteen and thirty-nine weeks ended September 23, 2008, respectively, and due to increases in our sales prices of dough products to franchisees compared to the same periods in the prior year.

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
The cost of food and paper products decreased to 30.4 percent of bakery-cafe sales for the thirteen weeks ended September 23, 2008 compared to 31.2 percent of bakery-cafe sales for the comparable period in 2007. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to category management initiatives, such as product mix management and pricing strategy, sales price increases, and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended September 23, 2008, there was an average of 62.3 bakery-cafes per fresh dough facility, compared to an average of 56.6 for the same period in 2007. Partially offsetting these decreases were commodity cost increases on primarily wheat and diesel, coupled with general inflationary cost increases. For the thirteen weeks ended September 23, 2008, our previously locked in average all-in cost of wheat was approximately $15.36 per bushel versus $5.82 per bushel in the same period in 2007. For the thirteen weeks ended September 23, 2008, our average cost of fuel was $4.57 per gallon compared to an average of $2.97 per gallon for the same period in 2007.
The cost of food and paper products remained fairly consistent at 30.4 percent of bakery-cafe sales for the thirty-nine weeks ended September 23, 2008 compared to 30.5 percent of bakery-cafe sales for the thirty-nine weeks ended September 25, 2007. This consistency in the cost of food and paper products as a percentage of bakery-cafe sales was primarily due to category management initiatives, sales price increases, and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirty-nine weeks ended September 23, 2008, there was an average of 61.4 bakery-cafes per fresh dough facility compared to an average of 55.0 for the same period in 2007. Partially offsetting these decreases were commodity cost increases on primarily wheat and diesel, coupled with general inflationary cost increases. For the thirty-nine weeks ended September 23, 2008, our previously locked in average all-in cost of wheat was approximately $14.92 per bushel versus $5.82 per bushel in the same period in 2007. For the thirty-nine weeks ended September 23, 2008, our average cost of fuel was $4.30 per gallon compared to $2.90 per gallon for the same period in 2007.
Labor expense was $86.6 million, or 32.3 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008 compared to $75.5 million, or 32.5 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007. Labor expense was $256.8 million, or 32.0 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008 compared to $205.4 million, or 32.1 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007. The labor expense as a percentage of bakery-cafe sales decreased between the thirteen and thirty-nine weeks ended September 23, 2008 as compared to the same periods in 2007 primarily as a result of the reduction in fixed labor costs from the removal of Crispani® from the bakery-cafes in the first quarter of 2008 and leverage from higher sales prices, offset partially by labor inefficiencies resulting from lower transaction levels and a modest effect from higher self-insured benefits expense.
Occupancy cost was $22.8 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008 compared to $18.6 million, or 8.0 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007. Occupancy cost was $66.3 million, or 8.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008 compared to $50.5 million, or 7.9 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 23, 2008 compared to the same periods in 2007 was primarily due to rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the West Coast, and, less significantly, due to the increasing numbers of urban, free-standing and drive-thru bakery-cafe locations.
Other operating expenses were $36.9 million, or 13.8 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008 compared to $32.5 million, or 14.0 percent of bakery-cafe sales, for the thirteen weeks ended September 25, 2007. Other operating expenses were $107.1 million, or 13.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008 compared to $87.8 million, or 13.7 percent of bakery-cafe sales, for the thirty-nine weeks ended September 25, 2007. The decrease in other operating expenses rate for the thirteen and thirty-nine weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to improved leverage of our expenses due to higher sales coupled with disciplined management of controllable expenses.

Fresh dough facility cost of sales to franchisees was $27.0 million, or 94.5 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended September 23, 2008, compared to $22.6 million, or 91.8 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended September 25, 2007. Fresh dough facility cost of sales to franchisees was $80.4 million, or 95.7 percent of fresh dough facility sales to franchisees, for the thirty-nine weeks ended September 23, 2008, compared to $69.1 million, or 89.3 percent of fresh dough facility sales to franchisees, for the thirty-nine weeks ended September 25, 2007. The increase in the fresh dough facility cost of sales rate for the thirteen and thirty-nine weeks ended September 23, 2008 compared to the same periods in 2007 is primarily the result of the year-over-year significant increase in wheat costs and diesel costs per gallon, which were only partially offset by our ability to increase prices and our improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. Our wheat costs averaged approximately $15.36 per bushel in the third quarter of fiscal 2008 compared to approximately $5.82 per bushel in the comparable period in fiscal 2007, and averaged approximately $14.92 per bushel in the thirty-nine weeks ended September 23, 2008 compared to approximately $5.82 per bushel in the comparable period in fiscal 2007. Our average cost of fuel was $4.57 per gallon in the third quarter of fiscal 2008 compared to an average of $2.97 per gallon for the same period in 2007, and averaged approximately $4.30 per gallon in the thirty-nine weeks ended September 23, 2008 compared to $2.90 per gallon for the same period in 2007.
General and administrative expenses were $20.0 million, or 6.3 percent of total revenue, for the thirteen weeks ended September 23, 2008 compared to $18.4 million, or 6.7 percent of total revenue, for the thirteen weeks ended September 25, 2007. General and administrative expenses were $63.4 million, or 6.7 percent of total revenue, for the thirty-nine weeks ended September 23, 2008 compared to $52.9 million, or 6.9 percent of total revenue, for the thirty-nine weeks ended September 25, 2007. The decrease in general and administrative expenses rate for the thirteen and thirty-nine weeks ended September 23, 2008 compared to the same period in 2007 is primarily due to disciplined expense management and improved leverage of our expenses due to higher sales, which was partially offset by higher incentive compensation expense compared to the prior year and a charge of $2.8 million in the thirty-nine weeks ended September 23, 2008 related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided in the first quarter of 2008 to no longer develop in connection with the adjustment of our 2008 development plans.
Other Income and Expense
Other income and expense for the thirteen weeks ended September 23, 2008 increased to $0.5 million of expense, or 0.1 percent of total revenue, from $0.1 million of income, or 0.1 percent of total revenue, for the thirteen weeks ended September 25, 2007. Other income and expense for the thirty-nine weeks ended September 23, 2008 increased to $0.8 million of expense, or 0.1 percent of total revenue, from $0.7 million of income, or 0.1 percent of total revenue, for the thirty-nine weeks ended September 25, 2007. The year-over-year change in other income and expense for the thirteen and thirty-nine weeks ended September 23, 2008 compared to the same periods in 2007 was primarily from lower interest income in fiscal 2008 resulting from lower cash and investments on-hand in fiscal 2008; a net charge of $0.5 million and $1.4 million in the thirteen and thirty-nine weeks ended September 23, 2008, respectively, to recognize realized and unrealized gains and losses on the changes in fair value of its investment in the Columbia Portfolio and related redemptions received; and a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. Partially offsetting these items was a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition and a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates.
Income Taxes
The provision for income taxes increased to $8.2 million for the thirteen weeks ended September 23, 2008 compared to $4.6 million for the thirteen weeks ended September 25, 2007. The provision for income taxes increased to $25.9 million for the thirty-nine weeks ended September 23, 2008 compared to $19.5 million for the thirty-nine weeks ended September 25, 2007. The tax provision for the thirteen weeks ended September 23, 2008 and September 25, 2007 reflects a combined federal, state, and local effective tax rate of 37.2 percent and 27.8 percent, respectively. The tax provision for the thirty-nine weeks ended September 23, 2008 and September 25, 2007 reflects a combined federal, state, and local effective tax rate of 38.2 percent and 32.9 percent, respectively. The tax provision for the thirteen and thirty-nine weeks ended September 23, 2008 includes a net $0.1 million benefit and $0.5 million expense, respectively, resulting from the reversal, in the third quarter of fiscal 2008, of the $0.6 million charge to income tax expense recorded in the second quarter of fiscal 2008 reflecting the favorable outcome of the audit related to options expense deductions from prior years; recording a $0.5 million favorable provision to return adjustment in the thirteen and thirty-nine weeks to recognize the benefit of tax credits not previously recognized; and recording a $1.0 million increase in our reserves in the thirteen and thirty-nine weeks for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit. The tax provision for the thirteen and thirty-nine weeks ended September 25, 2007 included a $1.5 million tax benefit reflecting the expiration of the statute of limitations on the recovery of certain previously deducted expenses. The tax provision for the thirty-nine weeks ended September 25, 2007 also included a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized.

Liquidity and Capital Resources
Cash and cash equivalents were $24.5 million at September 23, 2008, compared with $68.2 million at December 25, 2007. This significant decrease is primarily a result of the $75.0 million used to repay long-term debt, the $50.1 million used on capital expenditures, and the $48.9 million used in share repurchases, partially offset by the $100.2 million of cash generated from operations, the $15.5 million received from the exercise of employee stock options, and the $13.8 million received in investment maturity proceeds during the thirty-nine weeks ended September 23, 2008. Our primary source of liquidity is cash provided by operations, although we have also borrowed under a credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had a working capital deficit of $21.6 million at September 23, 2008 compared to a $24.4 million surplus at December 25, 2007. The decrease in working capital from December 25, 2007 to September 23, 2008 resulted primarily from the previously described decrease in cash and cash equivalents of $43.7 million, a decrease in short-term investments of $16.2 million, and a decrease in trade and other accounts receivable of $11.6 million, partially offset by a decrease in accrued expenses of $19.2 million and an increase in prepaid expenses of $6.6 million. We believe that our cash flow from operations and the exercise of employee stock options, as well as available borrowings under our existing credit facility, will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, is as follows (in thousands):

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
Cash provided by (used in):
Operating activities	$100,232	$87,836
Investing activities	(38,860)	(133,950)
Financing activities	(105,117)	10,986

Total	$(43,745)	$(35,128)

Operating Activities
Funds provided by operating activities for the thirty-nine weeks ended September 23, 2008 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from exercise of stock options, a decrease in trade and other accounts receivable, and an increase in other long-term liabilities and deferred rent, partially offset by a decrease in non-acquisition accrued expenses and an increase in prepaid expenses. Funds provided by operating activities for the thirty-nine weeks ended September 25, 2007 primarily resulted from net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from exercise of stock options, a decrease in trade and other receivables and deferred rent, partially offset by an increase in prepaid expenses.

Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 23, 2008	September 25, 2007
New bakery-cafe and fresh dough facilities	$34,323	$62,899
Bakery-cafe and fresh dough facility improvements	12,144	19,083
Other capital needs	3,630	4,585

Total	$50,097	$86,567

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations and the exercise of employee stock options, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal 2008 of approximately $69 million to $79 million, which consists of the following: $40 million to $45 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $18 million to $20 million related to the remodeling of existing bakery-cafes; $5 million to $6 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $6 million to $8 million of other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. Our fiscal 2008 projection of capital expenditures for new Company-owned bakery-cafes reflects our decision to reduce our fiscal 2008 bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the rate of our return on invested capital improves, we will once again consider expanding development as appropriate.
We used $2.7 million of cash flows for acquisitions in the thirty-nine weeks ended September 23, 2008 and $69.2 million in the thirty-nine weeks ended September 25, 2007, net of cash acquired. In the thirty-nine weeks ended September 23, 2008, we made required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007 and we paid additional purchase price of approximately $0.2 million related to the settlement of certain purchase price adjustments for the first quarter 2007 Paradise acquisition. As of September 23, 2008, we had no accrued purchase price remaining from previously completed acquisitions. In the thirty-nine weeks ended September 25, 2007, we made required payments of the remaining acquisition purchase price of $7.8 million, including accrued interest, for certain acquisitions completed in late fiscal 2006 and the first half of fiscal 2007. Additionally, we paid $61.4 million for the acquisitions of 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary, and 36 bakery-cafes, as well as two bakery cafes still under construction, from franchisees.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund sold as an alternative to traditional money-market funds. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. We assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.80 per unit, or $8.1 million, as of September 23, 2008 and

$0.96 per unit, or $23.2 million, as of December 25, 2007. During the thirty-nine weeks ended September 23, 2008, we received $13.8 million of cash redemptions at an average net asset value of $0.978, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.4 million in the thirty-nine weeks ended September 23, 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods up to the aggregate amount of these investments. Between September 23, 2008 and October 31, 2008, we received an additional $2.3 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.944. We have included $7.0 million of the remaining units of the Columbia Portfolio in short-term investments in our accompanying consolidated financial statements at September 23, 2008, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.1 million of the Columbia Portfolio units have been classified as long-term investments in our accompanying consolidated financial statements at September 23, 2008.
As of September 23, 2008 and December 25, 2007, we had no investments in United States treasury notes and government agency securities. During the thirty-nine weeks ended September 23, 2008 and September 25, 2007, we made no additional purchases of investments. During the thirty-nine weeks ended September 25, 2007, $20.0 million of investments in government securities matured or were called by the issuer. We recognized interest income on investments in government securities of $0.2 million, which includes premium amortization of $0.03 million, during the thirty-nine weeks ended September 25, 2007 and is classified in other (income) expense, net in our accompanying consolidated financial statements.
Financing Activities
Financing activities for the thirty-nine weeks ended September 23, 2008 included $75.0 million used on net repayments under our credit facility, $48.9 million used to repurchase our Class A common stock, $15.5 million received from the exercise of stock options, $3.0 million received from the tax benefit from the exercise of stock options, $1.5 million received from the issuance of common stock under employee benefit plans, and $1.2 million used for debt issuance costs. Financing activities for the thirty-nine weeks ended September 25, 2007 included $6.2 million received from the exercise of stock options, $3.4 million received from the tax benefit from exercise of stock options, and $1.3 received million from the issuance of common stock under employee benefit plans.
On November 27, 2007, our Board of Directors authorized the repurchase of up to $75.0 million of our Class A common stock. As part of the authorized share repurchase program, we entered into an accelerated share repurchase agreement with a financial institution, as well as a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, both of which were subject to maximum per share purchase prices. During the hedge period in which the number of shares to be purchased under the accelerated share repurchase program was determined, our Class A common stock traded at prices above the maximum per share purchase price. As a result, the accelerated share repurchase program was terminated on December 12, 2007 and no shares were purchased under that program. However, shares of Class A common stock were subsequently repurchased under the Rule 10b5-1 plan. During the thirty-nine weeks ended September 23, 2008, we repurchased a total of 1,413,358 shares of Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million under the 10b5-1 plan, which completed our share repurchase program.
We also repurchased Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which we refer to as the Plans, as payment of applicable tax withholding on the vesting of restricted stock. During the thirty-nine weeks ended September 23, 2008, we repurchased a total of 20,015 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $50.01 per share for an aggregate purchase price of $1.0 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs.

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
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal 2008 of approximately $69 million to $79 million, which consists of the following: $40 million to $45 million related to the opening of at least 40 new Company-owned bakery-cafes and the costs incurred on early 2009 openings; $18 million to $20 million related to the remodeling of existing bakery-cafes; $5 million to $6 million related to the opening of new fresh dough facilities and the remodeling and expansion of existing fresh dough facilities; and $6 million to $8 million of other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $1.1 million, which is net of landlord allowances. We expect to fund these expenditures principally through internally generated cash flow and cash from the exercise of employee stock options, as well as available borrowings under our existing credit facility.
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

Off-Balance Sheet Arrangement — We are the prime tenant for operating leases of 19 franchisee locations and a guarantor for operating leases of 14 locations of our former Au Bon Pain division or its franchisees. The leases have terms expiring on various dates from October 31, 2008 to December 31, 2023 and had a potential amount of future rental payments of approximately $29.4 million as of September 23, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for these guarantees pursuant to the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, as of September 23, 2008, as we do not believe it is probable we would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to these operating leases, for which Au Bon Pain or the applicable franchisee continues to have primary liability.
Our 51-percent owned subsidiary, Paradise, has guaranteed nine operating leases on behalf of its franchisees. The leases have terms expiring on various dates from October 31, 2009 to January 31, 2014 and had a potential amount of rental payments of approximately $2.4 million at September 23, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. There is no liability reflected for these guarantees pursuant to the provisions of FIN 45 as of September 23, 2008, as we do not believe it is probable Paradise would be required to perform under any guarantees at that date. Also, we have not had to make any payments related to the leases. The applicable franchisees continue to have primary liability for these operating leases.
In order to facilitate our opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., referred to as Millennium, as borrower, and certain of its present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Advances under the credit agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. As of September 23, 2008, there were no outstanding advances under the Credit Agreement.
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
In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, which we adopted as of December 26, 2007, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 23, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2007.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 23, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 23, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 23, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe we and the other defendants have meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On March 19, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Marion Taylor, a former employee of ours. The lawsuit was filed in the United States District Court for the District of Northern California. The complaint alleges, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. We believe we have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.

Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 23, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2008, we repurchased Class A common stock as follows:

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased as	of Shares That May Yet Be
	Shares Purchased	Average Price	Part of Publicly	Purchased Under the
Period	(1)	Paid per Share	Announced Program	Announced Program
June 25, 2008 – July 22, 2008	—	$—	—	$—
July 23, 2008 – August 26, 2008	9,633	$53.51	—	$—
August 27, 2008 – September 23, 2008	5,814	$53.17	—	$—

Total	15,447	$53.38	—	$—

(1)
Represents Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase programs.

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

Panera Bread Company (REGISTRANT)
Dated: October 31, 2008	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: October 31, 2008	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (on behalf of registrant and as principal financial officer)

Dated: October 31, 2008	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: October 31, 2008	By:	/s/ Mark D. Wooldridge
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