Form 10-K
period 2008-12-30
PANERA BREAD CO
filed 2009-02-27
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2008
or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OT 1934
For the transition period from                      to
Commission file number 0-19253

Panera Bread Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2723701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6710 Clayton Rd.,
Richmond Heights, MO	63117
(Address of Principal Executive Offices)	(Zip Code)
(314) 633-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.0001 par value per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of June 24, 2008 was $814,825,922. There is no public trading market for the registrant’s Class B Common Stock.
Number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2009: 29,508,390 shares of Class A Common Stock ($.0001 par value) and 1,396,242 shares of Class B Common Stock ($.0001 par value).
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders, which the registrant will file with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 30, 2008.

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
PART I
ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread” or in the first person notation of “we,” “us,” and “our” in the following discussion. Further, we use the term “Panera” to refer specifically to our 1,252 system-wide Panera Bread® and Saint Louis Bread Co.® bakery-cafes, and the term “Paradise” to refer specifically to the 73 system-wide Paradise Bakery & Café® bakery-cafes.
As of December 30, 2008, Panera operated, directly and through franchise agreements with 39 franchisee groups, 1,252 bakery-cafes (527 Company-owned and 725 franchise-operated bakery-cafes). During fiscal 2008, Panera opened 91 bakery-cafes system-wide (30 Company-owned and 61 franchise-operated bakery-cafes) and closed six bakery-cafes system-wide (four Company-owned and two franchise-operated bakery-cafes). Panera bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in 38 states and in Ontario, Canada. With its identity rooted in handcrafted, fresh-baked, artisan bread, Panera is committed to providing great tasting, quality food that people can trust. Highlighted by antibiotic free chicken, whole grain bread, select organic and all-natural ingredients and a menu with no added trans fat, Panera’s bakery-cafe selection provides flavorful, wholesome offerings. Panera’s menu includes a wide variety of year-round favorites, complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across this country and in Ontario, Canada, guests enjoy Panera’s warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access provided through a managed WiFi network. At the close of each day, Panera bakery-cafes donate bread and baked goods to community organizations in need.
On February 1, 2007, we purchased 51 percent of the outstanding capital stock of Paradise, which at that time operated 22 company-owned bakery-cafes and one commissary and 22 franchise-operated bakery-cafes and one commissary. We have the right to purchase the remaining 49 percent of the outstanding capital stock of Paradise after January 1, 2009 at a contractually determined value. If we do not exercise our right to purchase the remaining 49 percent of the outstanding capital stock of Paradise by June 30, 2009, the remaining Paradise owners have the right to purchase our 51 percent ownership interest in Paradise after June 30, 2009 at a contractually determined value. Paradise owns and franchises bakery-cafes which feature freshly baked products, such as cookies, muffins and croissants, along with gourmet and specialty coffees, as well as sandwiches, soups, salads, beverages and other items. As of December 30, 2008, Paradise operated, directly and through franchise agreements with 10 franchisee groups, 73 bakery-cafes (35 company-owned and 38 franchise-operated bakery-cafes). Paradise bakery-cafes are principally located in regional malls and life style centers, free standing street locations, downtown business districts, and office buildings, and currently operate in 10 states that are principally in different markets than Panera bakery-cafes. During fiscal 2008, Paradise opened 11 new bakery-cafes system-wide (five company-owned and six franchise-operated bakery-cafes) and closed one company-owned bakery-cafe.
Our fiscal year ends on the last Tuesday in December. As a result, our 2008 fiscal year had 53 weeks with the fourth quarter comprising 14 weeks. Our 2007 and 2006 fiscal years each had 52 weeks.

We operate as three business segments: the Company bakery-cafe operations segment, the franchise operations segment, and the fresh dough operations segment. See Note 19 to our consolidated financial statements for segment information. As of December 30, 2008, our Company bakery-cafe operations segment consisted of 562 Company-owned bakery-cafes, all located in the United States. As of December 30, 2008, our fresh dough operations segment, which supplies fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 23 fresh dough facilities (20 Company-owned and three franchise-operated). Including the impact of an additional week of revenue in fiscal 2008, our revenues were $1,298.9 million, consisting of $1,106.3 million of bakery-cafe sales, $74.8 million of franchise royalties and fees, and $117.8 million of fresh dough sales to franchisees. Franchise-operated bakery-cafe sales were $1,542.8 million in fiscal 2008.
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	532	391	311
Bakery-cafes opened	35	89	70
Bakery-cafes closed	(5)	(5)	(3)
Bakery-cafes acquired from franchisees (1)	—	36	13
Bakery-cafes acquired (2)	—	22	—
Bakery-cafe sold to a franchisee (3)	—	(1)	—

End of period (4)	562	532	391
Franchise-operated:
Beginning of period	698	636	566
Bakery-cafes opened	67	80	85
Bakery-cafes closed	(2)	(5)	(2)
Bakery-cafes sold to Company (1)	—	(36)	(13)
Bakery-cafes acquired (2)	—	22	—
Bakery-cafe purchased from Company (3)	—	1	—

End of period (4)	763	698	636
System-wide:
Beginning of period	1,230	1,027	877
Bakery-cafes opened	102	169	155
Bakery-cafes closed	(7)	(10)	(5)
Bakery-cafes acquired (2)	—	44	—

End of period (4)	1,325	1,230	1,027

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

(3)	In June 2007, we sold one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer.

(4)	Bakery-cafes at December 30, 2008 include 73 system-wide Paradise bakery-cafes (35 company-owned and 38 franchise-operated bakery-cafes).

Concept and Strategy
Panera’s restaurant concept focuses on the “Specialty Bread/Bakery-Cafe” category. Panera’s artisan breads, which are breads made with all natural ingredients, a craftsman’s attention to quality and detail, and overall award-winning bakery expertise, are at the heart of the menu. The concept is designed to deliver against consumer desire for a more responsive and special dining experience than that offered by traditional fast food restaurants. Panera’s goal is to maintain recognition of Panera as a leading brand. Panera’s menu, prototype, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, AM “chill,” lunch, PM “chill,” dinner, or the evening daypart, and take home bread, through both on-premise sales, and Via Panera® catering.
The distinctive nature of Panera’s menu offerings (centered around fresh artisan bread products), the quality of Panera’s bakery-cafe operations, Panera’s signature bakery-cafe design, and the bakery-cafe locations are integral to Panera’s success. We believe Panera’s concept has significant growth potential, which Panera hopes to realize through a combination of Company and franchisee efforts. Franchising is a key component of Panera’s success. Franchising has enabled Panera to grow more rapidly because of the added resources and capabilities franchisees provide to implement the concepts and strategies developed by Panera. As of December 30, 2008, there were 725 Panera franchised bakery-cafes operating and signed commitments to open an additional 256 Panera franchised bakery-cafes.
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
Menu
Panera’s menu is designed to provide its target customers with products that build on the strength of Panera’s bakery expertise. The key menu groups are fresh baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups, salads, and custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks. Panera’s concept emphasizes the sophisticated specialty and artisan breads that support each daypart and Panera’s take-home bread and Via Panera® businesses. In fiscal 2008, our Crispani® hand-crafted pizza product line was removed from Panera Company-owned bakery-cafes and most franchise-owned bakery-cafes.
Panera regularly reviews and revises its menu offerings to satisfy changing customer preferences. Product development focuses on providing food and beverages that customers crave and trust. New menu items are developed in test kitchens and then introduced in a limited number of the bakery-cafes to determine customer response and verify that preparation and operating procedures maintain product consistency and high quality standards. If successful, they are then rolled out system-wide. New product rollouts are integrated into periodic or seasonal menu rotations, which Panera refers to as “Celebrations.” Examples of products introduced by Panera in fiscal 2008 include Breakfast Sandwiches, Summer Corn Chowder Soup, Chicken Tortilla Soup, Tomato and Mozzarella Panini, Irish Soda Bread, and Hot Cross Buns.
Marketing
Panera believes it competes on the basis of providing an entire experience rather than through price only. Pricing is structured so customers perceive good value with high quality food at reasonable prices, which we believe in turn encourages frequent visits. Panera performs extensive market research, including utilizing focus groups, to determine customer food and drink preferences and price points. Panera attempts to increase its per location sales through menu development, product merchandising, and promotions at everyday prices and by sponsorship of local community charitable events.

Panera franchise-operated bakery-cafes contribute 0.7 percent of their sales to a national advertising fund, 0.4 percent of their sales as a marketing administration fee, and are required to spend 2.0 percent of their sales in their respective local markets on advertising. Panera contributes the same sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration. Panera can increase national advertising fund contributions from current levels up to a total of 2.6 percent of sales. The national advertising fund and marketing administration contributions received from Panera franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by Panera. Panera may utilize external media when deemed appropriate and cost effective in specific markets.
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
Site Selection and Bakery-Cafe Environment
Panera’s bakery-cafe concept relies on a substantial volume of repeat business. In evaluating a potential location, Panera studies the surrounding trade area, demographic information within that area, and available information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary software, Panera determines projected sales and targeted return on investment. The Panera concept has proven successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, drive-through and free-standing units.
Panera designs each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe, to engage customers. Many locations incorporate the warmth of a fireplace and cozy seating areas and groupings which facilitate utilization as a gathering spot. The design visually reinforces the distinctive difference between Panera’s bakery-cafes and other bakery-cafes and restaurants. Many of Panera’s bakery-cafes also feature outdoor cafe seating and free Internet access through a managed WiFi network. The average construction, equipment, furniture and fixtures, and signage cost for the 30 Panera Company-owned bakery-cafes opened in fiscal 2008 was approximately $0.9 million, net of landlord allowances and excludes capitalized development overhead, per bakery-cafe.
The average Panera Company-owned bakery-cafe size is approximately 4,600 square feet as of December 30, 2008. Panera leases all of its bakery-cafe locations and fresh dough facilities. Lease terms for Panera’s bakery-cafes and fresh dough facilities are generally 10 years with renewal options at most locations, and generally require Panera to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of Panera’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information with respect to Panera’s accounting for leases.
Sites for Paradise’s bakery-cafes include regional malls, free standing street locations, downtown business districts, and office buildings. The average Paradise Company-owned bakery-cafe size is approximately 3,500 square feet as of December 30, 2008. The nature of Paradise’s bakery-cafes invites shoppers, passers-by and those who live or work in the vicinity to visit for a meal or snack or to arrange a meeting at the bakery-cafe. The Paradise menu is designed for appeal at all hours of the day. The average construction, equipment, furniture and fixtures, and signage cost for the five Paradise Company-owned bakery-cafes opened in fiscal 2008 was approximately $0.9 million, net of landlord allowances and excludes capitalized development overhead, per bakery-cafe.
Franchise Operations
Panera has a broad-based franchising program. Panera continues to extend its franchise relationships beyond its current franchisees and annually files a Franchise Disclosure Document to facilitate sales of additional franchise and area development agreements, which we refer to as ADAs. The Panera franchise agreement typically requires the payment of a franchise fee of $35,000 per bakery-cafe (generally broken down into $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opens) and continuing royalties of generally 4 to 5 percent of sales from each bakery-cafe. Panera franchise-operated bakery-cafes follow the same standards for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Panera Company-owned bakery-cafes. The franchisees are required to purchase all of their dough products from sources approved by Panera. Panera’s fresh dough facility system supplies fresh dough products to substantially all Panera franchise-operated bakery-cafes. Panera does not generally finance franchisee construction or ADA payments. However, in fiscal 2008, to facilitate Panera’s expansion into Ontario, Canada, Panera entered into a credit facility with its initial franchisee in that market. See Note 13, Commitments and Contingent Liabilities, to our consolidated financial statements for further information regarding the credit facility with the Canadian franchisee. From time to time and on a limited basis, Panera may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. Panera does not hold an equity interest in any of the Panera franchise-operated bakery-cafes.

We have entered into franchise ADAs with 39 Panera franchisee groups, or area developers, as of December 30, 2008. Also, as of December 30, 2008, there were 725 Panera franchise-operated bakery-cafes open and commitments to open 256 additional Panera franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various ADAs with franchisees, which provide for the majority scheduled to open in the next four to five years. Panera expects its area developers to open approximately 48 to 54 new Panera franchise-operated bakery-cafes in fiscal 2009. The ADAs require an area developer to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, Panera has the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. Panera may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with Panera’s operating and brand standards and other covenants under the ADAs and franchise agreements. Panera may waive compliance with certain requirements under its ADAs and franchise agreements when it determines that such action is warranted under the particular circumstances.
Paradise, in addition to owning and operating various bakery-cafes, franchises bakery-cafes to operate under its trade name, Paradise Bakery & Café®. A franchise includes, but is not necessarily limited to, territory rights, trade secrets, a business plan, a system guide and a license to use specified trade names and trademarks and distribute products. Paradise requires an initial franchise fee of up to $60,000 for single bakery-cafe franchises. Paradise offers to certain qualified operators the opportunity to enter into an ADA, which permits a purchaser, upon payment of an area development fee, to obtain the rights to open future bakery-cafes in predetermined areas. Under an ADA, a purchaser generally pays an area development fee of $10,000 to $15,000 for each bakery-cafe to be opened under the ADA and an initial franchise fee of up to $40,000 for each bakery-cafe developed under the ADA. Paradise has entered into franchise agreements with 10 franchisee groups, or area developers, as of December 30, 2008. Also, as of December 30, 2008, there were 38 Paradise franchise-operated bakery-cafes open and commitments to open nine additional Paradise franchise-operated bakery-cafes. Paradise expects to open approximately one new Paradise franchise-operated bakery-cafe in fiscal 2009.
Bakery-Cafe Supply Chain
Panera bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. Fresh dough is supplied daily to both Panera Company-owned and franchise-operated bakery-cafes by Panera fresh dough facilities, which together are referred to as Panera’s bakery-cafe supply chain. As of December 30, 2008, there were 20 Panera fresh dough facilities, 19 of which were Company-owned and one of which was franchise-operated. We also operate a limited production facility that is co-located with one of our franchised bakery-cafes in Ontario, Canada to support the franchise-operated bakery-cafes located in this market.
Panera believes its fresh dough facility system provides a competitive advantage. The fresh dough facilities ensure consistent quality and supply of fresh dough products to both Panera Company-owned and franchise-operated bakery-cafes. Panera focuses its growth in areas that allow it to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. Panera will also selectively enter new markets, which requires the construction of additional fresh dough facilities when sufficient numbers of bakery-cafes are opened that permit efficient distribution of the fresh dough. The fresh dough distribution system delivers product daily to bakery-cafes. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by Panera associates. At December 30, 2008, Panera leased 176 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles. An average distribution route delivers dough to seven bakery-cafes. Panera believes there are numerous suppliers of its needed product ingredients and Panera could obtain ingredients from an alternative supplier if necessary.
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
Panera franchise-operated bakery-cafes operate under individual contracts with one of Panera’s distributors. As of December 30, 2008, there was one primary distributor serving the Panera system.

Management Information Systems
Each Panera Company-owned bakery-cafe has computerized point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, transaction counts, product mix and average check. All product prices are programmed into the point-of-sale registers from Panera’s headquarters office. Panera allows franchisees access to certain of its proprietary bakery-cafe systems and systems support. Franchisees set their own menu prices.
Panera uses in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. The system supplies sales, bank deposit, and variance data to Panera’s accounting department on a daily basis. Panera uses this retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for each Panera Company-owned bakery-cafe. Additionally, Panera monitors the average check, transaction count, product mix, and other sales trends. Panera also uses this retail data in its “exception-based reporting” tools to safeguard its cash, protect its assets, and train its associates. The Panera fresh dough facilities have computerized systems which accept electronic orders from the bakery-cafes and deliver the ordered product back to the bakery-cafes. Panera also uses an eLearning system and Learning Tools website to provide on-line training for Panera’s retail associates and on-line baking instructions for its bakers.
Most bakery-cafes also provide customers free Internet access provided through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.
Competition
We compete with numerous sources in our trade areas. Our Panera and Paradise bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete based on customers’ needs for breakfast, AM “chill,” lunch, PM “chill,” dinner, take home bread and catering. The competitive factors include location, environment, customer service, price and product quality. We compete for leased space in desirable locations. Some of our competitors may have capital resources greater than ours. For further information on competition, see “Item 1A. Risk Factors” in this Form 10-K.
Employees
As of December 30, 2008, Panera had approximately 9,300 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 600 were employed in general or administrative functions, principally in Panera’s support centers or executive offices; approximately 1,200 were employed in Panera’s fresh dough facility operations; and approximately 7,500 were employed in Panera’s bakery-cafe operations as bakers, managers, and associates. Panera also had approximately 12,500 part-time hourly associates at Panera bakery-cafes at December 30, 2008. Panera does not have any collective bargaining agreements with its associates and considers its employee relations to be good. Panera places a priority on staffing its bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invests in training programs to ensure the quality of its operations.
As of December 30, 2008, Paradise had approximately 360 full-time associates, of whom approximately 40 were employed in general or administrative functions; approximately 30 were employed in Paradise’s commissary operations; and approximately 290 were employed in Paradise’s bakery-cafe operations as bakers, managers, and associates. Paradise also had approximately 1,140 part-time hourly associates at Paradise bakery-cafes at December 30, 2008. Paradise does not have any collective bargaining agreements with its associates and considers its employee relations to be good. Paradise places a priority on staffing its bakery-cafes, fresh dough facility, and support operations with skilled associates and invests in training programs to ensure the quality of its operations.
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
Disruptions in our supply chain could adversely affect our profitability and operating results.
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. One company delivers the majority of our ingredients and other products to Panera’s bakery-cafes on a regular basis (two or three times weekly). In addition, we and our franchisees rely on a network of local and national suppliers for the delivery of fresh produce (three to six times per week), which is particularly susceptible to supply volatility as a result of weather conditions. Our dependence on frequent deliveries to our bakery-cafes by a single distributor could cause shortages or supply interruptions that could adversely impact our operations.

Although many of our ingredients and products are prepared to our specifications, we believe that a majority of the ingredients are based on generally available products that could be obtained from alternative sources if needed. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks associated with supply and cost. Antibiotic-free chicken, which is sold in Panera Company-owned and franchise-operated bakery-cafes, is currently supplied to us by three different companies. However, there are few producers of antibiotic-free chicken, which may make it difficult, or more costly, for us to find alternative suppliers if necessary.
Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery operations or, if necessary, we could make menu adjustments to address material supply issues. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers and distributor, some of which are beyond our control, and which could have an adverse effect on our business and results of operations.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have been able to recover inflationary cost and commodity price increases, including, among other things, fuel, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, increased volatility in certain commodity markets, such as those for wheat or proteins such as chicken or turkey could have an adverse effect on us depending upon whether we are able to increase food prices to cover such increases.
Disruptions or supply issues in our Panera fresh dough facilities could adversely affect our business and results of operations.
Panera operates 19 fresh dough facilities, which service all of Panera’s Company-owned and approximately 98 percent of Panera’s franchise-operated bakery-cafes in the United States. The fresh dough distribution system delivers fresh dough products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of the fresh dough facilities, whether due to weather conditions, technical or labor difficulties, destruction or damage to the vehicle fleet or facility or other reasons, could cause a shortage of fresh dough products at Panera’s bakery-cafes. Such a shortage of fresh dough products could, depending on the extent and duration, have a material adverse effect on our business and results of operations.
Additionally, while fuel costs have decreased in the second half of 2008, given the recent volatility of these costs, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations, including its efficiencies in distribution from Panera’s fresh dough facilities to the Panera bakery-cafes.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in our Company-owned and franchise-operated bakery-cafes in the United States. Although we believe we have adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, we may be subject to allegations regarding quality, health or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation can be very costly and the results uncertain.
The current economic crisis could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.
As the recent economic crisis has broadened and intensified, many sectors of the economy have been adversely impacted. As a retailer that depends upon consumer discretionary spending, we could face a challenging fiscal 2009 because our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Because a key point in our business strategy is limiting decreases in our transaction count and maintaining margin growth, any significant decreases in customer traffic or average profit per transaction will negatively impact our financial performance as reduced revenues result in de-leveraging of operating costs, which creates downward pressure on margins. Additionally, many of the effects and consequences of the financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on Panera’s credit facility, or otherwise negatively impact our business and financial results.

We may not be successful in convincing our customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including antibiotic-free chicken and our artisan breads, is worth the prices they will pay at our bakery-cafes relative to lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to educate customers about the quality of our food or our customers rejection of our pricing approach could require us to change our pricing, marketing or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.
Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.
Customer preferences and traffic could be impacted by health concerns about the consumption of particular food products and could cause a decline in our sales. Negative publicity about ingredients, poor food quality, food-borne illness, injury, health concerns, allergens or nutritional content could cause customers to shift their preferences. For example, in 2008, outbreaks of e. coli relating to certain food items, such as jalapenos and spinach, caused consumers to avoid certain products. More recently, outbreaks of salmonella relating to certain peanuts and peanut butter products caused consumers to avoid such products. Asian and European countries have also experienced outbreaks of avian flu. These problems, other food-borne illnesses (such as hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. Negative publicity concerning particular food products may adversely affect demand for our products and could cause an increase in our food costs as a result of potentially irregular supply of such products and a decrease in customer traffic to our bakery-cafes.
Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our brand, intellectual property and our confidential and proprietary information is very important to our business and our competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Paradise Bakery & Café®, Via Panera®, and Mother Bread design, along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
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
The restaurant industry is highly competitive with respect to location, customer service, price, quality of products and overall customer experience. We compete with specialty food, casual dining and quick service restaurant retailers including national, regional and locally owned restaurants. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the casual dining restaurant industry better than we can. Additionally, other companies may develop restaurants that operate with concepts similar to ours. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.

Additionally, competition could cause us to modify or evolve our products, designs or strategies. If we do so, we cannot guarantee that we will be successful in implementing the changes or that our profitability will not be negatively impacted by them.
Loss of senior management or the inability to recruit and retain associates could adversely affect our future success.
Our success depends on the services of our senior management and associates, all of whom are “at will” employees. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue our growth.
Our success also depends on our continuing ability to hire, train, motivate and retain qualified associates in our bakery-cafes, fresh dough facilities and support centers. Our failure to do so could result in higher associate turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
Our ability to increase our revenue and operating profits could be adversely affected if we are unable to execute our growth strategy or achieve sufficient returns on invested capital for bakery-cafe locations.
Our growth strategy consists of numerous aspects including new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:
•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to take advantage of perceived opportunities in a softening commercial real estate market;

•	securing required governmental approvals and permits and complying with applicable zoning, land use and environmental regulations; and

•	general economic conditions.
Our growth strategy depends on continued development by our franchisees. If our franchisees do not continue to successfully finance and open new bakery-cafes, our business could be adversely affected.
Our growth strategy includes continued development of bakery-cafes through franchising. At December 30, 2008, approximately 58 percent of our bakery-cafes were operated by franchisees (763 franchise-operated bakery-cafes out of a total of 1,325 bakery-cafes system-wide). The opening and success of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
Additionally, our results of operations include revenues derived from royalties on sales from, and revenues from sales by our fresh dough facilities to, franchise-operated bakery-cafes. As a result, our growth expectations and revenue could be negatively impacted by a material downturn in sales at and to franchise-operated bakery-cafes or if one or more key franchisees becomes insolvent and unable to pay us our royalties.

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
We operate in Canada and may expand into other foreign markets and therefore, we may be exposed to uncertainties and risks that could negatively impact our results of operations.
We operate in Canada and may expand our operations into other foreign markets, which could expose us to new risks and uncertainties. We expanded our operations into Canadian markets by opening two franchise-operated bakery-cafes in the fourth quarter of 2008 and a third franchise-operated bakery-cafe at the beginning of the first quarter of 2009. Our expansion into Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, and political factors, either of which could have a material adverse effect on our financial condition and results of operations if our Canadian operations continue to expand. In addition, if we expand into other foreign markets, we will be subject to other foreign economic conditions and political factors including, but not limited to, taxation, inflation, currency fluctuations, increased regulations and quotas, tariffs and other protectionist measures. Further, we may be exposed to new forms of competition not present in its domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.
If we fail to comply with governmental regulations or if these regulations change, our business could suffer.
We are subject to extensive federal, state, local and foreign laws, in connection with the operation of our business, including those related to:
•	franchise relationships;

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	environmental matters;

•	the preparation, labeling and sale of food; and

•	labor and employment.
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
While we believe we operate in substantial compliance with these laws, they are complex and vary from location to location, which complicates monitoring and compliance. As a result, regulatory risks are inherent in our operation. Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions including the temporary suspension of bakery-cafe or fresh dough facility operations or a delay in construction or opening of a bakery-cafe, any of which could adversely affect our business, operations and our reputation.
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, several states and individual municipalities, including King County, Washington, New York City and the state of California, have adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput.

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
Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase in 2009. These increases, as well as existing or potential legislation changes, such as proposals to require employers to provide health insurance to employees, could negatively impact our operating results.
We are subject to complaints and litigation that could have an adverse effect on our business.
In the ordinary course of our business we may become subject to complaints and litigation alleging that we are responsible for a customer illness or injury suffered at or after a visit to one of our bakery-cafes or to one of our franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, allergens, personal injury or other concerns. In addition, we are subject to litigation by employees, investors, franchisees and others through private actions, class actions or other forums. For example, in January 2008, a purported class action lawsuit was filed against us and three of our current or former executive officers by investors alleging violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit, the outcome of litigation is difficult to assess and quantify and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks.  Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.
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
We have historically acquired existing bakery-cafes and development rights from our franchisees either by negotiated agreement or exercise of our rights of first refusal under the franchise and area development agreements. However, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., which we refer to as Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary. Any acquisition that we undertake involves risk, including:
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
Our operating results may fluctuate significantly from our forecasts, targets or projections because of a number of factors, including the following:
•	lower customer traffic or average value per transaction due to:
•	changes in average weekly sales and comparable bakery-cafe sales, including as a result of the introduction of new menu items;

•	changes in demographics, consumer preferences and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; or

•
unfavorable general economic conditions in the markets in which we operate, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment, lower disposable income due to higher energy or other consumer costs, lower consumer confidence and other events or factors that adversely affect consumer spending.

•	cost increases due to:
•	changes in our operating costs;

•	labor availability and increased labor costs, including wages of management and associates, compensation insurance and health care; and

•	changes in business strategy including concept evolution and new designs.
•	profitability of new bakery-cafes, especially in new markets;

•	delays in new bakery-cafe openings;

•	fluctuations in supply costs, shortages or interruptions; and

•	natural disasters and other calamities.
Seasonality, inclement weather and other variable factors may adversely affect our sales and results of operations and could cause our quarterly results to fluctuate, which may adversely affect our financial condition.
Our sales have fluctuated by season due to the number and timing of bakery-cafe openings and related expense, consumer spending patterns and weather. Historically, sales have been higher during the winter holiday season as a result of increased traffic, higher baked goods sales and family and community gatherings. In fiscal 2008, Company-owned bakery-cafes had an aggregate of approximately $260.4 million, or 23.5 percent, in sales in the first quarter, which was our lowest recorded relative quarterly sales in fiscal 2008. Comparatively, in our fourth quarter we had an aggregate of approximately $303.0 million, or 27.4 percent, in sales in that quarter, recording the highest relative quarterly sales for fiscal 2008. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or year.

Our investments of certain cash balances in short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
At December 30, 2008, our short-term investments consisted of units of beneficial interest in the Columbia Strategic Cash Portfolio, or the Columbia Portfolio, which is an enhanced cash fund previously sold as an alternative to traditional money-market funds. We have historically invested a portion of our on hand cash balances in this fund. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.
These Columbia Portfolio units are no longer trading and have no readily determinable market value. Based on the information available to us, we have estimated the fair value of the Columbia Portfolio units at $0.650 per unit, or $4.1 million, as of December 30, 2008. During fiscal 2008, we received $17.2 million of cash redemptions at an average net asset value of $0.963 per unit. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.9 million in fiscal 2008 related to the fair value measurements and redemptions received and included the net loss in other (income) expense, net in the Consolidated Statements of Operations. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine that there is a further decline in fair value, we may recognize additional losses in future periods up to the aggregate amount of these investments. Subsequent to our fiscal 2008 year end and through February 27, 2009, the date of our fiscal 2008 Form 10-K filing, we have received additional cash redemptions of $0.9 million at approximately $0.830 per unit. We included $2.4 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at December 30, 2008, as we reasonably believe the cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.7 million of the fair value of our Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at December 30, 2008.
Regional factors could negatively impact our results of operations.
There are several states, particularly in the Midwest region of the United States, in which Panera, its franchisees, or both own and operate a significant number of bakery-cafes.  As a result, the economic conditions, state and local laws, government regulations and weather conditions affecting those particular states, or a geographic region generally, may have a material impact upon our results of operations.
Failure to meet market expectations for our financial performance will likely adversely affect the market price of Panera stock.
The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. Should we fail to meet market expectations going forward, particularly with respect to comparable bakery-cafe sales, net revenues, operating margins, and earnings per share, the market price of our stock will likely decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe is approximately 4,600 square feet for Panera and 3,500 square feet for Paradise. The square footage of each of our fresh dough facilities is provided below. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally for 10 years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.

Information with respect to our Company-owned leased fresh dough facilities as of December 30, 2008 is set forth below:

Facility	Square Footage
Atlanta, GA	18,000
Beltsville, MD	26,700
Chicago, IL	30,900
Cincinnati, OH	22,300
Dallas, TX	12,900
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	40,300
Greensboro, NC	19,200
Kansas City, KS	17,000
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	16,500
Phoenix, AZ	7,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	14,300
Warren, OH	16,300

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

As of December 30, 2008, we operated 1,325 bakery-cafes in the following locations:

	Company-	Franchise-
	Owned	Operated	Total Bakery-
State	Bakery-Cafes	Bakery-Cafes	Cafes
Alabama	13	—	13
Arizona	31	5	36
Arkansas	—	4	4
California	35	46	81
Colorado	1	33	34
Connecticut	11	10	21
Delaware	—	3	3
Florida	38	75	113
Georgia	11	18	29
Illinois	68	34	102
Indiana	31	6	37
Iowa	2	15	17
Kansas	—	18	18
Kentucky	14	2	16
Maine	—	4	4
Maryland	—	40	40
Massachusetts	5	36	41
Michigan	45	14	59
Minnesota	22	3	25
Missouri	44	20	64
Nebraska	10	2	12
Nevada	—	5	5
New Hampshire	—	9	9
New Jersey	—	48	48
New York	31	29	60
North Carolina	12	30	42
Ohio	9	87	96
Oklahoma	—	17	17
Oregon	5	4	9
Pennsylvania	23	45	68
Rhode Island	—	6	6
South Carolina	8	6	14
South Dakota	1	—	1
Tennessee	12	14	26
Texas	16	27	43
Utah	—	6	6
Virginia	52	9	61
Washington	12	1	13
West Virginia	—	7	7
Wisconsin	—	23	23
Canada	—	2	2

Totals	562	763	1,325

ITEM 3. LEGAL PROCEEDINGS
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe we and the other defendants have meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, plaintiffs filed an opposition to our motion to dismiss, and on December 3, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, plaintiff filed an opposition to our motion to dismiss, and on September 10, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although we believe that our policies and practices were lawful and that we have meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a settlement agreement in late fiscal 2008, which has been preliminarily approved by the court.
On March 19, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Marion Taylor, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. Although we believe that our policies and practices were lawful and that we have meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a settlement agreement in late fiscal 2008. The settlement was finalized in early fiscal 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2008.

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

2008	High	Low
First Quarter	$44.20	$31.52
Second Quarter	$52.30	$41.02
Third Quarter	$58.88	$43.64
Fourth Quarter	$55.91	$36.36

2007	High	Low
First Quarter	$62.63	$53.15
Second Quarter	$60.22	$46.29
Third Quarter	$47.90	$39.79
Fourth Quarter	$48.95	$34.27
On February 23, 2009, the last sale price for the Class A common stock, as reported on the Nasdaq Global Select Market, was $45.67. As of February 23, 2009, we had approximately 2,172 holders of record of our Class A common stock and approximately 42 holders of record of our Class B common stock.
Dividend Policy
We routinely evaluate various options for the use of our capital, including the potential issuance of dividends; however, we have never paid cash dividends on our capital stock and do not have current plans to pay cash dividends in 2009 as we currently intend to re-invest earnings in continued growth of our operations.
Share Repurchase Program
On November 27, 2007, in connection with a share repurchase program approved by our Board of Directors on November 20, 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, subject to maximum per share purchase price. Under the share repurchase program, we repurchased a total of 752,930 shares of our Class A common stock at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million in fiscal 2007. In fiscal 2008, we repurchased a total of 1,413,358 shares of our Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million, which completed our share repurchase program. Shares repurchased under this program were retired immediately and resumed the status of authorized but unissued shares.
During the fourth quarter of fiscal 2008, we repurchased Class A common stock as follows:

				Total Number of	Approximate Dollar Value of
				Shares Purchased as	Shares That May Yet Be
	Total Number of		Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased		Paid per Share	Announced Program	Announced Program
September 24, 2008 – October 21, 2008	38	(1)	$52.96	—	$—
October 22, 2008 – November 25, 2008	305	(1)	$40.48	—	$—
November 26, 2008 – December 30, 2008	20	(1)	$43.99	—	$—

Total	363		$41.98	—	$—

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

	For the fiscal year ended (1)
	December 30, 2008	December 25, 2007	December 26, 2006	December 27, 2005	December 25, 2004
Revenues:
Bakery-cafe sales	$1,106,295	$894,902	$666,141	$499,422	$362,121
Franchise royalties and fees	74,800	67,188	61,531	54,309	44,449
Fresh dough sales to franchisees	117,758	104,601	101,299	86,544	72,569

Total revenue	1,298,853	1,066,691	828,971	640,275	479,139
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	332,697	271,442	196,849	143,057	104,836
Labor	352,462	286,238	204,956	151,524	110,790
Occupancy	90,390	70,398	48,602	35,558	25,040
Other operating expenses	147,033	121,325	92,176	70,003	51,044

Total bakery-cafe expenses	922,582	749,403	542,583	400,142	291,710
Fresh dough cost of sales to franchisees	108,573	92,852	85,951	74,654	62,623
Depreciation and amortization	67,225	57,903	44,166	33,011	25,298
General and administrative expenses	84,393	68,966	59,306	46,301	33,338
Pre-opening expenses	3,374	8,289	6,173	5,072	4,332

Total costs and expenses	1,186,147	977,413	738,179	559,180	417,301

Operating profit	112,706	89,278	90,792	81,095	61,838
Interest expense	1,606	483	92	50	18
Other (income) expense, net	883	333	(1,976)	(1,133)	1,065

Income before minority interest and income taxes	110,217	88,462	92,676	82,178	60,755
Income (loss) allocable to minority interest	1,509	(428)	—	—	—

Income before income taxes	108,708	88,890	92,676	82,178	60,755
Income taxes	41,272	31,434	33,827	29,995	22,175

Net income	$67,436	$57,456	$58,849	$52,183	$38,580

Per share data:
Net income per share
Basic	$2.24	$1.81	$1.88	$1.69	$1.28

Diluted	$2.22	$1.79	$1.84	$1.65	$1.25

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,059	31,708	31,313	30,871	30,154

Diluted	30,422	32,178	32,044	31,651	30,768

Consolidated balance sheet data:
Cash and cash equivalents	$74,710	$68,242	$52,097	$24,451	$29,639
Short-term investments	$2,400	$23,198	$20,025	$46,308	$28,415
Total assets	$673,917	$698,752	$542,609	$437,667	$324,672
Long-term liabilities	$61,217	$122,807	$35,333	$33,824	$27,604
Stockholders’ equity	$495,162	$446,164	$397,666	$316,978	$241,363

Franchisee revenues (2)	$1,542,791	$1,376,430	$1,245,472	$1,097,191	$879,070
Comparable bakery-cafe sales percentage for (3):
Company-owned bakery-cafes	5.8%	1.9%	3.9%	7.4%	2.9%
Franchise-operated bakery-cafes (2)	5.3%	1.5%	4.1%	8.0%	2.6%
Bakery-cafe data:
Company-owned bakery-cafes open	562	532	391	311	226
Franchise-operated bakery-cafes open	763	698	636	566	515

Total bakery-cafes open	1,325	1,230	1,027	877	741

(1)
Fiscal 2008 was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days, with the exception of fiscal 2005. In fiscal 2005, we changed our fiscal week to end on Tuesday rather than Saturday. As a result, our 2005 fiscal year ended on December 27, 2005 instead of December 31, 2005 and, therefore, consisted of 52 and a half weeks rather than the 53 week year that would have resulted without the calendar change.

(2)
Franchise-operated comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with Generally Accepted Accounting Principles, or GAAP, and may not be comparable to franchise-operated comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.

(3)
Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 53 week period in fiscal 2007 (52 weeks in fiscal 2007 plus week one of fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 would have been approximately 3.6 percent and 3.4 percent, respectively.

Beginning in the first quarter of fiscal 2008, we changed the classification of certain amounts between fresh dough cost of sales to franchisees and cost of food and paper products. We have reclassified prior periods in order to conform to the current presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of dough products and sales of tuna and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales to franchisees relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
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
Our fiscal year ends on the last Tuesday in December. As a result, our 2008 fiscal year had 53 weeks with the fourth quarter comprising 14 weeks. Our 2007 and 2006 fiscal years each had 52 weeks.
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that have been in operation and franchise-operated for at least 18 months. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes. Comparable bakery-cafe sales exclude closed locations and Paradise bakery-cafes.

Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with Generally Accepted Accounting Principles, or GAAP, and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees also contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
We also include in this report information on Company-owned, franchise-operated and system-wide average weekly sales. Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent from the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
In fiscal 2008, we earned $2.22 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 5.5 percent (5.8 percent for Company-owned bakery-cafes and 5.3 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2008, a 53 week year; system-wide average weekly sales increased 1.5 percent to $39,239 ($38,066 for Company-owned bakery-cafes and $40,126 for franchise-operated bakery-cafes); 102 new bakery-cafes opened system-wide (35 Company-owned bakery-cafes and 67 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we established a reserve and recorded a charge of $2.8 million, or $0.06 per diluted share, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. The fiscal 2008 results of $2.22 per diluted share also included additional charges totaling $0.08 per diluted share, including a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.04 per diluted share, a $0.01 per diluted share impact with respect to on-going legal settlements, a $0.02 per diluted share impact of an unfavorable tax adjustment, and a charge of $0.01 per diluted share for asset write-offs related to our new coffee program. Our results in fiscal 2008 also reflect the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”
In fiscal 2007, we earned $1.79 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 1.6 percent (1.9 percent for Company-owned bakery-cafes and 1.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 1.2 percent to $38,668 ($37,548 for Company-owned bakery-cafes and $39,433 for franchise-operated bakery-cafes); and 169 new bakery-cafes opened system-wide, including 89 Company-owned bakery-cafes and 80 franchise-operated bakery-cafes. Additionally, we acquired 36 bakery-cafes from franchisees, we sold one bakery-cafe to a franchisee, and 10 bakery-cafes were closed system-wide, including five Company-owned bakery-cafes and five franchise-operated bakery-cafes. Further, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., referred to as Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary. The fiscal 2007 results of $1.79 per diluted share also included charges totaling $0.03 per diluted share, which is comprised of a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.02 per diluted share and a charge of $0.01 per diluted share related to the discontinuation of our Crispani® product line.
In fiscal 2006, we earned $1.84 per diluted share with the following system-wide performance on key metrics: comparable bakery-cafe sales growth of 4.1 percent (3.9 percent for Company-owned bakery-cafes and 4.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales of $39,150 ($37,833 for Company-owned bakery-cafes and $39,894 for franchise-operated bakery-cafes); and 155 new bakery-cafes opened system-wide, including 70 Company-owned bakery-cafes and 85 franchise-operated bakery-cafes. The fiscal 2006 results of $1.84 per diluted share also included a charge of $0.03 per diluted share related to the acquisition of Paradise.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Revenues:
Bakery-cafe sales	85.2%	83.9%	80.4%
Franchise royalties and fees	5.8	6.3	7.4
Fresh dough sales to franchisees	9.1	9.8	12.2

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.1%	30.3%	29.6%
Labor	31.9	32.0	30.8
Occupancy	8.2	7.9	7.3
Other operating expenses	13.3	13.6	13.8

Total bakery-cafe expenses	83.4	83.7	81.5
Fresh dough cost of sales to franchisees (2)	92.2	88.8	84.8
Depreciation and amortization	5.2	5.4	5.3
General and administrative expenses	6.5	6.5	7.2
Pre-opening expenses	0.3	0.8	0.7

Total costs and expenses	91.3	91.6	89.0

Operating profit	8.7	8.4	11.0
Interest expense	0.1	0.1	—
Other (income) expense, net	0.1	—	(0.2)

Income before minority interest and income taxes	8.5	8.3	11.2
Income (loss) allocable to minority interest	0.1	—	—

Income before income taxes	8.4	8.3	11.2
Income taxes	3.2	2.9	4.1

Net income	5.2%	5.4%	7.1%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Number of bakery-cafes:
Company-owned:
Beginning of period	532	391	311
Bakery-cafes opened	35	89	70
Bakery-cafes closed	(5)	(5)	(3)
Bakery-cafes acquired from franchisees (1)	—	36	13
Bakery-cafes acquired (2)	—	22	—
Bakery-cafe sold to a franchisee (3)	—	(1)	—

End of period (4)	562	532	391
Franchise-operated:
Beginning of period	698	636	566
Bakery-cafes opened	67	80	85
Bakery-cafes closed	(2)	(5)	(2)
Bakery-cafes sold to Company (1)	—	(36)	(13)
Bakery-cafes acquired (2)	—	22	—
Bakery-cafe purchased from Company (3)	—	1	—

End of period (4)	763	698	636
System-wide:
Beginning of period	1,230	1,027	877
Bakery-cafes opened	102	169	155
Bakery-cafes closed	(7)	(10)	(5)
Bakery-cafes acquired (2)	—	44	—

End of period (4)	1,325	1,230	1,027

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

(3)	In June 2007, we sold one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer.

(4)	Bakery-cafes at December 30, 2008 include 73 system-wide Paradise bakery-cafes (35 company-owned and 38 franchise-operated bakery-cafes).
Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the fiscal year ended
	December 30, 2008 (1)	December 25, 2007	December 26, 2006
Company-owned	5.8%	1.9%	3.9%
Franchise-operated	5.3%	1.5%	4.1%
System-wide	5.5%	1.6%	4.1%
Note: Comparable bakery-cafe sales presented above and elsewhere in this annual report exclude the impact from Paradise bakery-cafes.

(1)
Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 53 week period in fiscal 2007 (52 weeks in fiscal 2007 plus week one of fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 would have been approximately 3.6 percent and 3.4 percent, respectively.

Results of Operations
Fiscal 2008 Compared to Fiscal 2007
Revenues
Including the impact from the additional week of total revenues of approximately $21.2 million in fiscal 2008, a 53 week year, total revenues in fiscal 2008 increased 21.8 percent to $1,298.9 million compared to $1,066.7 million in fiscal 2007. The growth in total revenue in fiscal 2008 compared to the prior year is primarily due to the opening of 102 new bakery-cafes system-wide in fiscal 2008, a full fiscal year of revenue from 44 system-wide bakery-cafes, which we acquired on February 1, 2007 in connection with our purchase of 51 percent of the outstanding stock of Paradise, the impact of the extra week of total revenues in fiscal 2008, and the increase in system-wide comparable bakery-cafe sales in fiscal 2008 of 5.5 percent, which includes the impact of the additional week of sales in fiscal 2008.
The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
System-wide average weekly sales	$39,239	$38,668	1.5%
Including the impact from the additional week of bakery-cafe sales of approximately $17.5 million in fiscal 2008, a 53 week year, bakery-cafe sales for fiscal 2008 increased 23.6 percent to $1,106.3 million compared to $894.9 million for fiscal 2007. The increase in bakery-cafe sales for fiscal 2008 compared to the prior fiscal year is primarily due to the opening of 35 new Company-owned bakery-cafes, the impact from a full fiscal year of revenue from the 36 bakery-cafes acquired from franchisees in 2007, the impact of the extra week of bakery-cafe sales in fiscal 2008, and the 5.8 percent increase in comparable Company-owned bakery-cafe sales for fiscal 2008, which includes the impact of the additional week of sales. This 5.8 percent increase in comparable bakery-cafe sales was driven by approximately 5.1 percent in average sales price increases and by approximately 0.7 percent from net increases in transaction/mix in comparison to the same period in the prior year. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 1.3 percentage points to 85.2 percent for fiscal 2008, which includes the additional week of sales, as compared to 83.9 percent in the prior fiscal year. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 20.4 percent and 79.6 percent, respectively, of the $211.4 million increase in sales from the prior fiscal year, which includes the additional week of sales in fiscal 2008. In addition, average weekly sales for Company-owned bakery-cafes for fiscal 2008 increased as compared to the prior year primarily due to price increases and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings, partially offset by a decrease in transactions. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
Company-owned average weekly sales	$38,066	$37,548	1.4%
Company-owned number of operating weeks	29,062	23,834	21.9%

Including the impact from the additional week of franchise royalties and fees of approximately $1.5 million in fiscal 2008, a 53 week year, franchise royalties and fees in fiscal 2008 increased 11.3 percent to $74.8 million compared to $67.2 million in fiscal 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007
Franchise royalties	$72,565	$64,581
Franchise fees	2,235	2,607

Total	$74,800	$67,188

The increase in royalty revenue in fiscal 2008 compared to the prior fiscal year can be attributed to the opening of 67 new franchise-operated bakery-cafes, the impact of the extra week of revenue in fiscal 2008, and the 5.3 percent increase in comparable franchise-operated bakery-cafe sales in fiscal 2008, which includes the additional week of sales. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date, partially offset by the sale of 36 bakery-cafes by franchisees to us in fiscal 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 38.7 percent and 61.3 percent, respectively, of the $166.4 million increase in sales from the prior fiscal year, which includes the additional week of sales in fiscal 2008. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
Franchisee average weekly sales	$40,126	$39,433	1.8%
Franchisee number of operating weeks	38,449	34,905	10.2%
As of December 30, 2008, there were 763 franchise-operated bakery-cafes open and commitments to open 265 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs with franchisees, which provide for the majority to open in the next four to five years. In fiscal 2009, we expect our area developers to open approximately 48 to 54 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. Panera may waive compliance with certain requirements under its ADAs and franchise agreements when it determines that such action is warranted under the particular circumstances.
Including the impact from the additional week of fresh dough sales to franchisees of approximately $2.2 million in fiscal 2008, a 53-week year, fresh dough sales to franchisees in fiscal 2008 increased 12.6 percent to $117.8 million compared to $104.6 million in fiscal 2007. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since the prior fiscal year, higher overall franchise-operated bakery-cafe sales demonstrated by the 5.3 percent increase in comparable franchise-operated bakery-cafe sales percentages in fiscal 2008, which includes the additional week of sales, increases in our sales prices of dough products to franchisees compared to the same periods in the prior year, and the impact of the extra week of sales in fiscal 2008.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations.
The cost of food and paper products was $332.7 million, or 30.1 percent of bakery-cafe sales in fiscal 2008 compared to $271.4 million, or 30.3 percent of bakery-cafe sales in fiscal 2007. Despite significant increases in input costs, we slightly decreased the cost of food and paper products percent of bakery-cafe sales rate through several means, including category management initiatives, leverage from higher sales prices, and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2008, there was an average of 62.0 bakery-cafes per fresh dough facility compared to an average of 55.8 for the same fiscal period in 2007. Partially offsetting these decreases were significant commodity cost increases on primarily wheat and diesel, coupled with general inflationary cost increases. In fiscal 2008, our previously locked in average all-in cost of wheat was approximately $14.45 per bushel versus $5.80 per bushel in fiscal 2007. In fiscal 2008, our average cost of fuel was $4.05 per gallon compared to $3.00 per gallon in fiscal 2007.

Labor expense was $352.5 million, or 31.9 percent of bakery-cafe sales in fiscal 2008 compared to $286.2 million, or 32.0 percent of bakery-cafe sales, in fiscal 2007. The labor expense as a percentage of bakery-cafe sales remained fairly consistent between the 2008 and 2007 fiscal years primarily as a result of the reduction in fixed labor costs from the removal of Crispani® from the bakery-cafes in the first quarter of 2008 and leverage from higher sales prices, offset partially by labor inefficiencies resulting from lower transaction levels and a modest effect from higher self-insured benefits expense and normalized incentive compensation levels in fiscal 2008 as compared to fiscal 2007.
Occupancy cost was $90.4 million, or 8.2 percent of bakery-cafe sales, in fiscal 2008 compared to $70.4 million, or 7.9 percent of bakery-cafe sales, in fiscal 2007. The increase in occupancy cost as a percentage of bakery-cafe sales between the 2008 and 2007 fiscal years was primarily due to rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the West Coast, and, less significantly, due to the increasing numbers of urban, free-standing and drive-thru bakery-cafe locations.
Other operating expenses were $147.0 million, or 13.3 percent of bakery-cafe sales, in fiscal 2008 compared to $121.3 million, or 13.6 percent of bakery-cafe sales, in fiscal 2007. The decrease in other operating expenses rate between the 2008 and 2007 fiscal years was primarily due to improved leverage of our expenses due to higher sales coupled with disciplined management of controllable expenses, partially offset by a charge of $0.4 million related to asset write-offs involving our new coffee program.
Fresh dough facility cost of sales to franchisees was $108.6 million, or 92.2 percent of fresh dough facility sales to franchisees, in fiscal 2008, compared to $92.9 million, or 88.8 percent of fresh dough facility sales to franchisees, in fiscal 2007. The increase in the fresh dough facility cost of sales rate in fiscal 2008 compared to the prior fiscal year is primarily the result of the year-over-year significant increase in wheat costs and diesel costs per gallon previously described, which were only partially offset by our ability to increase prices and our improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings.
General and administrative expenses were $84.4 million, or 6.5 percent of total revenue, in fiscal 2008 compared to $69.0 million, or 6.5 percent of total revenue, in fiscal 2007. This consistency in general and administrative expenses as a percentage of total revenue was primarily due to disciplined expense management and improved leverage of our expenses due to higher sales, which was partially offset by normalized incentive compensation expense and higher self-insured benefits expense compared to the prior year, a charge of $2.8 million related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided in the first quarter of 2008 to no longer develop in connection with the adjustment of our 2008 development plans, and a charge of $0.6 million related to on-going legal settlements.
Other Income and Expense
Other income and expense in fiscal 2008 increased to $0.9 million of expense, or 0.1 percent of total revenue, from $0.3 million of expense, or less than 0.1 percent of total revenue, in fiscal 2007. The year-over-year change in other income and expense between the 2008 and 2007 fiscal years was primarily from a net charge of $1.9 million in fiscal 2008 to recognize realized and unrealized gains and losses on the changes in fair value of its investment in the Columbia Portfolio and related redemptions received; a $0.5 million gain from the sale of a bakery-cafe to a franchisee in fiscal 2007; and lower interest income in fiscal 2008 resulting from lower interest rates on cash and investments on-hand. Partially offsetting these items was a charge of approximately $0.2 million in fiscal 2007 stemming from the Paradise acquisition and a charge of approximately $1.1 million in fiscal 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower than the current market royalty rates.
Income Taxes
The provision for income taxes increased to $41.3 million in fiscal 2008 compared to $31.4 million in fiscal 2007. The tax provision for the 2008 and 2007 fiscal years reflects an effective tax rate of 38.0 percent and 35.4 percent, respectively. The tax provision in fiscal 2008 includes a $0.5 million favorable adjustment to recognize the benefit of tax credits not previously recognized and a $1.0 million increase in our reserves for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit. The tax provision in fiscal 2007 included $0.9 million of charges to increase our reserves for unrecognized tax benefits primarily related to certain state tax law changes; a $1.5 million tax benefit reflecting the expiration of the statute of limitations on the recovery of certain previously deducted expenses; and a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized.

Fiscal 2007 Compared to Fiscal 2006
Revenues
Total revenues in fiscal 2007 increased 28.7 percent to $1,066.7 million compared to $829.0 million in fiscal 2006. The growth in total revenue in fiscal 2007 compared to the prior year is primarily due to the opening of 169 new bakery-cafes system-wide in fiscal 2007, the acquisition of 44 system-wide bakery-cafes on February 1, 2007 as a result of the purchase of 51 percent of the outstanding stock of Paradise, and the increase in system-wide comparable bakery-cafe sales in fiscal 2007 of 1.6 percent.
The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
System-wide average weekly sales	$38,668	$39,150	-1.2%
Bakery-cafe sales in fiscal 2007 increased 34.3 percent to $894.9 million compared to $666.1 million in fiscal 2006. The increase in bakery-cafe sales in fiscal 2007 compared to the prior fiscal year is primarily due to the impact of a full year’s operations of the 70 Company-owned bakery-cafes opened in 2006, the opening of 89 new Company-owned bakery-cafes, the acquisition of 36 bakery-cafes from franchisees in 2007, and to a lesser extent the 1.9 percent increase in comparable Company-owned bakery-cafe sales in fiscal 2007. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 3.5 percentage points to 83.9 percent in fiscal 2007 as compared to 80.4 percent in the prior fiscal year. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 4.8 percent and 95.2 percent, respectively, of the $228.8 million increase in sales from the prior fiscal year. In addition, average weekly sales for Company-owned bakery-cafes in fiscal 2007 decreased as compared to the prior year primarily due to the growth of bakery-cafes opened three years or fewer as a percentage of total bakery-cafes opened, which experience a slower initial ramp-up of average weekly sales; due to lower average weekly sales for bakery-cafes opened in 2007, which averaged $33,835 for fiscal year 2007 driven by the greater concentration of Company-owned bakery-cafe openings in immature markets; and due to lower year-over-year sales price increases in our Company-owned bakery-cafes in 2007 as compared to 2006. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
Company-owned average weekly sales	$37,548	$37,833	-0.8%
Company-owned number of operating weeks	23,834	17,607	35.4%
Franchise royalties and fees in fiscal 2007 increased 9.3 percent to $67.2 million compared to $61.5 million in fiscal 2006. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 25, 2007	December 26, 2006
Franchise royalties	$64,581	$58,686
Franchise fees	2,607	2,845

Total	$67,188	$61,531

The increase in royalty revenue in fiscal 2007 compared to the prior fiscal year can be attributed to the impact of a full year’s operations of the 85 franchise-operated bakery-cafes opened in 2006, the opening of 80 franchise-operated bakery-cafes and to a lesser extent the purchase of one bakery-cafe from us in fiscal 2007 and the 1.5 percent increase in comparable franchise-operated bakery-cafe sales in fiscal 2007. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date and partially offset by the sale of 36 bakery-cafes by franchisees to us in fiscal 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 12.3 percent and 87.7 percent, respectively, of the $131.0 million increase in sales from the prior fiscal year. Further, our franchise royalties have been negatively impacted by this trend of decreasing average weekly sales experienced in fiscal 2007. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 25, 2007	December 26, 2006	Change
Franchisee average weekly sales	$39,433	$39,894	-1.2%
Franchisee number of operating weeks	34,905	31,220	11.8%
As of December 25, 2007, there were 698 franchise-operated bakery-cafes open and commitments to open 303 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various ADAs with franchisees, with the majority then expected to open in the next four to five years. The ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. Panera may waive compliance with certain requirements under its ADAs and franchise agreement when it determines that such action is warranted under the particular circumstances.
Fresh dough sales to franchisees in fiscal 2007 increased 3.3 percent to $104.6 million compared to $101.3 million in fiscal 2006. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened and the purchase of one bakery-cafe from us since the prior fiscal year, partially offset by lower overall dough sales resulting from a shift in bakery-cafe menu mix away from the bread and bagels we self-manufacture in our fresh dough facilities.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations. The cost of food and paper products was $271.4 million, or 30.3 percent of bakery-cafe sales, in fiscal 2007, compared to $196.8 million, or 29.6 percent of bakery-cafe sales, in fiscal 2006. This increase in the cost of food and paper products as a percentage of bakery-cafe sales between the 2007 and 2006 fiscal years was primarily due to commodity pressures from items such as wheat, dairy, gasoline and proteins, coupled with general inflationary cost pressures, which outpaced the increase in sales prices over the same fiscal years; a shift in consumer demand to products involving higher ingredient costs; and a modest shift in mix away from bakery-cafe related products such as breads and bagels, which we self-manufacture in our fresh dough facilities, towards baked and sweet goods such as soufflés, scones and muffins, which are produced through a contract manufacturer. Partially offsetting these cost pressures was improved leverage of our fresh dough manufacturing costs due to additional bakery-cafes opening. In fiscal 2007, there was an average of 55.8 bakery-cafes per fresh dough facility compared to an average of 50.7 for the prior fiscal year.
Labor expense was $286.2 million, or 32.0 percent of bakery-cafe sales, in fiscal 2007 compared to $205.0 million, or 30.8 percent of bakery-cafe sales, in fiscal 2006. The labor expense as a percentage of bakery-cafe sales increased between the 2007 and 2006 fiscal years primarily as a result of the additional labor required in our bakery-cafes in support of our evening daypart initiative launched in the third quarter of fiscal 2006, higher bakery-cafe labor in conjunction with the roll-out of certain operational improvement initiatives focusing on our lunch daypart, and general inflationary cost pressures, which outpaced the increase in sales prices over the same fiscal years.
Occupancy cost was $70.4 million, or 7.9 percent of bakery-cafe sales, in fiscal 2007 compared to $48.6 million, or 7.3 percent of bakery-cafe sales, in fiscal 2006. The increase in occupancy cost as a percentage of bakery-cafe sales between the 2007 and 2006 fiscal years was primarily due to higher average per square foot costs in newer markets outpacing the growth in sales in 2007.
Other operating expenses of $121.3 million, or 13.6 percent of bakery-cafe sales, in fiscal 2007 remained consistent with fiscal 2006 of $92.2 million, or 13.8 percent of bakery-cafe sales.

Fresh dough facility cost of sales to franchisees was $92.9 million, or 88.8 percent of fresh dough facility sales to franchisees, in fiscal 2007, compared to $86.0 million, or 84.8 percent of fresh dough facility sales to franchisees, in fiscal 2006. The increase in the fresh dough facility cost of sales rate for fiscal 2007 compared to fiscal 2006 was primarily due to commodity cost increases on primarily wheat and diesel, coupled with general inflationary cost increases. Partially offsetting these increases were improved operating efficiencies in the fresh dough facilities as average bakery-cafes served per fresh dough facility has continued to increase in 2007 as compared to 2006.
General and administrative expenses was $69.0 million, or 6.5 percent of total revenue, in fiscal 2007 and $59.3 million, or 7.2 percent of total revenue, in fiscal 2006. The decrease in the general and administrative expenses rate between the 2007 and 2006 fiscal years were primarily due to disciplined expense management, leverage from sales growth, and lower incentive bonus expense as a result of weaker corporate performance. Partially offsetting the decrease in the general and administrative expenses rate between the 2007 and 2006 fiscal years was a $0.8 million charge incurred in the fourth quarter of 2007 for purchase commitments and equipment related to our Crispani® hand-crafted pizza product that Panera no longer fully utilized as a result of the decision to discontinue this product in the majority of our markets beginning in early 2008.
Other Income and Expense
Other income and expense in fiscal 2007 decreased to $0.3 million of expense, or less than 0.1 percent of total revenue, from $2.0 million of income, or 0.2 percent of total revenue, in fiscal 2006. The decrease in other income and expense for fiscal 2007 compared to fiscal 2006 was primarily from lower interest income in 2007 resulting from lower cash and investments on-hand in 2007; a charge of approximately $0.2 million in the first quarter of 2007 stemming from the Paradise acquisition; a charge of approximately $1.1 million in the second quarter of 2007 relating to the termination of franchise agreements for certain acquired franchise-operated bakery-cafes that operated at a royalty rate lower that the current market royalty rates; and a charge of approximately $1.0 million in the fourth quarter of 2007 relating to an unrealized loss on our investment in the Columbia Strategic Cash Portfolio, or the Columbia Portfolio, as a result of adverse market conditions that unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio. Partially offsetting these items was a $0.5 million gain from the sale of a bakery-cafe to a franchisee in the second quarter of 2007. See Note 3 to the consolidated financial statements for further information with respect to the acquisition charges and gain on sale of the bakery-cafe and Note 4 for further discussion regarding the Columbia Portfolio. Other income and expense in fiscal 2006 primarily included interest income and $1.5 million of charges associated with the Paradise acquisition.
Income Taxes
The provision for income taxes decreased to $31.4 million in fiscal 2007 compared to $33.8 million in fiscal 2006. The tax provision for the 2007 and 2006 fiscal years reflected an effective tax rate of 35.4 percent and 36.5 percent, respectively. The tax provision in fiscal 2007 included $0.9 million of charges related to unfavorable FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, tax adjustments primarily for certain state tax law changes; a $1.5 million tax benefit reflecting the expiration of the statute of limitations on the recovery of certain previously deducted expenses; and a $0.8 million favorable provision to return adjustment to fully recognize the benefit of deductions not previously recognized. Additionally, we adopted the provisions of FIN No. 48 effective December 27, 2006. As a result of the implementation of FIN No. 48, we increased our existing reserves for uncertain tax positions by $1.2 million in the first quarter of 2007, largely related to state income tax matters. Of this amount, $0.4 million was recorded as deferred tax assets relating to the estimated federal tax benefits and $0.8 million was recorded as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note 14 to the consolidated financial statements for further information with respect to the adoption of FIN No. 48.
Liquidity and Capital Resources
Cash and cash equivalents were $74.7 million at December 30, 2008 as compared with $68.2 million at December 25, 2007. This increase is primarily a result of the $156.3 million of cash generated from operations, the $17.6 million received from the exercise of employee stock options, and the $17.2 million received in investment maturity proceeds during fiscal 2008, partially offset by the $75.0 million used to repay long-term debt, the $63.2 million used for capital expenditures, and the $48.9 million used in share repurchases. Our primary source of liquidity is cash provided by operations, although we have also borrowed under a credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure. See Notes 11 and 12 to the consolidated financial statements for further information with respect to our credit facility and our share repurchase program, respectively.

We had net working capital of $24.4 million at both December 30, 2008 and December 25, 2007. The consistency in working capital from December 25, 2007 to December 30, 2008 resulted primarily from a decrease in accrued expenses of $11.5 million, an increase in prepaid expenses of $9.0 million, an increase in cash and cash equivalents of $6.5 million, and an increase in deferred taxes of $2.7 million, offset by a decrease in short-term investments of $20.8 million and a decrease in trade and other accounts receivable of $11.7 million. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, is as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 30, 2008	December 25, 2007	December 26, 2006
Operating activities	$156,282	$154,014	$104,895
Investing activities	$(47,663)	$(197,262)	$(90,917)
Financing activities	$(102,151)	$59,393	$13,668
Operating Activities
Funds provided by operating activities in fiscal 2008 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred taxes, and the tax benefit from exercise of stock options, a decrease in trade and other accounts receivable, an increase in deferred rent, an increase in other long-term liabilities and non-acquisition accrued expenses, partially offset by an increase in prepaid expenses. Funds provided by operating activities in fiscal 2007 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, a decrease in prepaid expenses and deferred rent and non-acquisition accrued expenses, partially offset by an increase in trade and other receivables and deferred income taxes. Funds provided by operating activities in fiscal 2006 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization and stock based compensation expense, and a decrease in non-acquisition accrued expenses, partially offset by an increase in prepaid expenses.
Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
New bakery-cafe and fresh dough facilities	$39,122	$92,864	$78,652
Bakery-cafe and fresh dough facility improvements	20,665	27,617	25,775
Other capital needs	3,376	3,652	4,869

Total	$63,163	$124,133	$109,296

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal 2009 of approximately $75 million, which consists of the following: $40 million related to the opening of 32 to 36 new Company-owned bakery-cafes and the costs incurred on early 2010 openings; $25 million related to the remodeling of existing bakery-cafes; and $10 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. Our fiscal 2009 projection of capital expenditures for new Company-owned bakery-cafes reflects our 2008 decision to reduce our bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the rate of our return on invested capital improves, we will once again consider expanding development as appropriate.

We used $2.7 million, $71.0 million, and $9.1 million of cash flows for acquisitions, net of cash acquired as applicable, in fiscal 2008, 2007, and 2006, respectively. In fiscal 2008, we made required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007 and we paid additional purchase price of $0.2 million related to the settlement of certain purchase price adjustments for the fiscal first quarter 2007 Paradise acquisition. As of December 30, 2008, we had no contingent or accrued purchase price remaining from previously completed acquisitions. In fiscal 2007, we made required payments of the remaining acquisition purchase price of $9.6 million, including accrued interest, for certain acquisitions completed in late fiscal 2006 and the first half of fiscal 2007. Additionally, we paid $61.4 million for the acquisitions of 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary, and 36 bakery-cafes, as well as two bakery cafes then under construction, from franchisees. As of December 25, 2007, we had a total of $2.5 million of accrued purchase price affiliated with acquisitions completed in fiscal 2007, which was paid in fiscal 2008. In fiscal 2006, we acquired 13 bakery-cafes, as well as one bakery-cafe then under construction. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2008, 2007, and 2006.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund previously sold as an alternative to traditional money-market funds. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. We assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.650 per unit, or $4.1 million, as of December 30, 2008 and $0.960 per unit, or $23.2 million, as of December 25, 2007. During fiscal 2008, we received $17.2 million of cash redemptions at an average net asset value of $0.963 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.9 million in fiscal 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional realized and/or unrealized losses in future periods up to the aggregate amount of these investments. Between December 30, 2008 and February 27, 2009, we received an additional $0.9 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.830 per unit. We have included $2.4 million of the remaining units of the Columbia Portfolio in short-term investments in our consolidated financial statements at December 30, 2008, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.7 million of the Columbia Portfolio units have been classified as long-term investments in our consolidated financial statements at December 30, 2008.
During the fiscal 2007, we received $2.4 million of cash redemptions at an average net asset value of $0.988 subsequent to the withdrawal restriction, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.0 million in fiscal 2007 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.
During fiscal 2008, we had no investments in United States treasury notes and government agency securities, and we made no additional purchases of investments. During fiscal 2007, the $20.0 million of investments in government securities outstanding as of December 26, 2006 matured or were called by the issuer and we did not purchase any additional investments in government securities. During fiscal 2006, we purchased $30.6 million of investments in government securities and $57.2 million of investments in government securities matured or were called by the issuer. We recognized interest income on investments in government securities of $0.2 million during fiscal 2007 and $1.8 million during fiscal 2006. This interest income includes premium amortization of $0.03 million in fiscal 2007 and discount amortization of $0.3 million in fiscal 2006, and is classified in other (income) expense, net in our consolidated financial statements.

Financing Activities
Financing activities in fiscal 2008 included $75.0 million used in net repayments under our credit facility, $48.9 million used to repurchase our Class A common stock, $17.6 million received from the exercise of stock options, $3.4 million received from the tax benefit from the exercise of stock options, $1.9 million received from the issuance of common stock under employee benefit plans, and $1.2 million used for debt issuance costs. Financing activities in fiscal 2007 included $75.0 million from borrowings under a credit facility, $6.6 million from the exercise of stock options, $3.7 million from the tax benefit from exercise of stock options, $1.8 million from the issuance of common stock under employee benefit plans, $27.5 million used to repurchase common stock and $0.2 million used for debt issuance costs. Financing activities in fiscal 2006 included $7.7 million from the exercise of stock options, $4.3 million from the tax benefit from exercise of stock options, and $1.6 million from the issuance of common stock under employee benefit plans.
On November 27, 2007, in connection with a share repurchase program approved by our Board of Directors on November 20, 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, subject to maximum per share purchase price. Under the share repurchase program, we repurchased a total of 752,930 shares of our Class A common stock at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million during fiscal 2007. During fiscal 2008, we repurchased a total of 1,413,358 shares of our Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million, which completed our share repurchase program. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares.
We also repurchased Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which we refer to as the Plans, as payment of applicable tax withholding on the vesting of restricted stock. During fiscal 2008, we repurchased a total of 20,378 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $49.87 per share for an aggregate purchase price of $1.0 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs. During fiscal 2007, we repurchased a total of 6,594 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $43.62 per share for an aggregate purchase price of $0.3 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs.
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to a request by us under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increases the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. See Note 11 to the consolidated financial statements for further information with respect to the credit facility.

Critical Accounting Policies & Estimates
Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 25, 2007.
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
Valuation of Goodwill
We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. At December 30, 2008 and December 25, 2007, our goodwill balance was $87.3 million and $87.1 million, respectively. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the first day of the fourth quarter of each year. Impairment is tested in accordance with SFAS No. 142, Goodwill and Other Intangibles, by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows, forecasted over the reasonably assured lease term for bakery-cafes and fresh dough facilities, with growth rates forecasted for the reporting units and using a credit adjusted discount rate. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.
Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, (ii) commodity costs, such as wheat and fuel; and (iii) acceptance of our pricing actions undertaken in response to rapidly changing commodity prices and other product costs. Refer to “Forward-Looking Statements” included in the beginning of our fiscal 2008 Form 10-K for further information regarding the impact of estimates of future cash flows.
The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows, and made changes to our projected growth rate and discount rate which we believe our considered appropriate. Based on the goodwill analysis performed as of September 24, 2008, the first day of our fiscal fourth quarter, the outlined changes in our assumptions would not affect the results of the impairment test, as all markets still have an excess of fair value over the carrying value.

While we currently believe that the fair value of both reporting units exceeds carrying value under the discounted cash flow model, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of December 30, 2008, we determined there was no impairment of goodwill.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.5 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 30, 2008, we believe we have provided adequate reserves for our self-insurance exposure. As of December 30, 2008 and December 25, 2007, self-insurance reserves were $12.1 million and $8.9 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets.
Income Taxes
We are subject to income taxes in the U.S. and Canada. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
The provision for income taxes is determined in accordance with the provisions of SFAS No. 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Our effective tax rates have differed from the statutory tax rate primarily due to the impact of state taxes. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Lease Obligations
We lease all of our bakery-cafe and fresh dough facility properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease, and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Many of our leases contain provisions that require additional rental payments based upon bakery-cafe sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense as a percentage of revenues over the term of the lease in bakery-cafes where we pay contingent rent.
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
Management makes judgments regarding the probable term for each property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each bakery-cafe and fresh dough facility is amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires us to measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. We maintain several stock-based incentive plans under which we may grant incentive stock options and non-statutory stock options for a fixed number of shares to certain directors, officers, employees and consultants with an exercise price equal to the fair value of the shares at the date of grant. We also may grant restricted stock and restricted stock units with fair value determined based on our closing stock price on the date of grant. In addition, we offer a stock purchase plan where employees may purchase our common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and we recognize compensation expense on the 15 percent discount.
For stock options, fair value is determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the following:
•
Expected term — The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled, including an estimate for those option awards still outstanding, and is derived from historical terms and other factors.

•
Expected volatility — The expected volatility is based on an average of the historical volatility of our stock price, for a period approximating the expected term, and the implied volatility of externally traded options of our stock that were entered into during the period.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the options expected term.

•	Dividend yield — The dividend yield is based on our anticipated dividend payout over the expected term of the option award.
Additionally, we use historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. Changes in these assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amount of stock-based compensation expense recognized in the Consolidated Statements of Operations. The fair value of the awards is amortized over the vesting period. Options and restricted stock generally vest ratably over a four-year period beginning two years from the date of grant and options generally have a six-year term.
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal 2009 of approximately $75 million, which consists of the following: $40 million related to the opening of 32 to 36 new Company-owned bakery-cafes and the costs incurred on early 2010 openings; $25 million related to the remodeling of existing bakery-cafes; and $10 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. We expect to fund these expenditures principally through internally generated cash flow and available borrowings under our existing credit facility.

In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks and administrative offices; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. As of December 30, 2008, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the fiscal periods indicated (in thousands):

	Total	In 2009	2010-2011	2012-2013	After 2013
Operating Leases (1)	$889,022	$77,115	$153,339	$151,390	$507,178
Purchase Obligations (2)	$53,633	39,838	13,420	375	—
Uncertain Tax Positions (3)	$4,323	2,216	1,630	477	—

Total	$946,978	$119,169	$168,389	$152,242	$507,178

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 30, 2008 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangement - We account for certain guarantees in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. We have guaranteed operating leases of 21 franchisee locations, and 12 locations of its former Au Bon Pain division, or its franchisees. Also, our 51 percent owned Paradise subsidiary has guaranteed nine operating leases on behalf of its franchisees. These leases have terms expiring on various dates from January 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $35.8 million as of December 30, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. There is no liability reflected for those guarantees issued after FIN No. 45’s effective date as the fair value determined by the our analysis of each lease guarantee and the facts and circumstances of the lease and the franchisee performance was insignificant, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantee was issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. Future commitments as of December 30, 2008 under these leases were as follows (in thousands):

	Total	In 2009	2010-2011	2012-2013	After 2013
Subleases and Lease Guarantees (1)	$35,805	$5,430	$7,219	$6,051	$17,105

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our operating leases.
We have Confidential and Proprietary Information and Non-Competition Agreements, referred to as Non-Compete Agreements, with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Non-Compete Agreement. We have not recorded a liability for these amounts potentially due employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 30, 2008, the total amount potentially owed employees under these Non-Compete Agreements was $10.4 million.

In order to facilitate our opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., referred to as Millennium, as borrower, and certain of its present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Advances under the credit agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. As of December 30, 2008, there were no outstanding advances under the Credit Agreement.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC will develop and equip the bakery-cafe as a typical Panera Bread bakery-cafe in accordance with its then current design and construction standards and specifications as applied by us to the bakery-cafe, in our sole discretion. Millennium will pay us an amount equal to the total cost of development of the bakery-cafe, which includes any and all costs and expenses incurred by us in connection with selection and development of the bakery-cafe; however, no overhead expenses of ours other than the development fee shall be included in total cost. We will deliver possession of the bakery-cafe to Millennium when the bakery-cafe is substantially complete, including issuance of a certificate of occupancy, and Millennium will open the bakery-cafe for business with the public as soon as practicable following the date of delivery of possession of the bakery-cafe. On September 15, 2008 and October 27, 2008, we delivered possession of the first two Panera Bread bakery-cafes in Canada to Millennium, which subsequently opened on October 6, 2008 and November 10, 2008, respectively. We delivered possession of the third bakery-cafe on December 16, 2008, which opened on January 26, 2009 during our first quarter of fiscal 2009. As of December 30, 2008, we had a $3.9 million receivable from Millennium included in other accounts receivable in our Consolidated Balance Sheets representing the total cost of the three bakery-cafes’ development. We expect settlement of this receivable to be substantially funded by the use of the Credit Agreement previously described and cash payments in fiscal 2009.
Under the February 1, 2007 agreement to purchase 51 percent of the outstanding stock of Paradise, we have the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates current fair value. Also, if we do not exercise our right to purchase the remaining 49 percent of the outstanding stock of Paradise by June 30, 2009, the remaining Paradise owners have the right to purchase our 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food, supply, labor, occupancy and other costs. In the past, we have been able to recover a significant portion of inflationary costs and commodity price increases, including, among other things, fuel, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the volatility recently experienced in fiscal 2008 in certain commodity markets, such as those for wheat, fuel, and proteins, such as chicken or turkey, may have a continued adverse effect on us in fiscal 2009. The extent of the impact will depend on our ability and timing to increase food prices.
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

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following the new standard beginning December 31, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, only our 51 percent interest in Paradise would be impacted by SFAS No. 160.
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
In April 2008, the FASB issued Staff Position, or FSP, SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS No. 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS No. 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, we do not anticipate that the initial application of FSP SFAS No. 142-3 to have a material impact on our consolidated financial statements. We expect FSP SFAS No. 142-3 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.
In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128, Earnings per Share. As such, they should be included in the computation of basic earnings per share, or EPS, using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. We do not expect FSP EITF No. 03-6-1 to have a material impact on our financial position or results of operations.

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF No. 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF No. 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. On occasion, we have entered into swap agreements to manage our fluctuating butter prices. All derivative instruments are entered into for other than trading purposes. In fiscal 2008 and 2007, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour, coffee and proteins, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
Interest Rate Sensitivity
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $250.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50 percent) or (2) LIBOR plus an applicable rate ranging from 0.75 percent to 1.50 percent as set forth in the Amended and Restated Credit Agreement. We did not have an outstanding balance on our borrowings at December 30, 2008. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our results of operations.
Foreign Currency Exchange Risk
In the fourth quarter of fiscal 2008, we expanded our operations into Canadian markets by opening two franchise-operated bakery-cafes. Our operating expenses and cash flows are subject to fluctuations due to changes in the exchange rate of the Canadian Dollar, in which our operating obligations in Canada are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.
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

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 30, 2008 and December 25, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, MO
February 27, 2009

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 30, 2008	December 25, 2007
ASSETS
Current assets:
Cash and cash equivalents	$74,710	$68,242
Short-term investments	2,400	23,198
Trade accounts receivable, net	15,198	25,152
Other accounts receivable	9,944	11,640
Inventories	11,959	11,394
Prepaid expenses	14,265	5,299
Deferred income taxes	9,937	7,199

Total current assets	138,413	152,124
Property and equipment, net	417,006	429,992

Other assets:
Goodwill	87,334	87,092
Other intangible assets, net	20,475	21,827
Long-term investments	1,726	—
Deposits and other	8,963	7,717

Total other assets	118,498	116,636

Total assets	$673,917	$698,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036	$6,326
Accrued expenses	109,978	121,440

Total current liabilities	114,014	127,766
Long-term debt	—	75,000
Deferred rent	39,780	33,569
Other long-term liabilities	21,437	14,238

Total liabilities	175,231	250,573
Commitments and contingencies (Note 13)
Minority interest	3,524	2,015
Stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,557,849 issued and 29,421,877 outstanding in 2008; and 30,213,869 issued and 30,098,275 outstanding in 2007	3	3
Class B, 10,000,000 shares authorized; 1,398,242 issued and outstanding in 2008 and 1,398,588 in 2007	—	—
Treasury stock, carried at cost; 135,972 shares at December 30, 2008 and 115,594 shares at December 25, 2007	(2,204)	(1,188)
Additional paid-in capital	151,358	168,386
Accumulated other comprehensive loss	(394)	—
Retained earnings	346,399	278,963

Total stockholders’ equity	495,162	446,164

Total liabilities and stockholders’ equity	$673,917	$698,752

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Revenues:
Bakery-cafe sales	$1,106,295	$894,902	$666,141
Franchise royalties and fees	74,800	67,188	61,531
Fresh dough sales to franchisees	117,758	104,601	101,299

Total revenue	1,298,853	1,066,691	828,971
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	332,697	271,442	196,849
Labor	352,462	286,238	204,956
Occupancy	90,390	70,398	48,602
Other operating expenses	147,033	121,325	92,176

Total bakery-cafe expenses	922,582	749,403	542,583
Fresh dough cost of sales to franchisees	108,573	92,852	85,951
Depreciation and amortization	67,225	57,903	44,166
General and administrative expenses	84,393	68,966	59,306
Pre-opening expenses	3,374	8,289	6,173

Total costs and expenses	1,186,147	977,413	738,179

Operating profit	112,706	89,278	90,792
Interest expense	1,606	483	92
Other (income) expense, net	883	333	(1,976)

Income before minority interest and income taxes	110,217	88,462	92,676
Income (loss) allocable to minority interest	1,509	(428)	—

Income before income taxes	108,708	88,890	92,676
Income taxes	41,272	31,434	33,827

Net income	$67,436	$57,456	$58,849

Per share data:
Net income per share
Basic	$2.24	$1.81	$1.88

Diluted	$2.22	$1.79	$1.84

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,059	31,708	31,313

Diluted	30,422	32,178	32,044

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Cash flows from operations:
Net income	$67,436	$57,456	$58,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,225	57,903	44,166
Loss from short-term investments	1,910	967	—
Stock-based compensation expense	7,954	7,255	8,171
Tax benefit from exercise of stock options	(3,376)	(3,731)	(4,346)
Income (loss) allocable to minority interest	1,509	(428)	—
Deferred income taxes	(4,107)	(7,276)	(5,065)
Other	228	725	(222)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	11,650	(5,549)	(4,515)
Inventories	(565)	(1,798)	(1,156)
Prepaid expenses	(8,966)	6,884	(6,300)
Accounts payable	(2,290)	(815)	1,378
Accrued expenses	5,450	32,398	7,629
Deferred rent	6,211	5,885	3,749
Other long-term liabilities	6,013	4,138	2,557

Net cash provided by operating activities	156,282	154,014	104,895

Cash flows from investing activities:
Additions to property and equipment	(63,163)	(124,133)	(109,296)
Proceeds from sale of assets	—	1,844	1,883
Acquisitions, net of cash acquired	(2,704)	(71,039)	(9,101)
Short-term investments transferred from cash and cash equivalents	—	(26,526)	—
Purchase of investments	—	—	(30,619)
Investment maturities proceeds	17,162	22,361	57,200
Decrease (increase) in deposits and other	1,042	231	(984)

Net cash used in investing activities	(47,663)	(197,262)	(90,917)

Cash flows from financing activities:
Net (payments) borrowing under credit facility	(75,000)	75,000	—
Repurchase of common stock	(48,893)	(27,487)	—
Exercise of employee stock options	17,621	6,576	7,716
Tax benefit from exercise of stock options	3,376	3,731	4,346
Proceeds from issuance of common stock	1,898	1,782	1,606
Capitalized debt issuance costs	(1,153)	(209)	—

Net cash (used in) provided by financing activities	(102,151)	59,393	13,668

Net increase in cash and cash equivalents	6,468	16,145	27,646
Cash and cash equivalents at beginning of period	68,242	52,097	24,451

Cash and cash equivalents at end of period	$74,710	$68,242	$52,097

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,748	$165	$—
Income taxes	$37,328	$28,493	$42,227
Noncash investing activities:
Accrued property and equipment purchases	$6,448	$17,473	$23,396
Accrued acquisition purchase price	$—	$2,501	$8,650
The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

								Accumulated
	Class A		Class B			Additional		Other
	Common Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balance, December 27, 2005	29,848	$3	1,401	$—	$(900)	$154,402	$163,473	$—	$316,978
Net income	—	—	—	—	—	—	58,849	—	58,849
Issuance of common stock	29	—	—	—	—	1,606	—	—	1,606
Issuance of restricted stock (net of forfeitures)	161	—	—	—	—	—	—	—	—
Exercise of employee stock options	305	—	—	—	—	7,716	—	—	7,716
Stock-based compensation expense	—	—	—	—	—	8,171	—	—	8,171
Conversion of Class B to Class A	1	—	(1)	—	—	—	—	—	—
Income tax benefit related to stock option plan	—	—	—	—	—	4,346	—	—	4,346

Balance, December 26, 2006	30,344	$3	1,400	$—	$(900)	$176,241	$222,322	$—	$397,666

Net income	—	—	—	—	—	—	57,456	—	57,456
Issuance of common stock	42	—	—	—	—	1,782	—	—	1,782
Issuance of restricted stock (net of forfeitures)	160	—	—	—	—	—	—	—	—
Exercise of employee stock options	310	—	—	—	—	6,576	—	—	6,576
Stock-based compensation expense	—	—	—	—	—	7,255	—	—	7,255
Conversion of Class B to Class A	2	—	(2)	—	—	—	—	—	—
Repurchase of common stock	(760)	—	—	—	(288)	(27,199)	—	—	(27,487)
Income tax benefit related to stock option plan	—	—	—	—	—	3,731	—	—	3,731
Cumulative effect of adjustment resulting from adoption of FIN No. 48, net of tax	—	—	—	—	—	—	(815)	—	(815)

Balance, December 25, 2007	30,098	$3	1,398	$—	$(1,188)	$168,386	$278,963	$—	$446,164

Comprehensive income:
Net income	—	—	—	—	—	—	67,436	—	67,436
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	(394)	(394)

Total Comprehensive income									67,042

Issuance of common stock	52	—	—	—	—	1,898	—	—	1,898
Issuance of restricted stock (net of forfeitures)	173	—	—	—	—	—	—	—	—
Exercise of employee stock options	532	—	—	—	—	17,621	—	—	17,621
Stock-based compensation expense	—	—	—	—	—	7,954	—	—	7,954
Repurchase of common stock	(1,433)	—	—	—	(1,016)	(47,877)	—	—	(48,893)
Income tax benefit related to stock option plan	—	—	—	—	—	3,376	—	—	3,376

Balance, December 30, 2008	29,422	$3	1,398	$—	$(2,204)	$151,358	$346,399	$(394)	$495,162

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
Panera Bread Company and its subsidiaries operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 30, 2008, the Company’s retail operations consisted of 562 Company-owned bakery-cafes and 763 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, and cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery and cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 30, 2008, the Company’s fresh dough operations, which supply fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 20 Company-owned fresh dough facilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Panera Bread Company and its subsidiaries (“the Company”) consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. In addition, from and after February 1, 2007, the consolidated financial statements of Panera Bread Company include its majority-owned consolidated subsidiary, Paradise Bakery & Café, Inc. (“Paradise”). All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. As a result, the fiscal year ended December 30, 2008 had 53 weeks with the fourth quarter ended December 30, 2008 comprising 14 weeks. The fiscal years ended December 25, 2007 and December 26, 2006 each had 52 weeks.
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
Reclassifications
We have reclassified certain items in the consolidated financial statements and notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 30, 2008. These reclassifications had no effect on previously reported operating profit. For example, beginning in the first quarter of fiscal 2008, the Company changed the classification of certain amounts in costs and expenses between fresh dough cost of sales to franchisees and cost of food and paper products in the Consolidated Statements of Operations. The Company has reclassified prior period financial statements in order to conform to the current presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents.
Short-term Investments
The Company’s investments consist of trading securities that are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense, net. Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. See Note 4 and Note 5 for further information with respect to the Company’s short-term investments.

Trade and Other Accounts Receivable
Trade accounts receivable consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 30, 2008 and December 25, 2007 was $0.2 million and $0.07 million, respectively.
As of December 30, 2008, other accounts receivable consisted primarily of tenant allowances due from landlords of $2.4 million and a $3.9 million receivable from the Company’s Canadian franchisee representing the total cost of the three bakery-cafes Panera developed on behalf of the franchisee (see Note 13 for further explanation). Other accounts receivable consisted primarily of $8.6 million of tenant allowances due from landlords at December 25, 2007.
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
Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest costs capitalized were approximately $0.1 million for fiscal year ended December 30, 2008. No interest was incurred for such purposes for the fiscal years ended December 25, 2007 and December 26, 2006.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $27.4 million, $21.7 million, and $14.4 million for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. The Company performs its impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. The Company completed annual impairment tests as of the first day of the fourth quarter of fiscal years 2008, 2007, and 2006, none of which identified any impairment.
Fair value of the Company’s goodwill is estimated based upon a present value technique using discounted future cash flows, forecasted over the reasonably assured lease term for bakery-cafes and fresh dough facilities, with growth rates forecasted for the reporting units and using a credit adjusted discount rate. The Company uses current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.
Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, (ii) commodity costs, such as wheat and fuel; and (iii) acceptance of the Company’s pricing actions undertaken in response to rapidly changing commodity prices and other product costs. Refer to “Forward-Looking Statements” included in the beginning of the Company’s Form 10-K for further information regarding the impact of estimates of future cash flows.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical decrease in cash flows, and made changes to its projected growth rate and discount rate which the Company believes are considered appropriate. Based on the goodwill analysis performed as of September 24, 2008, the first day of the Company’s fiscal fourth quarter 2008, the outlined changes in the Company’s assumptions would not affect the results of the impairment test, and all markets still have an excess of fair value over the carrying value.
Other Intangible Assets
Other intangible assets consist primarily of the fair value of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms, which range from approximately 3 years to 17 years. The fair value of re-acquired territory rights was based on the present value of bakery-cafe cash flow streams. The Company amortizes the fair value of re-acquired territory rights over the average remaining useful life of 13 years to 20 years. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 30, 2008, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. As of December 30, 2008, no impairment of long-lived assets had been recognized. The Company recognized an impairment loss of $0.1 million during the fiscal year ended December 25, 2007 related to one underperforming Company-owned bakery-cafe in the normal course of business. This loss was recorded in other operating expenses in the Consolidated Statements of Operations. No impairment of long-lived assets was recorded during the fiscal year ended December 26, 2006.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.5 million of individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 30, 2008, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 30, 2008 and December 25, 2007, self-insurance reserves were $12.1 million and $8.9 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $33.0 million, $22.7 million, and $19.1 million, for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively.

Income Taxes
The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the Consolidated Statements of Operations.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in a manner similar to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Operations.
The Company capitalized $8.0 million, $10.2 million, and $9.1 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $1.1 million and $0.2 million at December 30, 2008 and December 25, 2007, respectively.
Revenue Recognition
The Company records revenue from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenue from fresh dough sales to franchisees is also recorded upon delivery.
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.2 million, $2.6 million, and $2.8 million for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively. Royalties are generally paid weekly based on the percentage of sales specified in each ADA (generally 4 percent to 5 percent of sales). Royalties are recognized as revenue when they are earned. Royalties were $72.6 million, $64.6 million, and $58.7 million for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively.

Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Operations, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Operations. The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The total amounts recorded as advertising expense were $12.5 million, $11.6 million, and $11.3 million for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, respectively.
Pre-Opening Costs
All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses in the Consolidated Statements of Operations, are expensed when incurred.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases. The reasonably assured lease term for most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term on most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.
The Company records landlord allowances and incentives received which are not related to structural building improvements as deferred rent, which is included in accrued expenses or deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized on a straight-line basis over the reasonably assured lease term as a reduction of rent expense.
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
Foreign Currency Translation
The Company has Canadian subsidiaries which have foreign operations and use their local currency as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Operations.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include short-term investments in trading securities, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. The Company’s investments in trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense, net in the Consolidated Statements of Operations.

Derivative Financial Instruments
The Company periodically enters into swap agreements to manage fluctuating commodity prices. Swap agreements designated at inception as a hedge are accounted for under the deferral method, with gains and losses from hedging activity included in the cost of sales as those inventories are sold or as the anticipated hedge transaction occurs. Swap agreements not designated as effective hedges of firm commitments or anticipated underlying transactions are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of food and paper products. The Company does not invest in derivative financial instruments for trading purposes. At December 30, 2008 and December 25, 2007, the Company did not have any outstanding derivative financial instruments.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires the Company to measure and record compensation expense in the Company’s consolidated financial statements for all stock-based compensation awards using a fair value method. The Company maintains several stock-based incentive plans under which the Company may grant incentive stock options and non-statutory stock options for a fixed number of shares to certain directors, officers, employees and consultants with an exercise price equal to the fair value of the shares at the date of grant. The Company also may grant restricted stock and restricted stock units with fair value determined based on the Company’s closing stock price on the date of grant. In addition, the Company offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and the Company recognizes compensation expense on the 15 percent discount.
For stock options, fair value is determined using the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the expected term until the option award is either exercised or canceled, the expected volatility of the Company’s stock price, for a period approximating the expected term, the risk-free interest rate with a maturity that approximates the options expected term, and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option award. Additionally, the Company uses its historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. The fair value of the awards is amortized over the vesting period. Options and restricted stock generally vest ratably over a four-year period beginning two years from the date of grant and options generally have a six-year term. Stock-based compensation expense was included in general and administrative expenses in the Consolidated Statements of Operations.
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
Variable Interest Entities
The Company applies the provisions of FIN No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, revised in December 2003, to all franchise entities, which operate our franchise-operate bakery-cafes, in which the Company holds an interest. In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 140-4 and FIN No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities (“VIE”) in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN No. 46R. Generally a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN No. 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

The Company’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (a) the existence of a principal-agency relationship between the Company and the franchisee; (b) the relationship and significance of the activities of the VIE to the Company and the franchisee; (c) the Company and the franchisee’s exposure to the expected losses of the VIE; and (d) the design of the VIE. We do not posses any ownership interests in franchise entities. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities, the Company has concluded that it is not the primary beneficiary of the entities and therefore, these entities have not been consolidated.
Recently Issued Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Additionally, because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS No. 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS No. 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The Company expects FSP SFAS No. 142-3 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128, Earnings per Share. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.
In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF No. 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects EITF No. 08-7 will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the intangible assets purchased after the effective date.
3. Business Combinations
On June 21, 2007, the Company purchased substantially all of the assets of ten bakery-cafes and the area development rights for certain markets in Illinois from its area developer, SLB of Central Illinois, L.L.C., for a purchase price of approximately $16.6 million, net of the $0.4 million contractual settlement charge determined in accordance with EITF No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, plus approximately $0.1 million in acquisition costs. Approximately $16.2 million of the acquisition price was paid with cash on hand at the time of closing while the remaining approximately $0.8 million was paid with interest in fiscal 2008. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $5.1 million to property and equipment, $7.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.6 million to liabilities, and $4.9 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.4 million pursuant to EITF No. 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the Consolidated Statements of Operations.
On June 21, 2007, the Company also purchased substantially all of the assets of 22 bakery-cafes and the area development rights for certain markets in Minnesota from its area developer, SLB of Minnesota, L.L.C., for a purchase price of approximately $18.3 million, net of the $0.7 million contractual settlement charge determined in accordance with EITF No. 04-1, plus approximately $0.1 million in acquisition costs. Approximately $18.1 million of the acquisition price was paid with cash on hand at the time of closing while the remaining approximately $0.9 million was paid with interest in fiscal 2008. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $8.7 million to property and equipment, $2.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.3 million to liabilities, and $7.5 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.7 million pursuant to EITF No. 04-1, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the Consolidated Statements of Operations.
On June 6, 2007, the Company sold substantially all of the assets of one bakery-cafe and the area development rights for certain markets in Southern California to a new area developer, Pride Bakeries, LLC, for a sales price of approximately $1.8 million, resulting in a gain of approximately $0.5 million, which is classified in other (income) expense, net in the Consolidated Statements of Operations. Pride Bakeries, LLC, also agreed to develop 12 additional bakery-cafes in certain previously undeveloped Southern California markets.

On February 28, 2007, the Company purchased substantially all of the assets of four bakery-cafes, as well as two bakery-cafes then under construction, and the area development rights for certain markets in California from its area developer, R&S Bread Group, Inc., for a purchase price of approximately $5.1 million plus approximately $0.02 million in acquisition costs. Approximately $4.6 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.3 million plus accrued interest was paid in cash in fiscal 2007 and the remaining approximately $0.2 million was paid with interest in fiscal 2008. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $2.7 million to property and equipment, $1.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $1.1 million to goodwill.
On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc. (“Paradise”), then owner and operator of 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 22 bakery-cafes and one commissary, for a purchase price of approximately $21.1 million plus approximately $0.5 million in acquisition costs. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.6 million plus accrued interest was paid in cash in fiscal 2007 and the remaining approximately $0.4 million was paid with interest in fiscal 2008. In addition, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. Also, if the Company has not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners have the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. In conjunction with the transaction, Paradise entered into a credit facility with the Company pursuant to which Paradise borrowed $6.1 million from the Company with approximately $4.8 million of the borrowing paid directly to Paradise’s third-party creditors and the remaining $1.3 million retained by Paradise for working capital purposes. The Consolidated Statements of Operations include the results of operations of Paradise from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $5.1 million to current assets, $5.8 million to intangible assets, which represents the fair value of trademarks and favorable lease agreements, $16.6 million to goodwill, $7.4 million to other long-term assets, $8.9 million to current liabilities, $2.0 million to long-term liabilities and $2.4 million to minority interest.
On October 24, 2006, the Company purchased substantially all of the assets of 12 bakery-cafes, as well as one bakery-cafe then under construction, and the area development rights for certain markets in Iowa, Nebraska and South Dakota from its area developer, Panebraska, L.L.C., for a purchase price of approximately $15.3 million in cash plus approximately $0.1 million in acquisition costs. Approximately $6.9 million of the acquisition price was paid with cash on hand at the time of closing, while the remaining approximately $8.4 million plus accrued interest was paid during fiscal 2007. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $4.8 million to fixed assets, $3.5 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable and unfavorable lease agreements, and $6.9 million to goodwill.
On September 27, 2006, the Company purchased from a franchisee substantially all of the assets of one bakery-cafe for a cash purchase price of $2.4 million. Approximately $2.1 million of the acquisition price was paid with cash on hand at the time of closing, while the remaining approximately $0.3 million plus accrued interest was paid in fiscal 2007. The Consolidated Statements of Operations include the results of operations of the one bakery-cafe from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.6 million to fixed assets, $0.1 million to intangible assets, which represents the fair value of a re-acquired territory right and a favorable lease agreement, and $1.7 million to goodwill.
There were no business combinations consummated during the fiscal year ended December 30, 2008. Subsequent to the original allocation of purchase price for the aforementioned acquisitions to the various tangible and intangible assets, the Company had approximately $0.2 million of adjustments during fiscal 2008, which resulted in a net $0.2 million increase to goodwill, and approximately $0.2 million of adjustments during fiscal 2007, which resulted in a net $0.2 million decrease to goodwill in the Consolidated Balance Sheets as a result of the settlement of certain purchase price adjustments. Further, the pro forma impact of the acquisitions on prior periods is not presented, as the impact of the series of individually immaterial business combinations completed during fiscal 2007 are not material in the aggregate to reported results.

During the fiscal years ended December 30, 2008 and December 25, 2007, the Company paid approximately $2.5 million and $9.6 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements, respectively. There was no accrued purchase price payments made in the fiscal year ended December 26, 2006. There was no contingent or accrued purchase price remaining as of December 30, 2008 while $2.5 million was outstanding as of December 25, 2007.
4. Fair Value Measurements
Effective December 26, 2007, the Company adopted SFAS No. 157, Fair Value Measures, for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.
The Company’s $76.6 million and $70.7 million in cash equivalents at December 30, 2008 and December 26, 2007, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At December 30, 2008, the Company’s short-term and long-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Company has historically invested a portion of its cash balances on hand in this fund; however, prior to the fourth quarter of fiscal 2007, the amounts were approximately classified as trading securities in cash and cash equivalents in the Consolidated Balance Sheets as the fund was considered both short-term and highly liquid in nature. The Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007. As such, the Company classified the Columbia Portfolio units in short-term investments rather than cash and cash equivalents in the Consolidated Balance Sheets as of December 25, 2007.
As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.650 per unit, or $4.1 million, as of December 30, 2008, and $0.960 per unit, or $23.2 million, as of the date of adoption, December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

For the Fiscal Year
Ended
December 30, 2008
Beginning balance	$23,198
Net realized and unrealized losses (1)	(1,910)
Redemptions	(17,162)

Ending balance	$4,126

(1)	Includes $2.0 million of losses attributable to the change in unrealized losses relating to the units of the Columbia Portfolio still held as of December 30, 2008.

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. Between December 30, 2008 and February 27, 2009, the Company has received an additional $0.9 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.830. The Company included $2.4 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at December 30, 2008, as the Company reasonably believes the cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.7 million of the fair value of the Company’s Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at December 30, 2008.
5. Short-term Investments
At December 30, 2008 and December 25, 2007, the Company’s short-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of a $2.4 million and $23.2 million private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. See Note 4 for further information related to the Columbia Portfolio.
At December 26, 2006, the Company’s short-term investments consist of treasury notes and government agency securities issued and fully guaranteed by the United States. There were $20.0 million of investments in government securities at December 26, 2006 which were classified as held-to-maturity as the Company had the intent and ability to hold the securities to maturity. During fiscal 2007, the $20.0 million of the investments in government securities outstanding at December 26, 2006 matured or were called by the issuer and no additional investments in government securities were purchased by the Company. During fiscal 2007 and 2006, the Company recognized interest income on these investments of $0.2 million and $1.8 million, respectively, which includes premium amortization of $0.03 million in fiscal 2007 and discount amortization of $0.3 million in fiscal 2006, and is classified in other (income) expense, net in the Consolidated Statements of Operations.
6. Inventories
Inventories consisted of the following (in thousands):

	December 30, 2008	December 25, 2007
Food:
Fresh dough facilities:
Raw materials	$3,040	$2,849
Finished goods	319	421
Bakery-cafes:
Raw materials	6,533	6,353
Paper goods	2,021	1,635
Retail merchandise	46	136

	$11,959	$11,394

7. Property and Equipment
Major classes of property and equipment consisted of the following (in thousands):

	December 30, 2008	December 25, 2007
Leasehold improvements	$355,744	$318,427
Land and land improvements	—	13
Machinery and equipment	221,963	205,077
Furniture and fixtures	62,057	53,608
Signage	17,129	15,319
Smallwares	14,557	13,393
Construction in progress	12,452	30,803

	683,902	636,640
Less: accumulated depreciation	(266,896)	(206,648)

Property and equipment, net	$417,006	$429,992

The Company recorded depreciation expense related to these assets of $65.9 million, $57.0 million, and $43.9 million in fiscal 2008, 2007, and 2006, respectively.
8. Goodwill
The changes in the carrying amount of goodwill at December 30, 2008 and December 25, 2007 were as follows (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance December 26, 2006	$56,464	$—	$728	$57,192
Goodwill arising from acquisitions	26,999	1,934	967	29,900

Balance December 25, 2007	83,463	1,934	1,695	87,092
Goodwill arising from acquisitions	242	—	—	242

Balance December 30, 2008	$83,705	$1,934	$1,695	$87,334

Goodwill accumulated amortization was $7.9 million at December 30, 2008 and December 25, 2007.
9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 30, 2008			December 25, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Trademark	$5,610	$(488)	$5,122	$5,610	$(267)	$5,343
Re-acquired territory rights	14,629	(1,571)	13,058	14,629	(776)	13,853
Favorable leases	2,776	(481)	2,295	2,798	(167)	2,631

Total other intangible assets	$23,015	$(2,540)	$20,475	$23,037	$(1,210)	$21,827

Amortization expense on these intangible assets for the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, was approximately (in thousands): $1,303, $935, and $226, respectively. Future amortization expense on these intangible assets as of December 30, 2008 is estimated to be approximately (in thousands): $1,262 in 2009, $1,236 in 2010, $1,233 in 2011, $1,228 in 2012, $1,243 in 2013, and $14,273 thereafter.

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 30, 2008	December 25, 2007
Unredeemed gift cards	$33,042	$30,081
Compensation and related employment taxes	22,508	19,647
Insurance	12,482	9,155
Capital expenditures	6,448	17,473
Fresh dough operations	5,191	5,663
Taxes, other than income tax	4,898	1,662
Rent	4,567	5,251
Advertising	3,698	5,367
Utilities	3,258	3,735
Deferred revenue	2,024	1,393
Income taxes payable	1,259	—
Share repurchase settlement	—	11,220
Deferred acquisition purchase price (Note 3)	—	2,501
Other	10,603	8,292

	$109,978	$121,440

11. Credit Facility
On March 7, 2008, the Company and certain of its direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety the Company’s Credit Agreement, dated as of November 27, 2007, by and among the Company, Bank of America, N.A., and the lenders party thereto (the “Original Credit Agreement”). The Amended and Restated Credit Agreement provides for a secured revolving credit facility of $250.0 million. The borrowings under the Amended and Restated Credit Agreement bear interest, at the Company’s option at the time each loan is made, at either (a) the Base Rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, or (2) the Federal Funds Rate plus 0.50 percent, or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on the Company’s Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Company also pays commitment fees for the unused portion of the credit facility on a quarterly basis equal to the Applicable Rate for commitment fees times the actual daily unused commitment for that calendar quarter. The Applicable Rate for commitment fees is between 0.15 percent and 0.30 percent based on the Company’s Consolidated Leverage Ratio.
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
The Amended and Restated Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Company has not exercised these requests for increases in available borrowings as of December 30, 2008. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases.
As of December 30, 2008, the Company had no loans outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.3 million of commitment fees and $1.2 million of interest for the fiscal year ended December 30, 2008. As of December 30, 2008, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.1 million. In connection with the amendment and restatement of the Original Credit Agreement, the Company capitalized $1.2 million of debt issuance costs in fiscal 2008, which are being amortized over the life of the Amended and Restated Credit Agreement.

As of December 25, 2007, the Company had a $75.0 million LIBOR rate loan outstanding under the Original Credit Agreement based on a one-month LIBOR rate of 4.82 percent plus an Applicable Rate of 0.50 percent. The Company incurred $0.3 million of interest during the fiscal year ended December 25, 2007, all of which was included in accrued liabilities at the balance sheet date. The Company incurred an inconsequential amount of commitment fees for the fiscal year ended December 25, 2007.
12. Share Repurchase Program
On November 27, 2007, in connection with a share repurchase program approved by the Company’s Board of Directors on November 20, 2007, the Company entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of the Company’s Class A common stock, subject to maximum per share purchase price. The Company entered into a credit facility that initially provided for $75.0 million in secured loans to the Company. Proceeds from the credit facility were used to finance the share repurchase program. See Note 11 for further information with respect to the credit facility. Under the share repurchase program, the Company repurchased a total of 752,930 shares of its Class A common stock at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million during the fiscal year ended December 25, 2007. During the fiscal year ended December 30, 2008, the Company repurchased a total of 1,413,358 shares of its Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million, which completed its share repurchase program. Shares repurchased under the program were retired immediately and resumed the status of authorized but unissued shares.
13. Commitments and Contingent Liabilities
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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 30, 2008, were as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter	Total
$77,115	77,011	76,328	75,904	75,486	507,178	$889,022
Rental expense under operating leases was approximately $77.9 million, $64.4 million, and $45.6 million in fiscal 2008, 2007, and 2006, respectively, which included contingent (i.e. percentage rent) payments of $1.1 million, $1.0 million, and $0.8 million, respectively.
In accordance with SFAS No. 143, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 30, 2008 and December 25, 2007 was $4.1 million and $2.9 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.

Lease Guarantees
The Company accounts for certain guarantees in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has guaranteed operating leases of 21 franchisee locations and 12 locations of its former Au Bon Pain division, or its franchisees. Also, the Company’s 51 percent owned Paradise subsidiary has guaranteed nine operating leases on behalf of its franchisees. These leases have terms expiring on various dates from January 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $35.8 million as of December 30, 2008. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. There is no liability reflected for those guarantees issued after FIN No. 45’s effective date as the fair value determined by the Company’s analysis of each lease guarantee and the facts and circumstances of the lease and the franchisee performance was insignificant and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantee was issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. Future commitments as of December 30, 2008 under these leases were as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter	Total
$5,430	3,984	3,235	3,029	3,022	17,105	$35,805
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company determined not to develop. During fiscal 2008, the Company settled one lease and decreased the reserve by approximately $0.3 million. No other significant changes were made to the accrual throughout fiscal 2008. As of December 30, 2008, the Company had approximately $0.9 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Employee Commitments
The Company has executed Confidential and Proprietary Information and Non-Competition Agreements (“Non-Compete Agreements”) with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Non-Compete Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 30, 2008, the total amount potentially owed employees under these Non-Compete Agreements was $10.4 million.
Related Party Credit Agreement
In order to facilitate the Company’s opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement (“the Credit Agreement”) with Millennium Bread Inc., as borrower (“Millennium”), and certain of its present and future subsidiaries, which have entered into franchise agreements with Panera Bread ULC (“the Franchisee Guarantors”) to operate three Panera Bread bakery-cafes in Canada. Advances under the Credit Agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the Credit Agreement. The borrowings under the Credit Agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements. As of December 30, 2008, there were no outstanding advances under the Credit Agreement.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC will develop and equip the bakery-cafe as a typical Panera Bread bakery-cafe in accordance with its then current design and construction standards and specifications as applied by Panera to the bakery-cafe, in its sole discretion. Millennium will pay the Company an amount equal to the total cost of development of the bakery-cafe, which includes any and all costs and expenses incurred by Panera in connection with selection and development of the bakery-cafe; however, no overhead expenses of Panera other than the development fee shall be included in total cost. Panera will deliver possession of the bakery-cafe to Millennium when the bakery-cafe is substantially complete, including issuance of a certificate of occupancy, and Millennium will open the bakery-cafe for business with the public as soon as practicable following the date of delivery of possession of the bakery-cafe. On September 15, 2008 and October 27, 2008, the Company delivered possession of the first two Panera Bread bakery-cafes in Canada to Millennium, which subsequently opened on October 6, 2008 and November 10, 2008, respectively. The Company delivered possession of the third bakery-cafe on December 16, 2008, which opened on January 26, 2009 during the Company’s first quarter of fiscal 2009. As of December 30, 2008, the Company had a $3.9 million receivable from Millennium included in other accounts receivable in its Consolidated Balance Sheets representing the total cost of the bakery-cafes development. The Company expects settlement of this receivable to be substantially funded by the use of the Credit Agreement previously described and cash payments.

Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes it and the other defendants have meritorious defenses to each of the claims in the lawsuit and the Company is prepared to vigorously defend the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, plaintiffs filed an opposition to the Company’s motion to dismiss, and on December 3, 2008, the Company filed a reply memorandum in support of its motion to dismiss. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, plaintiff filed an opposition to the Company’s motion to dismiss, and on September 10, 2008, the Company filed a reply memorandum in support of its motion to dismiss. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Pati Johns, a former employee of the Company’s, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although the Company believes that its policies and practices were lawful and that it has meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a settlement agreement in late fiscal 2008, which has been preliminarily approved by the court. As a result, the Company accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which it expects will be paid in fiscal 2009.
On March 19, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Marion Taylor, a former employee of the Company’s, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. Although the Company believes that its policies and practices were lawful and that it has meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a settlement agreement in late fiscal 2008. The settlement was finalized in early fiscal 2009.
In addition, the Company is subject to other routine legal proceedings, claims and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other
The Company is subject to on-going federal and state income tax audits and any unfavorable rulings could materially and adversely affect its financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.
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
14. Income Taxes
The components of earnings before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
United States	$108,711	$88,827	$92,676
Canada	(3)	63	—

Total earnings before income taxes	$108,708	$88,890	$92,676

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Current (1):
Federal	$37,188	$30,438	$34,766
State	8,192	6,453	4,117

	45,380	36,891	38,883

Deferred (1):
Federal	(3,589)	(4,624)	(4,725)
State	(519)	(833)	(331)

	(4,108)	(5,457)	(5,056)

Tax Provision	$41,272	$31,434	$33,827

(1)	Current and deferred income taxes consist primarily of United States taxes. Canadian taxes are nominal, and thus are not shown separately.
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit and other	3.0	0.4	1.5

	38.0%	35.4%	36.5%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 30, 2008	December 25, 2007
Deferred tax assets:
Accrued expenses	$28,794	$21,980
Stock-based compensation	3,875	3,988
Other	1,463	1,292

Total deferred tax assets	$34,132	$27,260

Deferred tax liabilities:
Property and equipment	$(7,021)	$(6,497)
Goodwill and other intangibles	(13,825)	(11,584)

Total deferred tax liabilities	$(20,846)	$(18,081)

Net deferred tax asset	$13,286	$9,179

Net current deferred tax asset	$9,937	$7,199

Net non-current deferred tax asset	$3,349	$1,980

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the fiscal years ended December 25, 2007 and December 30, 2008 (in thousands):

Balance at December 26, 2006	$2,700
Tax positions related to the current year:
Additions	579
Reductions	—
Tax positions related to prior years:
Additions	1,122
Reductions	—
Settlements	—
Expiration of statutes of limitations	(1,720)

Balance at December 25, 2007	$2,681

Tax positions related to the current year:
Additions	281
Reductions	—
Tax positions related to prior years:
Additions	5,919
Reductions	(3,992)
Settlements	(486)
Expiration of statutes of limitations	(80)

Balance at December 30, 2008	$4,323

As of December 30, 2008 and December 25, 2007, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $2.9 million and $1.8 million, net of federal tax benefits, respectively. The Company expects approximately $2.2 million of the unrecognized tax benefits principally related to state tax filing positions and previously deducted expenses will decrease within twelve months of December 30, 2008 as a result of the expiration of statutes of limitations and the finalization of audits related to prior tax years. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2004 are subject to future examination by tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and was $0.3 million and $0.2 million during the fiscal years ended December 30, 2008 and December 25, 2007, respectively. Accrued interest and penalties were $0.7 million and $0.4 million as of December 30, 2008 and December 25, 2007, respectively.

15. Deposits and Other
Deposits and other consisted of the following (in thousands):

	December 30, 2008	December 25, 2007
Deferred income taxes	$3,349	$1,980
Deposits	2,869	2,718
Deferred financing costs	1,125	206
Company-owned life insurance program	1,031	2,214
Note receivable	589	599

Total deposits and other	$8,963	$7,717

The Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, due to tax law changes, the Company froze this program in 1998. Based on current actuarial estimates, the program is expected to end in 2010.
At December 30, 2008 and December 25, 2007, the cash surrender values of $1.7 million and $2.7 million, respectively, the mortality income receivables of $1.0 million and $2.2 million, respectively, and the insurance policy loans of $1.7 million and $2.7 million, respectively, related to the COLI program were netted and included in deposits and other assets in the Company’s Consolidated Balance Sheets. Mortality income receivable represents the dividend or death benefits the Company is due from its insurance carrier at the respective dates. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and require interest payments at a rate of 9.08 percent for the year ended December 30, 2008. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other (income) expense, net in the Consolidated Statements of Operations, which netted $0.1 million, $0.5 million, and $0.1 million in fiscal years 2008, 2007, and 2006, respectively.
16. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 30, 2008, the Company had reserved 3,502,851 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, Formula Stock Option Plan for Independent Directors, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 30, 2008, 93.8 percent of the Class B common stock is owned by the Company’s Chairman and Chief Executive Officer (“CEO”). Certain holders of Class B common stock, including the Company’s CEO, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2008 and 2007.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 20,378 shares of Class A common stock at an average cost of $49.87 per share during fiscal 2008 and 6,594 shares of Class A common stock at an average cost of $43.62 per share during fiscal 2007, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase programs. In fiscal 2000, the Company repurchased 109,000 shares of Class A common stock at an average cost of $8.25 per share. The shares surrendered to the Company by participants during fiscal 2008 and 2007 and repurchased by the Company in 2000 are currently held by the Company as treasury stock.

Share Repurchase Program
During fiscal 2008 and 2007, the Company purchased shares of Class A common stock under an authorized share repurchase program. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares. See Note 12 for further information with respect to the Company’s share repurchase program.
17. Stock-Based Compensation
The Company accounts for its stock-based compensation arrangements in accordance with SFAS No. 123R, Share-Based Payment, which requires the Company to measure and record compensation expense in its consolidated financial statements for all stock-based compensation awards using a fair value method.
Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Charged to general and administrative expenses (1)	$3,212	$3,874	$5,921
Income tax benefit	(1,205)	(1,426)	(2,161)

Total stock-based compensation expense, net of tax	$2,007	$2,448	$3,760

Effect on basic earnings per share	0.07	0.08	0.12

Effect on diluted earnings per share	0.07	0.08	0.12

(1)	Net of $0.2 million, $0.6 million, and $0.7 million of capitalized compensation cost related to bakery-cafe construction for fiscal 2008, 2007 and 2006, respectively.
Cash received from the exercise of stock options in fiscal 2008, 2007 and 2006 was $17.6 million, $6.6 million and $7.7 million, respectively. Windfall tax benefits realized from exercised stock options in fiscal 2008, 2007 and 2006 were $3.4 million, $3.7 million and $4.3 million, respectively, and were included as cash inflows from financing activities in the Consolidated Statements of Cash Flows.
As of December 30, 2008, the total unrecognized compensation cost related to non-vested options was $4.4 million, which is net of a $0.8 million forfeiture estimate, and is expected to be recognized over a weighted average period of approximately 2.7 years. The Company uses historical data to estimate pre-vesting forfeiture rates.
As of December 30, 2008, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”), the Formula Stock Option Plan for Independent Directors (“Formula Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
2006 Stock Incentive Plan
In March 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provides for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation Committee (“the Committee”).

Long-Term Incentive Program
In the third quarter of 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Committee), restricted stock, choice awards of restricted stock or stock options, or deferred annual bonus match awards. For fiscal 2008, 2007 and 2006, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $6.9 million, $3.7 million, and $1.7 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards will be earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment. The performance awards range from 0 percent to 150 percent of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards will be payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Committee. For fiscal 2008, 2007 and 2006, compensation (income) expense related to the performance awards was $2.1 million, $0.9 million, and ($0.2) million, respectively.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest ratably over a four-year period beginning two years from the date of grant and have a six-year term.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. Participants are generally entitled to cash dividends on restricted stock, although the Company does not currently pay a dividend, and has no current plans to do so, and voting rights with respect to their respective shares. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the five year restriction period. For fiscal 2008, 2007 and 2006, restricted stock expense was $3.8 million, $2.1 million and $1.4 million, respectively.
Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus which is paid three years after the date of the original bonus. For fiscal 2008, 2007 and 2006, compensation expense related to the deferred annual bonus match award was $1.0 million, $0.7 million, and $0.6 million, respectively.
1992 Equity Incentive Plan
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
Formula Stock Option Plan for Independent Directors
The Company’s Board of Directors authorized the Formula Plan on January 27, 1994. The Formula Plan was authorized for the issuance of a total of 300,000 shares and was adopted by stockholders on May 25, 1994. Each option granted to the independent directors was fully vested at the grant date, and is exercisable, either in whole or in part, for six years following the grant date. The plan expired in January 2004 and no further shares are available for issuance under the Formula Plan. In January 2006, the Board of Directors authorized a new compensation arrangement for independent directors that compensates directors at a fixed dollar amount, with payment consistent with the 2005 LTIP and expected to be made through a combination of cash, stock options, and restricted stock.

2001 Employee, Director, and Consultant Stock Option Plan
The Company adopted the 2001 Plan in June 2001. A total of 3,000,000 shares of Class A common stock were authorized for issuance under the 2001 Plan as awards, which could have been in the form of stock options to employees, directors, and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options under the 2001 Plan.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 44,000, 42,000 and 29,000 shares purchased with a weighted average fair value of purchase rights of $6.41, $7.42 and $9.88 during fiscal 2008, 2007 and 2006, respectively. For fiscal 2008, 2007 and 2006, the Company recognized expense of approximately $0.3 million in each of the respective years related to stock purchase plan discounts, respectively. Cumulatively, there were approximately 754,000 shares issued under this plan as of December 30, 2008, 710,000 shares issued under this plan as of December 25, 2007, and approximately 668,000 shares issued under this plan as of December 26, 2006.
The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2008, 2007 and 2006:

			Weighted Average	Aggregate
		Weighted	Contractual Term	Intrinsic
	Shares	Average	Remaining	Value (1)
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding at December 27, 2005	2,569	$34.20

Granted	146	54.27
Exercised	(305)	25.25		$12,273
Cancelled	(99)	37.74

Outstanding at December 26, 2006	2,311	$36.36

Granted	140	44.58
Exercised	(310)	21.40		$10,101
Cancelled	(55)	40.88

Outstanding at December 25, 2007	2,086	$39.05

Granted	127	45.06
Exercised	(532)	33.03		$8,293
Cancelled	(229)	45.68

Outstanding at December 30, 2008	1,452	$40.73	2.1	$15,581

Exercisable at December 26, 2006	1,152	$32.40	2.9	$26,678
Exercisable at December 25, 2007	1,316	$36.65	1.9	$4,425
Exercisable at December 30, 2008	1,016	$38.79	1.4	$12,806

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2008 (or $50.22) for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes information about stock options outstanding at December 30, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average
	Number	Contractual Term	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$3.32 – $26.93	1	0.4	$3.32	1	$3.32
$26.94 – $28.37	164	1.2	27.51	164	27.51
$28.38 – $33.22	110	0.3	29.07	110	29.07
$33.23 – $36.00	367	1.4	35.48	285	35.54
$36.01 – $39.73	176	1.4	38.37	161	38.34
$39.74 – $72.58	634	3.2	49.92	295	52.18

	1,452	2.1	$40.73	1,016	$38.79

The fair value for stock options was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
•
Expected term — The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled, including an estimate for those option awards still outstanding, and is derived from historical terms and other factors.

•
Expected volatility — The expected volatility is based on an average of the historical volatility of the Company’s stock price, for a period approximating the expected term, and the implied volatility of externally traded options of the Company’s stock that were entered into during the period.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the options expected term.

•	Dividend yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option award.
The weighted average fair value of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Fair value per option	$15.54	$15.69	$19.18
Assumptions:
Expected term (years)	4.5	5.0	5.0
Expected volatility	36.5%	30.0%	30.0%
Risk-free interest rate	2.5%	4.7%	4.8%
Dividend yield	0.0%	0.0%	0.0%

The fair value of restricted stock is determined based on the market value of the Company’s stock on the grant date. A summary of the status of the Company’s restricted stock activity is set forth below:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 26, 2006	253	$52.07

Granted	187	43.67
Vested	(24)	54.24
Forfeited	(29)	48.86

Non-vested at December 25, 2007	387	$48.04

Granted	228	48.76
Vested	(55)	51.36
Forfeited	(55)	47.52

Non-vested at December 30, 2008	505	$48.06

As of December 30, 2008, there was $16.1 million of total unrecognized compensation cost related to restricted stock, which is net of a $3.7 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 3.7 years.
18. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $1.1 million, $0.9 million, and $0.7 million to the Plan in fiscal 2008, 2007, and 2006, respectively.
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

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Revenues:
Company bakery-cafe operations	$1,106,295	$894,902	$666,141
Franchise operations	74,800	67,188	61,531
Fresh dough operations	213,620	176,710	159,050
Intercompany sales eliminations	(95,862)	(72,109)	(57,751)

Total Revenues	$1,298,853	$1,066,691	$828,971

Segment profit:
Company bakery-cafe operations	$183,713	$145,499	$123,558
Franchise operations	65,005	59,011	54,160
Fresh dough operations	9,185	11,749	15,348

Total segment profit	$257,903	$216,259	$193,066

Depreciation and amortization	67,225	57,903	44,166
Unallocated general and administrative expenses	74,598	60,789	51,935
Pre-opening expenses	3,374	8,289	6,173
Interest expense	1,606	483	92
Other (income) expense, net	883	333	(1,976)
Income (loss) allocable to minority interest	1,509	(428)	—

Income before income taxes	$108,708	$88,890	$92,676

Depreciation and amortization:
Company bakery-cafe operations	$54,814	$45,021	$32,741
Fresh dough operations	8,072	8,367	7,097
Corporate administration	4,339	4,515	4,328

Total depreciation and amortization	$67,225	$57,903	$44,166

Capital expenditures:
Company bakery-cafe operations	$56,477	$111,500	$86,743
Fresh dough operations	3,872	9,556	15,120
Corporate administration	2,814	3,077	7,433

Total capital expenditures	$63,163	$124,133	$109,296

	December 30, 2008	December 25, 2007
Segment assets:
Company bakery-cafe operations	$503,928	$514,528
Franchise operations	5,951	6,179
Fresh dough operations	50,699	55,350

Total segment assets	$560,578	$576,057

Unallocated trade and other accounts receivable	2,435	2,468
Unallocated property and equipment	13,673	15,016
Unallocated deposits and other	5,109	4,592
Other unallocated assets	92,122	100,619

Total assets	$673,917	$698,752

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to company-owned life insurance program, and “other unallocated assets” relates primarily to cash and cash equivalents and investments.

20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 30, 2008	December 25, 2007	December 26, 2006
Amounts used for basic and diluted per share calculations:
Net income	$67,436	$57,456	$58,849

Weighted average number of shares outstanding — basic	30,059	31,708	31,313
Effect of dilutive securities:
Employee stock options	274	406	690
LTIP	89	64	41

Weighted average number of shares outstanding — diluted	30,422	32,178	32,044

Basic earnings per common share:
Net income	$2.24	$1.81	$1.88

Diluted earnings per common share:
Net income	$2.22	$1.79	$1.84

For the fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006, weighted-average options and restricted stock for 0.6 million, 0.3 million, and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.
21. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2008 — quarters ended (1)
	March 25	June 24	September 23	December 30

Revenues	$304,978	$320,868	$315,195	$357,812
Operating profit	21,149	27,169	22,721	41,668
Net income	12,440	15,706	13,740	25,549
Basic earnings per share:
Net income	$0.42	$0.52	$0.46	$0.84

Diluted earnings per share:
Net income	$0.41	$0.52	$0.45	$0.84

	Fiscal 2007 — quarters ended (1)
	March 27	June 26	September 25	December 25

Revenues	$239,676	$252,959	$273,213	$300,843
Operating profit	23,461	18,852	16,117	30,849
Net income	15,043	12,635	11,943	17,834
Basic earnings per share:
Net income	$0.48	$0.40	$0.38	$0.56

Diluted earnings per share:
Net income	$0.47	$0.39	$0.37	$0.56

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
The Company’s independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has audited the effectiveness of the Company’s internal control over financial reporting. Their report is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
The Company has adopted a code of ethics, called the Standards of Business Conduct that applies to its officers, including its principal executive, financial and accounting officers, and its directors and employees. The Company has posted the Standards of Business Conduct on its Internet website at www.panerabread.com under the “Corporate Governance” section of the “About Us — Investor Relations” webpage. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Standards of Business Conduct on its Internet website.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The following consolidated financial statements of the Company are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 30, 2008 and December 25, 2007
Consolidated Statements of Operations—Fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006
Consolidated Statements of Cash Flows—Fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006
Consolidated Statements of Stockholders’ Equity—Fiscal years ended December 30, 2008, December 25, 2007, and December 26, 2006
Notes to the Consolidated Financial Statements
(a)(2) Financial Statement Schedule: The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance — beginning	Additions charged	Deductions/	Balance — end
Description	of period	to expense	other additions	of period
Allowance for doubtful accounts:
Fiscal year ended December 26, 2006	$26	$—	$—	$26
Fiscal year ended December 25, 2007	$26	$—	$42	$68
Fiscal year ended December 30, 2008	$68	$153	$(32)	$189
Self-insurance reserves:
Fiscal year ended December 26, 2006	$8,948	$19,094	$(20,630)	$7,412
Fiscal year ended December 25, 2007	$7,412	$22,708	$(21,184)	$8,936
Fiscal year ended December 30, 2008	$8,936	$32,981	$(29,768)	$12,149
(a)(3) Exhibits: See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer Date: February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Chief Executive Officer	February 27, 2009

Ronald M. Shaich

/s/ DOMENIC COLASACCO	Director	February 27, 2009

Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 27, 2009

Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 27, 2009

Larry J. Franklin

/s/ W. AUSTIN LIGON	Director	February 27, 2009

W. Austin Ligon

/s/ CHARLES J. CHAPMAN III	Director	February 27, 2009

Charles J. Chapman III

/s/ JEFFREY W. KIP	Senior Vice President,	February 27, 2009

Jeffrey W. Kip	Chief Financial Officer

/s/ AMY L. KUZDOWICZ	Vice President, Controller	February 27, 2009

Amy L. Kuzdowicz

/s/ MARK D. WOOLDRIDGE	Director of Accounting and External Reporting,	February 27, 2009

Mark D. Wooldridge	Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description
3.1		Certificate of Incorporation of Registrant, as amended through June 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 13, 2002.
3.2
Amended and Restated Bylaws of Registrant, as amended through March 9, 2006. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 9, 2006 and filed on March 15, 2006.

10.1
1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 16, 2007 filed on Schedule 14A with the Commission on April 13, 2008.†

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

10.14
Amended and Restated Credit Agreement, dated as of March 7, 2008, among Panera Bread Company, Bank of America, N.A., as administrative agent, other Lenders party thereto, Banc of America Securities LLC, as sole lead arranger and sole book manager, and Wells Fargo Bank, N.A., as syndication agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2008.

21	*	Registrant’s Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description
31.1*	Certification by Chief Executive Officer.
31.2*	Certification by Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).