Form 10-Q
period 2009-03-31
PANERA BREAD CO
filed 2009-05-08
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2009, 29,720,750 shares and 1,392,242 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2009	December 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,564	$74,710
Short-term investments	1,238	2,400
Trade accounts receivable, net	17,598	15,198
Other accounts receivable	7,488	9,944
Inventories	11,277	11,959
Prepaid expenses	13,286	14,265
Deferred income taxes	10,519	9,937

Total current assets	175,970	138,413
Property and equipment, net	408,559	417,006
Other assets:
Goodwill	87,334	87,334
Other intangible assets, net	20,154	20,475
Long-term investments	1,384	1,726
Deposits and other	9,885	8,963

Total other assets	118,757	118,498

Total assets	$703,286	$673,917

LIABILITIES
Current liabilities:
Accounts payable	$5,559	$4,036
Accrued expenses	114,219	109,978

Total current liabilities	119,778	114,014
Deferred rent	40,067	39,780
Other long-term liabilities	19,768	21,437

Total liabilities	179,613	175,231
Commitments and contingencies (Note 6)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,694,237 issued and 29,554,047 outstanding in 2009; and 29,557,849 issued and 29,421,877 outstanding in 2008	3	3
Class B, 10,000,000 shares authorized; 1,392,242 issued and outstanding in 2009 and 1,398,242 in 2008	—	—
Treasury stock, carried at cost; 140,190 shares in 2009 and 135,972 shares in 2008	(2,436)	(2,204)
Additional paid-in capital	158,610	151,358
Accumulated other comprehensive loss	(454)	(394)
Retained earnings	363,831	346,399

Total Panera Bread Company stockholders’ equity	519,554	495,162
Noncontrolling interest	4,119	3,524

Total equity	523,673	498,686

Total liabilities and equity	$703,286	$673,917

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Revenues:
Bakery-cafe sales	$272,882	$260,446
Franchise royalties and fees	18,627	17,435
Fresh dough sales to franchisees	29,200	27,097

Total revenue	320,709	304,978
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	80,991	79,328
Labor	89,541	84,747
Occupancy	23,272	21,408
Other operating expenses	36,180	33,331

Total bakery-cafe expenses	229,984	218,814
Fresh dough cost of sales to franchisees	24,779	25,930
Depreciation and amortization	16,419	16,139
General and administrative expenses	20,401	21,819
Pre-opening expenses	340	1,127

Total costs and expenses	291,923	283,829

Operating profit	28,786	21,149
Interest expense	166	1,030
Other (income) expense, net	(318)	(146)

Income before income taxes	28,938	20,265
Income taxes	10,911	7,464

Net income	18,027	12,801
Less: net income attributable to noncontrolling interest	595	361

Net income attributable to Panera Bread Company	$17,432	$12,440

Earnings per common share attributable to Panera Bread Company:
Basic	$0.57	$0.42

Diluted	$0.57	$0.41

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,388	29,917

Diluted	30,737	30,177

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Cash flows from operations:
Net income	$18,027	$12,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,419	16,139
Stock-based compensation expense	2,176	1,856
Tax benefit from exercise of stock options	(900)	(180)
Deferred income taxes	(899)	(2,334)
Other	72	332
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	58	9,309
Inventories	682	356
Prepaid expenses	979	(5,930)
Accounts payable	1,523	2,159
Accrued expenses	5,599	(10,016)
Deferred rent	287	905
Other long-term liabilities	(1,735)	98

Net cash provided by operating activities	42,288	25,495

Cash flows from investing activities:
Additions to property and equipment	(8,103)	(19,420)
Acquisitions, net of cash acquired	—	(890)
Investment maturities proceeds	1,504	8,029
Increase (decrease) in deposits and other	(678)	(679)

Net cash used in investing activities	(7,277)	(12,960)

Cash flows from financing activities:
Repurchase of common stock	(232)	(47,997)
Net payments under credit facility	—	(15,000)
Exercise of employee stock options	3,749	2,109
Tax benefit from exercise of stock options	900	180
Proceeds from issuance of common stock under employee benefit plans	426	764
Capitalized debt issuance costs	—	(1,093)

Net cash provided by (used in) financing activities	4,843	(61,037)

Net increase (decrease) in cash and cash equivalents	39,854	(48,502)
Cash and cash equivalents at beginning of period	74,710	68,242

Cash and cash equivalents at end of period	$114,564	$19,740

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009.
The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. In addition, the consolidated financial statements of Panera Bread Company include its majority-owned consolidated subsidiary, Paradise Bakery & Café, Inc. (“Paradise”). All intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.
Note 2. Noncontrolling Interest
Effective December 31, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51, to report noncontrolling interests in its consolidated financial statements. SFAS No. 160 changed the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The following tables illustrate the changes in equity for the thirteen weeks ended March 31, 2009 and March 25, 2008, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Class A	Class B	Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Common Stock		Stock	Capital	Earnings	Loss	Interest
Balance, December 25, 2007	$448,179		$3	$—	$(1,188)	$168,386	$278,963	$—	$2,015
Comprehensive income:
Net income	12,801	$12,801	—	—	—	—	12,440	—	361
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Total Other Comprehensive income (loss)	—	—

Comprehensive income	12,801	$12,801

Issuance of common stock	764		—	—	—	764	—	—	—
Exercise of employee stock options	2,053		—	—	—	2,053	—	—	—
Stock-based compensation expense	1,856		—	—	—	1,856	—	—	—
Repurchase of common stock	(47,997)		—	—	(120)	(47,877)	—	—	—
Income tax benefit related to stock option plan	180		—	—	—	180	—	—	—

Balance, March 25, 2008	$417,836		$3	$—	$(1,308)	$125,362	$291,403	$—	$2,376

Balance, December 30, 2008	$498,686		$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524
Comprehensive income:
Net income	18,027	$18,027	—	—	—	—	17,432	—	595
Other comprehensive income (loss):
Foreign currency translation adjustment	(60)	(60)	—	—	—	—	—	(60)	—

Total Other Comprehensive income (loss)	(60)	(60)

Comprehensive income	17,967	$17,967

Issuance of common stock	426		—	—	—	426	—	—	—
Exercise of employee stock options	3,749		—	—	—	3,749	—	—	—
Stock-based compensation expense	2,177		—	—	—	2,177	—	—	—
Repurchase of common stock	(232)		—	—	(232)	—	—	—	—
Income tax benefit related to stock option plan	900		—	—	—	900	—	—	—

Balance, March 31, 2009	$523,673		$3	$—	$(2,436)	$158,610	$363,831	$(454)	$4,119

Note 3. Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measures, effective December 26, 2007, for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The Company adopted the related FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, effective December 30, 2008, for nonfinancial assets and liabilities on a nonrecurring basis, the adoption of which had no impact on the Company in the first quarter of fiscal 2009. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.
The Company’s $113.2 million and $76.6 million in cash equivalents at March 31, 2009 and December 30, 2008, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At March 31, 2009 and December 30, 2008, the Company’s short-term and long-term investments were carried at fair value in the Consolidated Balance Sheets and consisted of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. The Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007.

As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.6 million, as of March 31, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2009	March 25, 2008
Beginning balance	$4,126	$23,198
Net realized and unrealized losses (1)	—	(271)
Redemptions	(1,504)	(8,029)

Ending balance	$2,622	$14,898

(1)
Includes $0.3 million of losses attributable to the change in unrealized losses relating to the units of the Columbia Portfolio held as of March 31, 2009, which was fully offset by $0.3 million of realized gains on the redemptions received for the thirteen weeks ended March 31, 2009. Includes $0.5 million of losses attributable to the change in unrealized losses relating to the units of the Columbia Portfolio still held as of March 25, 2008, which was partially offset by $0.2 million of realized gains on the redemptions received for the thirteen weeks ended March 25, 2008.

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. The Company included $1.2 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at March 31, 2009, as the Company reasonably believes the cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.4 million of the fair value of the Company’s Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at March 31, 2009.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2009	December 30, 2008
Food:
Fresh dough facilities:
Raw materials	$2,723	$3,040
Finished goods	481	319
Bakery-cafes:
Raw materials	6,083	6,533
Paper goods	1,971	2,021
Retail merchandise	19	46

	$11,277	$11,959

Note 5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 30, 2008
Compensation and related employment taxes	$27,896	$22,508
Unredeemed gift cards	26,017	33,042
Insurance	14,367	12,482
Income taxes payable	7,763	1,259
Capital expenditures	5,990	6,448
Advertising	5,344	3,698
Rent	4,490	4,567
Fresh dough operations	4,471	5,191
Taxes, other than income tax	4,238	4,898
Utilities	3,255	3,258
Deferred revenue	675	2,024
Other	9,713	10,603

	$114,219	$109,978

Note 6. Commitments and Contingencies
Lease Obligations
The Company accounts for certain guarantees in accordance with FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has guaranteed operating leases of 20 franchisee locations and 11 locations of its former Au Bon Pain division, or its franchisees. Also, the Company’s 51 percent owned subsidiary, Paradise, has guaranteed nine operating leases on behalf of its franchisees. These leases have terms expiring on various dates from May 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $33.9 million as of March 31, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of FIN No. 45 because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantee was issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company determined not to develop. During the thirteen weeks ended March 31, 2009, the Company decreased the reserve by approximately $0.1 million primarily due to the settlement of one lease. No other significant changes were made to the accrual during the thirteen weeks ended March 31, 2009. As of March 31, 2009 and December 30, 2008, the Company had approximately $0.8 million and $0.9 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Related Party Credit Agreement
In order to facilitate the Company’s opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement (“the Credit Agreement”) with Millennium Bread Inc., as borrower (“Millennium”), and certain of its present and future subsidiaries, which have entered into franchise agreements with Panera Bread ULC (“the Franchisee Guarantors”), to operate three Panera Bread bakery-cafes in Canada. Advances under the Credit Agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the Credit Agreement. The borrowings under the Credit Agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements. As of March 31, 2009, there were no outstanding advances under the Credit Agreement.

As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with the Company’s current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium will pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which includes any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes; however, no overhead expenses of Panera Bread ULC shall be included in total cost. On September 15, 2008, October 27, 2008, and December 16, 2008, the Company delivered possession of the bakery-cafes in Canada to Millennium, which subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. As of March 31, 2009, the Company had a $3.9 million receivable from Millennium included in other accounts receivable in its Consolidated Balance Sheets representing the total cost of the bakery-cafes developed. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement. This advance was applied against the outstanding receivable as previously described. The Company expects settlement of the remaining receivable during fiscal year 2009.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes it and the other defendants have meritorious defenses to each of the claims in the lawsuit and the Company is prepared to vigorously defend the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, plaintiffs filed an opposition to the Company’s motion to dismiss, and on December 3, 2008, the Company filed a reply memorandum in support of its motion to dismiss. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, plaintiff filed an opposition to the Company’s motion to dismiss, and on September 10, 2008, the Company filed a reply memorandum in support of its motion to dismiss. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Pati Johns, a former employee of the Company, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although the Company believes that its policies and practices were lawful and that it has meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a settlement agreement in late fiscal 2008, which has been approved by the court. As a result, the Company accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which it expects will be paid in fiscal 2009.

On March 19, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Marion Taylor, a former employee of the Company, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. Although the Company believes that its policies and practices were lawful and that it has meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a settlement agreement in late fiscal 2008. The settlement amount was paid in the first quarter of fiscal 2009.
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
Under the February 1, 2007 agreement to purchase 51 percent of the outstanding stock of Paradise, the Company has the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. On April 27, 2009, the Company exercised its call option to purchase the remaining 49 percent of the outstanding stock of Paradise as is further described in Note 10.
Note 7. Business Segment Information
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

Segment information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Revenues:
Company bakery-cafe operations	$272,882	$260,446
Franchise operations	18,627	17,435
Fresh dough operations	52,865	49,271
Intercompany sales eliminations	(23,665)	(22,174)

Total revenues	$320,709	$304,978

Segment profit:
Company bakery-cafe operations	$42,898	$41,632
Franchise operations	16,904	15,338
Fresh dough operations	4,421	1,167

Total segment profit	$64,223	$58,137

Depreciation and amortization	16,419	16,139
Unallocated general and administrative expenses	18,678	19,722
Pre-opening expenses	340	1,127
Interest expense	166	1,030
Other (income) expense, net	(318)	(146)

Income before income taxes	$28,938	$20,265

Depreciation and amortization:
Company bakery-cafe operations	$13,569	$13,015
Fresh dough operations	1,939	1,991
Corporate administration	911	1,133

Total depreciation and amortization	$16,419	$16,139

Capital expenditures:
Company bakery-cafe operations	$7,055	$18,416
Fresh dough operations	616	451
Corporate administration	432	553

Total capital expenditures	$8,103	$19,420

	March 31, 2009	December 30, 2008
Segment assets:
Company bakery-cafe operations	$494,338	$503,928
Franchise operations	5,038	5,951
Fresh dough operations	49,959	50,699

Total segment assets	$549,335	$560,578

Unallocated trade and other accounts receivable	3,051	2,435
Unallocated property and equipment	13,853	13,673
Unallocated deposits and other	5,676	5,109
Other unallocated assets	131,371	92,122

Total assets	$703,286	$673,917

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable; “unallocated property and equipment” relates primarily to corporate property and equipment; “unallocated deposits and other” relates primarily to collateral deposits with insurance carriers, Company-owned life insurance program, and capitalized debt issuance costs; and “other unallocated assets” relates primarily to cash and cash equivalents, investments, and deferred income taxes.

Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$17,432	$12,440

Weighted average number of shares outstanding — basic	30,388	29,917
Effect of dilutive securities:
Employee stock options	240	197
Employee restricted stock	109	37
Employee performance awards	—	26

Weighted average number of shares outstanding — diluted	30,737	30,177

Basic earnings per common share:
Net income attributable to Panera Bread Company	$0.57	$0.42

Diluted earnings per common share:
Net income attributable to Panera Bread Company	$0.57	$0.41

For the thirteen weeks ended March 31, 2009 and March 25, 2008, options and restricted stock for 0.6 million shares and 0.8 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
Note 9. Credit Facility
The Company and certain of its direct and indirect subsidiaries, as guarantors, are parties to an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. and other lenders party thereto, which provides for a secured revolving credit facility of $250.0 million to be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. The credit facility, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of default.
As of March 31, 2009, the Company had no loan outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for the thirteen weeks ended March 31, 2009 and accrued interest at March 31, 2009 related to the commitment fees was inconsequential. As of March 31, 2009, the Company was in compliance with all covenants in the Amended and Restated Credit Agreement.
Note 10. Subsequent Event
On April 27, 2009, the Company exercised its call option to purchase the remaining 49 percent of the outstanding stock of Paradise, at a transaction value of approximately $22.0 million, subject to certain adjustments, which will be calculated at closing. The deal is expected to close during the second quarter of fiscal 2009 at which time the purchase price less agreed to holdbacks will be paid. The transaction will be accounted for as an equity transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company’s ownership interest in the subsidiary, with the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted recognized in equity attributable to Panera Bread Company, in accordance with SFAS No. 160.

Note 11. Recent Accounting Pronouncements
In April 2009, the FASB issued three related FSP: (i) FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly; (ii) FSP No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and (iii) FSP SFAS No. 107-1 and Accounting Principals Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, all of which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS No. 115-2 and FSP SFAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating these Staff positions.
In April 2009, the FASB issued FSP SFAS No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP SFAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects FSP SFAS No. 141R-1 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
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
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “our” in the following discussion.
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
Executive Summary of Results
For the thirteen weeks ended March 31, 2009, we earned $0.57 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 0.7 percent (0.3 percent for Company-owned bakery-cafes and 1.0 percent for franchise-operated bakery-cafes); system-wide average weekly sales decreased 0.1 percent to $38,423 ($37,380 for Company-owned bakery-cafes and $39,190 for franchise-operated bakery-cafes); 14 new bakery-cafes opened system-wide, including four Company-owned bakery-cafes and ten franchise-operated bakery-cafes; and four bakery-cafes closed system-wide, including two Company-owned bakery-cafes and two franchise-operated bakery-cafes.
For the thirteen weeks ended March 25, 2008, we earned $0.41 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 2.3 percent (3.3 percent for Company-owned bakery-cafes and 1.7 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 0.3 percent to $38,464 ($37,331 for Company-owned bakery-cafes and $39,330 for franchise-operated bakery-cafes); 27 new bakery-cafes opened system-wide, including 14 Company-owned and 13 franchise-operated, and five bakery-cafes closed system-wide in the first quarter of fiscal 2008, including three Company-owned bakery-cafes and two franchise-operated bakery-cafes. In addition, in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development. As a result of this determination, we recorded a charge of $2.7 million, or $0.06 per diluted share, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the thirteen weeks ended March 25, 2008 also reflect the pressures we experienced from the significant increase in wheat prices year-over-year as is further discussed below under “Results of Operations — Costs and Expenses.”

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Revenues:
Bakery-cafe sales	85.1%	85.4%
Franchise royalties and fees	5.8	5.7
Fresh dough sales to franchisees	9.1	8.9

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.7%	30.5%
Labor	32.8	32.5
Occupancy	8.5	8.2
Other operating expenses	13.3	12.8

Total bakery-cafe expenses	84.3	84.0
Fresh dough cost of sales to franchisees (2)	84.9	95.7
Depreciation and amortization	5.1	5.3
General and administrative expenses	6.4	7.2
Pre-opening expenses	0.1	0.4

Total costs and expenses	91.0	93.1

Operating profit	9.0	6.9
Interest expense	0.1	0.3
Other (income) expense, net	(0.1)	—

Income before income taxes	9.0	6.6
Income taxes	3.4	2.4

Net income	5.6	4.2
Less: net income attributable to noncontrolling interest	0.2	0.1

Net income attributable to Panera Bread Company	5.4%	4.1%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Number of bakery-cafes:
Company-owned:
Beginning of period	562	532
Bakery-cafes opened	4	14
Bakery-cafes closed	(2)	(3)

End of period	564	543

Franchise-operated:
Beginning of period	763	698
Bakery-cafes opened	10	13
Bakery-cafes closed	(2)	(2)

End of period	771	709

System-wide:
Beginning of period	1,325	1,230
Bakery-cafes opened	14	27
Bakery-cafes closed	(4)	(5)

End of period	1,335	1,252

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Company-owned	0.3%	3.3%
Franchise-operated	1.0%	1.7%
System-wide	0.7%	2.3%
Results of Operations
Revenues
Total revenues for the thirteen weeks ended March 31, 2009 increased 5.1 percent to $320.7 million compared to $305.0 million for the thirteen weeks ended March 25, 2008. The growth in total revenue for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily due to the opening of 89 new bakery-cafes system-wide since March 25, 2008 and, to a lesser extent, the increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended March 31, 2009 of 0.7 percent. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 31, 2009	March 25, 2008	Change
System-wide average weekly sales	$38,423	$38,464	-0.1%
Bakery-cafe sales for the thirteen weeks ended March 31, 2009 increased 4.8 percent to $272.9 million compared to $260.4 million for the thirteen weeks ended March 25, 2008. The increase in bakery-cafe sales for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily due to the opening of 25 new Company-owned bakery-cafes since March 25, 2008 and, to a lesser extent, the 0.3 percent increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended March 31, 2009. This 0.3 percent increase in comparable bakery-cafe sales was driven by approximately 1.6 percent of transaction decline and 1.9 percent average check growth. Average check growth in turn was comprised of retail price increases of 4.0 percent and negative mix impact of 2.1 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenue decreased by 0.3 percentage points to 85.1 percent for the thirteen weeks ended March 31, 2009 as compared to 85.4 percent for the same period in 2008. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 4.4 percent and 95.6 percent, respectively, of the $12.4 million increase in sales from the comparable period in 2008. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended March 31, 2009 was primarily a result of our 2008 strategy to focus on our return on invested capital, including raising our sales hurdles for new bakery-cafes to address the contraction in margins we had experienced by focusing our real estate decision-making process on only building bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. Average weekly sales for Company-owned bakery-cafes also increased as a result of price increases and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings, all of which was partially offset by a decrease in year-over-year transactions. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 31, 2009	March 25,2008	Change
Company-owned average weekly sales	$37,380	$37,331	0.1%
Company-owned number of operating weeks	7,300	6,977
Franchise royalties and fees for the thirteen weeks ended March 31, 2009 increased 6.9 percent to $18.6 million compared to $17.4 million for the thirteen weeks ended March 25, 2008. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Franchise royalties	$18,320	$16,899
Franchise fees	307	536

Total	$18,627	$17,435

The increase in royalty revenue for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 can be attributed to the opening of 64 franchise-operated bakery-cafes since March 25, 2008 and to the 1.0 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended March 31, 2009. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 10.5 percent and 89.5 percent, respectively, of the $29.9 million increase in sales from the comparable period in 2008. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 31, 2009	March 25, 2009	Change
Franchise-operated average weekly sales	$39,190	$39,330	-0.4%
Franchise-operated number of operating weeks	9,931	9,135
As of March 31, 2009, there were 771 franchise-operated bakery-cafes open and commitments to open 252 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. In fiscal 2009, we expect our area developers to open approximately 48 to 54 new franchise-operated bakery-cafes. However, the current state of the commercial real estate industry has already disrupted several planned openings for fiscal 2009 and placed others at risk. Given these conditions, we now expect to be at or below the low end of this development target. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements when we determine that such action is warranted under the particular circumstances.
Fresh dough sales to franchisees for the thirteen weeks ended March 31, 2009 increased 7.7 percent to $29.2 million compared to $27.1 million for the thirteen weeks ended March 25, 2008. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since March 25, 2008, higher overall franchise-operated bakery-cafe sales demonstrated by the 1.0 percent increase in comparable franchise-operated bakery-cafe sales percentages for the thirteen weeks ended March 31, 2009, and increases in our sales prices of dough products to franchisees compared to the same period in the prior year.

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
The cost of food and paper products was $81.0 million, or 29.7 percent of bakery-cafe sales for the thirteen weeks ended March 31, 2009 compared to $79.3 million, or 30.5 percent of bakery-cafe sales for the comparable period in 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs including primarily for wheat and fuel; category management initiatives such as product mix management and pricing strategy; sales price increases; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended March 31, 2009, our previously locked in average all-in cost of wheat was approximately $10.60 per bushel versus $12.84 per bushel in the same period in 2008. For the thirteen weeks ended March 31, 2009, our average cost of fuel was $2.24 per gallon compared to an average of $3.67 per gallon for the same period in 2008. For the thirteen weeks ended March 31, 2009, there was an average of 61.5 bakery-cafes per fresh dough facility, compared to an average of 60.5 for the same period in 2008. Partially offsetting these decreases was deleverage from lower comparable bakery-cafe sales.
Labor expense was $89.5 million, or 32.8 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009 compared to $84.7 million, or 32.5 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008. The labor expense as a percentage of bakery-cafe sales modestly increased between the thirteen weeks ended March 31, 2009 as compared to the same period in 2008 primarily as a result of deleverage from lower comparable bakery-cafe sales, labor inefficiencies resulting from lower transaction levels and a modest effect from higher self-insured benefits expense.
Occupancy cost was $23.3 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009 compared to $21.4 million, or 8.2 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily a result of deleverage from lower comparable bakery-cafe sales, and less significantly, due to rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the west coast, and increasing numbers of urban, free-standing and drive-thru bakery-cafe locations.
Other operating expenses were $36.2 million, or 13.3 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009 compared to $33.3 million, or 12.8 percent of bakery-cafe sales, for the thirteen weeks ended March 25, 2008. The increase in other operating expenses rate for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily a result of deleverage from lower comparable bakery-cafe sales and increased levels of media advertising.
Fresh dough cost of sales to franchisees was $24.8 million, or 84.9 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 31, 2009, compared to $25.9 million, or 95.7 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 25, 2008. The decrease in the fresh dough cost of sales rate for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily due to the aforementioned decrease in wheat and fuel costs; our increase of transfer prices; and our improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. Partially offsetting this favorability was lower sales of our fresh dough units per bakery-cafe.
General and administrative expenses were $20.4 million, or 6.4 percent of total revenue, for the thirteen weeks ended March 31, 2009 compared to $21.8 million, or 7.2 percent of total revenue, for the thirteen weeks ended March 25, 2008. The lower general and administrative expenses rate for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily due to the charge of $2.7 million in the fiscal 2008 period related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans, and disciplined expense management, partially offset by deleverage from lower comparable bakery-cafe sales.
Interest Expense
Interest expense for the thirteen weeks ended March 31, 2009 decreased to $0.2 million, or 0.1 percent of total revenue, from $1.0 million, or 0.3 percent of total revenue, for the thirteen weeks ended March 25, 2008. The decrease in interest expense for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily due to higher levels of debt outstanding during the fiscal 2008 period while there was no debt outstanding in fiscal 2009 period.

Other Income and Expense, net
Other income and expense, net for the thirteen weeks ended March 31, 2009 increased to $0.3 million of income, or 0.1 percent of total revenue, from $0.1 million of income, or zero percent of total revenue, for the thirteen weeks ended March 25, 2008. The increase in the other income and expense, net rate for the thirteen weeks ended March 31, 2009 compared to the same period in 2008 was primarily from greater interest income in fiscal 2009 resulting from an increase in cash and investments on-hand in fiscal 2009, and a net charge of $0.3 million in the thirteen weeks ended March 25, 2008, to recognize realized and unrealized gains and losses on the changes in fair value of our investment in the Columbia Portfolio and related redemptions received.
Income Taxes
The provision for income taxes increased to $10.9 million for the thirteen weeks ended March 31, 2009 compared to $7.5 million for the thirteen weeks ended March 25, 2008. The tax provision for the thirteen weeks ended March 31, 2009 and March 25, 2008 reflects a combined federal, state, and local effective tax rate of 38.5 percent and 37.5 percent, respectively, the increase of which was primarily driven by changes in state tax laws.
Liquidity and Capital Resources
Cash and cash equivalents were $114.6 million at March 31, 2009, compared with $74.7 million at December 30, 2008. This increase was primarily a result of the $42.3 million of cash generated from operations, $3.7 million received from the exercise of employee stock options, and $1.5 million received in investment maturity proceeds, partially offset by the $8.1 million used on capital expenditures during the thirteen weeks ended March 31, 2009. Our primary source of liquidity is cash provided by operations, although we have also borrowed under a credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $56.2 million at March 31, 2009 compared to $24.4 million at December 30, 2008. The increase in working capital from December 30, 2008 to March 31, 2009 resulted primarily from the previously described increase in cash and cash equivalents of $39.9 million and an increase in trade accounts receivable, net of $2.4 million, partially offset by an increase in accrued expenses of $4.3 million, a decrease in other accounts receivable of $2.5 million, and an increase in accounts payable of $1.5 million. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
Cash provided by (used in):
Operating activities	$42,288	$25,495
Investing activities	(7,277)	(12,960)
Financing activities	4,843	(61,037)

Total	$39,854	$(48,502)

Operating Activities
Funds provided by operating activities for the thirteen weeks ended March 31, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, an increase in accrued expenses and accounts payable, a decrease in prepaid expenses, partially offset by a decrease in other long-term liabilities. Funds provided by operating activities for the thirteen weeks ended March 25, 2008 primarily resulted from net income, adjusted for non-cash items, such as depreciation and amortization, and a decrease in trade and other accounts receivable, partially offset by an increase in prepaid expenses and a decrease in non-acquisition accrued expenses.

Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008
New bakery-cafe and fresh dough facilities	$1,948	$15,233
Bakery-cafe and fresh dough facility improvements	4,432	3,604
Other capital needs	1,723	583

Total	$8,103	$19,420

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal 2009 of approximately $75 million, which consists of the following: $40 million related to the opening of 32 to 36 new Company-owned bakery-cafes and the costs incurred on early fiscal 2010 openings; $25 million related to the remodeling of existing bakery-cafes; and $10 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. The current state of the commercial real estate industry has already disrupted several planned openings for fiscal 2009 and placed others at risk. Given these conditions, we now expect to be at or below the low end of these development targets. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. Our fiscal 2009 projection of capital expenditures for new Company-owned bakery-cafes reflects our 2008 decision to reduce our bakery-cafe growth in an effort to focus on our return on invested capital. Our strategy to improve return on invested capital includes raising our sales hurdles for new bakery-cafes to adjust to the contraction in margins we have experienced. We expect to do this by focusing our real estate decision-making process to only build bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals and bakery-cafes that reach mature returns in a shorter amount of time. As margins improve and the rate of our return on invested capital improves, we will once again consider expanding development as appropriate.
We used $0.9 million of cash flows for acquisitions in the thirteen weeks ended March 25, 2008. In the thirteen weeks ended March 25, 2008, we made required payments of the remaining acquisition purchase price of $0.7 million, including accrued interest, for our two acquisitions completed in the first quarter of fiscal 2007 and we paid additional purchase price of approximately $0.2 million related to the settlement of certain purchase price adjustments for the fiscal first quarter 2007 Paradise acquisition. On April 27, 2009, we exercised our call option to purchase the remaining 49 percent of the outstanding stock of Paradise, at a transaction value of approximately $22.0 million, subject to certain adjustments, which will be calculated at closing. The deal is expected to close during the second quarter of fiscal 2009. The transaction will be accounted for as an equity transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in our ownership interest in the subsidiary, with the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted recognized in equity attributable to Panera Bread Company, in accordance with SFAS No. 160.
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

We assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.6 million, as of March 31, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. During the thirteen weeks ended March 31, 2009, we received $1.5 million of cash redemptions at an average net asset value of $0.828 per unit, which we classified as investment maturity proceeds provided by investing activities. We recognized an offsetting $0.3 million unrealized loss and $0.3 million realized gain on the Columbia Portfolio units during the thirteen weeks ended March 31, 2009 related to the fair value measurements and redemptions received. During the thirteen weeks ended March 25, 2008, we received $8.0 million of cash redemptions at an average net asset value of $0.986 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $0.3 million during the thirteen weeks ended March 25, 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.
Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional realized and/or unrealized losses in future periods up to the aggregate amount of these investments. We have included $1.2 million of the remaining units of the Columbia Portfolio in short-term investments in our consolidated financial statements at March 31, 2009, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $1.4 million of the Columbia Portfolio units have been classified as long-term investments in our consolidated financial statements at March 31, 2009.
Financing Activities
Financing activities for the thirteen weeks ended March 31, 2009 included $3.7 million received from the exercise of employee stock options, $0.9 million received from the tax benefit from the exercise of stock options, $0.4 million received from the issuance of common stock under employee benefit plans, and $0.2 million used to repurchase our Class A common stock. Financing activities for the thirteen weeks ended March 25, 2008 included $2.1 million received from the exercise of stock options, $0.8 million received from the issuance of common stock under employee benefit plans, $0.2 million received from the tax benefit from exercise of stock options, and $48.0 million used to repurchase our Class A common stock, $15.0 million used on net repayments under our credit facility, and $1.1 million used for debt issuance costs.
Of the $48.0 million used to repurchase our Class A common stock, $47.9 million worth of our Class A common stock was repurchased pursuant to a share repurchase program approved by our Board of Directors. We also repurchased Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which we refer to as the Plans, as payment of applicable tax withholding on the vesting of restricted stock. During the thirteen weeks ended March 31, 2009, we repurchased a total of 4,218 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $55.10 per share for an aggregate purchase price of $0.2 million pursuant to the terms of the Plans and the applicable award agreements. During the thirteen weeks ended March 25, 2008, we repurchased a total of 3,238 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $37.25 per share for an aggregate purchase price of $0.1 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs.

On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to a request by us under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of March 31, 2009, we had no loan outstanding under the Amended and Restated Credit Agreement. See Note 9 to the consolidated financial statements for further information with respect to the credit facility.
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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 30, 2008.
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal 2009 of approximately $75 million, which consists of the following: $40 million related to the opening of 32 to 36 new Company-owned bakery-cafes and the costs incurred on early 2010 openings; $25 million related to the remodeling of existing bakery-cafes; and $10 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. The current state of the commercial real estate industry has already disrupted several planned openings for fiscal 2009 and placed others at risk. Given these conditions, we now expect to be at or below the low end of these development targets. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. We expect to fund these expenditures principally through internally generated cash flow and available borrowings under our existing credit facility.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks and administrative offices; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts and or for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

Off-Balance Sheet Arrangement — We account for certain guarantees in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. We have guaranteed operating leases of 20 franchisee locations and 11 locations of our former Au Bon Pain division, or its franchisees. Also, our 51 percent owned subsidiary, Paradise, has guaranteed nine operating leases on behalf of its franchisees. These leases have terms expiring on various dates from May 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $33.9 million as of March 31, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of FIN No. 45 because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantee was issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
In order to facilitate our opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., referred to as Millennium, as borrower, and certain of its present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Advances under the credit agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from Millennium’s shareholders in relation to the amount of advances requested by Millennium under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. As of March 31, 2009, there were no outstanding advances under the Credit Agreement. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement. This advance was applied against the outstanding receivable as previously described in Note 6 to the consolidated financial statements. We expect settlement of the remaining receivable during fiscal year 2009.
Under the February 1, 2007 agreement to purchase 51 percent of the outstanding stock of Paradise, we have the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximates fair value. On April 27, 2009, we exercised our right to purchase the remaining 49 percent of the outstanding stock of Paradise as is further described in Note 10 to the consolidated financial statements.
Recent Accounting Pronouncement
In April 2009, the FASB issued three related Staff Positions, referred to as FSP: (i) FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP SFAS No. 107-1 and Accounting Principals Board Opinion, referred to as APB, No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, Fair Value Measures, in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS No. 115-2 and FSP SFAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS No. 107-1 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are currently evaluating these Staff positions.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141R-1 amends the provisions in SFAS No. 141R, Business Combinations, for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP SFAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP SFAS No. 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2008.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe we and the other defendants have meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, plaintiffs filed an opposition to our motion to dismiss, and on December 3, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, plaintiff filed an opposition to our motion to dismiss, and on September 10, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although we believe that our policies and practices were lawful and that we have meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a settlement agreement in late fiscal 2008, which has been approved by the court.
On March 19, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Marion Taylor, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the California Labor Code for failure to pay termination compensation and failure to provide rest and meal periods. Although we believe that our policies and practices were lawful and that we have meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a settlement agreement in late fiscal 2008. The settlement amount was paid during the first quarter of fiscal 2009.
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

Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2009, we repurchased Class A common stock as follows:

			Total Number of	Approximate Dollar Value of Shares
	Total Number of		Shares Purchased as	That May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Program	Announced Program
December 31, 2008 – January 27, 2009	2	$35.51	—	$—
January 28, 2009 – March 3, 2009	242	$44.04	—	$—
March 4, 2009 – March 31, 2009	3,974	$55.78	—	$—

Total	4,218	$55.10	—	$—

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

Panera Bread Company (REGISTRANT)
Dated: May 8, 2009	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: May 8, 2009	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: May 8, 2009	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: May 8, 2009	By:	/s/ Mark D. Wooldridge
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