Form 10-Q
period 2009-06-30
PANERA BREAD CO
filed 2009-08-07
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-19253
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, 29,807,999 shares and 1,392,107 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2009	December 30, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$114,104	$74,710
Short-term investments	1,667	2,400
Trade accounts receivable, net	16,977	15,198
Other accounts receivable	5,934	9,944
Inventories	11,388	11,959
Prepaid expenses	17,049	14,265
Deferred income taxes	11,499	9,937

Total current assets	178,618	138,413
Property and equipment, net	407,480	417,006
Other assets:
Goodwill	87,334	87,334
Other intangible assets, net	19,833	20,475
Long-term investments	615	1,726
Deposits and other	9,779	8,963

Total other assets	117,561	118,498

Total assets	$703,659	$673,917

LIABILITIES
Current liabilities:
Accounts payable	$2,816	$4,036
Accrued expenses	106,518	109,978

Total current liabilities	109,334	114,014
Deferred rent	40,982	39,780
Other long-term liabilities	20,739	21,437

Total liabilities	171,055	175,231
Commitments and contingencies (Note 7)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 29,899,487 issued and 29,757,454 outstanding in 2009; and 29,557,849 issued and 29,421,877 outstanding in 2008	3	3
Class B, 10,000,000 shares authorized; 1,392,242 issued and outstanding in 2009 and 1,398,242 in 2008	—	—
Treasury stock, carried at cost; 142,033 shares in 2009 and 135,972 shares in 2008	(2,537)	(2,204)
Additional paid-in capital	151,324	151,358
Accumulated other comprehensive loss	(46)	(394)
Retained earnings	383,860	346,399

Total Panera Bread Company stockholders’ equity	532,604	495,162
Noncontrolling interest	—	3,524

Total equity	532,604	498,686

Total liabilities and equity	$703,659	$673,917

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Revenues:
Bakery-cafe sales	$281,644	$274,396	$554,526	$534,842
Franchise royalties and fees	19,157	18,103	37,784	35,539
Fresh dough sales to franchisees	29,993	28,369	59,193	55,466

Total revenues	330,794	320,868	651,503	625,847
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	84,059	83,011	165,050	162,339
Labor	90,669	85,456	180,210	170,204
Occupancy	24,086	22,176	47,358	43,584
Other operating expenses	38,677	36,833	74,857	70,164

Total bakery-cafe expenses	237,491	227,476	467,475	446,291
Fresh dough cost of sales to franchisees	24,992	27,471	49,771	53,401
Depreciation and amortization	16,579	16,235	32,998	32,374
General and administrative expenses	18,445	21,638	38,846	43,457
Pre-opening expenses	405	879	745	2,006

Total costs and expenses	297,912	293,699	589,835	577,529

Operating profit	32,882	27,169	61,668	48,318
Interest expense	209	144	375	1,173
Other (income) expense, net	160	492	(158)	347

Income before income taxes	32,513	26,533	61,451	46,798
Income taxes	12,278	10,311	23,189	17,775

Net income	20,235	16,222	38,262	29,023
Less: net income attributable to noncontrolling interest	206	516	801	877

Net income attributable to Panera Bread Company	$20,029	$15,706	$37,461	$28,146

Earnings per common share attributable to Panera Bread Company:
Basic	$0.65	$0.52	$1.23	$0.94

Diluted	$0.65	$0.52	$1.21	$0.93

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,595	29,970	30,491	29,930

Diluted	30,959	30,338	30,849	30,240

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 30, 2009	June 24, 2008
Cash flows from operating activities:
Net income	$38,262	$29,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,998	32,374
Stock-based compensation expense	4,287	3,646
Tax benefit from exercise of stock options	(2,520)	(1,656)
Deferred income taxes	(2,235)	(3,299)
Other	1,555	1,022
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	2,022	14,458
Inventories	571	107
Prepaid expenses	(2,784)	(3,904)
Accounts payable	(1,220)	1,087
Accrued expenses	(4,462)	(3,657)
Deferred rent	1,202	2,686
Other long-term liabilities	(839)	5,391

Net cash provided by operating activities	66,837	77,278

Cash flows from investing activities:
Additions to property and equipment	(22,645)	(35,372)
Acquisitions, net of cash acquired	—	(2,694)
Investment maturities proceeds	2,011	8,807
Decrease (increase) in deposits and other	(882)	(495)

Net cash used in investing activities	(21,516)	(29,754)

Cash flows from financing activities:
Repurchase of common stock	(333)	(48,054)
Net payments under credit facility	—	(57,000)
Exercise of employee stock options	11,148	9,782
Tax benefit from exercise of stock options	2,520	1,656
Proceeds from issuance of common stock under employee benefit plans	802	1,120
Purchase of noncontrolling interest	(20,064)	—
Capitalized debt issuance costs	—	(1,153)

Net cash used in financing activities	(5,927)	(93,649)

Net increase (decrease) in cash and cash equivalents	39,394	(46,125)
Cash and cash equivalents at beginning of period	74,710	68,242

Cash and cash equivalents at end of period	$114,104	$22,117

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 30, 2008. These consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008 and filed with the SEC on February 27, 2009.
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
Note 2. Noncontrolling Interest
Adoption of SFAS No. 160
Effective December 31, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 changed the accounting and reporting for minority interests, which are to be recorded initially at fair market value and reported as noncontrolling interests as a component of equity, separate from the parent company’s equity. Purchases or sales of noncontrolling interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is to be included in consolidated net income in the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has applied the presentation and disclosure requirements of SFAS No. 160 retrospectively.
Purchase of Noncontrolling Interest
On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc. (“Paradise”), then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary, for a purchase price of $21.1 million plus $0.5 million in acquisition costs. As a result, Paradise became a majority-owned consolidated subsidiary of the Company, with its operating results included in the Company’s Consolidated Statements of Operations and the 49 percent portion of equity attributable to Paradise presented as minority interest, and subsequently as noncontrolling interest in accordance with SFAS No. 160, in the Company’s Consolidated Balance Sheets. In connection with this transaction, the Company received the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximated fair value. In addition, the related agreement provided that if the Company did not exercise its right to purchase the remaining 49 percent of the outstanding stock of Paradise by June 30, 2009, the remaining Paradise owners had the right to purchase the Company’s 51 percent interest in Paradise thereafter for $21.1 million.
On April 27, 2009, the Company entered into Amendment Nos. 1 and 2 to the Stockholders’ Agreement of Paradise Bakery & Café, Inc. These amendments revised certain terms of the agreement which governed the February 2007 transaction between Paradise and the Company, including the previously determined price to purchase the remaining 49 percent of the outstanding stock of Paradise. The revised terms of the agreement related to the price to purchase the remaining 49 percent of the outstanding stock still approximated fair value.
On June 2, 2009, the Company exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million and $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to the Company by the shareholders of the remaining 49 percent of Paradise. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, with remaining amounts reverting to the shareholders of the remaining 49 percent of Paradise. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company, in accordance with SFAS No. 160.

The following table illustrates the changes in equity for the twenty-six weeks ended June 30, 2009 and June 24, 2008, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Loss	Interest
Balance, December 25, 2007	$448,179	$—	$3	$—	$(1,188)	$168,386	$278,963	$—	$2,015

Comprehensive income:
Net income	29,023	29,023	—	—	—	—	28,146	—	877
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Total other comprehensive income	—	—

Comprehensive income	29,023	$29,023

Issuance of common stock	1,120		—	—	—	1,120	—	—	—
Exercise of employee stock options	9,782		—	—	—	9,782	—	—	—
Stock-based compensation expense	3,646		—	—	—	3,646	—	—	—
Repurchase of common stock	(48,054)		—	—	(176)	(47,878)	—	—	—
Tax benefit from exercise of stock options	1,656		—	—	—	1,656	—	—	—
Windfall pool adjustment on stock-based compensation	(3,297)		—	—	—	(3,297)	—	—	—

Balance, June 24, 2008	$442,055		$3	$—	$(1,364)	$133,415	$307,109	$—	$2,892

Balance, December 30, 2008	$498,686	$—	$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	38,262	38,262	—	—	—	—	37,461	—	801
Other comprehensive income:
Foreign currency translation adjustment	348	348	—	—	—	—	—	348	—

Total other comprehensive income	348	348

Comprehensive income	38,610	$38,610

Purchase of noncontrolling interest	(23,116)		—	—	—	(18,791)	—	—	(4,325)
Issuance of common stock	802		—	—	—	802	—	—	—
Exercise of employee stock options	11,148		—	—	—	11,148	—	—	—
Stock-based compensation expense	4,287		—	—	—	4,287	—	—	—
Repurchase of common stock	(333)		—	—	(333)	—	—	—	—
Tax benefit from exercise of stock options	2,520		—	—	—	2,520	—	—	—

Balance, June 30, 2009	$532,604		$3	$—	$(2,537)	$151,324	$383,860	$(46)	$—

The following table illustrates the effect on the Company’s equity of its purchase of the remaining 49 percent of outstanding stock of Paradise on June 2, 2009 (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008

Net income attributable to the Company	$20,029	$15,706	$37,461	$28,146
Decrease in equity for purchase of noncontrolling interest	(18,791)	—	(18,791)	—

Change from net income attributable to the Company and the purchase of noncontrolling interest	$1,238	$15,706	$18,670	$28,146

Note 3. Fair Value Measurements
Effective December 26, 2007, the Company adopted SFAS No. 157, Fair Value Measures, for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The Company also adopted the related FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, effective December 30, 2008, for nonfinancial assets and liabilities on a nonrecurring basis, the adoption of which had no impact on the Company in the twenty-six weeks ended June 30, 2009. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
SFAS No. 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1 —	Quoted market prices in active markets for identical assets or liabilities.

Level 2 —	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 —	Unobservable inputs that are not corroborated by market data.
The Company’s $16.7 million and $76.6 million in cash equivalents at June 30, 2009 and December 30, 2008, respectively, were recorded at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At June 30, 2009 and December 30, 2008, the Company’s short-term and long-term investments were recorded at fair value in the Consolidated Balance Sheets and consisted of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), an enhanced cash fund previously sold as an alternative to traditional money-market funds. The Columbia Portfolio includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed, with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007.
As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through the review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.3 million, as of June 30, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Beginning balance	$2,622	$14,898	$4,126	$23,198
Net realized and unrealized gains/(losses)(1)	167	(553)	167	(708)
Redemptions	(507)	(801)	(2,011)	(8,946)

Ending balance	$2,282	$13,544	$2,282	$13,544

(1)
Includes $0.2 million of realized gains on redemptions received in the thirteen weeks ended June 30, 2009; $0.6 million of unrealized losses in the thirteen weeks ended June 24, 2008 attributable to the change in fair value of units held as of June 24, 2008; $0.5 million of realized gains on redemptions received, offset by $0.3 million of unrealized losses, in the twenty-six weeks ended June 30, 2009 attributable to the change in fair value of Columbia Portfolio units held as of June 30, 2009; and $0.8 million of unrealized losses attributable to the change in fair value of units held as of June 24, 2008, partially offset by $0.1 million of realized gains on redemptions received in the twenty-six weeks ended June 24, 2008.

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. Between June 30, 2009 and August 7, 2009, the Company received an additional $0.7 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.876. The Company included $1.7 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at June 30, 2009, as the Company reasonably believes this amount of cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $0.6 million of the fair value of the Company’s Columbia Portfolio units have been classified as long-term investments in the Consolidated Balance Sheets at June 30, 2009.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2009	December 30, 2008
Food:
Fresh dough facilities:
Raw materials	$2,757	$3,040
Finished goods	396	319
Bakery-cafes:
Raw materials	6,373	6,533
Paper goods	1,853	2,021
Retail merchandise	9	46

	$11,388	$11,959

Note 5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 30, 2008
Unredeemed gift cards	$25,607	$33,042
Compensation and related employment taxes	21,867	22,508
Insurance	15,604	12,482
Capital expenditures	7,181	6,448
Taxes, other than income tax	6,069	4,898
Fresh dough operations	5,019	5,191
Rent	4,702	4,567
Advertising	3,883	3,698
Deferred revenue	3,781	2,024
Utilities	2,725	3,258
Income taxes payable	—	1,259
Other	10,080	10,603

	$106,518	$109,978

Note 6. Credit Facility
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
As of June 30, 2009, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for the thirteen weeks ended June 30, 2009 and accrued interest at June 30, 2009 related to the commitment fees was inconsequential. As of June 30, 2009, the Company was in compliance with all covenants in the Amended and Restated Credit Agreement.
Note 7. Commitments and Contingencies
Lease Obligations
The Company accounts for certain guarantees in accordance with FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. As of June 30, 2009, the Company guaranteed operating leases of 29 franchisee locations and seven locations of its former Au Bon Pain division, or its franchisees. These leases have terms expiring on various dates from October 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $34.6 million as of June 30, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of FIN No. 45 because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.

During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company had determined not to develop. During the thirteen weeks ended June 30, 2009, the Company decreased the reserve by $0.2 million primarily due to its subsequent determination to move forward with the development of one of the sites. During the twenty-six weeks ended June 30, 2009, the Company decreased the reserve by $0.3 million due to the aforementioned site development and the settlement of one lease. No other significant changes were made to the accrual during the thirteen or twenty-six weeks ended June 30, 2009. As of June 30, 2009 and December 30, 2008, the Company had $0.6 million and $0.9 million accrued in its Consolidated Balance Sheets relating to the reserve for termination of these specific leases.
Related Party Credit Agreement
In order to facilitate the Company’s opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement (the “Credit Agreement”) with Millennium Bread Inc., as borrower (“Millennium”), and certain of Millennium’s present and future subsidiaries (the “Franchisee Guarantors”), which have entered into franchise agreements with Panera Bread ULC, to operate three Panera Bread bakery-cafes in Canada. Advances under the Credit Agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the amount of advances it requested under the Credit Agreement. The borrowings under the Credit Agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with the Company’s current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium will pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which includes any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes; however, no overhead expenses of Panera Bread ULC shall be included in total cost. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the bakery-cafes in Canada to Millennium, which subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. The Company expects settlement of the remaining Cdn. $0.2 million receivable during fiscal 2009. Both the Cdn. $3.5 million note receivable from Millennium and the remaining Cdn. $0.2 million development receivable are included in other accounts receivable in the Consolidated Balance Sheets as of June 30, 2009.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes it and the other defendants have meritorious defenses to each of the claims in the lawsuit and the Company is prepared to vigorously defend the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, the plaintiffs filed an opposition to the Company’s motion to dismiss, and on December 3, 2008, the Company filed a reply memorandum in support of its motion to dismiss. On June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company believes it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, the plaintiff filed an opposition to the Company’s motion to dismiss, and on September 10, 2008, the Company filed a reply memorandum in support of its motion to dismiss. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Pati Johns, a former employee of the Company, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although the Company believes that its policies and practices were lawful and that it had meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a settlement agreement in late fiscal 2008, which has been approved by the court. As a result, the Company accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which it paid during the thirteen weeks ended June 30, 2009.
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
Note 8. Business Segment Information
The Company operates three business segments. Its Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned directly and indirectly by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread®, Saint Louis Bread Co.® or Paradise Bakery & Café® names. These bakery-cafes offer some or all of the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as catering.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread or Paradise Bakery & Café names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Paradise Bakery & Café names.
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

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Revenues:
Company bakery-cafe operations	$281,644	$274,396	$554,526	$534,842
Franchise operations	19,157	18,103	37,784	35,539
Fresh dough operations	106,301	51,552	159,166	100,823
Intercompany sales eliminations	(76,308)	(23,183)	(99,973)	(45,357)

Total revenues	$330,794	$320,868	$651,503	$625,847

Segment profit:
Company bakery-cafe operations	$44,153	$46,920	$87,051	$88,551
Franchise operations	15,599	15,951	32,503	31,290
Fresh dough operations	5,001	898	9,422	2,065

Total segment profit	$64,753	$63,769	$128,976	$121,906

Depreciation and amortization	$16,579	$16,235	$32,998	$32,374
Unallocated general and administrative expenses	14,887	19,486	33,565	39,208
Pre-opening expenses	405	879	745	2,006
Interest expense	209	144	375	1,173
Other (income) expense, net	160	492	(158)	347

Income before income taxes	$32,513	$26,533	$61,451	$46,798

Depreciation and amortization:
Company bakery-cafe operations	$13,749	$13,234	$27,318	$26,249
Fresh dough operations	1,916	1,975	3,855	3,966
Corporate administration	914	1,026	1,825	2,159

Total depreciation and amortization	$16,579	$16,235	$32,998	$32,374

Capital expenditures:
Company bakery-cafe operations	$12,413	$14,918	$19,468	$33,334
Fresh dough operations	1,019	387	1,635	838
Corporate administration	1,110	647	1,542	1,200

Total capital expenditures	$14,542	$15,952	$22,645	$35,372

	June 30, 2009	December 30, 2008
Segment assets:
Company bakery-cafe operations	$495,487	$503,928
Franchise operations	4,801	5,951
Fresh dough operations	49,183	50,699

Total segment assets	$549,471	$560,578

Unallocated trade and other accounts receivable	2,460	2,435
Unallocated property and equipment	14,609	13,673
Unallocated deposits and other	5,213	5,109
Other unallocated assets	131,906	92,122

Total assets	$703,659	$673,917

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$20,029	$15,706	$37,461	$28,146

Weighted average number of shares outstanding — basic	30,595	29,970	30,491	29,930
Effect of dilutive securities:
Employee stock options	226	256	231	187
Employee restricted stock	138	85	127	60
Employee performance awards	—	27	—	63

Weighted average number of shares outstanding — diluted	30,959	30,338	30,849	30,240

Earnings per common share attributable to Panera Bread Company:
Basic	$0.65	$0.52	$1.23	$0.94

Diluted	$0.65	$0.52	$1.21	$0.93

For the thirteen and twenty-six weeks ended June 30, 2009, options and restricted stock for 0.3 million shares and 0.5 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive. For the thirteen and twenty-six weeks ended June 24, 2008, options and restricted stock for 0.4 million shares and 0.6 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
Note 10. Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for the second fiscal quarter of 2009 for the Company and did not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company performed an evaluation of subsequent events through August 7, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 was issued to improve the relevance, transparency, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 specifically addresses: (1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date described below, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.
SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and specifically addresses: (1) the effects on certain provisions of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures required therein do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.
Both SFAS No. 166 and SFAS No. 167 are effective for all annual and interim reports commencing at the start of the Company’s 2010 fiscal year with early application prohibited. Management does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature and is effective for the Company’s interim and annual periods ending after September 15, 2009. Management does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe,” “positioned,” “estimate,” “project,” “target,” “continue,” “intend,” “expect,” “future,” “anticipates,” and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the U.S. Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “our” in the following discussion.
Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of fresh dough products and sales of tuna and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales to franchisees relates primarily to the sale of fresh dough products and tuna and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that have been in operation and franchise-operated for at least 18 months. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes that have been owned and in operation for at least 18 months, respectively. Comparable bakery-cafe sales exclude closed locations and our Paradise Bakery & Café, or Paradise, locations.
Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees also contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
We also include in this report information on Company-owned, franchise-operated and system-wide average weekly sales. Average weekly sales are calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and Paradise and are based on sales for bakery-cafes that have been in operation and owned for at least 18 months. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.

Executive Summary of Results
For the thirteen weeks ended June 30, 2009, we earned $0.65 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales decline of 0.4 percent compared to the thirteen weeks ended June 24, 2008 (decline of 0.7 percent for Company-owned bakery-cafes and decline of 0.2 percent for franchise-operated bakery-cafes); system-wide average weekly sales decreased 1.1 percent to $39,283 ($38,492 for Company-owned bakery-cafes and $39,859 for franchise-operated bakery-cafes); 14 new bakery-cafes opened system-wide, including four Company-owned bakery-cafes and ten franchise-operated bakery-cafes; and four bakery-cafes closed system-wide, including two Company-owned bakery-cafes and two franchise-operated bakery-cafes. Our results for the thirteen weeks ended June 30, 2009 of $0.65 per diluted share were negatively impacted by the unfavorable year-over-year shift in the Easter holiday from March 2008 to April 2009 and also included a $0.02 per diluted share charge to increase reserves for certain state sales tax audit exposures and a $0.02 per diluted share charge for the write-off of smallwares related to the rollout of new china.
For the thirteen weeks ended June 24, 2008, we earned $0.52 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 5.5 percent compared to the thirteen weeks ended June 26, 2007 (6.5 percent for Company-owned bakery-cafes and 4.8 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 3.8 percent to $39,717 ($38,734 for Company-owned bakery-cafes and $40,464 for franchise-operated bakery-cafes); and 19 new bakery-cafes opened system-wide, including six Company-owned and 13 franchise-operated, and one Company-owned bakery-cafe closed. The second quarter fiscal 2008 results of $0.52 per diluted share also included a $0.02 per diluted share impact of an unfavorable tax adjustment and a $0.01 per diluted share impact from the further write-down of our investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio.
For the twenty-six weeks ended June 30, 2009, we earned $1.21 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 0.1 percent compared to the twenty-six weeks ended June 24, 2008 (decline of 0.2 percent for Company-owned bakery-cafes and growth of 0.4 percent for franchise-operated bakery-cafes); system-wide average weekly sales decreased 0.6 percent to $38,855 ($37,936 for Company-owned bakery-cafes and $39,527 for franchise-operated bakery-cafes); 28 new bakery-cafes opened system-wide, including eight Company-owned bakery-cafes and 20 franchise-operated bakery-cafes; and eight bakery-cafes closed system-wide, including four Company-owned bakery-cafes and four franchise-operated bakery-cafes. Our results for the twenty-six weeks ended June 30, 2009 of $1.21 per diluted share were negatively impacted by the unfavorable year-over-year shift in the Easter holiday from March 2008 to April 2009 and also included a $0.02 per diluted share charge to increase reserves for certain state sales tax audit exposures and a $0.02 per diluted share charge for the write-off of smallwares related to the rollout of new china.
For the twenty-six weeks ended June 24, 2008, we earned $0.93 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 3.9 percent compared to the twenty-six weeks ended June 26, 2007 (5.0 percent for Company-owned bakery-cafes and 3.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 2.1 percent to $39,107 ($38,062 for Company-owned bakery-cafes and $39,903 for franchise-operated bakery-cafes); 46 new bakery-cafes opened system-wide, including 20 Company-owned bakery-cafes and 26 franchise-operated bakery-cafes; and six bakery-cafes closed system-wide, including four Company-owned bakery-cafes and two franchise-operated bakery-cafes. In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we recorded a charge of $2.8 million, or $0.07 per diluted share, for the twenty-six weeks ended June 24, 2008, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the twenty-six weeks ended June 24, 2008 also included an aggregate $0.03 per diluted share impact from the aforementioned second quarter unfavorable tax adjustment and investment write-down.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Revenues:
Bakery-cafe sales	85.1%	85.5%	85.1%	85.5%
Franchise royalties and fees	5.8	5.6	5.8	5.7
Fresh dough sales to franchisees	9.1	8.8	9.1	8.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.8%	30.3%	29.8%	30.4%
Labor	32.2	31.1	32.5	31.8
Occupancy	8.6	8.1	8.5	8.1
Other operating expenses	13.7	13.4	13.5	13.1

Total bakery-cafe expenses	84.3	82.9	84.3	83.4
Fresh dough cost of sales to franchisees (2)	83.3	96.8	84.1	96.3
Depreciation and amortization	5.0	5.1	5.1	5.2
General and administrative expenses	5.6	6.7	6.0	6.9
Pre-opening expenses	0.1	0.3	0.1	0.3

Total costs and expenses	90.1	91.5	90.5	92.3

Operating profit	9.9	8.5	9.5	7.7
Interest expense	0.1	—	0.1	0.2
Other (income) expense, net	—	0.2	—	0.1

Income before income taxes	9.8	8.3	9.4	7.4
Income taxes	3.7	3.2	3.6	2.8

Net income	6.1	5.1	5.8	4.6
Less: net income attributable to noncontrolling interest	0.1	0.2	0.1	0.1

Net income attributable to Panera Bread Company	6.0%	4.9%	5.7%	4.5%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.
The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Number of bakery-cafes:
Company-owned:
Beginning of period	564	543	562	532
Bakery-cafes opened	4	6	8	20
Bakery-cafes closed	(2)	(1)	(4)	(4)

End of period	566	548	566	548

Franchise-operated:
Beginning of period	771	709	763	698
Bakery-cafes opened	10	13	20	26
Bakery-cafes closed	(2)	—	(4)	(2)

End of period	779	722	779	722

System-wide:
Beginning of period	1,335	1,252	1,325	1,230
Bakery-cafes opened	14	19	28	46
Bakery-cafes closed	(4)	(1)	(8)	(6)

End of period	1,345	1,270	1,345	1,270

Comparable bakery-cafe sales results for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Company-owned	(0.7%)	6.5%	(0.2%)	5.0%
Franchise-operated	(0.2%)	4.8%	0.4%	3.3%
System-wide	(0.4%)	5.5%	0.1%	3.9%
Results of Operations
Revenues
Total revenues for the thirteen weeks ended June 30, 2009 increased 3.1 percent to $330.8 million compared to $320.9 million for the thirteen weeks ended June 24, 2008. The growth in total revenues for the thirteen weeks ended June 30, 2009 compared to the same period in 2008 was primarily due to the opening of 84 new bakery-cafes system-wide since June 24, 2008, partially offset by the 0.4 percent decrease in system-wide comparable bakery-cafe sales for the thirteen weeks ended June 30, 2009. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
System-wide average weekly sales	$39,283	$39,717	-1.1%
Total revenues for the twenty-six weeks ended June 30, 2009 increased 4.1 percent to $651.5 million compared to $625.8 million for the twenty-six weeks ended June 24, 2008. The growth in total revenues for the twenty-six weeks ended June 30, 2009 compared to the same period in 2008 was primarily due to the opening of 84 new bakery-cafes system-wide since June 24, 2008, and, to a lesser extent, the 0.1 percent increase in system-wide comparable bakery-cafe sales for the twenty-six weeks ended June 30, 2009. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
System-wide average weekly sales	$38,855	$39,107	-0.6%
Bakery-cafe sales for the thirteen weeks ended June 30, 2009 increased 2.6 percent to $281.6 million compared to $274.4 million for the thirteen weeks ended June 24, 2008. The increase in bakery-cafe sales for the thirteen weeks ended June 30, 2009 compared to the same period in 2008 was primarily due to the opening of 23 new Company-owned bakery-cafes since June 24, 2008, partially offset by the 0.7 percent decrease in comparable Company-owned bakery-cafe sales for the thirteen weeks ended June 30, 2009. This 0.7 percent decrease in comparable bakery-cafe sales was driven by approximately 1.4 percent of transaction decline and the negative impact from the year-over-year shift of the Easter holiday from March 2008 to April 2009, partially offset by 0.7 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 3.0 percent and negative mix impact of 2.3 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues decreased by 0.4 percentage points to 85.1 percent for the thirteen weeks ended June 30, 2009 as compared to 85.5 percent for the same period in 2008. In addition, the decrease in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended June 30, 2009 compared to the same period in 2008 was due to a decrease in transactions, coupled with negative mix impact on average check growth, partially offset by price increases and the benefit from our 2008 strategy to focus on our return on invested capital, including raising our sales hurdles for new bakery-cafes and focusing our real estate decision-making process on only building bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals.

The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
Company-owned average weekly sales	$38,492	$38,734	-0.6%
Company-owned number of operating weeks	7,317	7,084	3.3%
Bakery-cafe sales for the twenty-six weeks ended June 30, 2009 increased 3.7 percent to $554.5 million compared to $534.8 million for the twenty-six weeks ended June 24, 2008. The increase in bakery-cafe sales for the twenty-six weeks ended June 30, 2009 compared to the same period in 2008 was primarily due to the opening of 23 new Company-owned bakery-cafes since June 24, 2008, partially offset by the 0.2 percent decline in comparable Company-owned bakery-cafe sales for the twenty-six weeks ended June 30, 2009. This 0.2 percent decline in comparable bakery-cafe sales was driven by approximately 1.5 percent of transaction decline and the negative impact from the year-over-year shift of the Easter holiday from March 2008 to April 2009, partially offset by 1.3 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 3.5 percent and negative mix impact of 2.2 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues decreased by 0.4 percentage points to 85.1 percent for the twenty-six weeks ended June 30, 2009 as compared to 85.5 percent for the same period in 2008. In addition, the decrease in average weekly sales for Company-owned bakery-cafes for the twenty-six weeks ended June 30, 2009 compared to the same period in 2008 was due to a decrease in transactions, coupled with negative mix impact on average check growth, partially offset by price increases and the benefit from our 2008 strategy to focus on our return on invested capital, including raising our sales hurdles for new bakery-cafes and focusing our real estate decision-making process on only building bakery-cafes that can deliver a 50 percent or greater probability against our revised return on investment goals. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
Company-owned average weekly sales	$37,936	$38,062	-0.3%
Company-owned number of operating weeks	14,617	14,052	4.0%
Franchise royalties and fees for the thirteen weeks ended June 30, 2009 increased 6.1 percent to $19.2 million compared to $18.1 million for the thirteen weeks ended June 24, 2008. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	June 30, 2009	June 24, 2008
Franchise royalties	$18,856	$17,749
Franchise fees	301	354

Total	$19,157	$18,103

The increase in franchise royalty revenues for the thirteen weeks ended June 30, 2009 compared to the same period in 2008 can be attributed to the opening of 61 franchise-operated bakery-cafes since June 24, 2008, partially offset by 0.2 percent decrease in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended June 30, 2009. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
Franchise-operated average weekly sales	$39,859	$40,464	-1.5%
Franchise-operated number of operating weeks	10,070	9,319	8.1%
Franchise royalties and fees for the twenty-six weeks ended June 30, 2009 increased 6.5 percent to $37.8 million compared to $35.5 million for the twenty-six weeks ended June 24, 2008. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 26 Weeks Ended
	June 30, 2009	June 24, 2008
Franchise royalties	$37,176	$34,649
Franchise fees	608	890

Total	$37,784	$35,539

The increase in franchise royalty and fee revenues for the twenty-six weeks ended June 30, 2009 compared to the same period in 2008 can be attributed to the opening of 61 franchise-operated bakery-cafes since June 24, 2008, and to a lesser extent, 0.4 percent increase in comparable franchise-operated bakery-cafe sales for the twenty-six weeks ended June 30, 2009. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 30, 2009	June 24, 2008	Change
Franchise-operated average weekly sales	$39,527	$39,903	-0.9%
Franchise-operated number of operating weeks	20,001	18,454	8.4%
As of June 30, 2009, there were 779 franchise-operated bakery-cafes open and commitments to open 242 additional franchise-operated bakery-cafes. The timetables for opening these additional bakery-cafes are established in the Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. In fiscal 2009, we expect our franchisees to open approximately 40 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
Fresh dough sales to franchisees for the thirteen weeks ended June 30, 2009 increased 5.6 percent to $30.0 million compared to $28.4 million for the thirteen weeks ended June 24, 2008. Fresh dough sales to franchisees for the twenty-six weeks ended June 30, 2009 increased 6.7 percent to $59.2 million compared to $55.5 million for the twenty-six weeks ended June 24, 2008. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since June 24, 2008, and due to increases in our sales prices of dough products to franchisees compared to the same periods in the prior year.
Costs and Expenses
The cost of food and paper products includes the costs associated with our fresh dough operations that sell fresh dough products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough operations that sell fresh dough products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough cost of sales to franchisees in the Consolidated Statements of Operations.
The cost of food and paper products was $84.1 million, or 29.8 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009 compared to $83.0 million, or 30.3 percent of bakery-cafe sales for the comparable period in 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs including wheat and fuel; category management initiatives such as product mix management and pricing strategy; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended June 30, 2009, our previously locked-in average all-in cost of wheat was approximately $9.90 per bushel versus approximately $16.60 per bushel for the same period in 2008. For the thirteen weeks ended June 30, 2009, our average cost of fuel was $2.37 per gallon compared to an average of $4.38 per gallon for the same period in 2008. For the thirteen weeks ended June 30, 2009, there was an average of 62.1 bakery-cafes per fresh dough facility, compared to an average of 61.4 for the same period in 2008. Partially offsetting these decreases was deleverage from lower comparable bakery-cafe sales.
The cost of food and paper products was $165.1 million, or 29.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009 compared to $162.3 million, or 30.4 percent of bakery-cafe sales for the comparable period in 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs including wheat and fuel; category management initiatives such as product mix management and pricing strategy; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the twenty-six weeks ended June 30, 2009, our previously locked-in average all-in cost of wheat was approximately $10.20 per bushel versus approximately $14.70 per bushel for the same period in 2008. For the twenty-six weeks ended June 30, 2009, our average cost of fuel was $2.30 per gallon compared to an average of $4.03 per gallon for the same period in 2008. For the twenty-six weeks ended June 30, 2009, there was an average of 61.8 bakery-cafes per fresh dough facility, compared to an average of 60.9 for the same period in 2008. Partially offsetting these decreases was deleverage from lower comparable bakery-cafe sales.

Labor expense was $90.7 million, or 32.2 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009 compared to $85.5 million, or 31.1 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008. Labor expense was $180.2 million, or 32.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009 compared to $170.2 million, or 31.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008. The increase in labor expense as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 30, 2009 compared to the same periods in 2008 was primarily a result of deleverage from negative comparable bakery-cafe sales, increasing medical costs and our investment in staffing for certain sampling events.
Occupancy cost was $24.1 million, or 8.6 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009 compared to $22.2 million, or 8.1 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008. Occupancy cost was $47.4 million, or 8.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009 compared to $43.6 million, or 8.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008. The increase in occupancy cost as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 30, 2009 compared to the same periods in 2008 was primarily a result of deleverage from lower comparable bakery-cafe sales, and less significantly, due to rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the west coast, and increasing numbers of urban, free-standing and drive-thru bakery-cafe locations.
Other operating expenses were $38.7 million, or 13.7 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009 compared to $36.8 million, or 13.4 percent of bakery-cafe sales, for the thirteen weeks ended June 24, 2008. Other operating expenses were $74.9 million, or 13.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009 compared to $70.2 million, or 13.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 24, 2008. The increase in other operating expenses as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 30, 2009 compared to the same periods in 2008 was primarily a result of deleverage from negative comparable bakery-cafe sales and a charge for the write-off of smallwares of approximately $0.8 million and $1.1 million, respectively.
Fresh dough facility cost of sales to franchisees were $25.0 million, or 83.3 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 30, 2009, compared to $27.5 million, or 96.8 percent of fresh dough facility sales to franchisees, for the thirteen weeks ended June 24, 2008. Fresh dough facility cost of sales to franchisees were $49.8 million, or 84.1 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 30, 2009, compared to $53.4 million, or 96.3 percent of fresh dough facility sales to franchisees, for the twenty-six weeks ended June 24, 2008. The decrease in the fresh dough facility cost of sales as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 30, 2009 compared to the same periods in 2008 was primarily the result of the aforementioned decrease in wheat and fuel costs, as well as the year-over-year roll-in of dough pricing taken in the first half of 2008. Partially offsetting this favorability was lower sales of our fresh dough units per bakery-cafe.
General and administrative expenses were $18.4 million, or 5.6 percent of total revenues, for the thirteen weeks ended June 30, 2009 compared to $21.6 million, or 6.7 percent of total revenues, for the thirteen weeks ended June 24, 2008. General and administrative expenses were $38.8 million, or 6.0 percent of total revenues, for the twenty-six weeks ended June 30, 2009 compared to $43.5 million, or 6.9 percent of total revenues, for the twenty-six weeks ended June 24, 2008. The decrease in general and administrative expenses was primarily due to the timing of certain overhead program expenses and disciplined expense management, partially offset by a deleverage from negative comparable bakery-cafe sales. In addition, in the twenty-six weeks ended June 24, 2008, there was a charge of $2.8 million for severance, a write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans.
Interest Expense
Interest expense was $0.2 million, or 0.1 percent of total revenues, for the thirteen weeks ended June 30, 2009 compared to $0.1 million, or 0.0 percent of total revenues, for the thirteen weeks ended June 24, 2008. Interest expense was $0.4 million, or 0.1 percent of total revenues, for the twenty-six weeks ended June 30, 2009 compared to $1.2 million, or 0.2 percent of total revenues, for the twenty-six weeks ended June 24, 2008. The decrease in interest expense between the twenty-six weeks ended June 30, 2009 compared to the same period in 2008 was primarily a result of higher levels of debt outstanding during the fiscal 2008 period while there was no debt outstanding in the fiscal 2009 period.
Other Income and Expense, net
Other income and expense, net was $0.2 million of expense, or 0.0 percent of total revenues, for the thirteen weeks ended June 30, 2009 compared to $0.5 million of expense, or 0.2 percent of total revenues, for the thirteen weeks ended June 24, 2008. Other income and expense, net for the thirteen weeks ended June 30, 2009 was comprised of a $1.0 million charge for potential state sales tax audit exposure relating to previous years, partially offset by a net gain of $0.2 million related to the Columbia Portfolio, interest income, and other factors. Other income and expense, net for the thirteen weeks ended June 24, 2008 was comprised of $0.6 million of a loss attributable to the Columbia Portfolio, partially offset by interest income and other factors.

Other income and expense, net was $0.2 million of income, or 0.0 percent of total revenues, for the twenty-six weeks ended June 30, 2009 compared to $0.3 million of expense, or 0.1 percent of total revenues, for the twenty-six weeks ended June 24, 2008. Other income and expense, net for the twenty-six weeks ended June 30, 2009 was comprised of a $1.0 million charge for potential state sales tax audit exposure relating to previous years, partially offset by a net gain of $0.2 million related to the Columbia Portfolio, interest income, and other factors. Other income and expense, net for the twenty-six weeks ended June 24, 2008 was comprised of a net $0.7 million of loss attributable to the Columbia Portfolio partially offset by interest income, and other factors.
Income Taxes
The provision for income taxes was $12.3 million for the thirteen weeks ended June 30, 2009 compared to $10.3 million for the thirteen weeks ended June 24, 2008. The provision for income taxes increased to $23.2 million for the twenty-six weeks ended June 30, 2009, compared to $17.8 million for the twenty-six weeks ended June 24, 2008. The tax provision for the thirteen weeks ended June 30, 2009 and June 24, 2008 reflects a combined federal, state, and local effective tax rate of 38.0 percent and 39.6 percent, respectively. The tax provision for the twenty-six weeks ended June 30, 2009 and June 24, 2008 reflects a combined federal, state, and local effective tax rate of 38.2 percent and 38.7 percent, respectively. The decrease in the effective tax rate in the thirteen and twenty-six weeks ended June 30, 2009 was primarily a result of a charge in the fiscal 2008 periods of $0.6 million for potential exposures related to various tax audits, partially offset by the impact of certain changes in state tax laws resulting in an increase to the year-over-year effective tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $114.1 million at June 30, 2009, compared with $74.7 million at December 30, 2008. This increase was primarily a result of $66.8 million of cash generated from operations, $11.1 million received from the exercise of employee stock options, and $2.0 million received in investment maturity proceeds, partially offset by $22.6 million used for capital expenditures and $20.1 million used to purchase the remaining 49 percent of Paradise, including $0.1 million for related transactions costs, during the twenty-six weeks ended June 30, 2009. Our primary source of liquidity is cash provided by operations, although we have also borrowed under our credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $69.3 million at June 30, 2009 compared to $24.4 million at December 30, 2008. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $39.4 million and a decrease in accrued expenses of $3.5 million, an increase in prepaid expenses of $2.8 million, and an increase in trade accounts receivable of $1.8 million, among other factors, partially offset by a decrease in other accounts receivable of $4.0 million and other items. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 26 Weeks Ended
	June 30, 2009	June 24, 2008
Cash flows provided by (used in):
Operating activities	$66,837	$77,278
Investing activities	(21,516)	(29,754)
Financing activities	(5,927)	(93,649)

Net increase (decrease) in cash and cash equivalents	$39,394	$(46,125)

Operating Activities
Cash flows provided by operating activities for the twenty-six weeks ended June 30, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, an increase in deferred rent, and decreases in trade and other account receivable and inventories, partially offset by an increase in prepaid expenses and decreases in accounts payable, accrued expenses, and other long-term liabilities. Cash flows provided by operating activities for the twenty-six ended June 24, 2008 primarily resulted from net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes, a decrease in trade and other accounts receivable and increases in accounts payable, deferred rent, and other long-term liabilities, partially offset by an increase in prepaid expenses and a decrease in accrued expenses.

Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new Company-owned bakery-cafes and fresh dough facilities, improvements to existing Company-owned bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 30, 2009	June 24, 2008
New bakery-cafe and fresh dough facilities	$8,377	$25,628
Bakery-cafe and fresh dough facility improvements	8,726	8,105
Other capital needs	5,542	1,639

Total	$22,645	$35,372

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flows from operations, as well as available borrowings under our existing credit facility, will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal 2009 of approximately $60-70 million, which consists of the following: $30-35 million related to the opening of approximately 30 new Company-owned bakery-cafes and the costs incurred on early fiscal 2010 openings; $15-20 million related to the remodeling of existing bakery-cafes; and $10-15 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. Given these conditions, we now expect to be at or below the low end of these development targets. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead.
We used $2.7 million of cash flows for acquisitions in the twenty-six weeks ended June 24, 2008, net of cash acquired, for required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007. We also paid additional purchase price of approximately $0.2 million related to the settlement of certain purchase price adjustments for our first quarter 2007 Paradise acquisition. As of December 30, 2008 and June 30, 2009, we had no accrued purchase price remaining from previously completed acquisitions.
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which is an enhanced cash fund previously sold as an alternative to traditional money-market funds. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value, liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed, with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007.
As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.3 million, as of June 30, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. During the twenty-six weeks ended June 30, 2009, we received $2.0 million of cash redemptions at an average net asset value of $0.836 per unit, which we classified as investment maturity proceeds provided by investing activities. We recognized a $0.2 million realized gain on the Columbia Portfolio units during the twenty-six weeks ended June 30, 2009 related to the fair value measurements and redemptions received. During the twenty-six weeks ended June 24, 2008, we received $8.8 million of cash redemptions at an average net asset value of $0.984 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $0.7 million during the twenty-six weeks ended June 24, 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. Between June 30, 2009 and August 7, 2009, we received an additional $0.7 million of cash redemptions of Columbia Portfolio units at an average net asset value of $0.876. We have included $1.7 million of the remaining fair value of the Columbia Portfolio units in short-term investments in our Consolidated Balance Sheets at June 30, 2009, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions. The remaining $0.6 million of the fair value of our Columbia Portfolio units have been classified as long-term investments in our Consolidated Balance Sheets at June 30, 2009.
Financing Activities
Financing activities for the twenty-six weeks ended June 30, 2009 included $20.1 million used to purchase the remaining interest of Paradise and $0.3 million to repurchase our Class A common stock, partially offset by $11.1 million received from the exercise of employee stock options, $2.5 million received from the tax benefit from the exercise of stock options, and $0.8 million received from the issuance of common stock under employee benefit plans. Financing activities for the twenty-six weeks ended June 24, 2008 included $57.0 million used for net payments under our credit facility, $48.1 million used to repurchase our Class A common stock, and $1.2 million used for debt issuance costs, partially offset by $9.8 million received from the exercise of employee stock options, $1.7 million received from the tax benefit from the exercise of stock options, and $1.1 million received from the issuance of common stock under employee benefit plans.
On June 2, 2009, we exercised our right to purchase the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million and $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to us by the shareholders of the remaining 49 percent of Paradise. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by us for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, with remaining amounts reverting to the shareholders of the remaining 49 percent of Paradise. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in our ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to us, in accordance with SFAS No. 160.
We have historically repurchased shares of our Class A common stock in connection with a share repurchase program approved by our Board of Directors and from participants of our Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or the Plans, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. During the twenty-six weeks ended June 30, 2009, we repurchased 6,034 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $54.96 per share for an aggregate purchase price of $0.3 million pursuant to the terms of the Plans and the applicable award agreements. During the twenty-six weeks ended June 24, 2008, we repurchased 1,413,358 shares of Class A common stock in connection with our share repurchase program at a weighted-average price of $33.87 per share, for an aggregate purchase price of $47.9 million. Also during the twenty-six weeks ended June 24, 2008, we repurchased 4,568 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $38.62 per share, for an aggregate purchase price of $0.2 million, pursuant to the terms of the Plans and the applicable award agreements.
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of June 30, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 30, 2008.
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal 2009 of approximately $60-70 million, which consists of the following: $30-35 million related to the opening of approximately 30 new Company-owned bakery-cafes and the costs incurred on early 2010 openings; $15-20 million related to the remodeling of existing bakery-cafes; and $10-15 million related to the remodeling and expansion of fresh dough facilities, as well as other capital needs including expenditures on our concept, information technology, and infrastructure. Given these conditions, we now expect to be at or below the low end of these development targets. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. We expect to fund these expenditures principally through internally generated cash flow and available borrowings under our existing credit facility.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks and administrative offices; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and administrative offices are generally for ten years, with renewal options at most locations, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts and/or for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.
Off-Balance Sheet Arrangements
We account for certain guarantees in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. As of June 30, 2009, we guaranteed operating leases of 29 franchisee locations and seven locations of our former Au Bon Pain division, or its franchisees. These leases have terms expiring on various dates from October 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $34.6 million as of June 30, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the adoption of FIN No. 45 and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of FIN No. 45 because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.

Related Party Credit Agreement
In order to facilitate our opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., or Millennium, as borrower, and certain of Millennium’s present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Advances under the credit agreement are subject to a number of pre-conditions, including a requirement that Millennium must have first received and maintained a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the amount of advances it requested under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, will become due on September 9, 2009, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with our current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium will pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which includes any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes; however, no overhead expenses of Panera Bread ULC shall be included in total cost. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the bakery-cafes in Canada to Millennium, which subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. We expect settlement of the remaining Cdn. $0.2 million receivable during fiscal 2009. Both the Cdn. $3.5 million note receivable from Millennium and the remaining Cdn. $0.2 million development receivable are included in other accounts receivable in the Consolidated Balance Sheets as of June 30, 2009.
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for our second fiscal quarter of 2009 and did not have a material impact on our consolidated financial position, results of operations, or cash flows. We performed an evaluation of subsequent events through August 7, 2009, the date our financial statements were issued, and determined no subsequent events had occurred which would require changes to our accounting or disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 was issued to improve the relevance, transparency, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 specifically addresses: (1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date described below, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.
SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and specifically addresses: (1) the effects on certain provisions of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures required therein do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

Both SFAS No. 166 and SFAS No. 167 are effective for all annual and interim reports commencing at the start of our 2010 fiscal year with early application prohibited. We do not expect the adoption of these statements to have a material effect on our consolidated financial position, results of operations, or cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 provides for the FASB Accounting Standards Codification, or the Codification, to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature and is effective for our interim and annual periods ending after September 15, 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiffs filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe we and the other defendants have meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, the plaintiffs filed an opposition to our motion to dismiss, and on December 3, 2008, we filed a reply memorandum in support of our motion to dismiss. On June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, the plaintiff filed an opposition to our motion to dismiss, and on September 10, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although we believe that our policies and practices were lawful and that we had meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a settlement agreement in late fiscal 2008, which has been approved by the court. As a result, we accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which we paid during the thirteen weeks ended June 30, 2009.
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
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2009, we repurchased Class A common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares That
	Total Number of		Shares Purchased as	May Yet Be Purchased
	Shares Purchased	Average Price	Part of Publicly	Under the Announced
Period	(1)	Paid per Share	Announced Program	Program
April 1, 2009 – April 28, 2009	1,137	$56.56	—	$—
April 29, 2009 – June 2, 2009	538	50.30	—	—
June 3, 2009 – June 30, 2009	—	—	—	—

Total	1,675	$54.55	—	$—

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
We held our 2009 Annual Meeting of Stockholders on May 21, 2009. At the 2009 Annual Meeting, our stockholders elected the director nominees and ratified the appointment by our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2009.
Our stockholders re-elected Domenic Colasacco and W. Austin Ligon as Class II directors, each to serve until our 2012 Annual Meeting of Stockholders and until his successor is duly elected and qualified. In addition, the terms of office of the following directors continued after the 2009 Annual Meeting: Ronald M. Shaich, Larry J. Franklin, Fred K. Foulkes, and Charles J. Chapman, III.
The proposals acted upon at the 2009 Annual Meeting and the voting tabulation for each proposal are as follows:

Proposal 1.	To elect two directors to our Board of Directors, each to serve for a term ending in 2012, or until his respective successor has been duly elected and qualified.

	For	Withheld
Director Nominees:
Domenic Colasacco
Class A	27,024,198	312,203
Class B	3,938,538	—

Total	30,962,736	312,203

	For	Withheld
W. Austin Ligon
Class A	27,014,808	321,593
Class B	3,938,538	—

Total	30,953,346	321,593

Proposal 2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2009.

	For	Against	Abstain
Class A	27,158,954	124,735	52,712
Class B	3,938,538	—	—

Total	31,097,492	124,735	52,712

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (Registrant)
Dated: August 7, 2009	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 7, 2009	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: August 7, 2009	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: August 7, 2009	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director, Assistant Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.