Form 10-Q
period 2009-09-29
PANERA BREAD CO
filed 2009-11-06
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2009, 30,125,867 shares and 1,392,107 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 29, 2009	December 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,413	$74,710
Short-term investments	876	2,400
Trade accounts receivable, net	17,504	15,198
Other accounts receivable	6,814	9,944
Inventories	11,206	11,959
Prepaid expenses	26,429	14,265
Deferred income taxes	12,460	9,937

Total current assets	247,702	138,413
Property and equipment, net	407,168	417,006
Other assets:
Goodwill	87,334	87,334
Other intangible assets, net	19,512	20,475
Long-term investments	—	1,726
Deposits and other	5,905	8,963

Total other assets	112,751	118,498

Total assets	$767,621	$673,917

LIABILITIES
Current liabilities:
Accounts payable	$6,178	$4,036
Accrued expenses	124,653	109,978

Total current liabilities	130,831	114,014
Deferred rent	41,877	39,780
Other long-term liabilities	39,117	21,437

Total liabilities	211,825	175,231
Commitments and contingencies (Note 7)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value per share:
Class A, 75,000,000 shares authorized; 30,165,466 issued and 29,998,067 outstanding in 2009; and 29,557,849 issued and 29,421,877 outstanding in 2008	3	3
Class B, 10,000,000 shares authorized; 1,392,107 issued and outstanding in 2009 and 1,398,242 in 2008	—	—
Treasury stock, carried at cost; 167,399 shares in 2009 and 135,972 shares in 2008	(3,885)	(2,204)
Additional paid-in capital	156,854	151,358
Accumulated other comprehensive gain (loss)	69	(394)
Retained earnings	402,755	346,399

Total Panera Bread Company stockholders’ equity	555,796	495,162
Noncontrolling interest	—	3,524

Total equity	555,796	498,686

Total liabilities and equity	$767,621	$673,917

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Revenues:
Bakery-cafe sales	$285,871	$268,486	$840,397	$803,328
Franchise royalties and fees	19,369	18,144	57,153	53,682
Fresh dough sales to franchisees	29,778	28,565	88,971	84,031

Total revenues	335,018	315,195	986,521	941,041
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	83,715	81,556	248,765	243,895
Labor	92,682	86,639	272,892	256,843
Occupancy	24,200	22,750	71,558	66,334
Other operating expenses	39,880	36,934	114,736	107,098

Total bakery-cafe expenses	240,477	227,879	707,951	674,170
Fresh dough cost of sales to franchisees	24,812	26,982	74,582	80,382
Depreciation and amortization	16,988	16,794	49,986	49,168
General and administrative expenses	20,195	19,951	59,041	63,409
Pre-opening expenses	624	868	1,370	2,874

Total costs and expenses	303,096	292,474	892,930	870,003

Operating profit	31,922	22,721	93,591	71,038
Interest expense	163	225	537	1,398
Other (income) expense, net	1,248	461	1,090	806

Income before income taxes	30,511	22,035	91,964	68,834
Income taxes	11,617	8,156	34,807	25,931

Net income	18,894	13,879	57,157	42,903
Less: net income attributable to noncontrolling interest	—	139	801	1,016

Net income attributable to Panera Bread Company	$18,894	$13,740	$56,356	$41,887

Earnings per common share attributable to Panera Bread Company:
Basic	$0.61	$0.46	$1.84	$1.40

Diluted	$0.61	$0.45	$1.82	$1.38

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,748	30,124	30,577	29,991

Diluted	31,065	30,557	30,925	30,383

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 29, 2009	September 23, 2008
Cash flows from operating activities:
Net income	$57,157	$42,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,986	49,168
Stock-based compensation expense	6,464	5,685
Tax benefit from exercise of stock options	(3,102)	(2,957)
Deferred income taxes	17,811	(3,802)
Other	900	1,838
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	621	11,577
Inventories	753	295
Prepaid expenses	(12,442)	(6,626)
Accounts payable	2,142	1,453
Accrued expenses	13,001	(7,998)
Deferred rent	2,097	4,133
Other long-term liabilities	(27)	4,563

Net cash provided by operating activities	135,361	100,232

Cash flows from investing activities:
Additions to property and equipment	(37,678)	(50,097)
Acquisitions, net of cash acquired	—	(2,694)
Investment maturities proceeds	4,316	13,755
Decrease (increase) in deposits and other	(1,107)	176

Net cash used in investing activities	(34,469)	(38,860)

Cash flows from financing activities:
Repurchase of common stock	(1,681)	(48,878)
Net payments under credit facility	—	(75,000)
Exercise of employee stock options	14,224	15,485
Tax benefit from exercise of stock options	3,102	2,957
Proceeds from issuance of common stock under employee benefit plans	1,247	1,472
Purchase of noncontrolling interest	(20,081)	—
Capitalized debt issuance costs	—	(1,153)

Net cash used in financing activities	(3,189)	(105,117)

Net increase (decrease) in cash and cash equivalents	97,703	(43,745)
Cash and cash equivalents at beginning of period	74,710	68,242

Cash and cash equivalents at end of period	$172,413	$24,497

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 30, 2008. These consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008 and filed with the SEC on February 27, 2009.
The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results for any other interim period or for the entire year.
Adoption of the FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective this quarter, the ASC became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact the Company’s consolidated financial statements.
Subsequent Events
The Company has evaluated the period from September 30, 2009 through November 6, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. No material subsequent events were identified.
Accounting Standards Issued Not Yet Adopted
In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009. This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance. The Company expects that the adoption of this new guidance will not have a material effect on its financial position or results of operations.
In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities (“VIE”), which is effective for reporting periods beginning after November 15, 2009 and changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that the adoption of this new guidance will not have a material effect on its financial position or results of operations.
Note 2. Noncontrolling Interest
Effective December 31, 2008, the Company implemented the accounting standard for the reporting of noncontrolling interests in the Company’s consolidated financial statements and accompanying notes. This standard changed the accounting and reporting for minority interests, which are to be recorded initially at fair market value and reported as noncontrolling interests as a component of equity, separate from the parent company’s equity. Purchases or sales of noncontrolling interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is to be included in consolidated net income in the Consolidated Statements of Operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has applied these presentation and disclosure requirements retrospectively.

The following tables illustrate the changes in equity for the thirteen weeks ended September 23, 2008 and September 29, 2009, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, June 24, 2008	$442,056	$—	$3	$—	$(1,364)	$133,415	$307,110	$—	$2,892
Comprehensive income:
Net income	13,879	13,879	—	—	—	—	13,740	—	139

Comprehensive income	13,879	$13,879

Issuance of common stock	352		—	—	—	352	—	—	—
Exercise of employee stock options	5,687		—	—	—	5,687	—	—	—
Stock-based compensation expense	2,039		—	—	—	2,039	—	—	—
Repurchase of common stock	(825)		—	—	(825)	—	—	—	—
Tax benefit from exercise of stock options	1,301		—	—	—	1,301	—	—	—
Windfall pool adjustment on stock-based compensation	3,297		—	—	—	3,297	—	—	—

Balance, September 23, 2008	$467,786		$3	$—	$(2,189)	$146,091	$320,850	$—	$3,031

Balance, June 30, 2009	$532,605	$—	$3	$—	$(2,537)	$151,324	$383,861	$(46)	$—
Comprehensive income:
Net income	18,894	18,894	—	—	—	—	18,894	—	—
Other comprehensive income:
Foreign currency translation adjustment	115	115	—	—	—	—	—	115	—

Total other comprehensive income	115	115

Comprehensive income	19,009	$19,009

Purchase of noncontrolling interest	(8)		—	—	—	(8)	—	—	—
Adjustment to noncontrolling interest	(742)		—	—	—	(742)	—	—	—
Issuance of common stock	445		—	—	—	445	—	—	—
Exercise of employee stock options	3,076		—	—	—	3,076	—	—	—
Stock-based compensation expense	2,177		—	—	—	2,177	—	—	—
Repurchase of common stock	(1,348)		—	—	(1,348)	—	—	—	—
Tax benefit from exercise of stock options	582		—	—	—	582	—	—	—

Balance, September 29, 2009	$555,796		$3	$—	$(3,885)	$156,854	$402,755	$69	$—

The following tables illustrate the changes in equity for the thirty-nine weeks ended September 23, 2008 and September 29, 2009, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 25, 2007	$448,179	$—	$3	$—	$(1,188)	$168,386	$278,963	$—	$2,015
Comprehensive income:
Net income	42,903	42,903	—	—	—	—	41,887	—	1,016
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Total other comprehensive income	—	—

Comprehensive income	42,903	$42,903

Issuance of common stock	1,472		—	—	—	1,472	—	—	—
Exercise of employee stock options	15,468		—	—	—	15,468	—	—	—
Stock-based compensation expense	5,685		—	—	—	5,685	—	—	—
Repurchase of common stock	(48,878)		—	—	(1,001)	(47,877)	—	—	—
Tax benefit from exercise of stock options	2,957		—	—	—	2,957	—	—	—

Balance, September 23, 2008	$467,786		$3	$—	$(2,189)	$146,091	$320,850	$—	$3,031

Balance, December 30, 2008	$498,686	$—	$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524
Comprehensive income:
Net income	57,157	57,157	—	—	—	—	56,356	—	801
Other comprehensive income:
Foreign currency translation adjustment	463	463	—	—	—	—	—	463	—

Total other comprehensive income	463	463

Comprehensive income	57,620	$57,620

Purchase of noncontrolling interest	(23,124)		—	—	—	(18,799)	—	—	(4,325)
Adjustment to noncontrolling interest	(742)		—	—	—	(742)	—	—	—
Issuance of common stock	1,247		—	—	—	1,247	—	—	—
Exercise of employee stock options	14,224		—	—	—	14,224	—	—	—
Stock-based compensation expense	6,464		—	—	—	6,464	—	—	—
Repurchase of common stock	(1,681)		—	—	(1,681)	—	—	—	—
Tax benefit from exercise of stock options	3,102		—	—	—	3,102	—	—	—

Balance, September 29, 2009	$555,796		$3	$—	$(3,885)	$156,854	$402,755	$69	$—

During the thirteen weeks ended September 29, 2009, the Company recorded an adjustment of $0.7 million to noncontrolling interest to properly reflect deferred taxes prior to the purchase of the remaining 49 percent of Paradise Bakery & Café, Inc. (“Paradise”). This adjustment was recorded to additional paid-in capital as a result of the June 2, 2009 purchase of the remainder of Paradise.
Purchase of Noncontrolling Interest
On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary, for a purchase price of $21.1 million plus $0.5 million in acquisition costs. As a result, Paradise became a majority-owned consolidated subsidiary of the Company, with its operating results included in the Company’s Consolidated Statements of Operations and the 49 percent portion of equity attributable to Paradise presented as minority interest, and subsequently as noncontrolling interest, in the Company’s Consolidated Balance Sheets. In connection with this transaction, the Company received the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximated fair value. In addition, the related agreement provided that if the Company did not exercise its right to purchase the remaining 49 percent of the outstanding stock of Paradise by June 30, 2009, the remaining Paradise owners had the right to purchase the Company’s 51 percent interest in Paradise thereafter for $21.1 million.
On June 2, 2009, the Company exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to the Company by the shareholders of the remaining 49 percent of Paradise. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, June 2, 2011, with any remaining holdback amounts reverting to the prior shareholders of the remaining 49 percent of Paradise. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company. During the thirteen weeks ended September 29, 2009, certain holdback amounts and additional transaction costs totaling $0.01 million were paid.

The following table illustrates the effect on the Company’s equity of its purchase of the remaining 49 percent of outstanding stock of Paradise on June 2, 2009 (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Net income attributable to the Company	$18,894	$13,740	$56,356	$41,887
Decrease in equity for purchase of noncontrolling interest	(8)	—	(18,799)	—

Change from net income attributable to the Company and the purchase of noncontrolling interest	$18,886	$13,740	$37,557	$41,887

Note 3. Fair Value Measurements
Effective December 26, 2007, the Company implemented the accounting standard regarding disclosures for financial assets, financial liabilities, non-financial assets and non-financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Effective December 30, 2008, the Company also implemented the accounting standard for non-financial assets and non-financial liabilities reported or disclosed at fair value on a non-recurring basis, the adoption of which had no impact on the Company in the thirty-nine weeks ended September 29, 2009. This standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three levels of inputs used to measure fair value:
Level 1 — Quoted market prices in active markets for identical assets or liabilities.
Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 — Unobservable inputs that are not corroborated by market data.
The Company’s $71.1 million and $76.6 million in cash equivalents at September 29, 2009 and December 30, 2008, respectively, were recorded at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
At September 29, 2009 and December 30, 2008, the Company’s investments were recorded at fair value in the Consolidated Balance Sheets and consisted of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), an enhanced cash fund previously sold as an alternative to traditional money-market funds. The Columbia Portfolio includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed, with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007.
As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through the review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.661 per unit, or $0.9 million, as of September 29, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio is classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio are classified in other (income) expense, net in the Consolidated Statements of Operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Beginning balance	$2,282	$13,544	$4,126	$23,198
Net realized and unrealized gains/(losses)(1)	899	(513)	1,066	(1,360)
Redemptions	(2,305)	(4,948)	(4,316)	(13,755)

Ending balance	$876	$8,083	$876	$8,083

(1)
Includes $0.8 million of realized gains on redemptions received in the thirteen weeks ended September 29, 2009 and $0.1 million of unrealized gains attributable to the change in fair value of units held as of September 29, 2009; $0.5 million of unrealized losses in the thirteen weeks ended September 23, 2008 attributable to the change in fair value of units held as of September 23, 2008; $1.3 million of realized gains on redemptions received in the thirty-nine weeks ended September 29, 2009, offset by $0.2 million of unrealized losses attributable to changes in fair value of Columbia Portfolio units during the thirty-nine weeks ended September 29, 2009; and $2.0 million of unrealized losses attributable to the change in fair value of units during the thirty-nine weeks ended September 23, 2008, offset by $0.6 million of realized gains on redemptions received in the thirty-nine weeks ended September 23, 2008.

Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, it may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. The Company included $0.9 million of the remaining fair value of its Columbia Portfolio units in short-term investments in the Consolidated Balance Sheets at September 29, 2009, as the Company reasonably believes this amount of cash redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	September 29, 2009	December 30, 2008
Food:
Fresh dough facilities:
Raw materials	$2,636	$3,040
Finished goods	513	319
Bakery-cafes:
Raw materials	6,195	6,533
Paper goods	1,862	2,021
Retail merchandise	—	46

	$11,206	$11,959

Note 5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 29, 2009	December 30, 2008
Compensation and related employment taxes	$35,453	$22,508
Unredeemed gift cards	24,142	33,042
Insurance	16,481	12,482
Capital expenditures	8,973	6,448
Taxes, other than income tax	8,953	4,898
Rent	5,394	4,567
Fresh dough operations	4,586	5,191
Utilities	3,770	3,258
Deferred revenue	2,621	2,024
Advertising	2,286	3,698
Deferred purchase price	2,258	—
Income taxes payable	—	1,259
Other	9,736	10,603

	$124,653	$109,978

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
As of September 29, 2009, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million and $0.3 million of commitment fees for the thirteen and thirty-nine weeks ended September 29, 2009, respectively, and accrued interest at September 29, 2009 related to the commitment fees was inconsequential. As of September 29, 2009, the Company was in compliance with all covenants in the Amended and Restated Credit Agreement.
Note 7. Commitments and Contingencies
Lease Obligations
As of September 29, 2009, the Company guaranteed operating leases of 29 franchisee locations and seven locations of its former Au Bon Pain division, or its franchisees, which the Company accounts for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from October 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $33.0 million as of September 29, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of this accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company had determined not to develop. During the thirteen weeks ended September 29, 2009, there were no significant changes made to the accrual. During the thirty-nine weeks ended September 29, 2009, the Company decreased the reserve by $0.3 million primarily due to its subsequent determination to move forward with the development of one of the sites and due to the settlement of one lease. No other significant changes were made to the accrual during the thirty-nine weeks ended September 29, 2009. As of September 29, 2009 and December 30, 2008, the Company had $0.6 million and $0.9 million accrued in its Consolidated Balance Sheets relating to the reserve for termination of these specific leases.

Related Party Credit Agreement
In order to facilitate the Company’s opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement (the “Credit Agreement”) with Millennium Bread Inc., as borrower (“Millennium”), and certain of Millennium’s present and future subsidiaries (the “Franchisee Guarantors”), which have entered into franchise agreements with Panera Bread ULC, to operate three Panera Bread bakery-cafes in Canada. Covenants under the Credit Agreement require Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to principal outstanding under the Credit Agreement. The borrowings under the Credit Agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009. The credit facility is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with the Company’s current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which included all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes; however, no overhead expenses of Panera Bread ULC were included in the total cost. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. The remaining Cdn. $0.2 million receivable was resolved during the thirteen weeks ended September 29, 2009. The Cdn. $3.5 million note receivable from Millennium is included in other accounts receivable in the Consolidated Balance Sheets as of September 29, 2009.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes it and the other defendants have meritorious defenses to each of the claims in the lawsuit and the Company is prepared to vigorously defend the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, the plaintiff filed an opposition to the Company’s motion to dismiss, and on December 3, 2008, the Company filed a reply memorandum in support of its motion to dismiss. On June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, the Company filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery. On October 2, 2009, the Court held a hearing on the plaintiff’s request, at which it ordered plaintiff to provide notice of the discovery it seeks within 10 days. On October 12, 2009, the plaintiff provided such notice, and on October 23, 2009, the Company filed its response thereto. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

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
Other
The Company is subject to on-going federal and state income and sales tax audits, and any unfavorable rulings could materially and adversely affect its financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.
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
The Fresh Dough Operations segment supplies fresh dough items and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement as well as other items to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Operations.

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Revenues:
Company bakery-cafe operations	$285,871	$268,486	$840,397	$803,328
Franchise operations	19,369	18,144	57,153	53,682
Fresh dough operations	52,204	51,940	158,506	152,763
Intercompany sales eliminations	(22,426)	(23,375)	(69,535)	(68,732)

Total revenues	$335,018	$315,195	$986,521	$941,041

Segment profit:
Company bakery-cafe operations	$45,394	$40,607	$132,446	$129,158
Franchise operations	18,140	15,121	53,077	46,410
Fresh dough operations	4,966	1,583	14,389	3,649

Total segment profit	$68,500	$57,311	$199,912	$179,217

Depreciation and amortization	$16,988	$16,794	$49,986	$49,168
Unallocated general and administrative expenses	18,966	16,928	54,965	56,137
Pre-opening expenses	624	868	1,370	2,874
Interest expense	163	225	537	1,398
Other (income) expense, net	1,248	461	1,090	806

Income before income taxes	$30,511	$22,035	$91,964	$68,834

Depreciation and amortization:
Company bakery-cafe operations	$14,092	$13,730	$41,411	$39,979
Fresh dough operations	1,899	2,006	5,754	5,972
Corporate administration	997	1,058	2,821	3,217

Total depreciation and amortization	$16,988	$16,794	$49,986	$49,168

Capital expenditures:
Company bakery-cafe operations	$12,954	$12,671	$32,422	$46,005
Fresh dough operations	1,015	892	2,650	1,730
Corporate administration	1,064	1,162	2,606	2,362

Total capital expenditures	$15,033	$14,725	$37,678	$50,097

	September 29, 2009	December 30, 2008
Segment assets:
Company bakery-cafe operations	$506,349	$503,928
Franchise operations	4,603	5,951
Fresh dough operations	48,481	50,699

Total segment assets	$559,433	$560,578

Unallocated trade and other accounts receivable	2,435	2,435
Unallocated property and equipment	14,650	13,673
Unallocated deposits and other	5,354	5,109
Other unallocated assets	185,749	92,122

Total assets	$767,621	$673,917

“Unallocated trade and other accounts receivable” relates primarily to rebates; “unallocated property and equipment” relates primarily to corporate property and equipment; “unallocated deposits and other” relates primarily to collateral deposits with insurance carriers, Company-owned life insurance program, and capitalized debt issuance costs; and “other unallocated assets” relates primarily to cash and cash equivalents, investments, and deferred income taxes.

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$18,894	$13,740	$56,356	$41,887

Weighted average number of shares outstanding — basic	30,748	30,124	30,577	29,991
Effect of dilutive stock-based employee compensation	317	433	348	392

Weighted average number of shares outstanding — diluted	31,065	30,557	30,925	30,383

Earnings per common share attributable to Panera Bread Company:
Basic	$0.61	$0.46	$1.84	$1.40

Diluted	$0.61	$0.45	$1.82	$1.38

Approximately 0.4 million and 0.5 million weighted-average stock options, restricted stock and stock-settled appreciation rights for the thirteen weeks ended and 0.3 million and 0.6 million for the thirty-nine weeks ended September 29, 2009 and September 23, 2008, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.

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
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. Company-owned comparable bakery-cafe sales percentages are based on sales from bakery-cafes that have been in operation and Company-owned for at least 18 months. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that have been in operation and franchise-operated for at least 18 months. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes that have been in operation and Company-owned or franchise-operated for at least 18 months. Acquired Company-owned and franchise-operated bakery-cafe locations and other restaurant or bakery-cafe concepts are excluded from comparable bakery-cafe sales until we have held a 100 percent ownership interest therein for at least 18 months. Comparable bakery-cafe sales exclude closed locations and currently, Paradise Bakery & Café, Inc., or Paradise, locations.

Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees also contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
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
Executive Summary of Results
For the thirteen weeks ended September 29, 2009, we earned $0.61 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 2.8 percent (3.3 percent for Company-owned bakery-cafes and 2.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.9 percent to $39,383 ($38,655 for Company-owned bakery-cafes and $39,913 for franchise-operated bakery-cafes); 19 new bakery-cafes opened system-wide (nine Company-owned bakery-cafes and ten franchise-operated bakery-cafes); and two franchise-operated bakery-cafes closed. Our results for the thirteen weeks ended September 29, 2009 of $0.61 per diluted share included $0.04 per diluted share of net charges primarily to increase reserves for certain state sales tax audit exposures, which were partially offset by a gain recorded on both, the redemptions we received during the quarter on our investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio, and the change in the recorded fair value of the units held as of September 29, 2009.
For the thirteen weeks ended September 23, 2008, we earned $0.45 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 3.3 percent (3.0 percent for Company-owned bakery-cafes and 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.5 percent to $38,633 ($37,424 for Company-owned bakery-cafes and $39,550 for franchise-operated bakery-cafes); and 24 new bakery-cafes opened system-wide (seven Company-owned bakery-cafes and 17 franchise-operated bakery-cafes). Our results for the thirteen weeks ended September 23, 2008 of $0.45 per diluted share included a $0.01 per diluted share net charge from the write-down of our investment in the Columbia Portfolio, partially offset by the gain recorded on the redemptions received during the quarter. Our results for the thirteen weeks ended September 23, 2008 also reflected the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”
For the thirty-nine weeks ended September 29, 2009, we earned $1.82 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 1.0 percent (1.0 percent for Company-owned bakery-cafes and 1.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 0.2 percent to $39,033 ($38,178 for Company-owned bakery-cafes and $39,657 for franchise-operated bakery-cafes); 47 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 30 franchise-operated bakery-cafes); and ten bakery-cafes closed system-wide (four Company-owned bakery-cafes and six franchise-operated bakery-cafes). Our results for the thirty-nine weeks ended September 29, 2009 of $1.82 per diluted share included $0.08 per diluted share net charges primarily to increase reserves for certain state sales tax audit exposures and to write-off smallwares related to the rollout of new china, partially offset by a gain recorded on both, the redemptions received during the period on our investment in the Columbia Portfolio and the change in the recorded fair value of the units held during the period.
For the thirty-nine weeks ended September 23, 2008, we earned $1.38 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 3.7 percent (4.3 percent for Company-owned bakery-cafes and 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.9 percent to $38,939 ($37,830 for Company-owned bakery-cafes and $39,783 for franchise-operated bakery-cafes); 70 new bakery-cafes opened system-wide (27 Company-owned bakery-cafes and 43 franchise-operated bakery-cafes); and six bakery-cafes closed system-wide (four Company-owned bakery-cafes and two franchise-operated bakery-cafes). In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we recorded a charge of $2.8 million, or $0.07 per diluted share, for the thirty-nine weeks ended September 23, 2008, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our results for the thirty-nine weeks ended September 23, 2008 of $1.38 per diluted share also included an aggregate $0.04 per diluted share negative impact from unfavorable tax adjustments and the net loss recorded on both the redemptions received during the period on our investment in the Columbia Portfolio and the change in the recorded fair value of the units held during the period. Our results for the thirty-nine weeks ended September 23, 2008 also reflected the significant increase in commodity prices year-over-year that is further discussed below under “Results of Operations — Costs and Expenses.”

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Revenues:
Bakery-cafe sales	85.3%	85.2%	85.2%	85.4%
Franchise royalties and fees	5.8	5.8	5.8	5.7
Fresh dough sales to franchisees	8.9	9.1	9.0	8.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.3%	30.4%	29.6%	30.4%
Labor	32.4	32.3	32.5	32.0
Occupancy	8.5	8.5	8.5	8.3
Other operating expenses	14.0	13.8	13.7	13.3

Total bakery-cafe expenses	84.1	84.9	84.2	83.9
Fresh dough cost of sales to franchisees (2)	83.3	94.5	83.8	95.7
Depreciation and amortization	5.1	5.3	5.1	5.2
General and administrative expenses	6.0	6.3	6.0	6.7
Pre-opening expenses	0.2	0.3	0.1	0.3

Total costs and expenses	90.5	92.8	90.5	92.5

Operating profit	9.5	7.2	9.5	7.5
Interest expense	—	0.1	0.1	0.1
Other (income) expense, net	0.4	0.1	0.1	0.1

Income before income taxes	9.1	6.9	9.3	7.3
Income taxes	3.5	2.6	3.5	2.8

Net income	5.6	4.4	5.8	4.5
Less: net income attributable to noncontrolling interest	—	—	0.1	0.1

Net income attributable to Panera Bread Company	5.6%	4.4%	5.7%	4.5%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Number of bakery-cafes:
Company-owned:
Beginning of period	566	548	562	532
Bakery-cafes opened	9	7	17	27
Bakery-cafes closed	—	—	(4)	(4)

End of period	575	555	575	555

Franchise-operated:
Beginning of period	779	722	763	698
Bakery-cafes opened	10	17	30	43
Bakery-cafes closed	(2)	—	(6)	(2)

End of period	787	739	787	739

System-wide:
Beginning of period	1,345	1,270	1,325	1,230
Bakery-cafes opened	19	24	47	70
Bakery-cafes closed	(2)	—	(10)	(6)

End of period	1,362	1,294	1,362	1,294

Comparable bakery-cafe sales growth results for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2009	September 23, 2008	September 29, 2009	September 23, 2008
Company-owned	3.3%	3.0%	1.0%	4.3%
Franchise-operated	2.5%	3.5%	1.1%	3.4%
System-wide	2.8%	3.3%	1.0%	3.7%
Results of Operations
Revenues
Total revenues for the thirteen weeks ended September 29, 2009 increased 6.3 percent to $335.0 million compared to $315.2 million for the thirteen weeks ended September 23, 2008. The growth in total revenues for the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to the opening of 79 new bakery-cafes system-wide since September 23, 2008 and to the 2.8 percent increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended September 29, 2009. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
System-wide average weekly sales	$39,383	$38,633	1.9%
Total revenues for the thirty-nine weeks ended September 29, 2009 increased 4.9 percent to $986.5 million compared to $941.0 million for the thirty-nine weeks ended September 23, 2008. The growth in total revenues for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to the opening of 79 new bakery-cafes system-wide since September 23, 2008 and, to a lesser extent, the 1.0 percent increase in system-wide comparable bakery-cafe sales for the thirty-nine weeks ended September 29, 2009. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
System-wide average weekly sales	$39,033	$38,939	0.2%

Bakery-cafe sales for the thirteen weeks ended September 29, 2009 increased 6.5 percent to $285.9 million compared to $268.5 million for the thirteen weeks ended September 23, 2008. The increase in bakery-cafe sales for the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to the opening of 25 new Company-owned bakery-cafes since September 23, 2008 and to the 3.3 percent increase in comparable Company-owned bakery-cafe sales for the thirteen weeks ended September 29, 2009. This 3.3 percent growth in comparable bakery-cafe sales was driven by approximately 1.8 percent of transaction growth and 1.5 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 2.3 percent and negative mix impact of 0.8 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues increased by 0.1 percentage point to 85.3 percent for the thirteen weeks ended September 29, 2009 as compared to 85.2 percent for the same period in 2008. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
Company-owned average weekly sales	38,655	37,424	3.3%
Company-owned number of operating weeks	7,396	7,174	3.1%
Bakery-cafe sales for the thirty-nine weeks ended September 29, 2009 increased 4.7 percent to $840.4 million compared to $803.3 million for the thirty-nine weeks ended September 23, 2008. The increase in bakery-cafe sales for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to the opening of 25 new Company-owned bakery-cafes since September 23, 2008 and to the 1.0 percent increase in comparable Company-owned bakery-cafe sales for the thirty-nine weeks ended September 29, 2009. This 1.0 percent growth in comparable bakery-cafe sales was driven by approximately 1.4 percent average check growth offset by 0.4 percent of transaction decline. Average check growth, in turn, was comprised of retail price increases of 3.1 percent and negative mix impact of 1.7 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues decreased by 0.2 percentage points to 85.2 percent for the thirty-nine weeks ended September 29, 2009 as compared to 85.4 percent for the same period in 2008. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 was due to an increase in average check growth and our 2008 strategy to increase focus on our return on invested capital, including raising our sales hurdles for new bakery-cafes to focus our real estate decision-making process on building bakery-cafes that we believe can deliver a 50 percent or greater probability against our revised return on investment goals. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
Company-owned average weekly sales	$38,178	$37,830	0.9%
Company-owned number of operating weeks	22,013	21,235	3.7%
Franchise royalties and fees for the thirteen weeks ended September 29, 2009 increased 7.2 percent to $19.4 million compared to $18.1 million for the thirteen weeks ended September 23, 2008. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	September 29, 2009	September 23, 2008
Franchise royalties	$19,080	$17,607
Franchise fees	289	537

Total	$19,369	$18,144

The increase in franchise royalty and fee revenues for the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to the opening of 54 franchise-operated bakery-cafes since September 23, 2008 and the 2.5 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended September 29, 2009. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
Franchise-operated average weekly sales	$39,913	$39,550	0.9%
Franchise-operated number of operating weeks	10,162	9,463	7.4%

Franchise royalties and fees for the thirty-nine weeks ended September 29, 2009 increased 6.6 percent to $57.2 million compared to $53.7 million for the thirty-nine weeks ended September 23, 2008. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 39 Weeks Ended
	September 29, 2009	September 23, 2008
Franchise royalties	$56,256	$52,255
Franchise fees	897	1,427

Total	$57,153	$53,682

The increase in franchise royalty and fee revenues for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 can be attributed to the opening of 54 franchise-operated bakery-cafes since September 23, 2008, and to a lesser extent, 1.1 percent increase in comparable franchise-operated bakery-cafe sales for the thirty-nine weeks ended September 29, 2009. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 29, 2009	September 23, 2008	Change
Franchise-operated average weekly sales	$39,657	$39,783	-0.3%
Franchise-operated number of operating weeks	30,163	27,916	8.1%
As of September 29, 2009, there were 787 franchise-operated bakery-cafes open and commitments to open 236 additional franchise-operated bakery-cafes. The timetables for opening these additional bakery-cafes are established in Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. In fiscal 2009, we expect our franchisees to open approximately 35 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
Fresh dough sales to franchisees for the thirteen weeks ended September 29, 2009 increased 4.2 percent to $29.8 million compared to $28.6 million for the thirteen weeks ended September 23, 2008. Fresh dough sales to franchisees for the thirty-nine weeks ended September 29, 2009 increased 6.0 percent to $89.0 million compared to $84.0 million for the thirty-nine weeks ended September 23, 2008. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since September 23, 2008 and due to increases in our sales prices of dough products to franchisees compared to the same periods in the prior year.
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
The cost of food and paper products was $83.7 million, or 29.3 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009 compared to $81.6 million, or 30.4 percent of bakery-cafe sales for the comparable period in 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs including wheat and fuel, as well as cost savings in other procurement areas; category management initiatives such as product mix management and pricing strategy; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and higher comparable bakery-cafe sales. For the thirteen weeks ended September 29, 2009, our previously locked-in average all-in cost of wheat was approximately $10.00 per bushel versus approximately $15.50 per bushel for the same period in 2008. For the thirteen weeks ended September 29, 2009, there was an average of 62.7 bakery-cafes per fresh dough facility, compared to an average of 62.3 for the same period in 2008.

The cost of food and paper products was $248.8 million, or 29.6 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009 compared to $243.9 million, or 30.4 percent of bakery-cafe sales for the comparable period in 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs including wheat and fuel; category management initiatives such as product mix management and pricing strategy; cost savings in procurement; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirty-nine weeks ended September 29, 2009, our previously locked-in average all-in cost of wheat was approximately $10.25 per bushel versus approximately $15.00 per bushel for the same period in 2008. For the thirty-nine weeks ended September 29, 2009, there was an average of 62.1 bakery-cafes per fresh dough facility, compared to an average of 61.4 for the same period in 2008.
Labor expense was $92.7 million, or 32.4 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009 compared to $86.6 million, or 32.3 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008. The modest increase in labor expense as a percentage of bakery-cafe sales was primarily a result of wage rate inflation only partially offset by improved leverage from higher comparable bakery-cafe sales. Labor expense was $272.9 million, or 32.5 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009 compared to $256.8 million, or 32.0 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008. The modest increase in labor expense as a percentage of bakery-cafe sales was primarily a result of wage rate inflation outpacing sales growth, increasing medical costs and our investment in staffing for certain sampling events.
Occupancy cost was $24.2 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009 compared to $22.8 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008. The consistency in occupancy cost as a percentage of bakery-cafe sales was primarily a result of rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the west coast, and increasing numbers of urban, free-standing and drive-thru bakery-cafe locations, offset by improved leverage from higher comparable bakery-cafe sales. Occupancy cost was $71.6 million, or 8.5 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009 compared to $66.3 million, or 8.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008. The modest increase in occupancy cost as a percentage of bakery-cafe sales was primarily a result of rising average per square foot costs driven by our expansion into newer, higher cost markets, such as those on the west coast, and increasing numbers of urban, free-standing and drive-thru bakery-cafe locations.
Other operating expenses were $39.9 million, or 14.0 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009 compared to $36.9 million, or 13.8 percent of bakery-cafe sales, for the thirteen weeks ended September 23, 2008. The increase in other operating expenses as a percentage of bakery-cafe sales was due primarily to the impact of our marketing initiatives, partially offset by improved leverage from higher comparable bakery-cafe sales. Other operating expenses were $114.7 million, or 13.7 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009 compared to $107.1 million, or 13.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 23, 2008. The increase in other operating expenses as a percentage of bakery-cafe sales was due primarily to the impact of our marketing initiatives and a charge for the write-off of smallwares of approximately $1.1 million.
Fresh dough cost of sales to franchisees were $24.8 million, or 83.3 percent of fresh dough sales to franchisees, for the thirteen weeks ended September 29, 2009, compared to $27.0 million, or 94.5 percent of fresh dough sales to franchisees, for the thirteen weeks ended September 23, 2008. The decrease in the fresh dough cost of sales to franchisees as a percentage of fresh dough sales to franchisees for the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was primarily the result of the aforementioned decrease in wheat and fuel costs. Fresh dough cost of sales to franchisees were $74.6 million, or 83.8 percent of fresh dough sales to franchisees, for the thirty-nine weeks ended September 29, 2009, compared to $80.4 million, or 95.7 percent of fresh dough facility sales to franchisees, for the thirty-nine weeks ended September 23, 2008. The decrease in the fresh dough cost of sales to franchisees as a percentage of fresh dough sales to franchisees for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 was primarily the result of the aforementioned decrease in wheat and fuel costs, as well as the year-over-year roll-in of dough pricing taken in the first half of 2008, partially offset by lower sales of our fresh dough units per bakery-cafe.
General and administrative expenses were $20.2 million, or 6.0 percent of total revenues, for the thirteen weeks ended September 29, 2009 compared to $20.0 million, or 6.3 percent of total revenues, for the thirteen weeks ended September 23, 2008. General and administrative expenses were $59.0 million, or 6.0 percent of total revenues, for the thirty-nine weeks ended September 29, 2009 compared to $63.4 million, or 6.7 percent of total revenues, for the thirty-nine weeks ended September 23, 2008. The year-over-year decrease in general and administrative expenses as a percent of total revenues for both the thirteen and thirty-nine weeks ended September 29, 2009 was primarily due to disciplined expense management, and, for the thirteen weeks ended September 29, 2009, due to improved leverage of our expenses from higher sales. In addition, in the thirty-nine weeks ended September 23, 2008, there was a charge of $2.8 million for severance, a write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans.

Interest Expense
Interest expense was $0.2 million, or zero percent of total revenues, for the thirteen weeks ended September 29, 2009 compared to $0.2 million, or 0.1 percent of total revenues, for the thirteen weeks ended September 23, 2008. Interest expense was $0.5 million, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 29, 2009 compared to $1.4 million, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 23, 2008. The decrease in interest expense for both the thirteen and thirty-nine weeks ended September 29, 2009 compared to the same periods in 2008 was primarily a result of higher levels of debt outstanding during fiscal 2008 while there was no debt outstanding in fiscal 2009.
Other Income and Expense, net
Other income and expense, net was $1.2 million of expense, or 0.4 percent of total revenues, for the thirteen weeks ended September 29, 2009 compared to $0.5 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended September 23, 2008. Other income and expense, net for the thirteen weeks ended September 29, 2009 was comprised of a $2.5 million charge for a potential state sales tax audit exposure, partially offset by a gain of $0.9 million related to the Columbia Portfolio, and $0.4 million related to interest income and other factors. Other income and expense, net for the thirteen weeks ended September 23, 2008 was primarily comprised of a $0.5 million loss attributable to the Columbia Portfolio.
Other income and expense, net was $1.1 million of expense, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 29, 2009 compared to $0.8 million of expense, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 23, 2008. Other income and expense, net for the thirty-nine weeks ended September 29, 2009 was comprised of a $3.5 million charge for a potential state sales tax audit exposure, partially offset by a net gain of $1.1 million related to the Columbia Portfolio, and $1.3 million related to interest income from higher cash on-hand, and other factors. Other income and expense, net for the thirty-nine weeks ended September 23, 2008 was comprised of a net $1.4 million of a loss attributable to the Columbia Portfolio, partially offset by $0.6 million related to interest income and other factors.
Income Taxes
The provision for income taxes was $11.6 million for the thirteen weeks ended September 29, 2009 compared to $8.2 million for the thirteen weeks ended September 23, 2008. The tax provision for the thirteen weeks ended September 29, 2009 and September 23, 2008 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 37.2 percent respectively. The increase in the effective tax rate in the thirteen weeks ended September 29, 2009 compared to the same period in 2008 was primarily a result of the impact of certain changes in state tax laws.
The provision for income taxes was $34.8 million for the thirty-nine weeks ended September 29, 2009, compared to $25.9 million for the thirty-nine weeks ended September 23, 2008. The tax provision for the thirty-nine weeks ended both September 29, 2009 and September 23, 2008 reflects a combined federal, state, and local effective tax rate of 38.2 percent. The consistency in the effective tax rate between the thirty-nine weeks ended September 29, 2009 and September 23, 2008 was primarily a result of the impact of certain changes in state tax laws resulting in an increase in the year-over-year effective tax rate for the thirty-nine weeks ended September 29, 2009; and our recording of a $1.0 million increase in our reserves in the thirty-nine weeks ended September 23, 2008 for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit, offset by a $0.5 million favorable provision to return adjustment to recognize the benefit of tax credits not previously recognized.
Liquidity and Capital Resources
Cash and cash equivalents were $172.4 million at September 29, 2009, compared with $74.7 million at December 30, 2008. This $97.7 million increase was primarily a result of $135.4 million of cash generated from operations, $14.2 million received from the exercise of employee stock options, and $4.3 million received in investment maturity proceeds, partially offset by $37.7 million used for capital expenditures and $20.1 million used to purchase the remaining 49 percent of Paradise during the thirty-nine weeks ended September 29, 2009. Our primary source of liquidity is cash provided by operations, although we have also borrowed under our credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $116.9 million at September 29, 2009 compared to $24.4 million at December 30, 2008. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $97.7 million, a $12.2 million increase in prepaid expenses, resulting from the timing of the payment of estimated federal and state income taxes, and a $2.5 million and $2.3 million increase in deferred income taxes and trade accounts receivable, respectively, partially offset by an increase in accrued expenses of $14.7 million, a decrease in other accounts receivable of $3.1 million, an increase in accounts payable of $2.1 million, and a decrease in short-term investments and inventories of $1.5 million and $0.8 million, respectively. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 39 Weeks Ended
	September 29, 2009	September 23, 2008
Cash flows provided by (used in):
Operating activities	$135,361	$100,232
Investing activities	(34,469)	(38,860)
Financing activities	(3,189)	(105,117)

Net increase (decrease) in cash and cash equivalents	$97,703	$(43,745)

Operating Activities
Cash flows provided by operating activities for the thirty-nine weeks ended September 29, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and the tax benefit from exercise of stock options, an increase in non-acquisition accrued expenses, accounts payable and deferred rent, partially offset by an increase in prepaid expenses. Cash flows provided by operating activities for the thirty-nine weeks ended September 23, 2008 primarily resulted from net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and the tax benefit from exercise of stock options, a decrease in trade and other accounts receivable, and an increase in other long-term liabilities and deferred rent, partially offset by a decrease in non-acquisition accrued expenses and an increase in prepaid expenses.
Investing Activities
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new Company-owned bakery-cafes and fresh dough facilities, improvements to existing Company-owned bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 29, 2009	September 23, 2008
New bakery-cafe and fresh dough facilities	$17,472	$34,323
Bakery-cafe and fresh dough facility improvements	15,760	12,144
Other capital needs	4,446	3,630

Total	$37,678	$50,097

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flows from operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements for the foreseeable future. We currently anticipate total capital expenditures for fiscal 2009 of approximately $60 million, which consists of the following: approximately $30 million related to the opening of approximately 30 new Company-owned bakery-cafes and the costs incurred on early fiscal 2010 openings; approximately $15 million related to the remodeling of existing bakery-cafes; and approximately $15 million related to the remodeling and expansion of fresh dough facilities, as well as other capital needs including expenditures on our concept, information technology, and infrastructure. We further expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead.
We used $2.7 million of cash flows for acquisitions in the thirty-nine weeks ended September 23, 2008, net of cash acquired, for required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007. During the thirty-nine weeks ended September 23, 2008, we also paid additional purchase price of approximately $0.2 million related to the settlement of certain purchase price adjustments for our first quarter 2007 Paradise acquisition. As of December 30, 2008 and September 29, 2009, we had no accrued purchase price remaining from previously completed acquisitions.
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

As the Columbia Portfolio units are no longer trading and, therefore, have little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.661 per unit, or $0.9 million, as of September 29, 2009, and $0.650 per unit, or $4.1 million, as of December 30, 2008. During the thirty-nine weeks ended September 29, 2009, we received $4.3 million of cash redemptions at an average net asset value of $0.859 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.1 million during the thirty-nine weeks ended September 29, 2009 related to the fair value measurements and redemptions received and included the net gain in net cash provided by operating activities. During the thirty-nine weeks ended September 23, 2008, we received $13.8 million of cash redemptions at an average net asset value of $0.978, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.4 million in the thirty-nine weeks ended September 23, 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.
Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of our investments. To the extent we determine there is a further decline in fair value, we may recognize additional realized and unrealized losses in future periods up to the aggregate amount of these investments. We have included the $0.9 million remaining fair value of the Columbia Portfolio units in short-term investments in our Consolidated Balance Sheets at September 29, 2009, as we reasonably believe this amount of redemptions will be received within the next twelve months based on the redemptions received to-date and recent representations from the Columbia Portfolio management. However, the Columbia Portfolio has not made any formal commitments on the availability or timing of future redemptions.
Financing Activities
Financing activities for the thirty-nine weeks ended September 29, 2009 included $20.1 million used to purchase the remaining interest of Paradise and $1.7 million to repurchase our Class A common stock, partially offset by $14.2 million received from the exercise of employee stock options, $3.1 million received from the tax benefit from exercise of stock options, and $1.2 million received from the issuance of common stock under employee benefit plans. Financing activities for the thirty-nine weeks ended September 23, 2008 included $75.0 million used for net payments under our credit facility, $48.9 million used to repurchase our Class A common stock and $1.2 million used for debt issuance costs, partially offset by $15.5 million received from the exercise of employee stock options, $3.0 million received from the tax benefit from the exercise of stock options, and $1.5 million received from the issuance of common stock under employee benefit plans.
On June 2, 2009, we exercised our right to purchase the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to us by the shareholders of the remaining 49 percent of Paradise. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by us for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior shareholders of the remaining 49 percent of Paradise. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in our ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to us.
We have historically repurchased shares of our Class A common stock through a share repurchase program approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. During the thirty-nine weeks ended September 29, 2009, we repurchased 31,427 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $53.48 per share for an aggregate purchase price of $1.7 million pursuant to the terms of the Plans and the applicable award agreements. During the thirty-nine weeks ended September 28, 2008, we repurchased 20,015 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $50.01 per share for an aggregate purchase price of $1.0 million pursuant to the terms of the Plans and the applicable award agreements. Also during the thirty-nine weeks ended September 23, 2008, we repurchased 1,413,358 shares of Class A common stock in connection with our share repurchase program at a weighted-average price of $33.87 per share, for an aggregate purchase price of $47.9 million.

On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of September 29, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.
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
Contractual Obligations and Other Commitments
We currently anticipate total capital expenditures for fiscal 2009 of approximately $60 million, which consists of the following: approximately $30 million related to the opening of approximately 30 new Company-owned bakery-cafes and the costs incurred on early fiscal 2010 openings; approximately $15 million related to the remodeling of existing bakery-cafes; and approximately $15 million related to the remodeling and expansion of fresh dough facilities as well as other capital needs including expenditures on our concept, information technology, and infrastructure. We further expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $0.9 million, which is net of landlord allowances and excludes capitalized development overhead. We expect to fund these expenditures principally through internally generated cash flow and available borrowings under our existing credit facility.
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
Off-Balance Sheet Arrangements
As of September 29, 2009, we guaranteed operating leases of 29 franchisee locations and seven locations of our former Au Bon Pain division, or its franchisees, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from October 31, 2009 to December 31, 2023 and have a potential amount of future rental payments of approximately $33.0 million as of September 29, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.

Related Party Credit Agreement
In order to facilitate our opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., or Millennium, as borrower, and certain of Millennium’s present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Covenants under the credit agreement require Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to principal outstanding under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009. The credit facility is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the Credit Agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with our current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which includes any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes; however, no overhead expenses of Panera Bread ULC was included in total cost. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. The remaining Cdn. $0.2 million receivable was resolved during the thirteen weeks ended September 29, 2009. The Cdn. $3.5 million note receivable from Millennium is included in other accounts receivable in the Consolidated Balance Sheets as of September 29, 2009.
Accounting Standards Issued Not Yet Adopted
In June 2009, the Financial Accounting Standard Board, or FASB, issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009. This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance. We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.
In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities, referred to as VIE, which is effective for reporting periods beginning after November 15, 2009 and changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and by Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff in the lawsuit. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe that we and the other defendants have meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in the lawsuit. On November 20, 2008, the plaintiff filed an opposition to our motion to dismiss, and on December 3, 2008, we filed a reply memorandum in support of our motion to dismiss. On June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, we filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. On October 2, 2009, the Court held a hearing on the plaintiff’s request, at which it ordered the plaintiff to provide notice of the discovery it seeks within 10 days. On October 12, 2009, the plaintiff provided such notice, and on October 23, 2009, we filed our response thereto. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. On August 29, 2008, the plaintiff filed an opposition to our motion to dismiss, and on September 10, 2008, we filed a reply memorandum in support of our motion to dismiss. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
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
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 29, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2009, we repurchased Class A common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be Purchased
	Total Number of	Average Price	Part of Publicly	Under the Announced
Period	Shares Purchased (1)	Paid per Share	Announced Program	Program
July 1, 2009 - July 28, 2009	17	$42.95	—	$—
July 29, 2009 - September 1, 2009	19,770	53.36	—	—
September 2, 2009 - September 29, 2009	5,579	52.42	—	—

Total	25,366	$53.15	—	$—

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

Panera Bread Company (Registrant)
Dated: November 6, 2009	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: November 6, 2009	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: November 6, 2009	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: November 6, 2009	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Director, Assistant Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.