Form 10-K
period 2009-12-29
PANERA BREAD CO
filed 2010-03-01
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates as of June 23, 2009 was $1,048,765,579. There is no public trading market for the registrant’s Class B Common Stock.
Number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2010: 30,423,118 shares of Class A Common Stock ($.0001 par value) and 1,392,107 shares of Class B Common Stock ($.0001 par value).
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders, which the registrant will file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 29, 2009.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
PART I

ITEM 1.	BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread”, “Panera”, the “Company”, “we”, “us”, and “our”, is a national bakery-cafe concept with 1,380 Company-owned and franchise-operated bakery-cafe locations in 40 states and in Ontario, Canada. We have grown from serving approximately 60 customers a day at our first bakery-cafe to currently serving nearly six million customers a week system-wide, becoming one of the largest food service companies in the United States. We believe our success is rooted in our ability to create long-term dining concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are principally located in suburban, strip mall and regional mall locations. We feature high quality, reasonably priced food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted, fresh-baked, artisan bread, we are committed to providing great tasting, quality food that people can trust. Nearly all of our bakery-cafes have a menu highlighted by antibiotic-free chicken, whole grain bread and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving, which provide flavorful, wholesome offerings. Our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across this country and in Ontario, Canada, our customers enjoy our warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough operations. As of December 29, 2009, our Company bakery-cafe operations segment consisted of 585 Company-owned bakery-cafes, all located in the United States, and our franchise operations segment consisted of 795 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 29, 2009, our fresh dough operations segment, which supplies fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 23 fresh dough facilities (21 Company-owned and two franchise-operated). In fiscal 2009, our revenues were $1,353.5 million, consisting of $1,153.3 million of Company-owned bakery-cafe sales, $78.4 million of franchise royalties and fees, and $121.9 million of fresh dough sales to franchisees. Franchise-operated bakery-cafe sales, as reported by franchisees, were $1,640.3 million in fiscal 2009. See Note 19 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 29, 2009 and December 25, 2007 had 52 weeks. Our fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.

Concept and Strategy
Bread is our platform and the entry point to the Panera experience at our bakery-cafes. It is the symbol of Panera quality and a reminder of Panera Warmth, the totality of the experience the customer receives and can take home to share with friends and family. We strive to offer a memorable experience with superior customer service. Our associates are passionate about sharing their expertise and commitment with our customers. We strive to achieve what we call Concept Essence, our blueprint for attracting and retaining our targeted customers that we believe differentiates us from our competitors. Concept Essence begins with artisan bread, quality products and a warm, friendly and comfortable environment. It calls for each of our bakery-cafes to be a place customers can trust to serve high quality food. Bread is our passion, soul, and expertise, and the platform that makes all of our other food special.
We believe our competitive strengths include more than just great food at the right price. We are committed to creating an ambiance in our bakery-cafes and a culture within Panera that is warm, inviting and embracing. We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe, as a way to engage customers. The distinctive design and environment of our bakery-cafes offer an oasis from the rush of daily life, where our associates are trained to greet our customers by name and have the skills, expertise and personalities to make each visit a delight. Many of our bakery-cafes incorporate the warmth of a fireplace and cozy seating areas or outdoor cafe seating, which facilitate utilization as a gathering spot. Our bakery-cafes are designed to visually reinforce the distinctive difference between our bakery-cafes and other bakery-cafes and restaurants.
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, AM “chill,” lunch, PM “chill,” dinner, and take home, through both on-premise sales and Via Panera® catering. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional and locally-owned restaurants. Our competitors vary across different dayparts, and we understand people will choose a restaurant depending on individual food preferences and mood. Our goal is to be the best competitive alternative for those customers craving soup, salad, or a sandwich.
In addition to the dine-in and take out business, we offer Via Panera, a nation-wide catering service that provides breakfast assortments, sandwiches, salads or soups using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Via Panera is supported by a national sales infrastructure and we believe it represents a meaningful growth opportunity for our business.
Menu
Our value-oriented menu is designed to provide our target customers with affordably priced products built on the strength of our bakery expertise. We feature a menu containing proprietary items prepared with high-quality, fresh ingredients, including our anti-biotic free chicken, as well as unique recipes and toppings designed to provide appealing, flavorful products we believe our customers will crave.
Our key menu groups are fresh baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups, freshly prepared and hand-tossed salads, and custom roasted coffees and cafe beverages such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and update our menu offerings to satisfy changing customer preferences. We seek to continuously improve our products, or develop new ones, such as our heart-of-the-romaine lettuce, reformulated French baguette, and our new Napa Almond Chicken Salad sandwich.
New product rollouts are integrated into periodic or seasonal menu rotations, referred to as “Celebrations”. Examples of products we introduced in fiscal 2009 include the Chopped Cobb Salad and Barbeque Chicken Chopped Salad, which were introduced during our summer salad celebration. The Breakfast Power sandwich was also added to complement the breakfast menu and Macaroni & Cheese was added to complement our kid’s menu, as well as our lunch and dinner dayparts. We also introduced a new line of brownies and blondies, along with our Cinnamon Crunch Bogels.
We believe our menu innovation is one reason our value scores with customers remain so strong. Zagat’s 2009 consumer-generated National Restaurants Chains Survey for eating on-the-go rates us number one among chain restaurants with fewer than 5,000 locations in the following categories: Most Popular, Best Healthy Option, Best Salad and Best Facilities. In 2009, we were also named number one Healthiest for Eating on the Go by Health magazine.

Operational Excellence
We believe operational excellence is the most important element of Panera Warmth. We believe without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. To develop a strong connection with our customers, we need energized associates who are skilled at and love their jobs. Additionally, we believe high-quality restaurant management is critical to our long-term success and, as such, we provide detailed operations manuals and training to each of our associates. We train our associates both in small group and individual settings. Our systems have been created to educate our associates so each one is well prepared to respond to a customer’s questions and create a better dining experience. Furthermore, we believe our commitment to maintaining staffing levels and competitive compensation for our associates is fundamental to our current and future success.
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, we provide selected general managers and multi-unit managers with a multi-year bonus program (subject to annual minimums) based upon a percentage of the cash flows of the bakery-cafe they operate. The program’s five-year period creates team stability, generally resulting in a higher level of consistency for that bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately fifty percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low management turnover.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build name recognition and awareness but also to build deeper relationships with our target customers who we believe will help promote our brand.
To reach our target customer group, we use a mix of the following mediums: radio, billboards, social networking, television and in-store sampling days. We expect to continue to increase media impressions as we strive to build deeper relationships with our customers. We believe marketing represents an opportunity for us to further leverage our scale with our target customers and create additional competitive advantage.
Our franchise agreements generally require our franchisees to pay us advertising fees. In fiscal 2009, our franchise-operated bakery-cafes contributed 0.7 percent of their sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their sales, and were required to spend 2.0 percent of their sales on advertising in their respective local markets. We contributed the same sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee. For fiscal 2010, we increased the contribution rate to the national advertising fund to 1.1 percent of sales. Under the terms of our franchise agreements, we have the ability to increase national advertising fund contributions from current levels up to a total of 2.6 percent of sales. The national advertising fund and marketing administration contributions received from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us.
We have established and may in the future establish local and/or regional advertising associations covering specific geographic regions for the purpose of promoting and advertising the bakery-cafes located in that geographic market. If we establish an advertising association in a specific market, the franchise group in that market must participate in the association, including making contributions in accordance with the advertising association bylaws. Franchise contributions to the advertising association are credited towards the franchise groups’ required local advertising spending.
Capital Resources and Deployment of Capital
Our primary capital resource is cash generated by operations. We also have access to a $250 million credit facility on which, as of December 29, 2009, we had no borrowings outstanding.
Our on-going capital requirements, which may include maintenance and remodel expenditures, development costs for opening new bakery-cafes and fresh dough facilities, and the acquisition of additional bakery-cafes, will continue to be significant. However, we believe our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements for the foreseeable future.
In evaluating potential new locations, we study the surrounding trade area, demographic information within the most recent year, and publicly available information on competitors. Based on this analysis, including the utilization of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process where we focus on occupancy and development costs in relation to the market, designed to ensure we have the right size bakery-cafe and costs in the right market.

Our concept has proven successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, drive-through and free-standing units. The average Company-owned bakery-cafe size is approximately 4,600 square feet as of December 29, 2009. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally 10 years with renewal options at most locations, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost for the 30 Company-owned bakery-cafes opened in fiscal 2009 was approximately $750,000 per bakery-cafe, net of landlord allowances and excluding capitalized development overhead.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes or through the acquisition of existing bakery-cafes from our franchisees or other similar restaurant or bakery-cafe concepts, such as our acquisition of Paradise Bakery & Café, Inc.
We may from time to time return capital to our shareholders. On November 17, 2009, our Board of Directors approved a three year share repurchase program of up to $600 million of our Class A common stock. The repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. This repurchase program is reviewed quarterly by our Board of Directors and may be modified, suspended or discontinued at any time.
Franchise Operations
Our franchisees, which as of December 29, 2009 made up approximately 57.6 percent of our bakery-cafes, are comprised of 48 franchise groups. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as multi-unit restaurant operators. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If these qualifications are not met, we may still consider granting a franchise, depending on the market and the particular circumstances.
As of December 29, 2009, we had 795 franchise-operated bakery-cafes open throughout the United States and in Ontario, Canada and we have received commitments to open 240 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority scheduled to open in the next four to five years. The ADAs require an area developer to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
The revenues we receive from a typical ADA include a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties generally of 4 percent to 5 percent of sales per bakery-cafe. Franchise royalties and fees in fiscal 2009 were $78.4 million, or 5.8 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their dough products from sources approved by us. Our fresh dough facility system supplies fresh dough products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. However, in fiscal 2008, to facilitate our expansion into Ontario, Canada, we entered into a credit facility with our initial franchisee in that market. See Note 13 to our consolidated financial statements for further information regarding the credit facility with the Canadian franchisee. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. As of December 29, 2009, we did not hold an equity interest in any of our franchise-operated bakery-cafes.

Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us a competitive advantage. We have a unique supply-chain operation in which dough for our fresh bread is supplied daily from one of our regional fresh dough facilities to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 29, 2009, we had 23 fresh dough facilities, 21 of which were Company-owned, including a limited production facility that is co-located with one of our franchised bakery-cafes in Ontario, Canada to support the franchise-operated bakery-cafes located in that market, and two of which were franchise-operated.
Fresh dough is the key to our high-quality, artisan bread. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by our associates. As of December 29, 2009, we leased 184 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles. An average distribution route delivers dough to seven bakery-cafes.
Our bakers work through the night shaping, scoring and glazing the dough by hand to bring our customers fresh-baked loaves every morning and throughout the day. We believe our fresh dough facilities have helped us and will continue to help us to ensure consistent quality at our bakery-cafes.
We focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. We expect to selectively enter new markets, which may require the construction of additional fresh dough facilities once a sufficient number of bakery-cafes are opened to ensure efficient distribution of fresh dough.
Our supply chain management system is intended to provide bakery-cafes with high quality food from reliable sources. We have contracted externally for the manufacture of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards utilizing unique recipes.
We use independent distributors to distribute sweet goods products, and other materials to bakery-cafes. With the exception of products supplied directly by the fresh dough facilities, virtually all other food products and supplies for our bakery-cafes, including paper goods, coffee, and smallwares, are contracted by us and delivered by vendors to an independent distributor for delivery to the bakery-cafes. We maintain a list of approved suppliers and distributors from which we and our franchisees must select. We leverage our size and scale to improve the quality of our ingredients, effect better purchasing efficiency, and negotiate purchase agreements with most of our approved suppliers to achieve cost reduction for both us and our customers.
For further information regarding our product supply, see Item 1A. Risk Factors.
Management Information Systems
Each of our Company-owned bakery-cafes have programmed point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, transaction counts, product mix and average check. All Company-owned bakery-cafe product prices are programmed into the point-of-sale registers from our office headquarters. We allow franchisees access to certain of our proprietary bakery-cafe systems and systems support. Franchisees are responsible for providing the appropriate menu prices, discount rates and tax rates for system programming.
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the average check, transaction count, product mix, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail associates and on-line baking instructions for our bakers.
Most bakery-cafes also provide customers free Internet access through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.

Competition
We compete with numerous sources in our trade areas. Our bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete in several segments of the restaurant business: breakfast, AM “chill,” lunch, PM “chill,” dinner, take home and catering. Our competitive strengths include location, environment, customer service, price and product quality. We compete for leased space in desirable locations. Some of our competitors may have capital resources greater than ours. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 29, 2009, we had approximately 12,100 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 600 were employed in general or administrative functions, principally in our support centers; approximately 1,200 were employed in our fresh dough facility operations; and approximately 10,300 were employed in our bakery-cafe operations as bakers, managers, and associates. We also had approximately 13,200 part-time hourly associates at our bakery-cafes as of December 29, 2009. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
Proprietary Rights
Our brand, intellectual property and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret and unfair competition and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Via Panera®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café® and Mother Bread design trademarks are some of the trademarks we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other marks with the United States Patent and Trademark Office. We have also registered some of our marks in a number of foreign countries.
Corporate History and Additional Information
We are a Delaware corporation. Our principal offices are located at 6710 Clayton Road, Richmond Heights, Missouri 63117 and our telephone number is (314) 633-7100.
We were originally organized in March 1981 as a Massachusetts corporation under the name Au Bon Pain Co., Inc. and reincorporated in Delaware in June 1988. In December 1993, we purchased Saint Louis Bread Company. In August 1998, we sold our Au Bon Pain Division and changed our name to Panera Bread Company.
We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our Internet address is www.panerabread.com. We make available at this address, free of charge, nutritional information, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our Internet address.

Government Regulation
Our fresh dough facilities and Company-owned and franchise-operated bakery-cafes are subject to regulation and licensing by federal, state and local agencies and health, sanitation, safety, fire, and other governmental departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities or bakery-cafes as well as fines and possible closure of existing fresh dough facilities or bakery-cafes. In addition, we are subject to federal laws and regulations, such as the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.
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
Disruptions in our bakery-cafe supply chain could adversely affect our profitability and operating results.
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. One company delivers the majority of our ingredients and other products to our bakery-cafes on a regular basis (two or three times weekly). In addition, we and our franchisees rely on a network of local and national suppliers for the delivery of fresh produce (three to six times per week), which is particularly susceptible to supply volatility as a result of weather conditions. Our dependence on frequent deliveries to our bakery-cafes by a single distributor could cause shortages or supply interruptions that could adversely impact our operations.
Although many of our ingredients and products are prepared to our specifications, we believe that a majority of the ingredients are generally available and could be obtained from alternative sources. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks of supply interruptions and cost fluctuation. Antibiotic-free chicken, which is sold in most Company-owned and franchise-operated bakery-cafes, is currently supplied to us by three different companies. However, there are few producers of antibiotic-free chicken, which may make it difficult or more costly for us to find alternative suppliers if necessary.
Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery-cafe operations or, if necessary, we could make menu adjustments to address material supply issues. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers and distributor, some of which are beyond our control, and which could have an adverse effect on our business and results of operations.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have been able to recover inflationary cost and commodity price increases, including, among other things, fuel, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and economic factors and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, increased volatility in certain commodity markets, such as those for wheat or proteins such as chicken or turkey could have an adverse effect on us depending upon whether we are able to increase menu prices to cover such increases.

Disruptions or supply issues in our fresh dough facilities could adversely affect our business and results of operations.
We operate 21 fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes in the United States and Ontario, Canada. Our fresh dough distribution system delivers fresh dough products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of the fresh dough facilities, whether due to weather conditions, technical or labor difficulties, destruction or damage to the vehicle fleet or facility or other reasons, could cause a shortage of fresh dough products at our bakery-cafes. Such a shortage of fresh dough products could, depending on the extent and duration, have a material adverse effect on our business and results of operations.
Additionally, while fuel costs remained relatively constant in 2009, given the historical volatility of these costs, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations, including efficiencies in distribution from our fresh dough facilities to our bakery-cafes.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in most of our Company-owned and franchise-operated bakery-cafes in the United States. Although we believe we have adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, we may be subject to allegations regarding quality, health or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation can be costly and the results uncertain.
The continuing adverse economic conditions could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.
As widely reported, the U.S. economy continues to experience adverse economic conditions and uncertainty about economic stability. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction count and margin growth, any significant decrease in customer traffic or average profit per transaction will negatively impact our financial performance as reduced revenues create downward pressure on margins. Financial difficulties experienced by our suppliers could result in product delays or shortages. Additionally, it is unknown when the broader national economy will improve. An economy that continues to deteriorate or fails to improve could have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact our business and financial results.
We may not be able to continue to convince our customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including antibiotic-free chicken and our artisan breads, is worth the prices at our bakery-cafes relative to lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to educate customers about the quality of our food or our customers’ rejection of our pricing approach could require us to change our pricing, marketing or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.
Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.
Customer preferences and traffic could be impacted by health concerns about the consumption of particular food products and could cause a decline in our sales. Negative publicity about ingredients, poor food quality, food-borne illness, injury, health concerns, allergens or nutritional content could cause customers to shift their preferences. For example, in 2009, outbreaks of E. coli in certain beef food products caused consumers to avoid certain products. In addition, outbreaks of salmonella in certain peanuts and peanut butter products, jalapenos and spinach caused consumers to avoid such products. These problems, other food-borne illnesses (such as hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. Negative publicity concerning particular food products may adversely affect demand for our products and could cause an increase in our food costs as a result of potentially irregular supply of such products and a decrease in customer traffic to our bakery-cafes.

Our failure or inability to protect our brand, trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our brand, intellectual property and confidential and proprietary information is very important to our business and competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Paradise Bakery & Café®, Via Panera®, and the Mother Bread design, along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
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
The restaurant industry is highly competitive with respect to location, customer service, price, quality of products and overall customer experience. We compete with specialty food, casual dining and quick-service restaurant retailers, including national, regional and locally owned restaurants. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the restaurant industry better than we can. Additionally, other companies may develop restaurants that operate with concepts similar to ours. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.
Additionally, competition could cause us to modify or evolve our products, designs or strategies. If we do so, we cannot guarantee that we will be successful in implementing the changes or that our profitability will not be negatively impacted by them.
Loss of senior management or the inability to recruit and retain associates could adversely affect our future success.
Our success depends on the services of our senior management and associates, all of whom are “at will” employees. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue to grow.
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
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:
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
Our growth strategy in part depends on continued development by our franchisees. If our franchisees do not continue to successfully finance and open new bakery-cafes, our business could be adversely affected.
Our growth strategy includes continued development of bakery-cafes through franchising. At December 29, 2009, approximately 57.6 percent of our bakery-cafes were operated by franchisees (795 franchise-operated bakery-cafes out of a total of 1,380 bakery-cafes system-wide). The opening and success of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
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
Although we have been able to successfully manage our growth to date, we may experience difficulties doing so in the future.
Our growth strategy includes opening bakery-cafes in new markets where we may have little or no operating experience. Accordingly, there can be no assurance that a bakery-cafe opened in a new market will have similar operating results, including average store sales, as our existing bakery-cafes. Bakery-cafes opened in new markets may not perform as expected or may take longer to reach planned operating levels, if at all. Operating results or overall bakery-cafe performance could vary as a result of higher construction, occupancy or general operating costs, a lack of familiarity with our brand which may require us to build local brand awareness, differing demographics, consumer tastes and spending patterns, and variable competitive environments. Additional expenses attributable to costs of delivery from our fresh dough facilities may exceed our expectations in areas not currently served by those facilities.
Our growth strategy also includes opening bakery-cafes in existing markets to increase the penetration rate of our bakery-cafes in those markets. There can be no assurance we will be successful in operating bakery-cafes profitably in new markets or further penetrating existing markets.
We operate in Canada and may expand into other foreign markets and therefore, we may be exposed to uncertainties and risks that could negatively impact our results of operations.
We expanded our operations into Canadian markets by opening two franchise-operated bakery-cafes in the fourth quarter of 2008 and a third franchise-operated bakery-cafe at the beginning of the first quarter of 2009. Our expansion into Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, and political factors, either of which could have a material adverse effect on our financial condition and results of operations if our Canadian operations continue to expand. In addition, if we expand into other foreign markets, we will be subject to other foreign economic conditions and political factors including, but not limited to, taxation, inflation, currency fluctuations, increased regulations and quotas, tariffs and other protectionist measures. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

If we fail to comply with governmental laws or regulations or if these laws or regulations change, our business could suffer.
In connection with the operation of our business, we are subject to extensive federal, state, local and foreign laws and regulations, including those related to:
•	franchise relationships;

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	management and protection of the personal data of our employees and customers;

•	environmental matters.
Our bakery-cafes and fresh dough facilities are licensed and subject to regulation under federal, state and local laws, including business, health, fire and safety codes.
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
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, several states and individual municipalities, including King County, Washington, New York City and the state of California, have adopted regulations requiring that chain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. Likewise, there have been several similar proposals on the national level. As a result, we may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customer flow, decreasing our throughput.
Rising insurance costs could negatively impact our profitability.
We self-insure a significant portion of our expected losses under our workers’ compensation, medical, general, auto and property liability programs. The liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience and data from industry and other actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from these assumptions and historical trends. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves of these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition and results of operations.
Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. These increases, as well as existing or potential legislation changes, such as proposals to require employers to provide health insurance to employees, could negatively impact our operating results.

We are subject to complaints and litigation that could have an adverse effect on our business.
In the ordinary course of our business we may become subject to complaints and litigation alleging that we are responsible for a customer illness or injury suffered at or after a visit to one of our bakery-cafes or to one of our franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, allergens, personal injury or other concerns. In addition, we are subject to litigation by employees, investors, franchisees and others through private actions, class actions or other forums. For example, in January 2008, a purported class action lawsuit was filed against us and three of our current or former executive officers by investors alleging violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit, the outcome of litigation is difficult to assess and quantify and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
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
We have historically acquired existing bakery-cafes and development rights from our franchisees either by negotiated agreement or exercise of our rights of first refusal under the franchise and area development agreements. Additionally, on June 2, 2009, we completed our purchase of Paradise Bakery & Café, Inc., then owner and operator of 32 bakery-cafes and one commissary, and franchisor of 37 bakery-cafes and one commissary. Any acquisition that we undertake involves risk, including:
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
Our operating results may fluctuate significantly from our forecasts, targets or projections because of a number of factors, including the following:
•	changes in average weekly sales and comparable bakery-cafe sales due to:
•	lower customer traffic or average check per transaction, including as a result of the introduction of new menu items;

•	changes in demographics, consumer preferences and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; or

•
unfavorable general economic conditions in the markets in which we operate, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment, lower disposable income due to higher energy or other consumer costs, lower consumer confidence and other events or factors that adversely affect consumer spending.

•	seasonality, including as a result of inclement weather.
•	cost increases due to:
•	changes in our operating costs;

•	labor availability and increased labor costs, including wages of management and associates, compensation, insurance and health care; and

•	changes in business strategy including concept evolution and new designs.
•	profitability of new bakery-cafes, especially in new markets;

•	delays in new bakery-cafe openings;

•	fluctuations in supply costs, shortages or interruptions; and

•	natural disasters and other calamities.
Increased advertising and marketing costs could adversely affect our results of operations.
We expect to dedicate greater resources to advertising and marketing than in previous years. If new advertising and other marketing programs do not drive increased bakery-cafe sales or if the costs of advertising, media or marketing increase greater than expected, our financial results could be materially adversely affected.
Our federal, state and local tax returns have been and may in the future be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.
We are subject to federal, state and local taxes in the United States. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
A regional or global health pandemic could severely affect our business.
A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic occurs, depending upon its duration, location and severity, our business could be severely affected. Generally, we are viewed by our customers as an “everyday oasis”, a friendly, all day destination where people can gather with friends and business colleagues. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of ingredients and products in our supply chain and by causing staffing shortages in our bakery-cafes. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products.

Regional factors could negatively impact our results of operations.
There are several states, particularly in the Midwest region of the United States, in which Panera, our franchisees, or both own and operate a significant number of bakery-cafes. As a result, the economic conditions, state and local laws, government regulations and weather conditions affecting those particular states, or a geographic region generally, may have a material impact upon our results of operations.
Failure to meet market expectations for our financial performance will likely adversely affect the market price of our stock.
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
The average size of a Company-owned bakery-cafe is approximately 4,600 square feet. The square footage of each of our fresh dough facilities is provided below. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally 10 years with renewal options at most locations and our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.
Information with respect to our Company-owned leased fresh dough facilities as of December 29, 2009 is set forth below:

Facility	Square Footage
Atlanta, GA	18,000
Beltsville, MD	26,800
Chicago, IL	30,900
Cincinnati, OH	22,300
Dallas, TX	12,900
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	40,300
Greensboro, NC	19,200
Kansas City, KS	17,000
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	16,500
Phoenix, AZ	9,100
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	14,300
Warren, OH	16,300
Ontario, CAN (2)	300

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

(2)	Company-owned limited production facility co-located with one of our franchised bakery-cafes in Ontario, Canada to support the franchise-operated bakery-cafes located in this market.
As of December 29, 2009, we operated 1,380 bakery-cafes in the following locations:

	Company-	Franchise-
	Owned	Operated	Total
State	Bakery-Cafes	Bakery-Cafes	Bakery-Cafes
Alabama	14	—	14
Arizona	30	5	35
Arkansas	—	5	5
California	39	52	91
Colorado	—	35	35
Connecticut	11	10	21
Delaware	—	3	3
Florida	39	77	116
Georgia	14	18	32
Illinois	69	34	103
Indiana	32	6	38
Iowa	2	15	17
Kansas	—	18	18
Kentucky	15	2	17
Maine	—	4	4
Maryland	—	42	42
Massachusetts	8	36	44
Michigan	47	15	62
Minnesota	23	3	26
Missouri	45	21	66
Nebraska	11	2	13
Nevada	—	5	5
New Hampshire	—	9	9
New Jersey	—	48	48
New York	34	36	70
North Carolina	12	30	42
Ohio	9	89	98
Oklahoma	—	17	17
Oregon	5	4	9
Pennsylvania	23	46	69
Rhode Island	—	6	6
South Carolina	8	6	14
South Dakota	1	—	1
Tennessee	12	16	28
Texas	18	29	47
Utah	—	6	6
Virginia	53	10	63
Washington	11	1	12
West Virginia	—	7	7
Wisconsin	—	24	24
Canada	—	3	3

Totals	585	795	1,380

ITEM 3.	LEGAL PROCEEDINGS
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, we filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to our motion for summary judgment on December 12, 2009, and we filed our reply in support of our motion on December 21, 2009. Our motion for summary judgment is pending as of the date of this filing. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on December 14, 2009, the Court denied our motion. We filed an answer to the complaint on January 27, 2010. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against us and one of our subsidiaries by Pati Johns, a former employee of ours, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although we believe that our policies and practices were lawful and that we had meritorious defenses to each of the claims in this case, following mediation with the plaintiff, we entered into a Court-approved settlement agreement in late fiscal 2008. As a result, we accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which we paid in fiscal 2009.
On December 9, 2009, a purported class action lawsuit was filed against us and one of our subsidiaries by Nick Sotoudeh, a former employee of ours. The lawsuit was filed in the California Superior Court, County of Contra Costa. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.

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
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2009.
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

	December 29, 2009		December 30, 2008
	High	Low	High	Low
First Quarter	$58.03	$43.33	$44.20	$31.52
Second Quarter	$63.75	$49.62	$52.30	$41.02
Third Quarter	$58.05	$48.59	$58.88	$43.64
Fourth Quarter	$68.63	$53.24	$55.91	$36.36
On February 22, 2010, the last sale price for the Class A common stock, as reported on the Nasdaq Global Select Market, was $72.82. As of February 22, 2010, we had approximately 2,043 holders of record of our Class A common stock and approximately 39 holders of record of our Class B common stock.
Dividend Policy
We routinely evaluate various options for the use of our capital, including the potential issuance of dividends; however, we have never paid cash dividends on our capital stock and do not have current plans to pay cash dividends in 2010 as we currently intend to re-invest earnings in continued growth of our operations and our share repurchase program, as discussed below.
Share Repurchase Program
On November 17, 2009, our Board of Directors approved a three year share repurchase program of up to $600 million. The repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. Under the share repurchase program, we repurchased a total of 27,429 shares of our Class A common stock at a weighted-average price of $62.98 per share for an aggregate purchase price of $1.7 million in fiscal 2009. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares. The share repurchase program may be modified, suspended, or discontinued by our Board of Directors at any time.

During the fourth quarter of fiscal 2009, we repurchased Class A common stock as follows:

				Total Number of	Approximate Dollar Value of
				Shares Purchased as	Shares That May Yet Be
	Total Number of		Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased		Paid per Share	Announced Program	Announced Program
September 30, 2009 - October 27, 2009	22	(1)	$50.92	—	$—
October 28, 2009 - December 1, 2009	28,069	(1)(2)	$63.01	27,429	$598,272,419
December 2, 2009 - December 29, 2009	46	(1)	$51.85	—	$598,272,419

Total	28,137		$62.98	27,429	$598,272,419

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

(2)
Includes 27,429 shares of Class A common stock that were repurchased under a Rule 10b5-1 plan, as described above. See Note 12 to our consolidated financial statements for further information regarding the share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the fiscal year ended (1)
	December 29,	December 30,	December 25,	December 26,	December 27,
	2009	2008	2007	2006	2005
Revenues:
Bakery-cafe sales	$1,153,255	$1,106,295	$894,902	$666,141	$499,422
Franchise royalties and fees	78,367	74,800	67,188	61,531	54,309
Fresh dough sales to franchisees	121,872	117,758	104,601	101,299	86,544

Total revenue	1,353,494	1,298,853	1,066,691	828,971	640,275
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$337,599	$332,697	$271,442	$196,849	$143,057
Labor	370,595	352,462	286,238	204,956	151,524
Occupancy	95,996	90,390	70,398	48,602	35,558
Other operating expenses	155,396	147,033	121,325	92,176	70,003

Total bakery-cafe expenses	959,586	922,582	749,403	542,583	400,142
Fresh dough cost of sales to franchisees	100,229	108,573	92,852	85,951	74,654
Depreciation and amortization	67,162	67,225	57,903	44,166	33,011
General and administrative expenses	83,169	84,393	68,966	59,306	46,301
Pre-opening expenses	2,451	3,374	8,289	6,173	5,072

Total costs and expenses	1,212,597	1,186,147	977,413	738,179	559,180

Operating profit	140,897	112,706	89,278	90,792	81,095
Interest expense	700	1,606	483	92	50
Other (income) expense, net	273	883	333	(1,976)	(1,133)

Income before income taxes	139,924	110,217	88,462	92,676	82,178
Income taxes	53,073	41,272	31,434	33,827	29,995

Net income	86,851	68,945	57,028	58,849	52,183
Less: income (loss) attributable to noncontrolling interest	801	1,509	(428)	—	—

Net income attributable to Panera Bread Company	$86,050	$67,436	$57,456	$58,849	$52,183

Earnings per common share attributable to Panera Bread Company:
Basic	$2.81	$2.24	$1.81	$1.88	$1.69

Diluted	$2.78	$2.22	$1.79	$1.84	$1.65

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,667	30,059	31,708	31,313	30,871

Diluted	30,979	30,422	32,178	32,044	31,651

Consolidated balance sheet data:
Cash and cash equivalents	$246,400	$74,710	$68,242	$52,097	$24,451
Short-term investments	$—	$2,400	$23,198	$20,025	$46,308
Total assets	$837,165	$673,917	$698,752	$542,609	$437,667
Long-term liabilities	$97,870	$61,217	$122,807	$35,333	$33,824
Stockholders’ equity	$597,036	$495,162	$446,164	$397,666	$316,978

Franchisee revenues (2)	$1,640,309	$1,542,791	$1,376,430	$1,245,472	$1,097,191
Comparable bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	0.7%	5.8%	1.9%	3.9%	7.4%
Franchise-operated bakery-cafes	0.5%	5.3%	1.5%	4.1%	8.0%
Bakery-cafe data:
Company-owned bakery-cafes open	585	562	532	391	311
Franchise-operated bakery-cafes open	795	763	698	636	566

Total bakery-cafes open	1,380	1,325	1,230	1,027	877

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

(3)
Comparable bakery-cafe sales for fiscal 2009 and fiscal 2007 contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 52 week period in fiscal 2008 (the first 52 weeks in fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2009 would have been approximately 2.3 percent and 2.2 percent, respectively. Adjusted to reflect a comparative 53 week period in fiscal 2007 (52 weeks in fiscal 2007 plus week one of fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 would have been approximately 3.6 percent and 3.4 percent, respectively. Adjusted on a calendar basis to match the specific weeks in fiscal 2009 to the same specific weeks in fiscal 2008, Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2009 would have been 2.6 percent and 2.3 percent, respectively. For further information regarding comparable bakery-cafe sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Our revenues are derived from Company-owned bakery-cafe sales, fresh dough sales to franchisees, and franchise royalties and fees. Fresh dough sales to franchisees are primarily the sales of fresh dough products, tuna and cream cheese to certain of our franchisees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough sales to franchisees relates primarily to the sale of fresh dough products, tuna and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 29, 2009 and December 25, 2007 had 52 weeks. Our fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.
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
Executive Summary of Results
In fiscal 2009, we earned $2.78 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 0.5 percent (0.7 percent for Company-owned bakery-cafes and 0.5 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2008, a 53 week year; system-wide average weekly sales increased 1.8 percent to $39,926 ($39,050 for Company-owned bakery-cafes and $40,566 for franchise-operated bakery-cafes); 69 new bakery-cafes opened system-wide (30 Company-owned bakery-cafes and 39 franchise-operated bakery-cafes); and 14 bakery-cafes closed system-wide (seven Company-owned bakery-cafes and seven franchise-operated bakery-cafes). Our fiscal 2009 results of $2.78 per diluted share included $0.13 per diluted share of net charges, including a $0.07 per diluted share charge to increase reserves for certain state sales tax audit exposures, a charge of $0.04 per diluted share to write-off smallwares and equipment related to the rollout of new china and panini grills, a charge of $0.04 per diluted share related to the closure of bakery-cafes, and a charge of $0.01 per diluted share related to the impairment of one bakery-cafe, partially offset by a $0.03 per diluted share gain recorded on both, the redemptions received during year on our investment in the Columbia Strategic Cash Portfolio and the change in the recorded fair value of the units held during the year.
In fiscal 2008, we earned $2.22 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 5.5 percent (5.8 percent for Company-owned bakery-cafes and 5.3 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2008, a 53 week year; system-wide average weekly sales increased 1.5 percent to $39,239 ($38,066 for Company-owned bakery-cafes and $40,126 for franchise-operated bakery-cafes); 102 new bakery-cafes opened system-wide (35 Company-owned bakery-cafes and 67 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we established a reserve and recorded a charge of $2.8 million, or $0.06 per diluted share, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our fiscal 2008 results of $2.22 per diluted share also included additional charges totaling $0.08 per diluted share, including a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.04 per diluted share, a $0.01 per diluted share impact with respect to on-going legal settlements, a $0.02 per diluted share impact of an unfavorable tax adjustment, and a charge of $0.01 per diluted share for asset write-offs related to our new coffee program.
In fiscal 2007, we earned $1.79 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 1.6 percent (1.9 percent for Company-owned bakery-cafes and 1.5 percent for franchise-operated bakery-cafes); system-wide average weekly sales declined 1.2 percent to $38,668 ($37,548 for Company-owned bakery-cafes and $39,433 for franchise-operated bakery-cafes); and 169 new bakery-cafes opened system-wide, including 89 Company-owned bakery-cafes and 80 franchise-operated bakery-cafes. Additionally, we acquired 36 bakery-cafes from franchisees, we sold one bakery-cafe to a franchisee, and 10 bakery-cafes were closed system-wide, including five Company-owned bakery-cafes and five franchise-operated bakery-cafes. Further, on February 1, 2007, we purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc., referred to as Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary. Our fiscal 2007 results of $1.79 per diluted share also included charges totaling $0.03 per diluted share, which is comprised of a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.02 per diluted share and a charge of $0.01 per diluted share related to the discontinuation of our Crispani® product line.

Consolidated Statements of Operations Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Revenues:
Bakery-cafe sales	85.2%	85.2%	83.9%
Franchise royalties and fees	5.8	5.8	6.3
Fresh dough sales to franchisees	9.0	9.1	9.8

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.3%	30.1%	30.3%
Labor	32.1	31.9	32.0
Occupancy	8.3	8.2	7.9
Other operating expenses	13.5	13.3	13.6

Total bakery-cafe expenses	83.2	83.4	83.7
Fresh dough cost of sales to franchisees (2)	82.2	92.2	88.8
Depreciation and amortization	5.0	5.2	5.4
General and administrative expenses	6.1	6.5	6.5
Pre-opening expenses	0.2	0.3	0.8

Total costs and expenses	89.6	91.3	91.6

Operating profit	10.4	8.7	8.4
Interest expense	0.1	0.1	0.1
Other (income) expense, net	—	0.1	—

Income before income taxes	10.3	8.5	8.3
Income taxes	3.9	3.2	2.9

Net income	6.4	5.3	5.4
Less: net income attributable to noncontrolling interest	0.1	0.1	—

Net income attributable to Panera Bread Company	6.4%	5.2%	5.4%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough facility sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Number of bakery-cafes:
Company-owned:
Beginning of period	562	532	391
Bakery-cafes opened	30	35	89
Bakery-cafes closed	(7)	(5)	(5)
Bakery-cafes acquired from franchisees (1)	—	—	36
Bakery-cafes acquired (2)	—	—	22
Bakery-cafe sold to a franchisee (3)	—	—	(1)

End of period	585	562	532

Franchise-operated:
Beginning of period	763	698	636
Bakery-cafes opened	39	67	80
Bakery-cafes closed	(7)	(2)	(5)
Bakery-cafes sold to Company (1)	—	—	(36)
Bakery-cafes acquired (2)	—	—	22
Bakery-cafe purchased from Company (3)	—	—	1

End of period	795	763	698

System-wide:
Beginning of period	1,325	1,230	1,027
Bakery-cafes opened	69	102	169
Bakery-cafes closed	(14)	(7)	(10)
Bakery-cafes acquired (2)	—	—	44

End of period	1,380	1,325	1,230

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
Comparable Bakery-Cafe Sales
Fiscal 2009 and fiscal 2007 each contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of $14.4 million and $21.4 million, respectively, of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes. Accordingly, we believe it is appropriate to provide the following three separate measures of comparable bakery-cafe sales for fiscal 2009: calendar basis, adjusted fiscal basis, and fiscal basis.
Calendar Basis
We believe that comparable bakery-cafe sales percentages presented on a calendar basis, which match the specific weeks in a fiscal year to the same specific weeks in another, are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods from one year to another or by additional weeks of sales in a particular fiscal period. Comparable bakery-cafe sales growth on a calendar basis for the fiscal year ended December 29, 2009 was 2.6 percent, 2.3 percent and 2.4 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. The comparable Company-owned bakery-cafe sales growth on a calendar basis was driven by approximately 0.3 percent transaction growth and approximately 2.3 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.8 percent and negative mix impact of approximately 0.5 percent in comparison to the prior fiscal year.

Adjusted Fiscal Basis
We believe that presenting a comparison of adjusted fiscal 2008 sales results, which include only a 52 week period (the first 52 weeks in fiscal 2008), to fiscal 2009 sales results provides a more meaningful explanation of comparable bakery-cafe sales over those periods. Similarly, we believe that presenting a comparison of adjusted fiscal 2007 sales results, which include a 53 week period (52 weeks in fiscal 2007 plus week one of fiscal 2008), to fiscal 2008 sales results provides a more meaningful explanation of comparable bakery-cafe sales over those periods. Comparable bakery-cafe sales growth on an adjusted fiscal basis for fiscal 2009 was 2.3 percent, 2.2 percent and 2.2 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. Comparable bakery-cafe sales growth on an adjusted fiscal basis for fiscal 2008 was 3.6 percent, 3.4 percent and 3.4 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. The fiscal 2009 comparable Company-owned bakery-cafe sales growth on an adjusted fiscal basis was driven by approximately 2.3 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.8 percent and negative mix impact of approximately 0.5 percent in comparison to the prior fiscal year.
Fiscal Basis
Comparable bakery-cafe sales growth for the fiscal periods indicated were as follows:

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
	(52 weeks)	(53 weeks)	(52 weeks)
Company-owned	0.7%	5.8%	1.9%
Franchise-operated	0.5%	5.3%	1.5%
System-wide	0.5%	5.5%	1.6%
The 0.7 percent growth in fiscal 2009 comparable Company-owned bakery-cafe sales was driven by approximately 1.9 percent of transaction decline and 2.6 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 2.8 percent and negative mix impact of 0.2 percent in comparison to the prior fiscal year.
Results of Operations
Fiscal 2009 Compared to Fiscal 2008
Revenues
Total revenues in fiscal 2009 increased 4.2 percent to $1,353.5 million compared to $1,298.9 million in fiscal 2008, which included the impact from the additional week of total revenues of approximately $21.2 million in fiscal 2008, a 53 week year. The growth in total revenue in fiscal 2009 compared to the prior year was primarily due to the opening of 69 new bakery-cafes system-wide in fiscal 2009 and, to a lesser extent, the 0.5 percent increase in system-wide comparable bakery-cafe sales in fiscal 2009, which included the impact of the additional week of sales in fiscal 2008, partially offset by the closure of 14 bakery-cafes system-wide in fiscal 2009.
The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
System-wide average weekly sales	$39,926	$39,239	1.8%
Bakery-cafe sales in fiscal 2009 increased 4.2 percent to $1,153.3 million compared to $1,106.3 million in fiscal 2008, which included the impact from the additional week of bakery-cafe sales of approximately $17.5 million in fiscal 2008. The increase in bakery-cafe sales in fiscal 2009 compared to the prior fiscal year was primarily due to the opening of 30 new Company-owned bakery-cafes and, to a lesser extent, the previously described 0.7 percent increase in comparable Company-owned bakery-cafe sales in fiscal 2009, which included the impact of the additional week of sales in fiscal 2008, partially offset by the closure of seven Company-owned bakery-cafes. In total, Company-owned bakery-cafe sales as a percentage of total revenue remained consistent at 85.2 percent in both fiscal 2009 and fiscal 2008. In addition, the increase in average weekly sales for Company-owned bakery-cafes in fiscal 2009 compared to the prior fiscal year was primarily due to the previously described average check growth that resulted from our initiative to drive add-on sales and our category management initiative. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
Company-owned average weekly sales	$39,050	$38,066	2.6%
Company-owned number of operating weeks	29,533	29,062	1.6%
Franchise royalties and fees in fiscal 2009 increased 4.8 percent to $78.4 million compared to $74.8 million in fiscal 2008, which included the impact from the additional week of franchise royalties and fees of approximately $1.5 million in fiscal 2008. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008
Franchise royalties	$77,119	$72,565
Franchise fees	1,248	2,235

Total	$78,367	$74,800

The increase in franchise royalty and fee revenue in fiscal 2009 compared to the prior fiscal year was attributed to the opening of 39 new franchise-operated bakery-cafes and, to a lesser extent, the 0.5 percent increase in comparable franchise-operated bakery-cafe sales in fiscal 2009, which included the additional week of sales in fiscal 2008, partially offset by the closure of seven franchise-operated bakery-cafes. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
Franchise average weekly sales	$40,566	$40,126	1.1%
Franchise number of operating weeks	40,436	38,449	5.2%
As of December 29, 2009, there were 795 franchise-operated bakery-cafes open and commitments to open 240 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
Fresh dough sales to franchisees in fiscal 2009 increased 3.5 percent to $121.9 million compared to $117.8 million in fiscal 2008, which included the impact from the additional week of fresh dough sales to franchisees of approximately $2.2 million in fiscal 2008. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since the prior fiscal year and due to the year-over-year roll in of increases in our sales prices of dough products to franchisees taken in the second half of fiscal 2008, partially offset by the closure of seven franchise-operated bakery-cafes.
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
The cost of food and paper products was $337.6 million, or 29.3 percent of bakery-cafe sales in fiscal 2009 compared to $332.7 million, or 30.1 percent of bakery-cafe sales, in fiscal 2008. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to decreases in certain commodity costs, including wheat and fuel; category management initiatives such as product mix management and pricing strategy; cost savings in procurement; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2009, there was an average of 62.5 bakery-cafes per fresh dough facility compared to an average of 62.0 in fiscal 2008.

Labor expense was $370.6 million, or 32.1 percent of bakery-cafe sales, in fiscal 2009 compared to $352.5 million, or 31.9 percent of bakery-cafe sales, in fiscal 2008. The increase in labor expense as a percentage of bakery-cafe sales was primarily due to increasing medical costs and our investment in staffing for certain sampling events.
Occupancy cost was $96.0 million, or 8.3 percent of bakery-cafe sales, in fiscal 2009 compared to $90.4 million, or 8.2 percent of bakery-cafe sales, in fiscal 2008. The modest increase in occupancy cost as a percentage of bakery-cafe sales was primarily due to increases in real estate taxes and common area maintenance costs and a $0.3 million charge in fiscal 2009 related to the closure of two bakery-cafes.
Other operating expenses were $155.4 million, or 13.5 percent of bakery-cafe sales, in fiscal 2009 compared to $147.0 million, or 13.3 percent of bakery-cafe sales, in fiscal 2008. The increase in other operating expenses as a percentage of bakery-cafe sales was primarily due to a charge for the write-off of smallwares and equipment related to the rollout of new china and panini grills of approximately $1.2 million, a charge of $1.1 million related to the write-off of assets as a result of the closure of three bakery-cafes, and a charge of $0.6 million related to the impairment of one bakery-cafe. Fiscal 2008 results included a charge of $0.4 million related to asset write-offs involving our new coffee program.
Fresh dough cost of sales to franchisees was $100.2 million, or 82.2 percent of fresh dough sales to franchisees, in fiscal 2009 compared to $108.6 million, or 92.2 percent of fresh dough sales to franchisees, in fiscal 2008. The decrease in the fresh dough cost of sales to franchisees as a percentage of fresh dough sales to franchisees was primarily the result of the aforementioned decrease in wheat costs, as well as the year-over-year roll-in of dough pricing taken in the first half of 2008, partially offset by lower sales of our fresh dough units per bakery-cafe.
General and administrative expenses were $83.2 million, or 6.1 percent of total revenue, in fiscal 2009 compared to $84.4 million, or 6.5 percent of total revenue, in fiscal 2008. The year-over-year decrease in general and administrative expenses as a percent of total revenues was primarily due to a charge of $2.8 million included in the fiscal 2008 results for severance, a write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans, a charge of $0.6 million included in the fiscal 2008 results related to legal settlements, and due to disciplined expense management in fiscal 2009, partially offset by higher incentive based compensation in fiscal 2009 driven by the Company’s strong operating performance.
Interest Expense
Interest expense was $0.7 million, or 0.1 percent of total revenues, in fiscal 2009 compared to $1.6 million, or 0.1 percent of total revenues, in fiscal 2008. The year-over-year decrease in interest expense was primarily a result of debt outstanding during fiscal 2008 while there was no debt outstanding in fiscal 2009.
Other Income and Expense
Other income and expense in fiscal 2009 decreased to $0.3 million of expense, or less than 0.1 percent of total revenue, from $0.9 million of expense, or 0.1 percent of total revenue, in fiscal 2008. Other income and expense, net for fiscal 2009 was comprised of a $3.5 million charge for a potential state sales tax audit exposure, partially offset by a net gain of $1.3 million related to the Columbia Portfolio, a net gain of $1.0 million on the company-owned life insurance program, and $0.9 million related to interest income and other factors. Other income and expense, net for fiscal 2008 was comprised of a net $1.9 million loss attributable to the Columbia Portfolio, partially offset by $1.0 million related to interest income and other factors.
Income Taxes
The provision for income taxes increased to $53.1 million in fiscal 2009 compared to $41.3 million in fiscal 2008. The tax provision for fiscal 2009 and fiscal 2008 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 38.0 percent, respectively. Variances in the effective tax rate between fiscal 2009 and fiscal 2008 were primarily a result of the impact of certain changes in state tax laws resulting in an increase in the year-over-year effective tax rate for fiscal 2009. The tax provision in fiscal 2009 also included a $0.3 million increase in our reserves for potential audit exposures. The tax provision in fiscal 2008 included a $1.0 million increase in our reserves for potential exposures relating to various ongoing tax audits and legal and legislative developments in certain jurisdictions not yet under audit, offset by a $0.5 million favorable adjustment to recognize the benefit of tax credits not previously recognized.

Fiscal 2008 Compared to Fiscal 2007
Revenues
Including the impact from the additional week of total revenues of approximately $21.2 million in fiscal 2008, a 53 week year, total revenues in fiscal 2008 increased 21.8 percent to $1,298.9 million compared to $1,066.7 million in fiscal 2007. The growth in total revenue in fiscal 2008 compared to the prior year was primarily due to the opening of 102 new bakery-cafes system-wide in fiscal 2008, a full fiscal year of revenue from 44 system-wide bakery-cafes, which we acquired on February 1, 2007 in connection with our purchase of 51 percent of the outstanding stock of Paradise, the impact of the extra week of total revenues in fiscal 2008, and the increase in system-wide comparable bakery-cafe sales in fiscal 2008 of 5.5 percent, which included the impact of the additional week of sales in fiscal 2008.
The system-wide average weekly sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
System-wide average weekly sales	$39,239	$38,668	1.5%
Including the impact from the additional week of bakery-cafe sales of approximately $17.5 million in fiscal 2008, bakery-cafe sales for fiscal 2008 increased 23.6 percent to $1,106.3 million compared to $894.9 million for fiscal 2007. The increase in bakery-cafe sales for fiscal 2008 compared to the prior fiscal year was primarily due to the opening of 35 new Company-owned bakery-cafes, the impact from a full fiscal year of revenue from the 36 bakery-cafes acquired from franchisees in 2007, the impact of the extra week of bakery-cafe sales in fiscal 2008, and the 5.8 percent increase in comparable Company-owned bakery-cafe sales for fiscal 2008, which included the impact of the additional week of sales. This 5.8 percent increase in comparable bakery-cafe sales was driven by approximately 5.1 percent in average sales price increases and by approximately 0.7 percent from net increases in transaction/mix in comparison to the same period in the prior year. Bakery-cafe sales were also positively impacted by revenues from the 22 Paradise company-owned bakery-cafes acquired on February 1, 2007 and consolidated into our results prospectively from the acquisition date. In total, Company-owned bakery-cafe sales as a percentage of total revenue increased by 1.3 percentage points to 85.2 percent for fiscal 2008, which included the additional week of sales, as compared to 83.9 percent in the prior fiscal year. Bakery-cafes included in comparable sales increases and not included in comparable sales increases consisted of 20.4 percent and 79.6 percent, respectively, of the $211.4 million increase in sales from the prior fiscal year, which included the additional week of sales in fiscal 2008. In addition, average weekly sales for Company-owned bakery-cafes for fiscal 2008 increased as compared to the prior year primarily due to price increases and operational initiatives focused on speed and accuracy to improve average weekly sales for new bakery-cafe openings, partially offset by a decrease in transactions. The average weekly sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
Company-owned average weekly sales	$38,066	$37,548	1.4%
Company-owned number of operating weeks	29,062	23,834	21.9%
Including the impact from the additional week of franchise royalties and fees of approximately $1.5 million in fiscal 2008, franchise royalties and fees in fiscal 2008 increased 11.3 percent to $74.8 million compared to $67.2 million in fiscal 2007. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 30, 2008	December 25, 2007
Franchise royalties	$72,565	$64,581
Franchise fees	2,235	2,607

Total	$74,800	$67,188

The increase in royalty revenue in fiscal 2008 compared to the prior fiscal year was attributed to the opening of 67 new franchise-operated bakery-cafes, the impact of the extra week of revenue in fiscal 2008, and the 5.3 percent increase in comparable franchise-operated bakery-cafe sales in fiscal 2008, which included the additional week of sales. Franchise royalties and fees were also positively impacted by the consolidation of royalties and fees from the 22 Paradise franchise-operated bakery-cafes acquired on February 1, 2007 and included in our results prospectively from the acquisition date, partially offset by the sale of 36 bakery-cafes by franchisees to us in fiscal 2007. Franchise-operated bakery-cafes included in comparable sales increases and not included in comparable sales increases contributed 38.7 percent and 61.3 percent, respectively, of the $166.4 million increase in sales from the prior fiscal year, which included the additional week of sales in fiscal 2008. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 30, 2008	December 25, 2007	Change
Franchise average weekly sales	$40,126	$39,433	1.8%
Franchise number of operating weeks	38,449	34,905	10.2%
As of December 30, 2008, there were 763 franchise-operated bakery-cafes open and commitments to open 265 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes were established in the various Area Development Agreements, referred to as ADAs with franchisees, which provide for the majority to open in the next four to five years. In fiscal 2009, we expected our area developers to open approximately 48 to 54 new franchise-operated bakery-cafes. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements when it determines that such action is warranted under the particular circumstances.
Including the impact from the additional week of fresh dough sales to franchisees of approximately $2.2 million in fiscal 2008, fresh dough sales to franchisees in fiscal 2008 increased 12.6 percent to $117.8 million compared to $104.6 million in fiscal 2007. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since the prior fiscal year, higher overall franchise-operated bakery-cafe sales demonstrated by the 5.3 percent increase in comparable franchise-operated bakery-cafe sales percentages in fiscal 2008, which included the additional week of sales, increases in our sales prices of dough products to franchisees compared to the same periods in the prior year, and the impact of the extra week of sales in fiscal 2008.
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
The cost of food and paper products was $332.7 million, or 30.1 percent of bakery-cafe sales in fiscal 2008 compared to $271.4 million or 30.3 percent of bakery-cafe sales in fiscal 2007. Despite significant increases in input costs, we slightly decreased the cost of food and paper products percent of bakery-cafe sales rate through several means, including category management initiatives, leverage from higher sales prices, and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2008, there was an average of 62.0 bakery-cafes per fresh dough facility compared to an average of 55.8 for the same fiscal period in 2007. Partially offsetting these decreases were significant commodity cost increases on primarily wheat and diesel, coupled with general inflationary cost increases.
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
Fresh dough cost of sales to franchisees was $108.6 million, or 92.2 percent of fresh dough sales to franchisees, in fiscal 2008, compared to $92.9 million, or 88.8 percent of fresh dough sales to franchisees, in fiscal 2007. The increase in the fresh dough cost of sales to franchisees rate in fiscal 2008 compared to the prior fiscal year was primarily the result of the year-over-year significant increase in wheat costs and diesel costs per gallon previously described, which were only partially offset by our ability to increase prices and our improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings.
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
Liquidity and Capital Resources
Cash and cash equivalents were $246.4 million at December 29, 2009 compared to $74.7 million at December 30, 2008. This $171.7 million increase was primarily a result of $214.9 million of cash generated from operations, $22.8 million received from the exercise of employee stock options, and $5.5 million received in investment maturity proceeds, partially offset by $54.7 million used for capital expenditures and $20.1 million used to repurchase the remaining 49 percent of Paradise in fiscal 2009. Our primary source of liquidity was cash provided by operations, although in prior years we have also borrowed under a credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $179.8 million at December 29, 2009 compared to $24.4 million at December 30, 2008. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $171.7 million, a $8.7 million increase in deferred income taxes and a $3.4 million increase in trade and other accounts receivable, partially offset by an increase in accrued expenses of $25.9 million. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 29, 2009	December 30, 2008	December 25, 2007
Operating activities	$214,904	$157,324	$154,245
Investing activities	$(49,219)	$(48,705)	$(197,493)
Financing activities	$6,005	$(102,151)	$59,393

Net increase in cash and cash equivalents	$171,690	$6,468	$16,145
Operating Activities
Cash flows provided by operating activities in fiscal 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and the tax benefit from exercise of stock options, an increase in non-acquisition accrued expenses, accounts payable and deferred rent, partially offset by an increase in non-acquisition prepaid expenses. Cash flows provided by operating activities in fiscal 2008 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred taxes, and the tax benefit from exercise of stock options, a decrease in trade and other accounts receivable, an increase in deferred rent, an increase in other long-term liabilities and non-acquisition accrued expenses, partially offset by an increase in prepaid expenses. Cash flows provided by operating activities in fiscal 2007 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred taxes, and the tax benefit from exercise of stock options, a decrease in prepaid expenses and deferred rent and non-acquisition accrued expenses, partially offset by an increase in trade and other receivables.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new Company-owned bakery-cafes and fresh dough facilities, improvements to existing Company-owned bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
New bakery-cafe and fresh dough facilities	$28,036	$39,122	$92,864
Bakery-cafe and fresh dough facility improvements	21,695	20,665	27,617
Other capital needs	4,953	3,376	3,652

Total	$54,684	$63,163	$124,133

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that our cash flows from operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 80 to 90 system-wide bakery-cafe openings in fiscal 2010. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $850,000, which is net of landlord allowances and excludes capitalized development overhead.

Business Combinations
We used $2.7 million and $71.0 million of cash flows for acquisitions, net of cash acquired as applicable, in fiscal 2008 and fiscal 2007, respectively. In fiscal 2008, we made required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007 and we paid additional purchase price of $0.2 million related to the settlement of certain purchase price adjustments for the fiscal first quarter 2007 Paradise acquisition. As of December 30, 2008, we had no contingent or accrued purchase price remaining from previously completed acquisitions. In fiscal 2007, we made required payments of the remaining acquisition purchase price of $9.6 million, including accrued interest, for certain acquisitions completed in late fiscal 2006 and the first half of fiscal 2007. Additionally, we paid $61.4 million for the acquisitions of 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary, and franchisor of 22 bakery-cafes and one commissary, and 36 bakery-cafes, as well as two bakery-cafes then under construction, from franchisees. As of December 25, 2007, we had a total of $2.5 million of accrued purchase price affiliated with acquisitions completed in fiscal 2007, which was paid in fiscal 2008. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2008 and 2007.
Investments
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which was an enhanced cash fund previously sold as an alternative to traditional money-market funds. The Columbia Portfolio included investments in certain asset-backed securities and structured investment vehicles that were collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that unfavorably affected the fair value and liquidity of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and was closed, with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007.
During fiscal 2009, we received $5.5 million of cash redemptions at an average net asset value of $0.861 per unit, which fully redeemed our remaining units in the Columbia Portfolio, and we classified the redemptions as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized gain on the Columbia Portfolio units of $1.3 million in fiscal 2009 related to the fair value measurements and redemptions received and included the net gain in net cash provided by operating activities. As the Columbia Portfolio units were no longer trading and, therefore, had little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.650 per unit, or $4.1 million, as of December 30, 2008, and $0.960 per unit, or $23.2 million, as of December 25, 2007. During fiscal 2008, we received $17.2 million of cash redemptions at an average net asset value of $0.963 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.9 million in fiscal 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities. During fiscal 2007, we received $2.4 million of cash redemptions at an average net asset value of $0.988 subsequent to the withdrawal restriction, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Portfolio units of $1.0 million in fiscal 2007 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.
During fiscal 2009 and fiscal 2008, we had no investments in U.S. treasury notes and government agency securities, and we made no additional purchases of investments. During fiscal 2007, the remaining $20.0 million of investments in government securities outstanding matured or were called by the issuer and we did not purchase any additional investments in government securities. We recognized interest income on the investments in government securities of $0.2 million during fiscal 2007. This interest income included premium amortization of $0.03 million and is classified in other (income) expense, net in our consolidated financial statements.
Financing Activities
Financing activities in fiscal 2009 included $22.8 million received from the exercise of employee stock options, $5.1 million received from the tax benefit from exercise of stock options, and $1.6 million received from the issuance of common stock under employee benefit plans, partially offset by $20.1 million used to purchase the remaining interest of Paradise and $3.5 million to repurchase our Class A common stock. Financing activities in fiscal 2008 included $75.0 million used in net repayments under our credit facility, $48.9 million used to repurchase our Class A common stock, $17.6 million received from the exercise of stock options, $3.4 million received from the tax benefit from the exercise of stock options, $1.9 million received from the issuance of common stock under employee benefit plans, and $1.2 million used for debt issuance costs. Financing activities in fiscal 2007 included $75.0 million from borrowings under a credit facility, $6.6 million from the exercise of stock options, $3.7 million from the tax benefit from exercise of stock options, $1.8 million from the issuance of common stock under employee benefit plans, $27.5 million used to repurchase common stock and $0.2 million used for debt issuance costs.

Purchase of Noncontrolling Interest
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
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase program of up to $600 million of our Class A common stock. The share repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares. The repurchase program may be modified, suspended, or discontinued by our Board of Directors at any time. Under the share repurchase program, we repurchased a total of 27,429 shares of our Class A common stock at a weighted-average price of $62.98 per share for an aggregate purchase price of $1.7 million in fiscal 2009.
On November 27, 2007, in connection with a share repurchase program approved by our Board of Directors on November 20, 2007, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of our Class A common stock, subject to maximum per share purchase price. Under the share repurchase program, we repurchased a total of 752,930 shares of our Class A common stock at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million during fiscal 2007. During fiscal 2008, we repurchased a total of 1,413,358 shares of our Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million, which completed this share repurchase program. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares.
We have historically repurchased shares of our Class A common stock through a share repurchase program approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. During fiscal 2009, we repurchased 32,135 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $53.66 per share for an aggregate purchase price of $1.7 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2008, we repurchased 20,378 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $49.87 per share for an aggregate purchase price of $1.0 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2007, we repurchased 6,594 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $43.62 per share for an aggregate purchase price of $0.3 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs.
Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of December 29, 2009 and December 30, 2008, we had no balance outstanding under the Amended and Restated Credit Agreement.

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
Revenue Recognition
We recognize revenue from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenue from fresh dough sales to franchisees is recorded upon delivery of fresh dough to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. Further, franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement, or ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Royalties are generally paid weekly based on a percentage of sales specified in each ADA (generally 4 percent to 5 percent of sales). Royalties are recognized as revenue when they are earned.
Valuation of Goodwill
We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. At December 29, 2009 and December 30, 2008, our goodwill balance was $87.5 million and $87.3 million, respectively. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the first day of the fourth quarter of each year. Impairment is tested in accordance with the accounting standard for goodwill, by comparing the carrying value of the reporting unit to its estimated fair value. As quoted market prices for our reporting units are not available, fair value is estimated based on the present value of expected future cash flows, with forecasted average growth rates of approximately four percent and average discount rates of 10 percent used in the fiscal 2009 analysis for the reporting units, which are commensurate with the risks involved in the reporting units. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes; (ii) commodity costs, such as wheat and fuel; and (iii) acceptance of our pricing actions undertaken in response to rapidly changing commodity prices and other product costs. Refer to “Forward-Looking Statements” included in the beginning of our fiscal 2009 Form 10-K for further information regarding the impact of estimates of future cash flows.
The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical decrease in cash flows, and made changes to our projected growth rate and discount rate which we believe are considered appropriate. Based on the goodwill analysis performed as of September 30, 2009, the first day of our fiscal fourth quarter, the outlined changes in our assumptions would not affect the results of the impairment test, as all reporting units still have an excess of fair value over the carrying value.
As of December 29, 2009, we determined there was no impairment of goodwill. While the fair value of our reporting units exceeded carrying value under the present value of expected future cash flows model by more than 100 percent for all of our reporting units, there can be no assurance future goodwill impairment tests will not result in a charge to earnings.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.5 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 29, 2009, we believe we have provided adequate reserves for our self-insurance exposure. As of December 29, 2009 and December 30, 2008, self-insurance reserves were $15.9 million and $12.1 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets.
Income Taxes
We are subject to income taxes in the U.S. and Canada. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The accounting standard on income taxes contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such determination is made. Our provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

Lease Obligations
We lease our bakery-cafes, fresh dough facilities and trucks and support centers. Each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.
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
Management makes judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each bakery-cafe and fresh dough facility is amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
Stock-Based Compensation
We account for stock-based compensation in accordance with the accounting standard for share based payment, which requires us to measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. We maintain several stock-based incentive plans under which we may grant incentive stock options, non-statutory stock options and stock settled appreciation rights, referred to collectively as option awards, to certain directors, officers, employees and consultants. We also may grant restricted stock and restricted stock units and we offer a stock purchase plan through which employees may purchase our Class A common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and we recognize compensation expense on the 15 percent discount.
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions including the estimate of the following:
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

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the option awards expected term.
•	Dividend yield — The dividend yield is based on our anticipated dividend payout over the expected term of the option awards.

Additionally, we use historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. Changes in these assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amount of stock-based compensation expense recognized in the Consolidated Statements of Operations. The fair value of the awards is amortized over the vesting period. Option awards and restricted stock generally vest ratably over a four-year period beginning two years from the date of grant and option awards generally have a six-year term.
Contractual Obligations and Other Commitments
We currently anticipate 80 to 90 system-wide bakery-cafe openings in fiscal 2010. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. As of December 29, 2009, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the fiscal periods indicated (in thousands):

	Total	In 2010	2011-2012	2013-2014	After 2014
Operating Leases (1)	$888,821	$82,017	$164,163	$160,832	$481,809
Purchase Obligations (2)	$52,940	43,350	8,590	1,000	—
Uncertain Tax Positions (3)	$4,355	2,947	1,065	343	—

Total	$946,116	$128,314	$173,818	$162,175	$481,809

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 29, 2009 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 29, 2009, we guaranteed operating leases of 27 franchisee bakery-cafes and four locations of our former Au Bon Pain division, or its franchisees, which we account for in accordance with the accounting guidance for guarantees. These leases have terms expiring on various dates from January 31, 2010 to December 31, 2018 and have a potential amount of future rental payments of approximately $30.0 million as of December 29, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. As of December 29, 2009, future commitments under these leases were as follows (in thousands):

	Total	In 2010	2011-2012	2013-2014	After 2014
Subleases and Lease Guarantees (1)	$30,040	$3,975	$6,246	$5,910	$13,909

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our operating leases.

Employee Commitments
We have Confidential and Proprietary Information and Non-Competition Agreements, referred to as Non-Compete Agreements, with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Non-Compete Agreement. We have not recorded a liability for these amounts potentially due employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 29, 2009, the total amount potentially owed employees under these Non-Compete Agreements was $12.0 million.
Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., or Millennium, as borrower, and certain of Millennium’s present and future subsidiaries, which we refer to as Franchisee Guarantors, who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Covenants under the credit agreement require Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, on December 10, 2009 the maturity date was extended to February 19, 2010, and on February 22, 2010 the maturity date was extended to March 30, 2010. The credit facility is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with our then current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which included any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes, excluding overhead expenses of Panera Bread ULC. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the three bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. The remaining Cdn. $0.2 million receivable was resolved during fiscal 2009. The Cdn. $3.5 million note receivable from Millennium is included in other accounts receivable in the Consolidated Balance Sheets as of December 29, 2009.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food, supply, labor, occupancy and other costs. In the past, we have been able to recover a significant portion of inflationary costs and commodity price increases, including, among other things, fuel, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the volatility recently experienced in fiscal 2008 in certain commodity markets, such as those for wheat, fuel, and proteins, such as chicken or turkey, may have an adverse effect on us in the future. The extent of the impact will depend on our ability and timing to increase food prices.
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
Commodity Risk
We manage our commodity risk in several ways. On occasion, we have entered into swap agreements to manage our fluctuating butter prices. All derivative instruments are entered into for other than trading purposes. In fiscal 2009 and 2008, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour, coffee and proteins, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
Interest Rate Sensitivity
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $250.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50 percent) or (2) LIBOR plus an applicable rate ranging from 0.75 percent to 1.50 percent as set forth in the Amended and Restated Credit Agreement. We did not have an outstanding balance on our borrowings at December 29, 2009. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our results of operations.
Foreign Currency Exchange Risk
In the fourth quarter of fiscal 2008, we expanded our operations into Canadian markets by opening two franchise-operated bakery-cafes. We opened one additional bakery-cafe in Canada in the first quarter of fiscal 2009. Our operating expenses and cash flows are subject to fluctuations due to changes in the exchange rate of the Canadian Dollar, in which our operating obligations in Canada are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 29, 2009 and December 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
St. Louis, MO
February 26, 2010

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 29, 2009	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$246,400	$74,710
Short-term investments	—	2,400
Trade accounts receivable, net	17,317	15,198
Other accounts receivable	11,176	9,944
Inventories	12,295	11,959
Prepaid expenses	16,211	14,265
Deferred income taxes	18,685	9,937

Total current assets	322,084	138,413
Property and equipment, net	403,784	417,006
Other assets:
Goodwill	87,481	87,334
Other intangible assets, net	19,195	20,475
Long-term investments	—	1,726
Deposits and other	4,621	8,963

Total other assets	111,297	118,498

Total assets	$837,165	$673,917

LIABILITIES
Current liabilities:
Accounts payable	$6,417	$4,036
Accrued expenses	135,842	109,978

Total current liabilities	142,259	114,014
Deferred rent	43,371	39,780
Deferred income taxes	28,813	—
Other long-term liabilities	25,686	21,437

Total liabilities	240,129	175,231
Commitments and contingencies (Note 13)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,364,915 issued and 30,196,808 outstanding in 2009 and 29,557,849 issued and 29,421,877 outstanding in 2008	3	3
Class B, 10,000,000 shares authorized; 1,392,107 issued and outstanding in 2009 and 1,398,242 in 2008	—	—
Treasury stock, carried at cost; 168,107 shares in 2009 and 135,972 shares in 2008	(3,928)	(2,204)
Additional paid-in capital	168,288	151,358
Accumulated other comprehensive income (loss)	224	(394)
Retained earnings	432,449	346,399

Total Panera Bread Company stockholders’ equity	597,036	495,162
Noncontrolling interest	—	3,524

Total Equity	$597,036	$498,686

Total Equity and Liabilities	$837,165	$673,917

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Revenues:
Bakery-cafe sales	$1,153,255	$1,106,295	$894,902
Franchise royalties and fees	78,367	74,800	67,188
Fresh dough sales to franchisees	121,872	117,758	104,601

Total revenue	1,353,494	1,298,853	1,066,691
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$337,599	$332,697	$271,442
Labor	370,595	352,462	286,238
Occupancy	95,996	90,390	70,398
Other operating expenses	155,396	147,033	121,325

Total bakery-cafe expenses	959,586	922,582	749,403
Fresh dough cost of sales to franchisees	100,229	108,573	92,852
Depreciation and amortization	67,162	67,225	57,903
General and administrative expenses	83,169	84,393	68,966
Pre-opening expenses	2,451	3,374	8,289

Total costs and expenses	1,212,597	1,186,147	977,413

Operating profit	140,897	112,706	89,278
Interest expense	700	1,606	483
Other (income) expense, net	273	883	333

Income before income taxes	139,924	110,217	88,462
Income taxes	53,073	41,272	31,434

Net income	86,851	68,945	57,028
Less: net income (loss) attributable to noncontrolling interest	801	1,509	(428)

Net income attributable to Panera Bread Company	$86,050	$67,436	$57,456

Earnings per common share attributable to Panera Bread Company:
Basic	$2.81	$2.24	$1.81

Diluted	$2.78	$2.22	$1.79

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,667	30,059	31,708

Diluted	30,979	30,422	32,178

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Cash flows from operations:
Net income	$86,851	$68,945	$57,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,162	67,225	57,903
(Gain) Loss from short-term investments	(1,339)	1,910	967
Stock-based compensation expense	8,661	7,954	7,255
Tax benefit from exercise of stock options	(5,095)	(3,376)	(3,731)
Deferred income taxes	22,950	(4,107)	(7,276)
Other	2,799	228	725
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	(3,554)	11,650	(5,549)
Inventories	(336)	(565)	(1,798)
Prepaid expenses	(2,224)	(8,966)	6,884
Deposits and other	100	1,042	231
Accounts payable	2,381	(2,290)	(815)
Accrued expenses	28,901	5,450	32,398
Deferred rent	3,591	6,211	5,885
Other long-term liabilities	4,056	6,013	4,138

Net cash provided by operating activities	214,904	157,324	154,245

Cash flows from investing activities:
Additions to property and equipment	(54,684)	(63,163)	(124,133)
Proceeds from sale of assets	—	—	1,844
Acquisitions, net of cash acquired	—	(2,704)	(71,039)
Short-term investments transferred from cash and cash equivalents	—	—	(26,526)
Investment maturities proceeds	5,465	17,162	22,361

Net cash used in investing activities	(49,219)	(48,705)	(197,493)

Cash flows from financing activities:
Net (payments) borrowing under credit facility	—	(75,000)	75,000
Repurchase of common stock	(3,453)	(48,893)	(27,487)
Exercise of employee stock options	22,818	17,621	6,576
Tax benefit from exercise of stock options	5,095	3,376	3,731
Proceeds from issuance of common stock	1,626	1,898	1,782
Purchase of noncontrolling interest	(20,081)	—	—
Capitalized debt issuance costs	—	(1,153)	(209)

Net cash provided by (used in) financing activities	6,005	(102,151)	59,393

Net increase in cash and cash equivalents	171,690	6,468	16,145
Cash and cash equivalents at beginning of period	74,710	68,242	52,097

Cash and cash equivalents at end of period	$246,400	$74,710	$68,242

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

											Accumulated
			Common Stock						Additional		Other
		Comprehensive	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	NonControllnig
	Total	Income	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest
Balance, December 26, 2006	$397,666		30,344	$3	1,400	$—	109	$(900)	$176,241	$222,322	$—	$—

Net income	57,028		—	—	—	—	—	—	—	57,456	—	(428)
Acquisition of Paradise Bakery & Café (Note 3)	2,443		—	—	—	—	—	—	—	—	—	2,443
Issuance of common stock	1,782		42	—	—	—	—	—	1,782	—	—	—
Issuance of restricted stock (net of forfeitures)	—		160	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	6,576		310	—	—	—	—	—	6,576	—	—	—
Stock-based compensation expense	7,255		—	—	—	—	—	—	7,255	—	—	—
Conversion of Class B to Class A	—		2	—	(2)	—	—	—	—	—	—	—
Repurchase of common stock	(27,487)		(760)	—	—	—	7	(288)	(27,199)	—	—	—
Income tax benefit related to stock option plan	3,731		—	—	—	—	—	—	3,731	—	—	—
Cumulative effect of adopting the pronouncement related to uncertain tax positions	(815)		—	—	—	—	—	—	—	(815)	—	—

Balance, December 25, 2007	$448,179		30,098	$3	1,398	$—	116	$(1,188)	$168,386	$278,963	$—	$2,015

Comprehensive income:
Net income	68,945	$68,945	—	—	—	—	—	—	—	67,436	—	1,509
Other comprehensive income (loss):
Foreign currency translation adjustment	(394)	(394)	—	—	—	—	—	—	—	—	(394)	—

Total other comprehensive income	(394)	(394)

Comprehensive income	68,551	$68,551

Issuance of common stock	1,898		52	—	—	—	—	—	1,898	—	—	—
Issuance of restricted stock (net of forfeitures)	—		173	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	17,621		532	—	—	—	—	—	17,621	—	—	—
Stock-based compensation expense	7,954		—	—	—	—	—	—	7,954	—	—	—
Repurchase of common stock	(48,893)		(1,433)	—	—	—	20	(1,016)	(47,877)	—	—	—
Income tax benefit related to stock option plan	3,376		—	—	—	—	—	—	3,376	—	—	—

Balance, December 30, 2008	$498,686		29,422	$3	1,398	$—	136	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	86,851	$86,851	—	—	—	—	—	—	—	86,050	—	801
Other comprehensive income (loss):
Foreign currency translation adjustment	618	618	—	—	—	—	—	—	—	—	618	—

Total other comprehensive income	618	618

Comprehensive income	87,469	$87,469

Purchase of noncontrolling interest	(23,124)		—	—	—	—	—	—	(18,799)	—	—	(4,325)
Adjustment to noncontrolling interest	(742)		—	—	—	—	—	—	(742)	—	—	—
Issuance of common stock	1,626		36	—	—	—	—	—	1,626	—	—	—
Issuance of restricted stock (net of forfeitures)	—		165	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	22,818		628	—	—	—	—	—	22,818	—	—	—
Stock-based compensation expense	8,661		—	—	—	—	—	—	8,661	—	—	—
Conversion of Class B to Class A	—		6	—	(6)	—	—	—	—	—	—	—
Repurchase of common stock	(3,453)		(60)	—	—	—	32	(1,724)	(1,729)	—	—	—
Income tax benefit related to stock option plan	5,095		—	—	—	—	—	—	5,095	—	—	—

Balance, December 29, 2009	$597,036		30,197	$3	1,392	$—	168	$(3,928)	$168,288	$432,449	$224	$—

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
Panera Bread Company and its subsidiaries operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 29, 2009, the Company’s retail operations consisted of 585 Company-owned bakery-cafes and 795 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, and cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 29, 2009, the Company’s fresh dough operations, which supply fresh dough items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 21 Company-owned fresh dough facilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Panera Bread Company and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. Each of the Company’s fiscal years ended December 29, 2009 and December 25, 2007 had 52 weeks. The Company’s fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.
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
Subsequent Events
The Company has evaluated the period from December 30, 2009 through February 26, 2010, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. No material subsequent events were identified.
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
Reclassifications
The Company reclassified deposits and other from cash flows from investing activities to cash flows from operations in the Consolidated Statements of Cash Flows to more appropriately reflect the nature of the activities in the account. The Company has reclassified prior periods in order to conform to the current presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents.

Short-term Investments
The Company’s investments consist of trading securities that are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense, net. Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. See Note 5 for further information with respect to the Company’s short-term investments.
Trade and Other Accounts Receivable
Trade accounts receivable consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 29, 2009 and December 30, 2008 was $0.1 million and $0.2 million, respectively.
As of December 29, 2009, other accounts receivable consisted primarily of tenant allowances due from landlords of $3.0 million, $2.8 million due from wholesalers of the Company’s gift cards, and a $3.3 million receivable from the Company’s Canadian franchisee representing the cost of the three bakery-cafes Panera developed on behalf of the franchisee (see Note 13 for further explanation). As of December 30, 2008, other accounts receivable consisted primarily of tenant allowances due from landlords of $2.4 million and a $3.9 million receivable from the Company’s Canadian franchisee representing the cost of the three bakery-cafes Panera developed on behalf of the franchisee.
Inventories
Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost or market, with cost determined under the first-in, first-out method.
Property and Equipment
Property, equipment, and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software in the Company’s consolidated financial statements and accompanying notes, and amortized over the expected useful life of the asset. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	15-20 years
Machinery and equipment	3-10 years
Furniture and fixtures	2-7 years
External signage	3-7 years
Capitalized software	3-5 years
Interest, to the extent it is incurred, is capitalized when incurred in connection with the construction of new locations or facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes for the fiscal years ended December 29, 2009 and December 25, 2007. Interest costs capitalized were approximately $0.1 million for fiscal year ended December 30, 2008.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain betterments are capitalized. The total amounts expensed for maintenance and repairs were $30.7 million, $27.4 million, and $21.7 million for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. Goodwill and indefinite-lived intangible assets recorded in the financial statements are required to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired by the accounting standard for goodwill and other intangibles. The Company performs its impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. The Company completed annual impairment tests as of the first day of the fourth quarter of fiscal 2009, fiscal 2008, and fiscal 2007, none of which identified any impairment. The fair value of the Company’s reporting units exceeded carrying value by more than 100 percent for all the reporting units with goodwill.

As quoted market prices for the Company’s reporting units are not available, fair value is estimated based on the present value of expected future cash flows, with forecasted average growth rates of approximately four percent and average discount rates of 10 percent used in the fiscal 2009 analysis for the reporting units, which are commensurate with the risks involved in the reporting units. The Company uses current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.
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
The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical decrease in cash flows, and made changes to its projected growth rate and discount rate which the Company believes are considered appropriate. Based on the goodwill analysis performed as of September 30, 2009, the first day of the Company’s fourth quarter of fiscal 2009, the outlined changes in the Company’s assumptions would not affect the results of the impairment test, as all reporting units still had an excess of fair value over the carrying value.
Other Intangible Assets
Other intangible assets consist primarily of the fair value of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately 2 years to 17 years. The fair value of re-acquired territory rights was based on the present value of bakery-cafe cash flow streams. The Company amortizes the fair value of re-acquired territory rights over the average remaining useful life of at the time of the acquisition, which ranged from approximately 13 years to 20 years. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 29, 2009, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility, which approximates fair value, with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. The Company recognized an impairment loss of $0.6 million during the fiscal year ended December 29, 2009 related to one underperforming Company-owned bakery-cafe in the normal course of business. The Company recognized an impairment loss of $0.1 million during the fiscal year ended December 25, 2007 related to one underperforming Company-owned bakery-cafe in the normal course of business. These losses were recorded in other operating expenses in the Consolidated Statements of Operations. No impairment of long-lived assets was recorded during the fiscal year ended December 30, 2008.

Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.5 million of individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 29, 2009, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 29, 2009 and December 30, 2008, self-insurance reserves were $15.9 million and $12.1 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $37.1 million, $33.0 million, and $22.7 million, for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively.
Income Taxes
The Company completes the provision for income taxes in accordance with the accounting standard for income taxes in the Company’s consolidated financial statements and accompanying notes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
In accordance with the authoritative guidance on income taxes issued by the FASB, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the Consolidated Statements of Operations.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements and accompanying notes. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Operations.
The Company capitalized $8.4 million, $8.0 million, and $10.2 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Operations. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property, plant and equipment, specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $0.8 million and $1.1 million at December 29, 2009 and December 30, 2008, respectively.

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
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received, as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $1.2 million, $2.2 million, and $2.6 million for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively. Royalties are generally paid weekly based on the percentage of sales specified in each ADA (generally 4 percent to 5 percent of sales). Royalties are recognized as revenue when they are earned. Royalties were $77.1 million, $72.6 million, and $64.6 million for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Operations, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Operations. The Company’s policy is to record advertising costs as expense in the period in which the cost is incurred. The Company’s advertising costs include national, regional and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $15.3 million, $14.2 million, and $10.8 million for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, respectively.
Pre-Opening Expenses
All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses in the Consolidated Statements of Operations, are expensed when incurred.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in the accounting standard for leases. The reasonably assured lease term for most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term on most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.
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
Earnings Per Share Data
The Company accounts for earnings per common share in accordance with the relevant accounting guidance in the Company’s consolidated financial statements and accompanying notes, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year.

Foreign Currency Translation
The Company has Canadian subsidiaries which have foreign operations and use their local currency as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Operations.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the accounting standard for share based payment, which requires the Company to measure and record compensation expense in the Company’s consolidated financial statements for all stock-based compensation awards using a fair value method. The Company maintains several stock-based incentive plans under which the Company may grant incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively, “option awards”) to certain directors, officers, employees and consultants. The Company also may grant restricted stock and restricted stock units and the Company offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and the Company recognizes compensation expense on the 15 percent discount.
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions. These assumptions include estimating the expected term until the option awards are either exercised or canceled, the expected volatility of the Company’s stock price, for a period approximating the expected term, the risk-free interest rate with a maturity that approximates the option awards expected term, and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option awards. Additionally, the Company uses its historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. The fair value of the awards is amortized over the vesting period. Options and restricted stock generally vest ratably over a four-year period beginning two years from the date of grant and options generally have a six-year term. Stock-based compensation expense was included in general and administrative expenses in the Consolidated Statements of Operations.
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations in the Company’s consolidated financial statements and accompanying notes. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on experience in closing bakery-cafes and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease term.
Variable Interest Entities
The Company applies the accounting standard for consolidations in the Company’s consolidated financial statements and accompanying notes to all franchise entities, which operate the Company’s franchise-operated bakery-cafes, in which the Company holds an interest. Generally a variable interest entity (“VIE”) is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. The accounting standard for consolidation requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

The Company’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (a) the existence of a principal-agency relationship between the Company and the franchisee; (b) the relationship and significance of the activities of the VIE to the Company and the franchisee; (c) the Company and the franchisee’s exposure to the expected losses of the VIE; and (d) the design of the VIE. The Company does not posses any ownership interests in franchise entities. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities, the Company has concluded that it is not the primary beneficiary of the entities and therefore, these entities have not been consolidated.
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
In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities (“VIE”), which is effective for reporting periods beginning after November 15, 2009, and changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that the adoption of this new guidance will not have a material effect on its financial position or results of operations.
3. Business Combinations
On June 21, 2007, the Company purchased substantially all of the assets of ten bakery-cafes and the area development rights for certain markets in Illinois from its area developer, SLB of Central Illinois, L.L.C., for a purchase price of approximately $16.6 million, net of the $0.4 million contractual settlement charge determined in accordance with the accounting guidance for business combinations, plus approximately $0.1 million in acquisition costs. Approximately $16.2 million of the acquisition price was paid with cash on hand at the time of closing while the remaining approximately $0.8 million was paid with interest in fiscal 2008. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.2 million to inventories, $5.1 million to property and equipment, $7.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.6 million to liabilities, and $4.9 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.4 million pursuant to the accounting guidance on business combinations, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the Consolidated Statements of Operations.
On June 21, 2007, the Company also purchased substantially all of the assets of 22 bakery-cafes and the area development rights for certain markets in Minnesota from its area developer, SLB of Minnesota, L.L.C., for a purchase price of approximately $18.3 million, net of the $0.7 million contractual settlement charge determined in accordance with the accounting guidance for business combinations, plus approximately $0.1 million in acquisition costs. Approximately $18.1 million of the acquisition price was paid with cash on hand at the time of closing while the remaining approximately $0.9 million was paid with interest in fiscal 2008. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.3 million to inventories, $8.7 million to property and equipment, $2.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.3 million to liabilities, and $7.5 million to goodwill. As a result of the acquisition, the Company incurred a contractual settlement charge of $0.7 million pursuant to the relevant authoritative guidance, reflecting the termination of franchise agreements for certain bakery-cafes that operated at a royalty rate lower than the Company’s current market royalty rates. The charge is reported as other (income) expense, net in the Consolidated Statements of Operations.

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
On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise Bakery & Café, Inc. (“Paradise”), then owner and operator of 22 bakery-cafes, 17 of which are in the Phoenix market, and one commissary, and franchisor of 22 bakery-cafes and one commissary, for a purchase price of approximately $21.1 million plus approximately $0.5 million in acquisition costs. Approximately $20.1 million of the acquisition price was paid with cash on hand at the time of closing, approximately $0.6 million plus accrued interest was paid in cash in fiscal 2007 and the remaining approximately $0.4 million was paid with interest in fiscal 2009. In addition, the Company had the right to purchase the remaining 49 percent of the outstanding stock of Paradise after January 1, 2009 at a contractually determined value, which approximated fair value. Also, if the Company had not exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, the remaining Paradise owners had the right to purchase the Company’s 51 percent ownership interest in Paradise after June 30, 2009 for $21.1 million. In conjunction with the transaction, Paradise entered into a credit facility with the Company pursuant to which Paradise borrowed $6.1 million from the Company with approximately $4.8 million of the borrowing paid directly to Paradise’s third-party creditors and the remaining $1.3 million retained by Paradise for working capital purposes. The Consolidated Statements of Operations include the results of operations of Paradise from the date of the acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact is not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to tax deductible goodwill as follows: $5.1 million to current assets, $5.8 million to intangible assets, which represents the fair value of trademarks and favorable lease agreements, $16.6 million to goodwill, $7.4 million to other long-term assets, $8.9 million to current liabilities, $2.0 million to long-term liabilities and $2.4 million to minority interest.
There were no business combinations consummated during the fiscal years ended December 29, 2009 and December 30, 2008. Subsequent to the original allocation of purchase price for the aforementioned acquisitions to the various tangible and intangible assets, the Company had approximately $0.1 million of adjustments during fiscal 2009, which resulted in a $0.1 million increase to goodwill, and $0.2 million of adjustments during fiscal 2008, which resulted in a net $0.2 million increase to goodwill, and approximately $0.2 million of adjustments during fiscal 2007, which resulted in a net $0.2 million decrease to goodwill in the Consolidated Balance Sheets as a result of the settlement of certain purchase price adjustments. Further, the pro forma impact of the acquisitions on prior periods is not presented, as the impact of the series of individually immaterial business combinations completed during fiscal 2007 were not material in the aggregate to reported results.
During the fiscal years ended December 30, 2008 and December 25, 2007, the Company paid approximately $2.5 million and $9.6 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements, respectively. There was no accrued purchase price payments made in the fiscal year ended December 29, 2009. There was no contingent or accrued purchase price remaining as of December 29, 2009 or December 30, 2008.

4. Noncontrolling Interest
Effective December 31, 2008, the first day of fiscal 2009, the Company implemented the accounting standard for the reporting of noncontrolling interests in the Company’s consolidated financial statements and accompanying notes. This standard changed the accounting and reporting for minority interests, which are to be recorded initially at fair market value and reported as noncontrolling interests as a component of equity, separate from the parent company’s equity. Purchases or sales of noncontrolling interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is to be included in consolidated net income in the Consolidated Statements of Operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has applied these presentation and disclosure requirements retrospectively.
During fiscal 2009, the Company recorded an adjustment of $0.7 million to noncontrolling interest to reflect deferred taxes prior to the purchase of the remaining 49 percent of Paradise. This adjustment was recorded to additional paid-in capital as a result of the June 2, 2009 purchase of the remainder of Paradise.
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
The following table illustrates the effect on the Company’s equity of its purchase of the remaining 49 percent of outstanding stock of Paradise on June 2, 2009 (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008

Net income attributable to the Company	$86,050	$67,436
Decrease in equity for purchase of noncontrolling interest	$(18,799)	$—

Change from net income attributable to the Company and the purchase of noncontrolling interest	$67,251	$67,436

5. Fair Value Measurements
Effective December 26, 2007, the first day of fiscal 2008, the Company implemented the accounting standard regarding disclosures for financial assets, financial liabilities, non-financial assets and non-financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Effective December 31, 2008, the first day of fiscal 2009, the Company also implemented the accounting standard for non-financial assets and non-financial liabilities reported or disclosed at fair value on a non-recurring basis, the adoption of which had no impact on fiscal 2009. This standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three levels of inputs used to measure fair value:
Level 1 Quoted market prices in active markets for identical assets or liabilities.
Level 2 Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 Unobservable inputs that are not corroborated by market data.
The Company’s $115.9 million and $76.6 million in cash equivalents at December 29, 2009 and December 30, 2008, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
Historically, the Company invested a portion of its cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, or Columbia Portfolio, which was an enhanced cash fund previously sold as an alternative to traditional money-market funds. Prior to the fourth quarter of fiscal 2007, the amounts were appropriately classified as trading securities in cash and cash equivalents in the Consolidated Balance Sheets as the fund was considered both short-term and highly liquid in nature. The Columbia Portfolio included investments in certain asset backed securities and structured investment vehicles that were collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007. As such, the Company classified the Columbia Portfolio units in short-term and long-term investments rather than cash and cash equivalents in the Consolidated Balance Sheets and carried the investments at fair value.
As the Columbia Portfolio units were no longer trading and, therefore, had little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units. During fiscal 2009, the Company received $5.5 million of cash redemptions, which fully redeemed the Company’s remaining units in the Columbia Portfolio. The Columbia Portfolio units had an estimated fair value of $0.650 per unit, or $4.1 million, as of December 30, 2008, and $0.960 per unit, or $23.2 million, as of the date of adopting the fair value accounting standard, December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Portfolio was classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Portfolio were classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the periods indicated (in thousands):

	For the Fiscal Year Ended
	December 29, 2009	December 30, 2008
Beginning balance	$4,126	$23,198
Net realized and unrealized gains (losses) (1)	1,339	(1,910)
Redemptions	(5,465)	(17,162)

Ending balance	$—	$4,126

(1)	Includes $2.0 million of losses attributable to the change in unrealized losses relating to the units of the Columbia Portfolio still held as of December 30, 2008.

6. Inventories
Inventories consisted of the following (in thousands):

	December 29, 2009	December 30, 2008
Food:
Fresh dough facilities:
Raw materials	$2,573	$3,040
Finished goods	275	319
Bakery-cafes:
Raw materials	7,304	6,533
Paper goods	2,143	2,021
Retail merchandise	—	46

	$12,295	$11,959

7. Property and Equipment
Major classes of property and equipment consisted of the following (in thousands):

	December 29, 2009	December 30, 2008
Leasehold improvements	$375,689	$355,744
Machinery and equipment	236,196	221,963
Furniture and fixtures	68,172	62,057
Signage	17,848	17,129
Smallwares	16,144	14,557
Construction in progress	17,880	12,452

	731,929	683,902
Less: accumulated depreciation	(328,145)	(266,896)

Property and equipment, net	$403,784	$417,006

The Company recorded depreciation expense related to these assets of $65.9 million, $65.9 million, and $57.0 million in fiscal 2009, 2008, and 2007, respectively.
8. Goodwill
The changes in the carrying amount of goodwill at December 29, 2009 and December 30, 2008 were as follows (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance December 25, 2007	83,463	1,934	1,695	87,092
Goodwill arising from acquisitions	242	—	—	242

Balance December 30, 2008	$83,705	$1,934	$1,695	$87,334
Goodwill arising from acquisitions	147	—	—	147

Balance December 29, 2009	$83,852	$1,934	$1,695	$87,481

Goodwill accumulated amortization was $7.9 million at December 29, 2009 and December 30, 2008.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 29, 2009			December 30, 2008
	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Value	Amortization	Carrying Value	Value	Amortization	Value
Trademark	$5,610	$(742)	$4,868	$5,610	$(488)	$5,122
Re-acquired territory rights	14,629	(2,357)	12,272	14,629	(1,571)	13,058
Favorable leases	2,776	(721)	2,055	2,776	(481)	2,295

Total other intangible assets	$23,015	$(3,820)	$19,195	$23,015	$(2,540)	$20,475

Amortization expense on these intangible assets for the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, was approximately (in thousands): $1,280, $1,303, and $935 respectively. Future amortization expense on these intangible assets as of December 29, 2009 is estimated to be approximately (in thousands): $1,236 in 2010, $1,233 in 2011, $1,228 in 2012, $1,243 in 2013, $1,215 in 2014, and $13,040 thereafter.
10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 29, 2009	December 30, 2008
Unredeemed gift cards	$37,454	$33,042
Compensation and related employment taxes	33,416	22,508
Insurance	16,265	12,482
Taxes, other than income tax	11,072	4,898
Capital expenditures	6,108	6,448
Fresh dough operations	5,263	5,191
Rent	5,019	4,567
Utilities	3,163	3,258
Advertising	2,465	3,698
Deferred purchase price of noncontrolling interest (Note 4)	2,264	—
Deferred revenue	1,334	2,024
Income taxes payable	—	1,259
Other	12,019	10,603

	$135,842	$109,978

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
The Amended and Restated Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Company has not exercised these requests for increases in available borrowings as of December 29, 2009. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases.
As of December 29, 2009, the Company had no loans outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.4 million of commitment fees for the fiscal year ended December 29, 2009. As of December 29, 2009, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.1 million.
As of December 30, 2008, the Company had no loans outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.3 million of commitment fees and $1.2 million of interest for the fiscal year ended December 30, 2008 and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.1 million. In connection with the amendment and restatement of the Original Credit Agreement, the Company capitalized $1.2 million of debt issuance costs in fiscal 2008, which are being amortized over the life of the Amended and Restated Credit Agreement.
12. Share Repurchase Program
On November 17, 2009, the Company’s Board of Directors approved a three year share repurchase program of up to $600 million of the Company’s Class A common stock. The share repurchases may be effected from time to time on the open market or in privately negotiated transactions and the Company may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares. The repurchase program may be modified, suspended, or discontinued by the Board of Directors at any time. Under the share repurchase program, the Company repurchased a total of 27,429 shares of the Company’s Class A common stock at a weighted-average price of $62.98 per share for an aggregate purchase price of $1.7 million in fiscal 2009.
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
In addition, the Company has repurchased shares of its Class A common stock through a share repurchase program approved by its Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares so surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase programs. See Note 16 for further information with respect to the Company’s repurchase of the shares.

13. Commitments and Contingent Liabilities
Operating Lease Commitments
The Company is obligated under non-cancelable operating leases for its bakery-cafes, fresh dough facilities and trucks, and support centers. Lease terms for its trucks are generally for five to seven years. Lease terms for its bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 29, 2009, were as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter	Total
$82,017	82,418	81,745	81,577	79,255	481,809	$888,821
Rental expense under operating leases was approximately $79.9 million, $77.9 million, and $64.4 million, in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, which included contingent (i.e. percentage rent) payments of $0.8 million, $1.1 million, and $1.0 million, respectively.
In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 29, 2009 and December 30, 2008 was $4.3 million and $4.1 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company determined not to develop. During fiscal 2009, the Company made required lease payments on certain of these sites, settled one lease, and made a decision to open two bakery-cafes resulting in a decrease in the reserve of approximately $0.5 million. The Company increased its reserve by $0.4 million for the termination of operating leases for three additional sites it closed or determined not to develop. No other significant changes were made to the accrual throughout fiscal 2009. As of December 29, 2009, the Company had approximately $0.8 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases. During fiscal 2008, the Company settled one lease and decreased the reserve by approximately $0.3 million. No other significant changes were made to the accrual throughout fiscal 2008. As of December 30, 2008, the Company had approximately $0.9 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Lease Guarantees
As of December 29, 2009, the Company guaranteed operating leases of 27 franchisee bakery-cafes and four locations of the Company’s former Au Bon Pain division, or its franchisees, which the Company accounted for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from January 31, 2010 to December 31, 2018 and have a potential amount of future rental payments of approximately $30.0 million as of December 29, 2009. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. As of December 29, 2009, future commitments under these leases were as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter	Total
$3,975	3,226	3,020	3,013	2,897	13,909	$30,040
Employee Commitments
The Company has executed Confidential and Proprietary Information and Non-Competition Agreements (“Non-Compete Agreements”) with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Non-Compete Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 29, 2009, the total amount potentially owed employees under these Non-Compete Agreements was $12.0 million.

Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., (“Millennium”), as borrower, and certain of Millennium’s present and future subsidiaries (the “Franchisee Guarantors”), who have entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Covenants under the credit agreement require Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bear interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal months. The credit facility, which is collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, on December 10, 2009 the maturity date was extended to February 19, 2010, and on February 22, 2010 the maturity date was extended to March 30, 2010. The credit facility is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility may be used by Millennium to pay costs and expenses to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with the Company’s current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which includes any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes, excluding overhead expenses of Panera Bread ULC. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the three bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The total development cost billed to Millennium for these three bakery-cafes was approximately Cdn. $3.7 million. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the Credit Agreement, which was applied against the outstanding receivable as previously described. The remaining Cdn. $0.2 million receivable was resolved during fiscal 2009. The Cdn. $3.5 million note receivable from Millennium is included in other accounts receivable in the Consolidated Balance Sheets as of December 29, 2009.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on the Company’s motion to dismiss, on June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, the Company filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to the Company’s motion for summary judgment on December 12, 2009, and the Company filed its reply in support of its motion on December 21, 2009. The Company’s motion for summary judgment is pending as of the date of this filing. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on the Company’s motion to dismiss, on December 14, 2009, the Court denied the Company’s motion. The Company filed an answer to the complaint on January 27, 2010. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
On February 22, 2008, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Pati Johns, a former employee of the Company, in the United States District Court for the District of Northern California. The complaint alleged, among other things, violations of the Fair Labor Standards Act and the California Labor Code for failure to pay overtime and termination compensation. Although the Company believes that its policies and practices were lawful and that it had meritorious defenses to each of the claims in this case, following mediation with the plaintiff, the Company entered into a Court-approved settlement agreement in late fiscal 2008. As a result, the Company accrued approximately $0.5 million in legal settlement costs for the fiscal year ended December 30, 2008, which it paid in fiscal 2009.
On December 9, 2009, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Nick Sotoudeh, a former employee of the Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its accompanying Consolidated Balance Sheets.
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
Other
The Company is subject to on-going federal and state income tax audits and sales tax audits and any unfavorable rulings could materially and adversely affect its financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.
14. Income Taxes
The components of income before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
United States	$139,005	$110,220	$88,399
Canada	919	(3)	63

Income before income taxes	$139,924	$110,217	$88,462

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008 (1)	December 25, 2007
Current:
Federal	$24,428	$37,188	$30,438
State	5,390	8,192	6,453
Foreign	304	—	—

	30,122	45,380	36,891

Deferred:
Federal	20,006	(3,589)	(4,624)
State	2,945	(519)	(833)
Foreign	—	—	—

	22,951	(4,108)	(5,457)

Tax Provision	$53,073	$41,272	$31,434

(1)
The Company developed its first bakery-cafes in Canada in fiscal 2008. Fiscal 2008 current and deferred income taxes consisted primarily of United States taxes. Canadian taxes were nominal, and thus were not shown separately.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit and other	3.1	3.0	0.4

	38.1%	38.0%	35.4%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 29, 2009	December 30, 2008
Deferred tax assets:
Accrued expenses	$42,029	$28,794
Stock-based compensation	2,531	3,875
Other	15	1,463

Total deferred tax assets	$44,575	$34,132

Deferred tax liabilities:
Property and equipment	$(39,433)	$(7,021)
Goodwill and other intangibles	(15,270)	(13,825)

Total deferred tax liabilities	$(54,703)	$(20,846)

Net deferred tax asset (liability)	$(10,128)	$13,286

Net current deferred tax asset	$18,685	$9,937

Net non-current deferred tax asset (liability)	$(28,813)	$3,349

The following is a roll-forward of the Company’s total gross unrecognized tax benefit liabilities for the fiscal years ended December 30, 2008 and December 29, 2009 (in thousands):

Balance at December 27, 2006	$2,700
Tax positions related to the current year:
Additions	579
Tax positions related to prior years:
Additions	1122
Expiration of statutes of limitations	(1,720)

Balance at December 25, 2007	$2,681

Tax positions related to the current year:
Additions	281
Tax positions related to prior years:
Additions	5,919
Reductions	(3,992)
Settlements	(486)
Expiration of statutes of limitations	(80)

Balance at December 30, 2008	$4,323

Tax positions related to the current year:
Additions	617
Tax positions related to prior years:
Additions	381
Settlements	(836)
Expiration of statutes of limitations	(130)

Balance at December 29, 2009	$4,355

As of December 29, 2009 and December 30, 2008, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $3.0 million and $2.9 million, net of federal tax benefits, respectively. The Company expects approximately $2.9 million of the unrecognized tax benefits principally related to state tax filing positions and previously deducted expenses will decrease within twelve months of December 29, 2009 as a result of the expiration of statutes of limitations and the finalization of audits related to prior tax years. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2005 are subject to future examination by tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and was $0.3 million, $0.3 million and $0.2 million during fiscal 2009, fiscal 2008 and fiscal 2007 respectively. Accrued interest and penalties were $1.0 million and $0.7 million as of December 29, 2009 and December 30, 2008, respectively.
15. Deposits and Other
Deposits and other consisted of the following (in thousands):

	December 29, 2009	December 30, 2008
Deposits	$3,800	$2,869
Deferred financing costs	821	1,125
Deferred income taxes	—	3,349
Company-owned life insurance program	—	1,031
Note receivable	—	589

Total deposits and other	$4,621	$8,963

The Company established a company-owned life insurance (“COLI”) program covering a substantial portion of its employees to help manage long-term employee benefit cost and to obtain tax deductions on interest payments on insurance policy loans. However, due to tax law changes, the Company froze this program in 1998. Based on current actuarial estimates, the program is expected to end in 2011.

At December 29, 2009, the cash surrender value of $0.7 million and the insurance policy loans of $0.7 million related to the COLI program were netted and included in deposits and other assets in the Company’s Consolidated Balance Sheets. At December 30, 2008, the cash surrender value of $1.7 million, the mortality income receivable of $1.0 million, and the insurance policy loans $1.7 million, related to the COLI program were netted and included in deposits and other assets in the Company’s Consolidated Balance Sheets. Mortality income receivable represents the dividend or death benefits the Company is due from its insurance carrier at the fiscal year end. The insurance policy loans are collateralized by the cash values of the underlying life insurance policies and required interest payments at a rate of 9.08 percent for the year ended December 29, 2009. Interest accrued on insurance policy loans is netted with other COLI related income statement transactions in other (income) expense, net in the Consolidated Statements of Operations, which netted income of $1.0 million, loss of $0.1 million, and loss of $0.5 million, in fiscal years 2009, 2008, and 2007, respectively, the components of which are as follows (in thousands):

	December 29, 2009	December 30, 2008	December 25, 2007
Cash value loss	$1,018	$639	$1,485
Mortlity income	(1,894)	(644)	(1,283)
Interest (income) expense	(111)	71	292

Total (income) expense, net	$(987)	$66	$494

The cash value loss is the cumulative change in the cash surrender value for the year and is adjusted quarterly. Mortality income is recorded periodically as charges are deducted from cash value. These amounts are recovered by the Company through payment of death benefits and mortality dividends received. Interest (income) expense is recorded on the accrual basis.
16. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 29, 2009, the Company had reserved 2,682,931 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 29, 2009, 94.2 percent of the Class B common stock is owned by the Company’s Chairman and Chief Executive Officer (“CEO”). Certain holders of Class B common stock, including the Company’s CEO, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2009 and 2008.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 32,135 shares of Class A common stock at a weighted-average cost of $53.66 per share during fiscal 2009, 20,378 shares of Class A common stock at a weighted-average cost of $49.87 per share during fiscal 2008, and 6,594 shares of Class A common stock at a weighted-average cost of $43.62 per share during fiscal 2007, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase programs. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Program
During fiscal 2009, fiscal 2008, and fiscal 2007, the Company purchased shares of Class A common stock under authorized share repurchase programs. Repurchased shares were retired immediately and resumed the status of authorized but unissued shares. See Note 12 for further information with respect to the Company’s share repurchase programs.

17. Stock-Based Compensation
The Company accounts for its stock-based compensation arrangements in accordance with the accounting standard for share-based payment in the Company’s consolidated financial statements and accompanying notes, which requires the Company to measure and record compensation expense in its consolidated financial statements for all stock-based compensation awards using a fair value method.
As of December 29, 2009, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
2006 Stock Incentive Plan
In the first quarter of fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provides for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”), restricted stock, restricted stock units and other stock-based awards. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation and Stock Option Committee (“the Committee”).
Long-Term Incentive Program
In the third quarter of 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2009, fiscal 2008 and fiscal 2007, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $12.1 million, $6.9 million, and $3.7 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards are earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 150 percent of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Committee. For fiscal 2009, fiscal 2008 and fiscal 2007, compensation expense related to the performance awards was $5.3 million, $2.1 million, and $0.9 million, respectively.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 29, 2009, there was $18.5 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets, which is net of a $4.6 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 3.6 years. For fiscal 2009, fiscal 2008 and fiscal 2007, restricted stock expense was $5.4 million, $3.8 million and $2.1 million, respectively. A summary of the status of the Company’s restricted stock activity is set forth below:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 25, 2007	387	$48.04

Granted	228	48.76
Vested	(55)	51.36
Forfeited	(55)	47.52

Non-vested at December 30, 2008	505	$48.06

Granted	202	55.09
Vested	(102)	47.92
Forfeited	(36)	48.96

Non-vested at December 29, 2009	569	$50.52

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus, which is paid three years after the date of the original bonus payment. For fiscal 2009, fiscal 2008 and fiscal 2007, compensation expense related to the deferred annual bonus match award was $1.4 million, $1.0 million, and $0.7 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 29, 2009, the total unrecognized compensation cost related to non-vested options was $2.2 million, which is net of a $0.7 million forfeiture estimate, and is expected to be recognized over a weighted average period of approximately 2.4 years. The Company uses historical data to estimate pre-vesting forfeiture rates. Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Charged to general and administrative expenses (1)	$2,154	$3,212	$3,874
Income tax benefit	(821)	(1,205)	(1,426)

Total stock-based compensation expense, net of tax	$1,333	$2,007	$2,448

Effect on basic earnings per share	0.04	0.07	0.08

Effect on diluted earnings per share	0.04	0.07	0.08

(1)
Net of $0.1 million, $0.2 million, and $0.6 million of capitalized compensation cost related to the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2009, fiscal 2008 and fiscal 2007:

			Weighted Average	Aggregate
		Weighted	Contractual Term	Intrinsic
	Shares	Average	Remaining	Value (1)
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding at December 26, 2006	2,311	$36.36

Granted	140	44.58
Exercised	(310)	21.40		$10,101
Cancelled	(55)	40.88

Outstanding at December 25, 2007	2,086	$39.05

Granted	127	45.06
Exercised	(532)	33.03		$8,293
Cancelled	(229)	45.68

Outstanding at December 30, 2008	1,452	$40.73

Granted	7	52.23
Exercised	(627)	36.39		$13,115
Cancelled	(18)	46.91

Outstanding at December 29, 2009	814	$44.04	1.8	$20,114

Exercisable at December 29, 2009	575	$42.66	1.1	$14,998

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2009 (or $68.63) for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2009, fiscal 2008 and fiscal 2007 was $22.8 million, $17.6 million, and $6.6 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2009, fiscal 2008 and fiscal 2007 were $5.1 million, $3.4 million, and $3.7 million, respectively, and were included as cash inflows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes information about stock options outstanding at December 29, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average
	Number	Contractual Term	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$27.51 – $35.29	162	0.3	29.73	162	29.73
$35.30 – $40.35	162	0.8	37.07	157	36.96
$40.36 – $44.41	143	3.8	43.08	25	43.09
$44.42 – $54.30	144	3.2	49.41	52	49.17
$54.31 – $62.47	154	1.3	54.61	141	54.53
$62.48 – $72.58	49	1.8	68.46	38	68.50

	814	1.8	$44.04	575	$42.66

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 29, 2009, the total unrecognized compensation cost related to non-vested SSARs was $0.3 million, which is net of a $0.2 million forfeiture estimate, and is expected to be recognized over a weighted average period of approximately 4.7 years. The Company uses historical data to estimate pre-vesting forfeiture rates. Stock-based compensation expense related to SSARs was $0.03 million in fiscal 2009 and was charged to general and administrative expenses in the Consolidated Statement of Operations.

The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2009:

			Weighted Average	Aggregate
		Weighted	Contractual Term	Intrinsic
	Shares	Average	Remaining	Value (2)
	(in thousands)	Conversion Price (1)	(Years)	(in thousands)
Outstanding at December 30, 2008	—	$—

Granted	23	55.20
Converted	—	—		$—
Cancelled	(1)	55.20

Outstanding at December 29, 2009	22	$55.20	5.6	$293

Convertible at December 29, 2009	—	$—	—	$—

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2009 (or $68.63) for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 29, 2009 have a conversion price of $55.20 and a contractual term remaining of 5.6 years.
The fair value for both stock options and SSARs (collectively “option awards”) was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
•
Expected term - The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised or canceled, including an estimate for those option awards still outstanding, and is derived from historical terms and other factors.

•
Expected volatility - The expected volatility is based on an average of the historical volatility of the Company’s stock price, for a period approximating the expected term, and the implied volatility of externally traded options of the Company’s stock that were entered into during the period.

•	Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the option awards expected term.
•	Dividend yield - The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.
The weighted average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Fair value per option awards	$21.70	$15.54	$15.69
Assumptions:
Expected term (years)	5.0	4.5	5.0
Expected volatility	41.8%	36.5%	30.0%
Risk-free interest rate	2.4%	2.5%	4.7%
Dividend yield	0.0%	0.0%	0.0%
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
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 36,000, 44,000 and 42,000 shares purchased with a weighted average fair value of purchase rights of $7.95, $6.41 and $7.42 during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. For fiscal 2009, fiscal 2008 and fiscal 2007, the Company recognized expense of approximately $0.3 million in each of the respective years related to stock purchase plan discounts. Cumulatively, there were approximately 790,000 shares issued under this plan as of December 29, 2009, 754,000 shares issued under this plan as of December 30, 2008, and approximately 710,000 shares issued under this plan as of December 25, 2007.
18. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $1.3 million, $1.1 million, and $0.9 million to the Plan in fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
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

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Revenues:
Company bakery-cafe operations	$1,153,255	$1,106,295	$894,902
Franchise operations	78,367	74,800	67,188
Fresh dough operations	216,116	213,620	176,710
Intercompany sales eliminations	(94,244)	(95,862)	(72,109)

Total Revenues	$1,353,494	$1,298,853	$1,066,691

Segment profit:
Company bakery-cafe operations	$193,669	$183,713	$145,499
Franchise operations	72,381	65,005	59,011
Fresh dough operations	21,643	9,185	11,749

Total segment profit	$287,693	$257,903	$216,259

Depreciation and amortization	67,162	67,225	57,903
Unallocated general and administrative expenses	77,183	74,598	60,789
Pre-opening expenses	2,451	3,374	8,289
Interest expense	700	1,606	483
Other (income) expense, net	273	883	333

Income before income taxes	$139,924	$110,217	$88,462

Depreciation and amortization:
Company bakery-cafe operations	$55,726	$54,814	$45,021
Fresh dough operations	7,620	8,072	8,367
Corporate administration	3,816	4,339	4,515

Total depreciation and amortization	$67,162	$67,225	$57,903

Capital expenditures:
Company bakery-cafe operations	$46,408	$56,477	$111,500
Fresh dough operations	3,681	3,872	9,556
Corporate administration	4,595	2,814	3,077

Total capital expenditures	$54,684	$63,163	$124,133

	December 29, 2009	December 30, 2008	December 25, 2007
Segment assets:
Company bakery-cafe operations	$498,806	$503,928	$514,528
Franchise operations	3,850	5,951	6,179
Fresh dough operations	48,616	50,699	55,350

Total segment assets	$551,272	$560,578	$576,057

Unallocated trade and other accounts receivable	2,267	2,435	2,468
Unallocated property and equipment	14,437	13,673	15,016
Unallocated deposits and other	4,104	5,109	4,592
Other unallocated assets	265,085	92,122	100,619

Total assets	$837,165	$673,917	$698,752

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred taxes.

20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$86,050	$67,436	$57,456

Weighted average number of shares outstanding — basic	30,667	30,059	31,708
Effect of dilutive stock-based employee compensation awards	312	363	470

Weighted average number of shares outstanding — diluted	30,979	30,422	32,178

Earnings per common share attributable to Panera Bread Company:
Basic	$2.81	$2.24	$1.81

Diluted	$2.78	$2.22	$1.79

For the fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights for 0.2 million, 0.6 million, and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.
21. Supplemental Cash Flow Information

	For the fiscal year ended
	December 29, 2009	December 30, 2008	December 25, 2007
Cash paid during the year for (in thousands):
Interest	$380	$1,748	$165
Income taxes	$26,947	$37,328	$28,493
Non-cash investing and financing activities (in thousands):
Accrued property and equipment purchases	$6,108	$6,448	$17,473
Accrued acquisition purchase price	$—	$—	$2,501
Accrued purchase price of noncontrolling interest	$2,264	$—	$—

22. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2009 - quarters ended (1)
	March 31	June 30	September 29	December 29
Revenues	$320,709	$330,794	$335,018	$366,972
Operating profit	28,786	32,882	31,922	47,307
Net income	18,027	20,235	18,894	29,696
Net income attributable to Panera Bread Company	17,432	20,029	18,894	29,696
Earnings per common share attributable to Panera Bread Company:
Basic	$0.57	$0.65	$0.61	$0.96

Diluted	$0.57	$0.65	$0.61	$0.95

	Fiscal 2008 - quarters ended (1)
	March 25	June 24	September 23	December 30
Revenues	$304,978	$320,868	$315,195	$357,812
Operating profit	21,149	27,169	22,721	41,668
Net income	12,801	16,222	13,879	26,043
Net income attributable to Panera Bread Company	12,440	15,706	13,740	25,549
Earnings per common share attributable to Panera Bread Company:
Basic	$0.42	$0.52	$0.46	$0.84

Diluted	$0.41	$0.52	$0.45	$0.84

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.
The second quarter of fiscal 2009 results included a $1.0 million charge, or $0.02 per diluted share, to increase reserves for certain state sales tax audit exposures and a $0.8 million charge, or $0.02 per diluted share, for the write-off of smallwares related to the rollout of new china.
The third quarter of fiscal 2009 results included $2.1 million of net charges, or $0.04 per diluted share, primarily to increase reserves for certain state sales tax audit exposures, which were partially offset by a gain recorded on both, the redemptions the Company received during the quarter on its investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio, and the change in the recorded fair value of the units held as of September 29, 2009.
The fourth quarter of fiscal 2009 results included a $0.4 million charge, or $0.01 per diluted share, to write-off equipment related to the rollout of panini grills, a $1.4 million charge, or $0.03 per diluted share, related to the closure of bakery-cafes, and a $0.6 million charge, or $0.01 per diluted share, related to the impairment of one bakery-cafe.
In the first quarter of fiscal 2008, the Company adjusted its 2008 development plans and made a determination to raise its sales hurdles for new bakery-cafe development. As a result of this determination, the Company recorded a charge of $2.7 million, or $0.06 per diluted share, related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that it decided to no longer develop. The results also included a $0.3 million, or $0.01 per diluted share, impact from the further write-down of its investment in the Columbia Portfolio.
The second quarter of fiscal 2008 results included a $0.9 million, or $0.02 per diluted share, impact of an unfavorable tax adjustment and a $0.6 million, or $0.01 per diluted share, impact from the further write-down of its investment in the Columbia Portfolio.
The third quarter of fiscal 2008 results included a $0.5 million, or $0.01 per diluted share, net charge from the write-down of our investment in the Columbia Portfolio, partially offset by the gain recorded on the redemptions received during the quarter.
The fourth quarter of fiscal 2008 results included a $0.6 million, or $0.01 per diluted share, charge for a write-down of the Company’s investment in the Columbia Portfolio, a $0.6 million, or $0.01 per diluted share, impact with respect to on-going legal settlements, and a $0.4 million, or $0.01 per diluted share, charge for asset write-offs related to our new coffee program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 29, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 29, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.

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
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
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
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The following consolidated financial statements of the Company are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 29, 2009 and December 30, 2008
Consolidated Statements of Operations—Fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007
Consolidated Statements of Cash Flows—Fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007
Consolidated Statements of Stockholders’ Equity—Fiscal years ended December 29, 2009, December 30, 2008, and December 25, 2007
Notes to the Consolidated Financial Statements
(a)(2) Financial Statement Schedule: The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance - beginning	Additions charged	Deductions/	Balance - end
Description	of period	to expense	other additions	of period
Allowance for doubtful accounts:
Fiscal year ended December 25, 2007	$26	$—	$42	$68
Fiscal year ended December 30, 2008	$68	$153	$(32)	$189
Fiscal year ended December 29, 2009	$189	$28	$(92)	$125
Self-insurance reserves:
Fiscal year ended December 25, 2007	$7,412	$22,708	$(21,184)	$8,936
Fiscal year ended December 30, 2008	$8,936	$32,981	$(29,768)	$12,149
Fiscal year ended December 29, 2009	$12,149	$37,077	$(33,292)	$15,934
(a)(3) Exhibits: See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Chairman and Chief Executive Officer	February 26, 2010

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	February 26, 2010

/s/ FRED K. FOULKES Fred K. Foulkes	Director	February 26, 2010

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	February 26, 2010

/s/ CHARLES J. CHAPMAN III Charles J. Chapman III	Director	February 26, 2010

/s/ JEFFREY W. KIP Jeffrey W. Kip	Senior Vice President, Chief Financial Officer	February 26, 2010

/s/ AMY L. KUZDOWICZ Amy L. Kuzdowicz	Vice President, Controller	February 26, 2010

/s/ MARK D. WOOLDRIDGE Mark D. Wooldridge	Assistant Controller, Chief Accounting Officer	February 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Certificate of Incorporation of the Registrant, as amended through June 7, 2002 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 13, 2002 (File No. 0-19253), as filed with the Commission on August 26, 2002 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant, as amended through March 9, 2006 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on March 15, 2006 and incorporated herein by reference).

10.1
1992 Employee Stock Purchase Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 16, 2007 (File No. 0-19253), as filed with the Commission on April 13, 2008 and incorporated herein by reference).†

10.2
Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3
1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4
2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5
Amended and restated 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.6
2006 Stock Incentive Plan (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 13, 2006 (File No. 0-19253), as filed with the Commission on April 13, 2006 and incorporated herein by reference). †

10.7
Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.8
Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.10
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference). †

10.11
Form of Stock Settled Appreciation Rights Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference). †

10.12
Employment Letter between the Registrant and Michael Kupstas (filed as Exhibit 10.6.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999 (File No. 0-19253), as filed with the Commission on April 10, 2000 and incorporated herein by reference).†

10.13
Employment Letter between the Registrant and Mark Borland (filed as Exhibit 10.6.17 to the Registrant’s Quarterly Report of Form 10-Q for the period ended October 5, 2002 (File No. 0-19253), as filed with the Commission on November 18, 2002 and incorporated herein by reference).†

10.14
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.15
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).

Exhibit
Number		Description

10.16
Lease and Construction Exhibit between Bachelor Foods, Inc. and Panera, Inc. dated September 7, 2000 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, (File No. 0-19253), as filed with the Commission on March 28, 2001 and incorporated herein by reference).

10.17
Credit Agreement, dated as of November 27, 2007, among Panera Bread Company, Bank of America, N.A. and Banc of America Securities LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 3, 2007 and incorporated herein by reference).

10.18
Amended and Restated Credit Agreement, dated as of March 7, 2008, among Panera Bread Company, Bank of America, N.A., other Lenders party thereto, Banc of America Securities LLC and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on March 13, 2008 and incorporated herein by reference).

21	*	Registrant’s Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification by Chief Executive Officer.

31.2	*	Certification by Chief Financial Officer.

32	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.