Form 10-Q
period 2010-03-30
PANERA BREAD CO
filed 2010-05-07
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2010, 30,619,864 shares and 1,392,107 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 30, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$305,059	$246,400
Trade accounts receivable, net	19,219	17,317
Other accounts receivable	7,400	11,176
Inventories	11,651	12,295
Prepaid expenses	15,730	16,211
Deferred income taxes	17,718	18,685

Total current assets	376,777	322,084
Property and equipment, net	396,882	403,784
Other assets:
Goodwill	87,481	87,481
Other intangible assets, net	18,902	19,195
Deposits and other	5,431	4,621

Total other assets	111,814	111,297

Total assets	$885,473	$837,165

LIABILITIES
Current liabilities:
Accounts payable	$5,982	$6,417
Accrued expenses	145,420	135,842

Total current liabilities	151,402	142,259
Deferred rent	44,169	43,371
Deferred income taxes	24,530	28,813
Other long-term liabilities	26,700	25,686

Total liabilities	246,801	240,129
Commitments and contingencies (Note 7)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value per share:
Class A, 75,000,000 shares authorized; 30,659,488 issued and 30,490,162 outstanding in 2010; and 30,364,915 issued and 30,196,808 outstanding in 2009	3	3
Class B, 10,000,000 shares authorized; 1,392,107 issued and outstanding in 2010 and in 2009	—	—
Treasury stock, carried at cost; 169,326 shares in 2010 and 168,107 shares in 2009	(4,022)	(3,928)
Additional paid-in capital	184,135	168,288
Accumulated other comprehensive gain	262	224
Retained earnings	458,294	432,449

Total equity	$638,672	$597,036

Total liabilities and equity	$885,473	$837,165

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Revenues:
Bakery-cafe sales	$312,500	$272,882
Franchise royalties and fees	20,863	18,627
Fresh dough sales to franchisees	30,847	29,200

Total revenue	364,210	320,709
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$90,311	$80,991
Labor	100,682	89,541
Occupancy	24,389	23,272
Other operating expenses	39,535	36,180

Total bakery-cafe expenses	254,917	229,984
Fresh dough cost of sales to franchisees	24,835	24,779
Depreciation and amortization	17,009	16,419
General and administrative expenses	25,012	20,401
Pre-opening expenses	276	340

Total costs and expenses	322,049	291,923

Operating profit	42,161	28,786
Interest expense	168	166
Other (income) expense, net	307	(318)

Income before income taxes	41,686	28,938
Income taxes	15,841	10,911

Net income	25,845	18,027
Less: net income attributable to noncontrolling interest	—	595

Net income attributable to Panera Bread Company	$25,845	$17,432

Earnings per common share attributable to Panera Bread Company:
Basic	$0.83	$0.57

Diluted	$0.82	$0.57

Weighted average shares of common and common equivalent shares outstanding:
Basic	31,170	30,388

Diluted	31,521	30,737

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Cash flows from operations:
Net income	$25,845	$18,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,009	16,419
Stock-based compensation expense	2,484	2,176
Tax benefit from exercise of stock options	(2,755)	(900)
Deferred income taxes	(3,316)	(899)
Other	173	72
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	1,874	58
Inventories	644	682
Prepaid expenses	481	979
Accounts payable	(435)	1,523
Accrued expenses	13,007	5,599
Decrease in deposits and other	(875)	(678)
Deferred rent	798	287
Other long-term liabilities	921	(1,735)

Net cash provided by operating activities	55,855	41,610

Cash flows from investing activities:
Additions to property and equipment	(10,465)	(8,103)
Investment maturities proceeds	—	1,504

Net cash used in investing activities	(10,465)	(6,599)

Cash flows from financing activities:
Repurchase of common stock	(94)	(232)
Exercise of employee stock options	10,149	3,749
Tax benefit from exercise of stock options	2,755	900
Proceeds from issuance of common stock under employee benefit plans	459	426

Net cash provided by financing activities	13,269	4,843

Net increase in cash and cash equivalents	58,659	39,854
Cash and cash equivalents at beginning of period	246,400	74,710

Cash and cash equivalents at end of period	$305,059	$114,564

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2009. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2009 and filed with the SEC on February 26, 2010.
The unaudited consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results for any other interim period or for the entire year.
Subsequent Events
The Company has evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC and on March 31, 2010, subsequent to the Company’s first quarter of fiscal 2010, PB Biscuit acquired three bakery-cafes from Panera Bread ULC’s franchisee, Millennium Bread Inc. (“Millennium”), and Panera Bread ULC retained a majority ownership interest in PB Biscuit. Refer to Note 7, Commitments and Contingencies, for further details on the transaction.
Reclassifications
The Company reclassified deposits and other cash flows from investing activities to cash flows from operations in the Consolidated Statements of Cash Flows to more appropriately reflect the nature of the activities in the account. The Company has reclassified prior periods in order to conform to the current presentation.
Recent Accounting Pronouncements
On December 30, 2009, the Company adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company does not expect the adoption of this new guidance to have a material effect on its financial position or results of operations.
On December 30, 2009, the Company adopted changes issued by the FASB on accounting for variable interest entities (“VIE”), which changes the process for how an enterprise determines which party consolidates a VIE to a primarily qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and, should a change result, record the effect on net assets as a cumulative effect adjustment to retained earnings. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

Note 2. Noncontrolling Interest
The following tables illustrate the changes in equity for the thirteen weeks ended March 31, 2009 and March 30, 2010, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 30, 2008	$498,686		$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	18,027	$18,027	—	—	—	—	17,432	—	595
Other Comprehensive income (loss):
Foreign currency translation adjustment	(60)	(60)	—	—	—	—	—	(60)	—

Total other comprehensive income (loss)	(60)	(60)

Comprehensive income	17,967	$17,967

Issuance of common stock	426		—	—	—	426	—	—	—
Exercise of employee stock options	3,749		—	—	—	3,749	—	—	—
Stock-based compensation expense	2,177		—	—	—	2,177	—	—	—
Repurchase of common stock	(232)		—	—	(232)	—	—	—	—
Tax benefit from exercise of stock options	900		—	—	—	900	—	—	—

Balance, March 31, 2009	$523,673		$3	$—	$(2,436)	$158,610	$363,831	$(454)	$4,119

Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224	$—

Comprehensive income:
Net income	25,845	$25,845	—	—	—	—	25,845	—	—
Other comprehensive income:
Foreign currency translation adjustment	38	38	—	—	—	—	—	38	—

Total other comprehensive income	38	38

Comprehensive income	25,883	$25,883

Issuance of common stock	459		—	—	—	459	—	—	—
Exercise of employee stock options	10,149		—	—	—	10,149	—	—	—
Stock-based compensation expense	2,484		—	—	—	2,484	—	—	—
Repurchase of common stock	(94)		—	—	(94)	—	—	—	—
Tax benefit from exercise of stock options	2,755		—	—	—	2,755	—	—	—

Balance, March 30, 2010	$638,672		$3	$—	$(4,022)	$184,135	$458,294	$262	$—

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
On June 2, 2009, the Company purchased the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to the Company by the former shareholders of the remaining 49 percent of Paradise (the “Prior Shareholders”). Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on June 2, 2011, with any remaining holdback amounts reverting to the Prior Shareholders. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.
Note 3. Fair Value Measurements
The Company’s $181.9 million and $115.9 million in cash equivalents at March 30, 2010 and December 29, 2009, respectively, were recorded at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 30, 2010	December 29, 2009
Food:
Fresh dough facilities:
Raw materials	$2,304	$2,573
Finished goods	372	275
Bakery-cafes:
Raw materials	6,907	7,304
Paper goods	2,068	2,143

	$11,651	$12,295

Note 5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 30, 2010	December 29, 2009
Compensation and related employment taxes	$35,800	$33,416
Unredeemed gift cards	29,244	37,454
Insurance	18,304	16,265
Income taxes	13,166	—
Taxes, other than income tax	11,835	11,072
Advertising	5,753	2,465
Capital expenditures	5,434	6,108
Rent	4,973	5,019
Fresh dough operations	4,948	5,263
Utilities	2,919	3,163
Deferred purchase price of noncontrolling interest (Note 2)	2,269	2,264
Deferred revenue	270	1,334
Other	10,505	12,019

	$145,420	$135,842

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
As of March 30, 2010 and December 29, 2009, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended March 30, 2010 and March 31, 2009, and accrued interest related to the commitment fees was $0.1 million at both March 30, 2010 and December 29, 2009. As of March 30, 2010, the Company was in compliance with all covenants in the Amended and Restated Credit Agreement.
Note 7. Commitments and Contingencies
Lease Obligations
As of March 30, 2010, the Company guaranteed operating leases of 26 franchisee locations and three locations of its former Au Bon Pain division, or its franchisees, which the Company accounts for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from August 31, 2010 to December 31, 2023 and have a potential amount of future rental payments of approximately $29.1 million as of March 30, 2010. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of this accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.

During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company determined not to develop. During the thirteen weeks ended March 30, 2010, the Company decreased this reserve by approximately $0.3 million primarily due to the settlement of one lease and due to the decision to construct and open one bakery-cafe. No other significant changes were made to the accrual during the thirteen weeks ended March 30, 2010. During the thirteen weeks ended March 31, 2009, the Company decreased the reserve by approximately $0.1 million primarily due to the settlement of one lease. No other significant changes were made to the accrual during the thirteen weeks ended March 31, 2009. As of March 30, 2010 and December 29, 2009, the Company had approximately $0.1 million and $0.4 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium, as borrower, and certain of Millennium’s present and future subsidiaries, which the Company refers to as Franchisee Guarantors, who entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Covenants under the credit agreement required Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bore interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility was subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. The credit facility, which was collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, and the maturity date was subsequently further extended to February 19, 2010 and then to March 30, 2010. On March 31, 2010, the credit facility was terminated through a separate transaction with Millennium, as further discussed below.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as Panera Bread bakery-cafes in accordance with the Company’s then current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which included any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes, excluding overhead expenses of Panera Bread ULC. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the three bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheets as of March 30, 2010 and December 29, 2009.
On March 30, 2010, PB Biscuit was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three bakery-cafes. The transaction was accounted for as an acquisition under the business combination authoritative guidance. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued minority ownership interest to Millennium, subject to certain closing adjustments. The acquisition will be recorded in the Company’s consolidated financial statements for the second quarter of fiscal 2010 and the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to goodwill.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the

Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on the Company’s motion to dismiss, on June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, the Company filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to the Company’s motion for summary judgment on December 12, 2009, and the Company filed its reply in support of its motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part the Company’s motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties to stay the case through July 6, 2010, at which time the Company expects to file an answer to the complaint if mediation has not been successful. There can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Revenues:
Company bakery-cafe operations	$312,500	$272,882
Franchise operations	20,863	18,627
Fresh dough operations	53,742	52,865
Intercompany sales eliminations	(22,895)	(23,665)

Total revenues	$364,210	$320,709

Segment profit:
Company bakery-cafe operations	$57,583	$42,898
Franchise operations	19,520	16,904
Fresh dough operations	6,012	4,421

Total segment profit	$83,115	$64,223

Depreciation and amortization	17,009	16,419
Unallocated general and administrative expenses	23,669	18,678
Pre-opening expenses	276	340
Interest expense	168	166
Other (income) expense, net	307	(318)

Income before income taxes	$41,686	$28,938

Depreciation and amortization:
Company bakery-cafe operations	$14,115	$13,569
Fresh dough operations	1,910	1,939
Corporate administration	984	911

Total depreciation and amortization	$17,009	$16,419

Capital expenditures:
Company bakery-cafe operations	$9,194	$7,055
Fresh dough operations	525	616
Corporate administration	746	432

Total capital expenditures	$10,465	$8,103

	March 30, 2010	December 29, 2009
Segment assets:
Company bakery-cafe operations	$486,763	$498,806
Franchise operations	9,805	3,850
Fresh dough operations	46,499	48,616

Total segment assets	$543,067	$551,272

Unallocated trade and other accounts receivable	508	2,267
Unallocated property and equipment	14,199	14,437
Unallocated deposits and other	4,922	4,104
Other unallocated assets	322,777	265,085

Total assets	$885,473	$837,165

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred taxes.

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$25,845	$17,432

Weighted average number of shares outstanding — basic	31,170	30,388
Effect of dilutive stock-based employee compensation awards	351	349

Weighted average number of shares outstanding — diluted	31,521	30,737

Earnings per common share attributable to Panera Bread Company:
Basic	$0.83	$0.57

Diluted	$0.82	$0.57

Approximately 0.1 million and 0.6 million weighted-average stock options, restricted stock and stock-settled appreciation rights for the thirteen weeks ended March 30, 2010 and March 31, 2009, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been antidilutive.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion express or implied, of our anticipated growth, operating results, plans, objectives and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and those discussed from time to time in our Securities and Exchange Commission reports, including our Form 10-K for the year ended December 29, 2009 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
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
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year, which we refer to as our base store bakery-cafes. Previously, comparable bakery-cafe sales percentages were based on bakery-cafes that had been in operation for 18 months. Company-owned comparable bakery-cafe sales percentages are based on sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable bakery-cafe sales exclude closed locations.

Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us appreciate the effectiveness of our advertising and marketing initiatives, which our franchisees also contribute based on a percentage of their sales; and provides information that is relevant for comparison within the industry.
We also include in this report information on Company-owned, franchise-operated and system-wide average weekly sales. Average weekly sales are calculated by dividing total net sales by operating weeks. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and are based on sales from bakery-cafes included in our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
For the thirteen weeks ended March 30, 2010, we earned $0.82 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 9.5 percent (10.0 percent for Company-owned bakery-cafes and 9.2 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 9.2 percent to $41,948 ($41,040 for Company-owned bakery-cafes and $42,620 for franchise-operated bakery-cafes); and eight new bakery-cafes opened system-wide (three Company-owned bakery-cafes and five franchise-operated bakery-cafes).
For the thirteen weeks ended March 31, 2009, we earned $0.57 per diluted share with the following performance on key metrics: comparable bakery-cafe sales decreased 0.5 percent for Company-owned bakery-cafes and increased 0.9 percent for franchise-operated bakery-cafes, resulting in system-wide comparable bakery-cafe sales growth of 0.3 percent; system-wide average weekly sales decreased 0.1 percent to $38,423 ($37,380 for Company-owned bakery-cafes and $39,190 for franchise-operated bakery-cafes); 14 new bakery-cafes opened system-wide, including four Company-owned bakery-cafes and ten franchise-operated bakery-cafes; and four bakery-cafes closed system-wide, including two Company-owned bakery-cafes and two franchise-operated bakery-cafes.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Revenues:
Bakery-cafe sales	85.8%	85.1%
Franchise royalties and fees	5.7	5.8
Fresh dough sales to franchisees	8.5	9.1

Total revenue	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.9%	29.7%
Labor	32.2	32.8
Occupancy	7.8	8.5
Other operating expenses	12.7	13.3

Total bakery-cafe expenses	81.6	84.3
Fresh dough cost of sales to franchisees (2)	80.5	84.9
Depreciation and amortization	4.7	5.1
General and administrative expenses	6.9	6.4
Pre-opening expenses	0.1	0.1

Total costs and expenses	88.4	91.0

Operating profit	11.6	9.0
Interest expense	—	0.1
Other (income) expense, net	0.1	(0.1)

Income before income taxes	11.4	9.0
Income taxes	4.3	3.4

Net income	7.1	5.6
Less: net income attributable to noncontrolling interest	—	0.2

Net income attributable to Panera Bread Company	7.1%	5.4%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough sales to franchisees.
The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Number of bakery-cafes:
Company-owned:
Beginning of period	585	562
Bakery-cafes opened	3	4
Bakery-cafes closed	—	(2)

End of period	588	564

Franchise-operated:
Beginning of period	795	763
Bakery-cafes opened	5	10
Bakery-cafes closed	—	(2)

End of period	800	771

System-wide:
Beginning of period	1,380	1,325
Bakery-cafes opened	8	14
Bakery-cafes closed	—	(4)

End of period	1,388	1,335

Comparable Bakery-Cafe Sales
Fiscal comparable bakery-cafe sales growth (decline) for the periods indicated were as follows:

	For the thirteen weeks ended
	March 30, 2010	March 31, 2009
Company-owned	10.0%	-0.5%
Franchise-operated	9.2%	0.9%
System-wide	9.5%	0.3%
In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year. Previously, comparable bakery-cafe sales percentages were based on bakery-cafes that had been 100 percent owned and in operation for 18 months. For informational purposes and calculated in accordance with the previous method for determining bakery-cafe sales percentages, comparable bakery-cafe sales growth for the thirteen weeks ended March 30, 2010 would have been 9.9 percent, 9.5 percent, and 9.6 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively, as compared to 0.3 percent, 1.0 percent, and 0.7 percent for Company-owned, franchise-operated, and system-wide bakery-cafes for the thirteen weeks ended March 31, 2009, respectively.
Results of Operations
Revenues
Total revenues for the thirteen weeks ended March 30, 2010 increased 13.6 percent to $364.2 million compared to $320.7 million for the thirteen weeks ended March 31, 2009. The growth in total revenues for the thirteen weeks ended March 30, 2010 compared to the same period in 2009 was primarily due to the opening of 63 new bakery-cafes system-wide since March 31, 2009 and to the 9.5 percent increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended March 30, 2010. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 30, 2010	March 31, 2009	Change
System-wide average weekly sales	$41,948	$38,423	9.2%
Bakery-cafe sales for the thirteen weeks ended March 30, 2010 increased 14.5 percent to $312.5 million compared to $272.9 million for the thirteen weeks ended March 31, 2009. The increase in bakery-cafe sales for the thirteen weeks ended March 30, 2010 compared to the same period in 2009 was primarily due to the opening of 29 new Company-owned bakery-cafes since March 31, 2009 and to the 10.0 percent increase in Company-owned comparable bakery-cafe sales for the thirteen weeks ended March 30, 2010. This 10.0 percent growth in comparable bakery-cafe sales was driven by approximately 3.5 percent of transaction growth and approximately 6.5 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and positive mix impact of approximately 4.5 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues increased to 85.8 percent for the thirteen weeks ended March 30, 2010 as compared to 85.1 percent for the same period in 2009. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended March 30, 2010 compared to the same period in 2009 was due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 30, 2010	March 31, 2009	Change
Company-owned average weekly sales	$41,040	$37,380	9.8%
Company-owned number of operating weeks	7,619	7,300
Franchise royalties and fees for the thirteen weeks ended March 30, 2010 increased 12.4 percent to $20.9 million compared to $18.6 million for the thirteen weeks ended March 31, 2009. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Franchise royalties	$20,675	$18,320
Franchise fees	188	307

Total	$20,863	$18,627

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 30, 2010 compared to the same period in 2009 was primarily due to the opening of 34 franchise-operated bakery-cafes since March 31, 2009 and the 9.2 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended March 30, 2010. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 30, 2010	March 31, 2009	Change
Franchise-operated average weekly sales	$42,620	$39,190	8.8%
Franchise-operated number of operating weeks	10,306	9,931
As of March 30, 2010, we had 800 franchise-operated bakery-cafes open throughout the United States and in Ontario, Canada and we have received commitments to open 241 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Fresh dough sales to franchisees for the thirteen weeks ended March 30, 2010 increased 5.5 percent to $30.8 million compared to $29.2 million for the thirteen weeks ended March 31, 2009. The increase in fresh dough sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since March 31, 2009 and due to the 9.2 percent increase in franchise-operated comparable bakery-cafe sales for the thirteen weeks ended March 30, 2010.
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
The cost of food and paper products was $90.3 million, or 28.9 percent of bakery-cafe sales, for the thirteen weeks ended March 30, 2010 compared to $81.0 million, or 29.7 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales was principally due to category management initiatives; purchasing improvements; food cost deflation; improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings; and improved leverage overall from higher comparable bakery-cafe sales. As of March 30, 2010, there was an average of 64.3 bakery-cafes per fresh dough facility compared to an average of 61.5 as of March 31, 2009.
Labor expense was $100.7 million, or 32.2 percent of bakery-cafe sales, for the thirteen weeks ended March 30, 2010 compared to $89.5 million, or 32.8 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009. The decrease in labor expense as a percentage of bakery-cafe sales was primarily a result of improved leverage from higher comparable bakery-cafe sales and lower medical costs due to lower than normal self-insurance claims.
Occupancy cost was $24.4 million, or 7.8 percent of bakery-cafe sales, for the thirteen weeks ended March 30, 2010 compared to $23.3 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009. The decrease in occupancy cost as a percentage of bakery-cafe sales was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in 2009 than anticipated, and improved leverage from higher comparable bakery-cafe sales.
Other operating expenses were $39.5 million, or 12.7 percent of bakery-cafe sales, for the thirteen weeks ended March 30, 2010 compared to $36.2 million, or 13.3 percent of bakery-cafe sales, for the thirteen weeks ended March 31, 2009. The decrease in other operating expenses as a percentage of bakery-cafe sales was primarily a result of improved leverage from higher comparable bakery-cafe sales and timing of advertising and other controllable expenses, such as repairs and maintenance.
Fresh dough cost of sales to franchisees were $24.8 million, or 80.5 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 30, 2010, compared to $24.8 million, or 84.9 percent of fresh dough sales to franchisees, for the thirteen weeks ended March 31, 2009. The decrease in the fresh dough cost of sales to franchisees as a percentage of fresh dough sales to franchisees was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from new bakery-cafes and higher comparable bakery-cafe sales.

General and administrative expenses were $25.0 million, or 6.9 percent of total revenues, for the thirteen weeks ended March 30, 2010 compared to $20.4 million, or 6.4 percent of total revenues, for the thirteen weeks ended March 31, 2009. The increase in general and administrative expenses as a percent of total revenues was primarily due to investments made in our marketing infrastructure and as a result of higher incentive compensation expense compared to the prior year driven by our performance in 2010 exceeding original targets, partially offset by improved leverage of our expenses from higher sales.
Interest Expense
Interest expense was $0.2 million, or zero percent of total revenues, for the thirteen weeks ended March 30, 2010 compared to $0.2 million, or 0.1 percent of total revenues, for the thirteen weeks ended March 31, 2009. The decrease in interest expense as a percent of total revenues was primarily a result of improved leverage from higher sales.
Other Income and Expense, net
Other income and expense, net was $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended March 30, 2010 compared to $0.3 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended March 31, 2009. Other income and expense, net for the thirteen weeks ended March 30, 2010, was primarily comprised of a charge for certain state sales tax audit exposures, interest income and other inconsequential factors. Other income and expense, net for the thirteen weeks ended March 31, 2009, was primarily comprised of interest income and other inconsequential factors.
Income Taxes
The provision for income taxes increased to $15.8 million for the thirteen weeks ended March 30, 2010 compared to $10.9 million for the thirteen weeks ended March 31, 2009. The tax provision for the thirteen weeks ended March 30, 2010 and March 31, 2009 reflects a combined federal, state, and local effective tax rate of 38.0 percent and 38.5 percent, respectively, which decrease was primarily driven by permanent benefits being recognized relating to differences between financial and tax reporting requirements and state tax laws.
Liquidity and Capital Resources
Cash and cash equivalents were $305.1 million at March 30, 2010, compared with $246.4 million at December 29, 2009. This increase was primarily a result of $55.9 million of cash generated from operations, $10.1 million received from the exercise of employee stock options, and $2.8 million received from a tax benefit from the exercise of stock options, partially offset by the $10.5 million used on capital expenditures during the thirteen weeks ended March 30, 2010. Our primary source of liquidity is cash provided by operations, although we have also borrowed under a credit facility principally to finance repurchases of our common stock. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $225.4 million at March 30, 2010 compared to $179.8 million at December 29, 2009. The increase in working capital from December 29, 2009 to March 30, 2010 resulted primarily from the previously described increase in cash and cash equivalents of $58.7 million and an increase in trade accounts receivable, net of $1.9 million, partially offset by an increase in accrued expenses of $9.6 million, and a decrease in other accounts receivable of $3.8 million. We believe that our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
Cash provided by (used in):
Operating activities	$55,855	$41,610
Investing activities	(10,465)	(6,599)
Financing activities	13,269	4,843

Total	$58,659	$39,854

Operating Activities
Cash flows provided by operating activities for the thirteen weeks ended March 30, 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, an increase in accrued expenses and a decrease in trade and other accounts receivable, net. Cash flows provided by operating activities for the thirteen weeks ended March 31, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, the tax benefit from the exercise of stock options, and deferred income taxes, an increase in accrued expenses and accounts payable, a decrease in prepaid expenses, partially offset by a decrease in other long-term liabilities.

Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 30, 2010	March 31, 2009
New bakery-cafe and fresh dough facilities	$5,154	$1,948
Bakery-cafe and fresh dough facility improvements	4,096	4,432
Other capital needs	1,215	1,723

Total	$10,465	$8,103

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
During the fourth quarter of fiscal 2009, we received cash redemptions fully redeeming our remaining units in the Columbia Portfolio. During the thirteen weeks ended March 31, 2009, we received $1.5 million of cash redemptions at an average net asset value of $0.828 per unit, which we classified as investment maturity proceeds provided by investing activities. We recognized an offsetting $0.3 million unrealized loss and $0.3 million realized gain on the Columbia Portfolio units during the thirteen weeks ended March 31, 2009 related to the fair value measurements and redemptions received. As the Columbia Portfolio units were no longer trading and, therefore, had little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.6 million, as of March 31, 2009.
Financing Activities
Financing activities for the thirteen weeks ended March 30, 2010 included $10.1 million received from the exercise of employee stock options, $2.8 million received from the tax benefit from the exercise of stock options, $0.5 million received from the issuance of common stock under employee benefit plans, and $0.1 million used to repurchase shares of our Class A common stock. Financing activities for the thirteen weeks ended March 31, 2009 included $3.7 million received from the exercise of employee stock options, $0.9 million received from the tax benefit from the exercise of stock options, $0.4 million received from the issuance of common stock under employee benefit plans, and $0.2 million used to repurchase shares of our Class A common stock.
Purchase of Noncontrolling Interest
On June 2, 2009, we purchased the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to us by the former shareholders of the remaining 49 percent of Paradise, which we refer to as the Prior Shareholders. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by us for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on June 2, 2011, with any remaining holdback amounts reverting to the Prior Shareholders. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in our ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to us.

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase program of up to $600 million of our Class A common stock. Such share repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares will be retired immediately and will resume the status of authorized but unissued shares. The repurchase program may be modified, suspended, or discontinued by our Board of Directors at any time. No shares were repurchased under the share repurchase program during the thirteen weeks ended March 30, 2010.
We have historically repurchased shares of our Class A common stock through a share repurchase program approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. During the thirteen weeks ended March 30, 2010, we repurchased 1,219 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.13 per share for an aggregate purchase price of $0.1 million pursuant to the terms of the Plans and the applicable award agreements. During the thirteen weeks ended March 31, 2009, we repurchased 4,218 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $55.10 per share for an aggregate purchase price of $0.2 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase programs.
Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of March 30, 2010 and December 29, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.
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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 29, 2009.

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
Off-Balance Sheet Arrangements
As of March 30, 2010, we guaranteed operating leases of 26 franchisee locations and three locations of our former Au Bon Pain division, or its franchisees, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from August 31, 2010 to December 31, 2023 and have a potential amount of future rental payments of approximately $29.1 million as of March 30, 2010. The obligation from these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium Bread Inc., or Millennium, as borrower, and certain of Millennium’s present and future subsidiaries, which we refer to as Franchisee Guarantors, who entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Canada. Covenants under the credit agreement required Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bore interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility was subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. The credit facility, which was collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, and the maturity date was subsequently extended to February 19, 2010 and then to March 30, 2010. On March 31, 2010, the credit facility was terminated through a separate transaction with Millennium, as further discussed below.
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as Panera Bread bakery-cafes in accordance with our then current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which included any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes, excluding overhead expenses of Panera Bread ULC. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the three bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheets as of March 30, 2010 and December 29, 2009.
On March 30, 2010, PB Biscuit, ULC, or PB Biscuit, was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three bakery-cafes. The transaction was accounted for as an acquisition under the business combination authoritative guidance. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued minority ownership interest to Millennium, subject to certain closing adjustments. The acquisition will be recorded for our second quarter consolidated financial statements and the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with any remainder allocated to goodwill.

Accounting Standards Issued Not Yet Adopted
On December 30, 2009, we adopted the updated guidance issued by the Financial Accounting Standards Board, or FASB, related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on our consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, we filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to our motion for summary judgment on December 12, 2009, and we filed our reply in support of our motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part our motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties staying the case through July 6, 2010, at which time we expect to file an answer to the complaint if mediation has not been successful. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
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
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 30, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2010, we repurchased Class A common stock as follows:

				Approximate Dollar
			Total Number of Shares	Value of Shares That
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the Announced
Period	Shares Purchased (1)	per Share	Program	Program
December 30, 2009 – January 26, 2010	—	$—	—	$598,272,419
January 27, 2010 – March 2, 2010	276	72.15	—	$598,272,419
March 3, 2010 – March 30, 2010	943	78.59	—	$598,272,419

Total	1,219	$77.13	—	$598,272,419

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

Panera Bread Company (Registrant)
Dated: May 7, 2010	By:	/s/ Ronald M. Shaich
Ronald M. Shaich
Chairman and Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: May 7, 2010	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: May 7, 2010	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: May 7, 2010	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Assistant Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.