Form 10-Q
period 2010-06-29
PANERA BREAD CO
filed 2010-08-06
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 4, 2010, 29,724,376 shares and 1,392,107 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 29, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282,095	$246,400
Trade accounts receivable, net	20,931	17,317
Other accounts receivable	7,145	11,176
Inventories	11,994	12,295
Prepaid expenses	25,915	16,211
Deferred income taxes	22,256	18,685

Total current assets	370,336	322,084
Property and equipment, net	402,896	403,784
Other assets:
Goodwill	89,747	87,481
Other intangible assets, net	18,592	19,195
Deposits and other	5,089	4,621

Total other assets	113,428	111,297

Total assets	$886,660	$837,165

LIABILITIES
Current liabilities:
Accounts payable	$6,879	$6,417
Accrued expenses	170,520	135,842

Total current liabilities	177,399	142,259
Deferred rent	44,461	43,371
Deferred income taxes	22,401	28,813
Other long-term liabilities	31,182	25,686

Total liabilities	275,443	240,129
Commitments and contingencies (Note 8)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value per share:
Class A, 75,000,000 shares authorized; 29,984,588 issued and 29,809,947 outstanding in 2010; and 30,364,915 issued and 30,196,808 outstanding in 2009	3	3
Class B, 10,000,000 shares authorized; 1,392,107 issued and outstanding in 2010 and in 2009	—	—
Treasury stock, carried at cost; 174,641 shares in 2010 and 168,107 shares in 2009	(4,438)	(3,928)
Additional paid-in capital	129,815	168,288
Accumulated other comprehensive income	258	224
Retained earnings	484,998	432,449

Total Panera Bread Company stockholders’ equity	610,636	597,036
Noncontrolling interest	581	—

Total equity	$611,217	$597,036

Total liabilities and equity	$886,660	$837,165

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenues:
Bakery-cafe sales	$322,424	$281,644	$634,924	$554,526
Franchise royalties and fees	21,641	19,157	42,504	37,784
Fresh dough and other product sales to franchisees	34,059	29,993	64,906	59,193

Total revenues	378,124	330,794	742,334	651,503
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	90,714	84,059	181,025	165,050
Labor	103,031	90,669	203,713	180,210
Occupancy	24,651	24,086	49,041	47,358
Other operating expenses	43,923	38,677	83,458	74,857

Total bakery-cafe expenses	262,319	237,491	517,237	467,475
Fresh dough and other product cost of sales to franchisees	27,802	24,992	52,637	49,771
Depreciation and amortization	16,915	16,579	33,924	32,998
General and administrative expenses	24,105	18,445	49,117	38,846
Pre-opening expenses	880	405	1,156	745

Total costs and expenses	332,021	297,912	654,071	589,835

Operating profit	46,103	32,882	88,263	61,668
Interest expense	165	209	333	375
Other expense (income), net	3,010	160	3,316	(158)

Income before income taxes	42,928	32,513	84,614	61,451
Income taxes	16,273	12,278	32,114	23,189

Net income	26,655	20,235	52,500	38,262
Less: net (loss) income attributable to noncontrolling interest	(49)	206	(49)	801

Net income attributable to Panera Bread Company	$26,704	$20,029	$52,549	$37,461

Earnings per common share attributable to Panera Bread Company:
Basic	$0.86	$0.65	$1.69	$1.23

Diluted	$0.85	$0.65	$1.67	$1.21

Weighted average shares of common and common equivalent shares outstanding:
Basic	31,195	30,595	31,183	30,491

Diluted	31,512	30,959	31,519	30,849

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 29, 2010	June 30, 2009
Cash flows from operations:
Net income	$52,500	$38,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,924	32,998
Stock-based compensation expense	4,684	4,287
Tax benefit from exercise of stock options	(5,131)	(2,520)
Deferred income taxes	(9,983)	(2,235)
Other	(257)	1,555
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	(2,916)	2,022
Inventories	301	571
Prepaid expenses	(9,704)	(2,784)
Deposits and other	(468)	(882)
Accounts payable	462	(1,220)
Accrued expenses	30,953	(4,462)
Deferred rent	1,090	1,202
Other long-term liabilities	5,496	(839)

Net cash provided by operating activities	100,951	65,955

Cash flows from investing activities:
Additions to property and equipment	(23,793)	(22,645)
Proceeds from sale of bakery-cafes	2,204	—
Investment maturities proceeds	—	2,011

Net cash used in investing activities	(21,589)	(20,634)

Cash flows from financing activities:
Repurchase of common stock	(71,398)	(333)
Exercise of employee stock options	21,736	11,148
Tax benefit from exercise of stock options	5,131	2,520
Proceeds from issuance of common stock under employee benefit plans	864	802
Purchase of noncontrolling interest	—	(20,064)

Net cash used in financing activities	(43,667)	(5,927)

Net increase in cash and cash equivalents	35,695	39,394
Cash and cash equivalents at beginning of period	246,400	74,710

Cash and cash equivalents at end of period	$282,095	$114,104

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2009. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2009 as filed with the SEC on February 26, 2010.
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
Subsequent Events
The Company has evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the consolidated financial statements and noted no items that would require recognition or disclosure in the consolidated financial statements.
Reclassifications
The Company reclassified deposits and other from cash flows from investing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows to reflect more appropriately the nature of the activities in the account. The Company has also reclassified prior periods in order to conform to the current presentation.
Recent Accounting Pronouncements
On December 30, 2009, the Company adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 fair value measurements, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company does not expect the adoption of this new guidance to have a material effect on its financial position or results of operations.
On December 30, 2009, the Company adopted the updated guidance issued by the FASB on accounting for variable interest entities (“VIE”), which changes the process for how an enterprise determines which party consolidates a VIE to a primarily qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, companies must reconsider their conclusions on whether an entity should be consolidated and, should a change result, record the effect on net assets as a cumulative effect adjustment to retained earnings. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.
Note 2. Business Combinations
In order to facilitate the opening of the first Panera Bread bakery-cafes in Ontario, Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement and franchise agreements with Millennium Bread Inc. (“Millennium”), and certain of Millennium’s present and future subsidiaries (the “Franchise Guarantors”), pursuant to which Millennium would operate three Panera Bread bakery-cafes in Ontario, Canada. See Note 8 for additional information pertaining to the revolving credit facility with Millennium.

On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. The transaction was accounted for as an acquisition under the business combination authoritative guidance. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued minority ownership interest to Millennium at a fair value of $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of $4.1 million, subject to certain closing adjustments.
The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction is excluded from the Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results. These acquired bakery-cafes are included in our Company bakery-cafe operations segment. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill.
Note 3. Noncontrolling Interest
The following tables illustrate the changes in equity for the twenty-six weeks ended June 29, 2010 and June 30, 2009, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 30, 2008	$498,686		$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	38,262	$38,262	—	—	—	—	37,461	—	801
Other Comprehensive income:
Foreign currency translation adjustment	348	348	—	—	—	—	—	348	—

Total other comprehensive income	348	348

Comprehensive income	38,610	$38,610

Purchase of noncontrolling interest	(23,116)		—	—	—	(18,791)	—	—	(4,325)
Issuance of common stock	802		—	—	—	802	—	—	—
Exercise of employee stock options	11,148		—	—	—	11,148	—	—	—
Stock-based compensation expense	4,287		—	—	—	4,287	—	—	—
Repurchase of common stock	(333)		—	—	(333)	—	—	—	—
Tax benefit from exercise of stock options	2,520		—	—	—	2,520	—	—	—

Balance, June 30, 2009	$532,604		$3	$—	$(2,537)	$151,324	$383,860	$(46)	$—

Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224	$—

Comprehensive income:
Net income (loss)	52,500	$52,500	—	—	—	—	52,549	—	(49)
Other comprehensive income:
Foreign currency translation adjustment	34	34	—	—	—	—	—	34	—

Total other comprehensive income	34	34

Comprehensive income	52,534	$52,534

Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	630
Issuance of common stock	864		—	—	—	864	—	—	—
Exercise of employee stock options	21,736		—	—	—	21,736	—	—	—
Stock-based compensation expense	4,684		—	—	—	4,684	—	—	—
Repurchase of common stock	(71,398)		—	—	(510)	(70,888)	—	—	—
Tax benefit from exercise of stock options	5,131		—	—	—	5,131	—	—	—

Balance, June 29, 2010	$611,217		$3	$—	$(4,438)	$129,815	$484,998	$258	$581

Refer to Note 2 for information pertaining to the noncontrolling interest in PB Biscuit.
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

On June 2, 2009, the Company purchased the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to the Company by the former shareholders of the remaining 49 percent of Paradise (the “Prior Shareholders”). Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid by the Company on June 2, 2009, with $2.3 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on June 2, 2011, with any remaining holdback amounts reverting to the Prior Shareholders. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.
Note 4. Fair Value Measurements
The Company’s $97.5 million and $115.9 million in cash equivalents at June 29, 2010 and December 29, 2009, respectively, were recorded at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
Note 5. Inventories
Inventories consisted of the following (in thousands):

	June 29, 2010	December 29, 2009
Food:
Fresh dough facilities:
Raw materials	$2,683	$2,573
Finished goods	400	275
Bakery-cafes:
Raw materials	6,911	7,304
Paper goods	2,000	2,143

	$11,994	$12,295

Note 6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 29, 2010	December 29, 2009
Compensation and related employment taxes	$33,414	$33,416
Unredeemed gift cards	29,767	37,454
Insurance	18,254	16,265
Capital expenditures	15,360	6,108
Taxes, other than income tax	14,333	11,072
Advertising	10,388	2,465
Income taxes	9,872	—
Fresh dough and other product operations	6,840	5,263
Rent	5,933	5,019
Deferred revenue	3,728	1,334
Utilities	3,252	3,163
Deferred purchase price of noncontrolling interest (Note 3)	2,274	2,264
Other	17,105	12,019

	$170,520	$135,842

Note 7. Credit Facility
The Company and certain of its direct and indirect subsidiaries, as guarantors, are parties to an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. and other lenders party thereto, which provides for a secured revolving credit facility of $250.0 million to be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. The Amended and Restated Credit Agreement, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of default.

As of June 29, 2010 and December 29, 2009, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended June 29, 2010 and June 30, 2009 and $0.2 million for each of the twenty-six weeks ended June 29, 2010 and June 30, 2009, respectively. Accrued interest related to the commitment fees was $0.1 million at both June 29, 2010 and December 29, 2009. As of June 29, 2010, the Company was in compliance with all covenants included in the Amended and Restated Credit Agreement.
Note 8. Commitments and Contingencies
Lease Obligations
As of June 29, 2010, the Company guaranteed operating leases of 29 franchisee locations and three locations of its former Au Bon Pain division, or its franchisees, which the Company accounts for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from August 31, 2010 to December 31, 2023 and a potential amount of future rental payments of approximately $32.1 million as of June 29, 2010. The Company’s obligations under these leases will generally decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company decided not to develop. During the thirteen weeks ended June 29, 2010, the Company decreased this reserve by approximately $0.1 million primarily due to the settlement of one lease. No other significant changes were made to the accrual during the thirteen weeks ended June 29, 2010. During the thirteen weeks ended June 30, 2009, the Company decreased the reserve by approximately $0.2 million primarily due to its subsequent determination to develop one of the sites. During the twenty-six weeks ended June 29, 2010, the Company decreased the reserve by $0.4 million due to the settlement of two leases and the Company’s decision to develop one bakery-cafe. During the twenty-six weeks ended June 30, 2009, the Company decreased the reserve by $0.3 million due to its subsequent determination to develop one of the sites and the settlement of one lease. No other significant changes were made to the accrual during the thirteen or twenty-six weeks ended June 29, 2010. As of June 29, 2010 and December 29, 2009, the Company had no accrual and approximately $0.4 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Ontario, Canada, on September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium, as borrower, and the Franchisee Guarantors, who entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Ontario, Canada. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheet as of December 29, 2009. Covenants under the credit agreement required Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bore interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility was subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. The credit facility, which was collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, and the maturity date was subsequently further extended to February 19, 2010 and then to March 30, 2010. On March 31, 2010, the credit facility was terminated through the purchase transaction with Millennium, as described in Note 2.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26,

2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit. On October 6, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on the Company’s motion to dismiss, on June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, the Company filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to the Company’s motion for summary judgment on December 12, 2009, and the Company filed its reply in support of its motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part the Company’s motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties staying the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. The Company will be required to answer the complaint by August 30, 2010 if mediation has not been successful. On July 1, 2010, the Court extended the stay until July 30, 2010 and set August 30, 2010 as the deadline for the Company’s answer to the complaint. An adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
Note 9. Business Segment Information
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
The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, cream cheese and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to both Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Operations.
Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenues:
Company bakery-cafe operations	$322,424	$281,644	$634,924	$554,526
Franchise operations	21,641	19,157	42,504	37,784
Fresh dough and other product operations	66,809	106,301	120,551	159,166
Intercompany sales eliminations	(32,750)	(76,308)	(55,645)	(99,973)

Total revenues	$378,124	$330,794	$742,334	$651,503

Segment profit:
Company bakery-cafe operations	$60,105	$44,153	$117,688	$87,051
Franchise operations	20,256	15,599	39,776	32,503
Fresh dough and other product operations	6,257	5,001	12,269	9,422

Total segment profit	$86,618	$64,753	$169,733	$128,976

Depreciation and amortization	$16,915	$16,579	$33,924	$32,998
Unallocated general and administrative expenses	22,720	14,887	46,390	33,565
Pre-opening expenses	880	405	1,156	745
Interest expense	165	209	333	375
Other expense (income), net	3,010	160	3,316	(158)

Income before income taxes	$42,928	$32,513	$84,614	$61,451

Depreciation and amortization:
Company bakery-cafe operations	$13,990	$13,749	$28,105	$27,318
Fresh dough and other product operations	1,921	1,916	3,831	3,855
Corporate administration	1,004	914	1,988	1,825

Total depreciation and amortization	$16,915	$16,579	$33,924	$32,998

Capital expenditures:
Company bakery-cafe operations	$9,572	$12,413	$18,766	$19,468
Fresh dough and other product operations	974	1,019	1,499	1,635
Corporate administration	2,782	1,110	3,528	1,542

Total capital expenditures	$13,328	$14,542	$23,793	$22,645

	June 29, 2010	December 29, 2009
Segment assets:
Company bakery-cafe operations	$505,273	$498,806
Franchise operations	7,254	3,850
Fresh dough and other product operations	46,620	48,616

Total segment assets	$559,147	$551,272

Unallocated trade and other accounts receivable	1,032	2,267
Unallocated property and equipment	17,636	14,437
Unallocated deposits and other	4,495	4,104
Other unallocated assets	304,350	265,085

Total assets	$886,660	$837,165

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred taxes.

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$26,704	$20,029	$52,549	$37,461

Weighted average number of shares outstanding — basic	31,195	30,595	31,183	30,491
Effect of dilutive stock-based employee compensation awards	317	364	336	358

Weighted average number of shares outstanding — diluted	31,512	30,959	31,519	30,849

Earnings per common share attributable to Panera Bread Company:
Basic	$0.86	$0.65	$1.69	$1.23

Diluted	$0.85	$0.65	$1.67	$1.21

For the thirteen and twenty-six weeks ended June 29, 2010, options and restricted stock of zero shares and 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive. For the thirteen and twenty-six weeks ended June 30, 2009, options and restricted stock of 0.3 million shares and 0.5 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion expressed or implied, of our anticipated growth, operating results, plans, objectives and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and those discussed from time to time in our Securities and Exchange Commission reports, including our Form 10-K for the year ended December 29, 2009 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
General
Panera Bread Company and its subsidiaries may be referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “our” in the following discussion.
Our revenues are derived from Company-owned bakery-cafe sales, fresh dough and other product sales to franchisees, and franchise royalties and fees. Fresh dough and other product sales to franchisees are primarily the sales of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned bakery-cafe sales. The cost of fresh dough and other product sales to franchisees relates primarily to the sale of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.

Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year, which we refer to as our base store bakery-cafes. Previously, comparable bakery-cafe sales percentages were based on bakery-cafes that had been in operation for 18 months. The modification of the method did not have a material impact on previously reported amounts. Company-owned comparable bakery-cafe sales percentages are based on sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable bakery-cafe sales percentages are based on sales at both Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable bakery-cafe sales exclude closed locations.
Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”), and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies. We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us appreciate the effectiveness of our advertising and marketing initiatives, which our franchisees also contribute based on a percentage of their sales; and provides information that is relevant for comparison within the industry.
We also include in this report information on Company-owned, franchise-operated and system-wide average weekly sales. Average weekly sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable bakery-cafe sales exclude closed locations and are based on sales from bakery-cafes included in our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly sales during the “honeymoon” period. As a result, year-over-year results of average weekly sales are generally lower than the results in comparable bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
For the thirteen weeks ended June 29, 2010, we earned $0.85 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 9.9 percent compared to the thirteen weeks ended June 30, 2009 (growth of 9.6 percent for Company-owned bakery-cafes and growth of 10.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 9.2 percent to $42,903 ($41,940 for Company-owned bakery-cafes and $43,615 for franchise-operated bakery-cafes); and 13 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and five franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Additionally, during the second quarter of fiscal 2010, the Company sold three bakery-cafes in its Mobile, Alabama market to an existing franchisee and acquired a majority interest in three bakery-cafes in the Ontario, Canada market from a franchisee, as described in Note 2. Our results for the thirteen weeks ended June 29, 2010 of $0.85 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under its $600.0 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.
For the thirteen weeks ended June 30, 2009, we earned $0.65 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales declined 0.4 percent compared to the thirteen weeks ended June 24, 2008 (decline of 0.6 percent for Company-owned bakery-cafes and decline of 0.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales decreased 1.1 percent to $39,283 ($38,492 for Company-owned bakery-cafes and $39,859 for franchise-operated bakery-cafes); 14 new bakery-cafes opened system-wide (four Company-owned bakery-cafes and ten franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes). Our results for the thirteen weeks ended June 30, 2009 of $0.65 per diluted share were negatively impacted by the unfavorable year-over-year shift in the Easter holiday from March 2008 to April 2009 and also included a $0.02 per diluted share charge to increase reserves for certain state sales tax audit exposures and a $0.02 per diluted share charge for the write-off of smallwares related to the rollout of new china.

For the twenty-six weeks ended June 29, 2010, we earned $1.67 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 9.7 percent compared to the twenty-six weeks ended June 30, 2009 (growth of 9.8 percent for Company-owned bakery-cafes and growth of 9.7 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 9.2 percent to $42,428 ($41,492 for Company-owned bakery-cafes and $43,120 for franchise-operated bakery-cafes); 21 new bakery-cafes opened system-wide (11 Company-owned bakery-cafes and 10 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Additionally, during the twenty-six weeks ended June 29, 2010, the Company sold three bakery-cafes in its Mobile, Alabama market to an existing franchisee and acquired a majority interest in three bakery-cafes in the Ontario, Canada market from a franchisee, as described in Note 2. Our results for twenty-six weeks ended June 29, 2010 of $1.67 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under its $600.0 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.
For the twenty-six weeks ended June 30, 2009, we earned $1.21 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales growth of 0.1 percent compared to the twenty-six weeks ended June 24, 2008 (decline of 0.5 percent for Company-owned bakery-cafes and growth of 0.3 percent for franchise-operated bakery-cafes); system-wide average weekly sales decreased 0.6 percent to $38,855 ($37,936 for Company-owned bakery-cafes and $39,527 for franchise-operated bakery-cafes); 28 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and 20 franchise-operated bakery-cafes); and eight bakery-cafes closed system-wide (four Company-owned bakery-cafes and four franchise-operated bakery-cafes). Our results for the twenty-six weeks ended June 30, 2009 of $1.21 per diluted share included a $0.02 per diluted share charge to increase reserves for certain state sales tax audit exposures and a $0.02 per diluted share charge for the write-off of smallwares related to the introduction of new china.
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenues:
Bakery-cafe sales	85.3%	85.1%	85.5%	85.1%
Franchise royalties and fees	5.7	5.8	5.7	5.8
Fresh dough and other product sales to franchisees	9.0	9.1	8.7	9.1

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.1%	29.8%	28.5%	29.8%
Labor	32.0	32.2	32.1	32.5
Occupancy	7.6	8.6	7.7	8.5
Other operating expenses	13.6	13.7	13.1	13.5

Total bakery-cafe expenses	81.4	84.3	81.5	84.3
Fresh dough and other product cost of sales to franchisees (2)	81.6	83.3	81.1	84.1
Depreciation and amortization	4.5	5.0	4.6	5.1
General and administrative expenses	6.4	5.6	6.6	6.0
Pre-opening expenses	0.2	0.1	0.2	0.1

Total costs and expenses	87.8	90.1	88.1	90.5

Operating profit	12.2	9.9	11.9	9.5
Interest expense	—	0.1	—	0.1
Other expense (income), net	0.8	—	0.4	—

Income before income taxes	11.4	9.8	11.4	9.4
Income taxes	4.3	3.7	4.3	3.6

Net income	7.0	6.1	7.1	5.8
Less: net (loss) income attributable to noncontrolling interest	—	0.1	—	0.1

Net income attributable to Panera Bread Company	7.1%	6.0%	7.1%	5.7%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Number of bakery-cafes:
Company-owned:
Beginning of period	588	564	585	562
Bakery-cafes opened	8	4	11	8
Bakery-cafes closed	(1)	(2)	(1)	(4)

End of period	595	566	595	566

Franchise-operated:
Beginning of period	800	771	795	763
Bakery-cafes opened	5	10	10	20
Bakery-cafes closed	(1)	(2)	(1)	(4)

End of period	804	779	804	779

System-wide:
Beginning of period	1,388	1,335	1,380	1,325
Bakery-cafes opened	13	14	21	28
Bakery-cafes closed	(2)	(4)	(2)	(8)

End of period	1,399	1,345	1,399	1,345

Comparable Bakery-Cafe Sales
Fiscal comparable bakery-cafe sales growth (decline) for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Company-owned	9.6%	(0.6%)	9.8%	(0.5%)
Franchise-operated	10.1%	(0.3%)	9.7%	0.3%
System-wide	9.9%	(0.4%)	9.7%	0.1%
In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year. Previously, comparable bakery-cafe sales percentages were based on bakery-cafes that had been 100 percent owned and in operation for 18 months. The modification of the method did not have a material impact on previously reported amounts.
Results of Operations
Revenues
Total revenues for the thirteen weeks ended June 29, 2010 increased 14.3 percent to $378.1 million compared to $330.8 million for the thirteen weeks ended June 30, 2009. The growth in total revenues for the thirteen weeks ended June 29, 2010 compared to the same period in 2009 was primarily due to the opening of 62 new bakery-cafes system-wide since June 30, 2009 and to the 9.9 percent increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended June 29, 2010. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
System-wide average weekly sales	$42,903	$39,283	9.2%
Total revenues for the twenty-six weeks ended June 29, 2010 increased 13.9 percent to $742.3 million compared to $651.5 million for the twenty-six weeks ended June 30, 2009. The growth in total revenues for the twenty-six weeks ended June 29, 2010 compared to the same period in 2009 was primarily due to the opening of 62 new bakery-cafes system-wide since June 30, 2009, and to the 9.7 percent increase in system-wide comparable bakery-cafe sales for the twenty-six weeks ended June 29, 2010. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
System-wide average weekly sales	$42,428	$38,855	9.2%

Bakery-cafe sales for the thirteen weeks ended June 29, 2010 increased 14.5 percent to $322.4 million compared to $281.6 million for the thirteen weeks ended June 30, 2009. The increase in bakery-cafe sales for the thirteen weeks ended June 29, 2010 compared to the same period in 2009 was primarily due to the opening of 33 new Company-owned bakery-cafes since June 30, 2009 and to the 9.6 percent increase in Company-owned comparable bakery-cafe sales for the thirteen weeks ended June 29, 2010. This 9.6 percent growth in comparable bakery-cafe sales was driven by approximately 1.9 percent of transaction growth and approximately 7.7 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.5 percent and positive mix impact of approximately 5.2 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues increased to 85.3 percent for the thirteen weeks ended June 29, 2010 as compared to 85.1 percent for the same period in 2009. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended June 29, 2010 compared to the same period in 2009 was due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
Company-owned average weekly sales	$41,940	$38,492	9.0%
Company-owned number of operating weeks	7,692	7,317	5.1%
Bakery-cafe sales for the twenty-six weeks ended June 29, 2010 increased 14.5 percent to $634.9 million compared to $554.5 million for the twenty-six weeks ended June 30, 2009. The increase in bakery-cafe sales for the twenty-six weeks ended June 29, 2010 compared to the same period in 2009 was primarily due to the opening of 33 new Company-owned bakery-cafes since June 30, 2009, and the 9.8 percent increase in comparable Company-owned bakery-cafe sales for the twenty-six weeks ended June 29, 2010. This 9.8 percent increase in comparable bakery-cafe sales was driven by approximately 2.7 percent of transaction growth and approximately 7.1 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and positive mix impact of approximately 5.1 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues increased by 0.4 percentage points to 85.5 percent for the twenty-six weeks ended June 29, 2010 as compared to 85.1 percent for the same period in 2009. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the twenty-six weeks ended June 29, 2010 compared to the same period in 2009 was due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
Company-owned average weekly sales	$41,492	$37,936	9.4%
Company-owned number of operating weeks	15,311	14,617	4.7%
Franchise royalties and fees for the thirteen weeks ended June 29, 2010 increased 13.0 percent to $21.6 million compared to $19.2 million for the thirteen weeks ended June 30, 2009. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	June 29, 2010	June 30, 2009
Franchise royalties	$21,373	$18,856
Franchise fees	268	301

Total	$21,641	$19,157

The increase in franchise royalty and fee revenues for the thirteen weeks ended June 29, 2010 compared to the same period in 2009 was primarily due to the opening of 29 franchise-operated bakery-cafes since June 30, 2009 and the 10.1 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended June 29, 2010. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
Franchise-operated average weekly sales	$43,615	$39,859	9.4%
Franchise-operated number of operating weeks	10,397	10,070	3.2%

Franchise royalties and fees for the twenty-six weeks ended June 29, 2010 increased 12.5 percent to $42.5 million compared to $37.8 million for the twenty-six weeks ended June 30, 2009. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 26 Weeks Ended
	June 29, 2010	June 30, 2009
Franchise royalties	$42,047	$37,176
Franchise fees	457	608

Total	$42,504	$37,784

The increase in franchise royalty and fee revenues for the twenty-six weeks ended June 29, 2010 compared to the same period in 2009 was due to the opening of 29 franchise-operated bakery-cafes since June 30, 2009 and the 9.7 percent increase in comparable franchise-operated bakery-cafe sales for the twenty-six weeks ended June 29, 2010. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 29, 2010	June 30, 2009	Change
Franchise-operated average weekly sales	$43,120	$39,527	9.1%
Franchise-operated number of operating weeks	20,703	20,001	3.5%
As of June 29, 2010, we had 804 franchise-operated bakery-cafes open throughout the United States and we have received commitments to open 260 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Fresh dough and other product sales to franchisees for the thirteen weeks ended June 29, 2010 increased 13.7 percent to $34.1 million compared to $30.0 million for the thirteen weeks ended June 30, 2009. Fresh dough and other product sales to franchisees for the twenty-six weeks ended June 29, 2010 increased 9.6 percent to $64.9 million compared to $59.2 million for the twenty-six weeks ended June 30, 2009. The increase in fresh dough and other product sales to franchisees for the thirteen and twenty-six weeks ended June 29, 2010 was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since June 30, 2009 and due to the 10.1 percent and 9.7 percent increase in franchise-operated comparable bakery-cafe sales compared to the same thirteen and twenty-six periods in the prior year, respectively.
Costs and Expenses
The cost of food and paper products includes the costs associated with our fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in the Consolidated Statements of Operations.
The cost of food and paper products was $90.7 million, or 28.1 percent of bakery-cafe sales, for the thirteen weeks ended June 29, 2010 compared to $84.1 million, or 29.8 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009. The cost of food and paper products was $181.0 million, or 28.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 29, 2010 compared to $165.1 million, or 29.8 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was principally due to category management initiatives; purchasing improvements; food cost deflation; improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings; and improved leverage overall from higher comparable bakery-cafe sales. For the thirteen and twenty-six weeks ended June 29, 2010, there was an average of 64.7 and 64.4 bakery-cafes per fresh dough facility compared to an average of 62.1 and 60.9 as of June 30, 2009, respectively.
Labor expense was $103.0 million, or 32.0 percent of bakery-cafe sales, for the thirteen weeks ended June 29, 2010 compared to $90.7 million, or 32.2 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009. Labor expense was $203.7 million, or 32.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 29, 2010 compared to $180.2 million, or 32.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009. The decrease in labor expense as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was primarily a result of improved leverage from higher comparable bakery-cafe sales and lower costs due to lower than normal self-insurance claims.

Occupancy cost was $24.7 million, or 7.6 percent of bakery-cafe sales, for the thirteen weeks ended June 29, 2010 compared to $24.1 million, or 8.6 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009. Occupancy cost was $49.0 million, or 7.7 percent of bakery-cafe sales, for the twenty-six weeks ended June 29, 2010 compared to $47.4 million, or 8.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009. The decrease in occupancy cost as a percentage of bakery-cafe sales between the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in 2009 than in 2010, and improved leverage from higher comparable bakery-cafe sales.
Other operating expenses were $43.9 million, or 13.6 percent of bakery-cafe sales, for the thirteen weeks ended June 29, 2010 compared to $38.7 million, or 13.7 percent of bakery-cafe sales, for the thirteen weeks ended June 30, 2009. Other operating expenses were $83.5 million, or 13.1 percent of bakery-cafe sales, for the twenty-six weeks ended June 29, 2010 compared to $74.9 million, or 13.5 percent of bakery-cafe sales, for the twenty-six weeks ended June 30, 2009. The decrease in other operating expenses as a percentage of bakery-cafe sales for the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was primarily a result of improved leverage from higher comparable bakery-cafe sales and timing of advertising and other controllable expenses.
Fresh dough and other product cost of sales to franchisees were $27.8 million, or 81.6 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 29, 2010, compared to $25.0 million, or 83.3 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 30, 2009. Fresh dough and other product cost of sales to franchisees were $52.6 million, or 81.1 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 29, 2010, compared to $49.8 million, or 84.1 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 30, 2009. The decrease in the fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was primarily the result of the year-over-year decrease in ingredient costs, improved leverage from new bakery-cafes, and higher comparable bakery-cafe sales.
General and administrative expenses were $24.1 million, or 6.4 percent of total revenues, for the thirteen weeks ended June 29, 2010 compared to $18.4 million, or 5.6 percent of total revenues, for the thirteen weeks ended June 30, 2009. General and administrative expenses were $49.1 million, or 6.6 percent of total revenues, for the twenty-six weeks ended June 29, 2010 compared to $38.8 million, or 6.0 percent of total revenues, for the twenty-six weeks ended June 30, 2009. The increase in general and administrative expenses as a percent of total revenues for the thirteen and twenty-six weeks ended June 29, 2010 compared to the same periods in 2009 was primarily due to investments made in our marketing infrastructure and as a result of higher incentive compensation expense compared to the prior year driven by our 2010 fiscal year-to-date performance exceeding original targets, partially offset by improved leverage of our expenses from higher sales.
Interest Expense
Interest expense was $0.2 million, or 0.0 percent of total revenues, for the thirteen weeks ended June 29, 2010 compared to $0.2 million, or 0.1 percent of total revenues, for the thirteen weeks ended June 30, 2009. Interest expense was $0.3 million, or 0.0 percent of total revenues, for the twenty-six weeks ended June 29, 2010 compared to $0.4 million, or 0.1 percent of total revenues, for the twenty-six weeks ended June 30, 2009. The decrease in interest expense as a percent of total revenues for the thirteen and twenty-six weeks ended June 29, 2010 as compared to the same period in 2009 was primarily a result of increased revenues.
Other Income and Expense, net
Other income and expense, net was $3.0 million of expense, or 0.7 percent of total revenues, for the thirteen weeks ended June 29, 2010 compared to $0.2 million of expense, or 0.0 percent of total revenues, for the thirteen weeks ended June 30, 2009. Other income and expense, net was $3.3 million of expense, or 0.4 percent of total revenues, for the twenty-six weeks ended June 29, 2010 compared to $0.2 million of income, or 0.0 percent of total revenues, for the twenty-six weeks ended June 29, 2009. Other income and expense, net for the thirteen and twenty-six weeks ended June 29, 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and other inconsequential items.
Income Taxes
The provision for income taxes increased to $16.3 million for the thirteen weeks ended June 29, 2010 compared to $12.3 million for the thirteen weeks ended June 30, 2009. The tax provision for the thirteen weeks ended June 29, 2010 and June 30, 2009 reflects a combined federal, state, and local effective tax rate of 37.9 percent and 37.7 percent, respectively. The provision for income taxes increased to $32.1 million for the twenty-six weeks ended June 29, 2010 compared to $23.2 million for the twenty-six weeks ended June 30, 2009. The tax provision for the twenty-six weeks ended June 29, 2010 and June 30, 2009 reflects a combined federal, state, and local effective tax rate of 38.0 percent and 37.7 percent, respectively. The increase in the thirteen and twenty-six week period rates were primarily driven by an increase in state taxes in the current year and by permanent benefits recognized in the prior period relating to differences between financial and tax reporting requirements and state tax laws.

Liquidity and Capital Resources
Cash and cash equivalents were $282.1 million at June 29, 2010, compared with $246.4 million at December 29, 2009. This increase was primarily a result of $101.0 million of cash generated from operations, $21.7 million received from the exercise of employee stock options, partially offset by the $71.4 million used to repurchase stock, and $23.8 million used on capital expenditures during the twenty-six weeks ended June 29, 2010. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $192.9 million at June 29, 2010 compared to $179.8 million at December 29, 2009. The increase in working capital from December 29, 2009 to June 29, 2010 resulted primarily from the previously described increase in cash and cash equivalents of $35.7 million, as well an increase in prepaid expenses of $9.7 million, an increase in trade accounts receivable, net of $3.6 million, and an increase of $3.6 million related to deferred income taxes, partially offset by an increase in accrued expenses of $31.0 million, and a decrease in other accounts receivable of $4.0 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 26 Weeks Ended
	June 29, 2010	June 30, 2009
Cash provided by (used in):
Operating activities	$100,951	$65,955
Investing activities	(21,589)	(20,634)
Financing activities	(43,667)	(5,927)

Total	$35,695	$39,394

Operating Activities
Cash flows provided by operating activities for the twenty-six weeks ended June 29, 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, an increase in accrued expenses, partially offset by an increase in prepaid expenses, and a decrease in trade and other accounts receivable, net. Cash flows provided by operating activities for the twenty-six weeks ended June 30, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, an increase in deferred rent, and decreases in trade and other account receivable and inventories, partially offset by an increase in prepaid expenses and decreases in accounts payable, accrued expenses, and other long-term liabilities.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 29, 2010	June 30, 2009
New bakery-cafe and fresh dough facilities	$11,907	$8,377
Bakery-cafe and fresh dough facility improvements	5,929	8,726
Other capital needs	5,957	5,542

Total	$23,793	$22,645

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate the lower half of 80 to 90 system-wide bakery-cafe openings in fiscal 2010. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $850,000, which is net of landlord allowances and excludes capitalized development overhead.

Investing activities for the twenty-six weeks ended June 29, 2010 included additions to property and equipment of $23.8 million offset by $2.2 million received from the sale of the three bakery-cafes.
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
During the fourth quarter of fiscal 2009, we received cash redemptions fully redeeming our remaining units in the Columbia Portfolio. During the twenty-six weeks ended June 30, 2009, we received $2.0 million of cash redemptions at an average net asset value of $0.836 per unit, which we classified as investment maturity proceeds provided by investing activities. We recognized a $0.2 million realized gain on the Columbia Portfolio units during the twenty-six weeks ended June 30, 2009 related to the fair value measurements and redemptions received. As the Columbia Portfolio units were no longer trading and, therefore, had little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.579 per unit, or $2.3 million, as of June 30, 2009.
Financing Activities
Financing activities for the twenty-six weeks ended June 29, 2010 included $71.4 million used to repurchase shares of our Class A common stock offset by $21.7 million received from the exercise of employee stock options, $5.1 million received from the tax benefit from exercise of stock options, and $0.9 million received from the issuance of common stock. Financing activities for the twenty-six weeks ended June 30, 2009 included $20.1 million used to purchase the remaining interest of Paradise Bakery & Café, Inc. (“Paradise”), and $0.3 million to repurchase our Class A common stock, partially offset by $11.1 million received from the exercise of employee stock options, $2.5 million received from the tax benefit from the exercise of stock options, and $0.8 million received from the issuance of common stock under employee benefit plans.
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
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock. Such share repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the twenty-six weeks ended June 29, 2010, we repurchased 897,556 shares under the share repurchase authorization at an average price of $78.95.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the twenty-six weeks ended June 29, 2010, we repurchased 6,534 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.95 per share for an aggregate purchase price of $0.5 million pursuant to the terms of the Plans and the applicable award agreements. During the twenty-six weeks ended June 30, 2009, we repurchased 6,034 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $54.96 per share for an aggregate purchase price of $0.3 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of June 29, 2010 and December 29, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Contractual Obligations and Other Commitments
We currently anticipate the lower half of 80 to 90 system-wide bakery-cafe openings in fiscal 2010. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
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
Off-Balance Sheet Arrangements
As of June 29, 2010, we guaranteed operating leases of 29 franchisee locations and three locations of our former Au Bon Pain division, or its franchisees, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from August 31, 2010 to December 31, 2023 and a potential amount of future rental payments of approximately $32.1 million as of June 29, 2010. The Company’s obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.

Related Party Credit Agreement
In order to facilitate the opening of the first Panera Bread bakery-cafes in Ontario, Canada, on September 10, 2008, our Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement and franchise agreements with Millennium Bread Inc., or Millennium, and certain of Millennium’s present and future subsidiaries, which we refer to as Franchisee Guarantors, pursuant to which Millennium would operate three Panera Bread bakery-cafes in Ontario, Canada. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheets as of March 30, 2010 and December 29, 2009. Covenants under the credit agreement required Millennium to maintain a certain level of cash equity contributions or subordinated loans from its shareholders in relation to the principal outstanding under the credit agreement. The borrowings under the credit agreement bore interest at the per annum rate of 7.58 percent, calculated daily and payable monthly in arrears on the last business day of each of Panera Bread ULC’s fiscal month. The credit facility was subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of Millennium, as defined in the credit agreement. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. The credit facility, which was collateralized by present and future property and assets of Millennium and the Franchisee Guarantors, as well as the personal guarantees of certain individuals, became due on September 9, 2009. On September 9, 2009 the maturity date was extended to December 9, 2009, and the maturity date was subsequently extended to February 19, 2010 and then to March 30, 2010. On March 31, 2010, the credit facility was terminated through a separate transaction with Millennium, as described in Note 2.
Accounting Standards Issued Not Yet Adopted
On December 30, 2009, we adopted the updated guidance issued by the Financial Accounting Standards Board, or FASB, related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on our consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission (the “SEC”), rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, we filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to our motion for summary judgment on December 12, 2009, and we filed our reply in support of our motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part our motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties staying the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. We will be required to answer the complaint by August 30, 2010 if mediation has not been successful. On July 1, 2010, the Court extended the stay until July 30, 2010 and set August 30, 2010 as the deadline for our answer to the complaint. An adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
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
Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 29, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the thirteen weeks ended June 29, 2010, we repurchased Class A common stock as follows:

						Approximate Dollar
					Total Number of	Value of Shares That
					Shares Purchased as	May Yet Be Purchased
	Total Number of			Average Price	Part of Publicly	Under the Announced
Period	Shares Purchased			Paid per Share	Announced Program	Program
March 31, 2010 - April 27, 2010	4,601	(1)		$78.52	—	$598,272,419
April 28, 2010 - June 1, 2010	470,077	(1	)(2)	77.81	469,363	561,751,512
June 2, 2010 - June 29, 2010	428,193			80.47	428,193	527,410,910

Total	902,871			$79.07	897,556	$527,410,910

(1)
Represents Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Includes 469,363 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above. See Part 1, Item 2. for further information regarding the share repurchase authorization.

Item 6.	Exhibits

Exhibit
Number		Description

31.1		Certification by Chief Executive Officer

31.2		Certification by Chief Financial Officer

32		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company (Registrant)
Dated: August 6, 2010	By:	/s/ William W. Moreton
William W. Moreton
Chief Executive Officer, President (on behalf of registrant and as principal executive officer)

Dated: August 6, 2010	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: August 6, 2010	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: August 6, 2010	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Assistant Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

31.1		Certification by Chief Executive Officer

31.2		Certification by Chief Financial Officer

32		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.