Form 10-Q
period 2010-09-28
PANERA BREAD CO
filed 2010-11-05
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-19253
Panera Bread Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2723701

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3630 South Geyer Road, Suite 100, Saint Louis, MO	63127

(Address of Principal Executive Offices)	(Zip Code)
(314) 984-1000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, 28,953,403 shares and 1,391,907 shares of the registrant’s Class A Common Stock and Class B Common Stock, respectively, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 28, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,740	$246,400
Trade accounts receivable, net	18,678	17,317
Other accounts receivable	10,288	11,176
Inventories	12,049	12,295
Prepaid expenses	25,336	16,211
Deferred income taxes	24,048	18,685

Total current assets	322,139	322,084
Property and equipment, net	412,684	403,784
Other assets:
Goodwill	89,817	87,481
Other intangible assets, net	18,456	19,195
Deposits and other	5,019	4,621

Total other assets	113,292	111,297

Total assets	$848,115	$837,165

LIABILITIES
Current liabilities:
Accounts payable	$9,250	$6,417
Accrued expenses	169,290	135,842

Total current liabilities	178,540	142,259
Deferred rent	46,884	43,371
Deferred income taxes	27,624	28,813
Other long-term liabilities	36,766	25,686

Total liabilities	289,814	240,129
Commitments and contingencies (Note 8)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value per share:
Class A, 75,000,000 shares authorized; 30,095,738 issued and 28,977,898 outstanding in 2010; and 30,364,915 issued and 30,196,808 outstanding in 2009	3	3
Class B, 10,000,000 shares authorized; 1,392,107 issued and outstanding in 2010 and in 2009	—	—
Treasury stock, carried at cost; 1,117,840 shares in 2010 and 168,107 shares in 2009	(78,874)	(3,928)
Additional paid-in capital	128,611	168,288
Accumulated other comprehensive income	271	224
Retained earnings	507,791	432,449

Total Panera Bread Company stockholders’ equity	557,802	597,036
Noncontrolling interest	499	—

Total equity	$558,301	$597,036

Total liabilities and equity	$848,115	$837,165

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenues:
Bakery-cafe sales	$315,231	$285,871	$950,155	$840,397
Franchise royalties and fees	21,521	19,369	64,025	57,153
Fresh dough and other product sales to franchisees	35,242	29,778	100,148	88,971

Total revenues	371,994	335,018	1,114,328	986,521
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	89,869	83,715	270,894	248,765
Labor	103,192	92,682	306,905	272,892
Occupancy	25,071	24,200	74,112	71,558
Other operating expenses	45,786	39,880	129,244	114,736

Total bakery-cafe expenses	263,918	240,477	781,155	707,951
Fresh dough and other product cost of sales to franchisees	30,272	24,812	82,909	74,582
Depreciation and amortization	16,300	16,988	50,224	49,986
General and administrative expenses	24,297	20,195	73,414	59,041
Pre-opening expenses	1,211	624	2,367	1,370

Total costs and expenses	335,998	303,096	990,069	892,930

Operating profit	35,996	31,922	124,259	93,591
Interest expense	165	163	498	537
Other (income) expense, net	(540)	1,248	2,776	1,090

Income before income taxes	36,371	30,511	120,985	91,964
Income taxes	13,656	11,617	45,774	34,807

Net income	22,715	18,894	75,211	57,157
Less: net (loss) income attributable to noncontrolling interest	(82)	—	(131)	801

Net income attributable to Panera Bread Company	$22,797	$18,894	$75,342	$56,356

Earnings per common share attributable to Panera Bread Company:
Basic	$0.75	$0.61	$2.44	$1.84

Diluted	$0.75	$0.61	$2.42	$1.82

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,273	30,748	30,879	30,577

Diluted	30,534	31,065	31,193	30,925

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 28, 2010	September 29, 2009
Cash flows from operations:
Net income	$75,211	$57,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,224	49,986
Stock-based compensation expense	7,112	6,464
Tax benefit from exercise of stock options	(5,950)	(3,102)
Deferred income taxes	(6,552)	17,811
Other	497	900
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable	(3,806)	621
Inventories	246	753
Prepaid expenses	(9,125)	(12,442)
Deposits and other	(398)	(1,107)
Accounts payable	2,833	2,142
Accrued expenses	29,283	13,001
Deferred rent	3,513	2,097
Other long-term liabilities	11,080	(27)

Net cash provided by operating activities	154,168	134,254

Cash flows from investing activities:
Additions to property and equipment	(49,297)	(37,678)
Proceeds from sale of bakery-cafes	2,204	—
Investment maturities proceeds	—	4,316

Net cash used in investing activities	(47,093)	(33,362)

Cash flows from financing activities:
Repurchase of common stock	(153,376)	(1,681)
Exercise of employee stock options	24,327	14,224
Tax benefit from exercise of stock options	5,950	3,102
Proceeds from issuance of common stock under employee benefit plans	1,364	1,247
Purchase of noncontrolling interest	—	(20,081)

Net cash used in financing activities	(121,735)	(3,189)

Net (decrease) increase in cash and cash equivalents	(14,660)	97,703
Cash and cash equivalents at beginning of period	246,400	74,710

Cash and cash equivalents at end of period	$231,740	$172,413

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2009. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2009 as filed with the SEC on February 26, 2010.
The unaudited consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned and majority owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire year.
Subsequent Events
The Company has evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the consolidated financial statements. Refer to Note 11 for information related to subsequent events.
Reclassifications
The Company reclassified deposits and other from cash flows from investing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows to more appropriately reflect the nature of the activities in the account. The Company has also reclassified prior periods in order to conform to the current presentation.
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
Note 2. Business Combination
On September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement and franchise agreements with Millennium Bread Inc. (“Millennium”) and certain of Millennium’s present and future subsidiaries (the “Franchise Guarantors”), pursuant to which Millennium would operate three Panera Bread bakery-cafes in Ontario, Canada.  See Note 8 for additional information pertaining to the revolving credit facility with Millennium.

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
The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.  This non-cash transaction is excluded from the Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2010.  The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.  These acquired bakery-cafes are included in our Company bakery-cafe operations segment.  The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill.
Note 3. Noncontrolling Interest
The following tables illustrate the changes in equity for the thirty-nine weeks ended September 28, 2010 and September 29, 2009, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 30, 2008	$498,686		$3	$—	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	57,157	$57,157	—	—	—	—	56,356	—	801
Other comprehensive income:
Foreign currency translation adjustment	463	463	—	—	—	—	—	463	—

Total other comprehensive income	463	463

Total comprehensive income	57,620	$57,620

Purchase of noncontrolling interest	(23,124)		—	—	—	(18,799)	—	—	(4,325)
Adjustment to additional paid-in capital	(742)		—	—	—	(742)	—	—	—
Issuance of common stock	1,247		—	—	—	1,247	—	—	—
Exercise of employee stock options	14,224		—	—	—	14,224	—	—	—
Stock-based compensation expense	6,464		—	—	—	6,464	—	—	—
Repurchase of common stock	(1,681)		—	—	(1,681)	—	—	—	—
Tax benefit from exercise of stock options	3,102		—	—	—	3,102	—	—	—

Balance, September 29, 2009	$555,796		$3	$—	$(3,885)	$156,854	$402,755	$69	$—

Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224	$—

Comprehensive income:
Net income (loss)	75,211	$75,211	—	—	—	—	75,342	—	(131)
Other comprehensive income:
Foreign currency translation adjustment	47	47	—	—	—	—	—	47	—

Total other comprehensive income	47	47

Total comprehensive income	75,258	$75,258

Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	630
Issuance of common stock	1,364		—	—	—	1,364	—	—	—
Exercise of employee stock options	24,327		—	—	—	24,327	—	—	—
Stock-based compensation expense	7,112		—	—	—	7,112	—	—	—
Repurchase of common stock	(153,376)		—	—	(74,946)	(78,430)	—	—	—
Tax benefit from exercise of stock options	5,950		—	—	—	5,950	—	—	—

Balance, September 28, 2010	$558,301		$3	$—	$(78,874)	$128,611	$507,791	$271	$499

Refer to Note 2 for information pertaining to the noncontrolling interest in PB Biscuit.
Purchase of Noncontrolling Interest
On February 1, 2007, the Company purchased 51 percent of the outstanding stock of Paradise, then owner and operator of 22 bakery-cafes and one commissary and franchisor of 22 bakery-cafes and one commissary, for a purchase price of $21.1 million plus $0.5 million in acquisition costs. As a result, Paradise became a majority-owned consolidated subsidiary of the Company, with its operating results included in the Company’s Consolidated Statements of Operations and the 49 percent of equity attributable to Paradise presented as noncontrolling interest in the Company’s Consolidated Balance Sheets.

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
Note 4. Fair Value Measurements
The Company’s $10.1 million and $115.9 million in cash equivalents at September 28, 2010 and December 29, 2009, respectively, were recorded at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
Note 5. Inventories
Inventories consisted of the following (in thousands):

	September 28, 2010	December 29, 2009
Food:
Fresh dough facilities:
Raw materials	$2,574	$2,573
Finished goods	342	275
Bakery-cafes:
Raw materials	7,126	7,304
Paper goods	2,007	2,143

	$12,049	$12,295

Note 6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 28, 2010	December 29, 2009
Compensation and related employment taxes	$44,069	$33,416
Unredeemed gift cards	28,996	37,454
Insurance	20,347	16,265
Capital expenditures	16,624	6,108
Taxes, other than income tax	15,405	11,072
Advertising	7,784	2,465
Rent	5,915	5,019
Fresh dough and other product operations	5,190	5,263
Utilities	4,447	3,163
Deferred revenue	2,380	1,334
Deferred purchase price of noncontrolling interest (Note 3)	2,279	2,264
Other	15,854	12,019

	$169,290	$135,842

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
As of September 28, 2010 and December 29, 2009, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended September 28, 2010 and September 29, 2009 and $0.3 million for each of the thirty-nine weeks ended September 28, 2010 and September 29, 2009, respectively. Accrued interest related to the commitment fees was $0.1 million at both September 28, 2010 and December 29, 2009. As of September 28, 2010, the Company was in compliance with all covenants included in the Amended and Restated Credit Agreement.

Note 8. Commitments and Contingencies
Lease Obligations
As of September 28, 2010, the Company guaranteed operating leases of 28 franchisee locations and two locations of its former Au Bon Pain division, or its franchisees, which the Company accounts for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from November 23, 2010 to December 31, 2023 and a potential amount of future rental payments of approximately $31.3 million as of September 28, 2010. The Company’s obligations under these leases will generally decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company did not record a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company decided not to develop. During the thirteen weeks ended September 28, 2010, the Company had no activity related to the accrual. During the thirteen weeks ended September 29, 2009, there were no significant changes made to the accrual. During the thirty-nine weeks ended September 28, 2010, the Company decreased the reserve by $0.4 million due to the settlement of two leases and the Company’s decision to develop one bakery-cafe. During the thirty-nine weeks ended September 29, 2009, the Company decreased the reserve by $0.4 million due to its subsequent determination to develop one of the sites and the settlement of one lease. No other significant changes were made to the accrual during the thirty-nine weeks ended September 28, 2010. As of September 28, 2010 and December 29, 2009, the Company had no accrual and approximately $0.4 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
Related Party Credit Agreement
On September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement with Millennium, as borrower, and the Franchisee Guarantors, who entered into franchise agreements with Panera Bread ULC to operate three Panera Bread bakery-cafes in Ontario, Canada. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheet as of December 29, 2009. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors’ bakery-cafes and for their day-to-day operating requirements. On March 31, 2010, the credit facility was terminated through the purchase transaction with Millennium, as described in Note 2.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006.  Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division.  Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006.  Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper.  On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff.  On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007.  The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit.  On October 6, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit.  Following filings by both parties on the Company’s motion to dismiss, on June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave the Company until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009.  On August 10, 2009, the Company filed a motion for summary judgment.  On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery.  Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to the Company’s motion for summary judgment on December 12, 2009, and the Company filed its reply in support of its motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part the Company’s motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties to stay the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. Mediation was not successful and on August 30, 2010, the Company answered the complaint.  An adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.  The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors.  The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri.  The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008.  The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper.  The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit and the Company is vigorously defending the lawsuit.  On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit.  Following filings by both parties on the Company’s motion to dismiss, on December 14, 2009, the Court denied the Company’s motion.  The Company filed an answer to the complaint on January 27, 2010. On July 28, 2010, the Company filed a motion for summary judgment. The Court will hold a hearing on the motion for summary judgment on November 19, 2010. There can be no assurance that the Company will be successful and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.  The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, cream cheese and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Operations.

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenues:
Company bakery-cafe operations	$315,231	$285,871	$950,155	$840,397
Franchise operations	21,521	19,369	64,025	57,153
Fresh dough and other product operations	64,181	52,204	184,732	158,506
Intercompany sales eliminations	(28,939)	(22,426)	(84,584)	(69,535)

Total revenues	$371,994	$335,018	$1,114,328	$986,521

Segment profit:
Company bakery-cafe operations	$51,313	$45,394	$169,000	$132,446
Franchise operations	19,966	18,140	59,742	53,077
Fresh dough and other product operations	4,970	4,966	17,239	14,389

Total segment profit	$76,249	$68,500	$245,981	$199,912

Depreciation and amortization	$16,300	$16,988	$50,224	$49,986
Unallocated general and administrative expenses	22,742	18,966	69,131	54,965
Pre-opening expenses	1,211	624	2,367	1,370
Interest expense	165	163	498	537
Other (income) expense, net	(540)	1,248	2,776	1,090

Income before income taxes	$36,371	$30,511	$120,985	$91,964

Depreciation and amortization:
Company bakery-cafe operations	$13,420	$14,092	$41,525	$41,411
Fresh dough and other product operations	1,855	1,899	5,686	5,754
Corporate administration	1,025	997	3,013	2,821

Total depreciation and amortization	$16,300	$16,988	$50,224	$49,986

Capital expenditures:
Company bakery-cafe operations	$20,212	$12,954	$38,978	$32,422
Fresh dough and other product operations	2,800	1,015	4,299	2,650
Corporate administration	2,492	1,064	6,020	2,606

Total capital expenditures	$25,504	$15,033	$49,297	$37,678

	September 28, 2010	December 29, 2009
Segment assets:
Company bakery-cafe operations	$511,135	$498,806
Franchise operations	6,051	3,850
Fresh dough and other product operations	47,309	48,616

Total segment assets	$564,495	$551,272

Unallocated trade and other accounts receivable	1,994	2,267
Unallocated property and equipment	18,689	14,437
Unallocated deposits and other	4,381	4,104
Other unallocated assets	258,556	265,085

Total assets	$848,115	$837,165

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$22,797	$18,894	$75,342	$56,356

Weighted average number of shares outstanding — basic	30,273	30,748	30,879	30,577
Effect of dilutive stock-based employee compensation awards	261	317	314	348

Weighted average number of shares outstanding — diluted	30,534	31,065	31,193	30,925

Earnings per common share attributable to Panera Bread Company:
Basic	$0.75	$0.61	$2.44	$1.84

Diluted	$0.75	$0.61	$2.42	$1.82

For the thirteen and thirty-nine weeks ended September 29, 2009, options and restricted stock of 0.4 million shares and 0.3 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive. There were no antidilutive shares for the thirteen and thirty-nine weeks ended September 28, 2010.
Note 11. Subsequent Event
On September 29, 2010, the Company completed the purchase of substantially all the assets and certain liabilities of 37 bakery-cafes from its New Jersey franchisee for a purchase price of approximately $55.0 million, which the Company paid with cash on hand at the time of closing. The Company’s results for the reported periods were not impacted by this acquisition as it was completed subsequent to September 28, 2010.

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

Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated and system-wide comparable bakery-cafe sales percentages. In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year, which we refer to as our base store bakery-cafes. Previously, comparable bakery-cafe sales percentages were based on bakery-cafes that had been in operation for 18 months. The modification of the method did not have a material impact on previously reported amounts. Company-owned comparable bakery-cafe sales percentages are based on sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable bakery-cafe sales percentages are based on sales at Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable bakery-cafe sales exclude closed locations.
Comparable bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”), and may not be equivalent to comparable bakery-cafe sales as defined or used by other companies.  We do not record franchise-operated bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us appreciate the effectiveness of our advertising and marketing initiatives, to which our franchisees also contribute based on a percentage of their sales; and provides information that is relevant for comparison within the industry.
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
Executive Summary of Results
For the thirteen weeks ended September 28, 2010, we earned $0.75 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 6.9 percent compared to the thirteen weeks ended September 29, 2009 (growth of 5.5 percent for Company-owned bakery-cafes and growth of 7.9 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 6.2 percent to $41,813 ($40,487 for Company-owned bakery-cafes and $42,797 for franchise-operated bakery-cafes); and 22 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes). Our results for the thirteen weeks ended September 28, 2010 of $0.75 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 1,007,984 shares under our $600.0 million share repurchase authorization.
For the thirteen weeks ended September 29, 2009, we earned $0.61 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 2.7 percent compared to the thirteen weeks ended September 23, 2008 (growth of 3.2 percent for Company-owned bakery-cafes and growth of 2.4 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 1.9 percent to $39,383 ($38,655 for Company-owned bakery-cafes and $39,913 for franchise-operated bakery-cafes); 19 new bakery-cafes opened system-wide (nine Company-owned bakery-cafes and 10 franchise-operated bakery-cafes); and two franchise-operated bakery-cafes closed. Our results for the thirteen weeks ended September 29, 2009 of $0.61 per diluted share included $0.04 per diluted share of net charges primarily to increase reserves for certain state sales tax audit exposures, partially offset by a gain recorded on both, the redemptions received during the quarter on our investment in the Columbia Strategic Cash Portfolio, referred to as the Columbia Portfolio, and the change in the recorded fair value of the units held during the period.
For the thirty-nine weeks ended September 28, 2010, we earned $2.42 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 8.8 percent compared to the thirty-nine weeks ended September 29, 2009 (growth of 8.3 percent for Company-owned bakery-cafes and growth of 9.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 8.1 percent to $42,210 ($41,121 for Company-owned bakery-cafes and $43,016 for franchise-operated bakery-cafes); 43 new bakery-cafes opened system-wide (21 Company-owned bakery-cafes and 22 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Our results for thirty-nine weeks ended September 28, 2010 of $2.42 per diluted share included a favorable impact of $0.04 per diluted share from the repurchase of 1,905,540 shares under our $600.0 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.

For the thirty-nine weeks ended September 29, 2009, we earned $1.82 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 0.9 percent compared to the thirty-nine weeks ended September 23, 2008 (growth of 0.7 percent for Company-owned bakery-cafes and growth of 1.0 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 0.2 percent to $39,033 ($38,178 for Company-owned bakery-cafes and $39,657 for franchise-operated bakery-cafes); 47 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 30 franchise-operated bakery-cafes); and 10 bakery-cafes closed system-wide (four Company-owned bakery-cafes and six franchise-operated bakery-cafes). Our results for the thirty-nine weeks ended September 29, 2009 of $1.82 per diluted share included $0.08 per diluted share net charges primarily to increase reserves for certain state sales tax audit exposures and to write-off smallwares related to the rollout of new china, partially offset by a gain recorded on both the redemptions received during the period on our investment in the Columbia Portfolio and the change in the recorded fair value of the units held during the period.
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenues:
Bakery-cafe sales	84.7%	85.3%	85.3%	85.2%
Franchise royalties and fees	5.8	5.8	5.7	5.8
Fresh dough and other product sales to franchisees	9.5	8.9	9.0	9.0

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.5%	29.3%	28.5%	29.6%
Labor	32.7	32.4	32.3	32.5
Occupancy	8.0	8.5	7.8	8.5
Other operating expenses	14.5	14.0	13.6	13.7

Total bakery-cafe expenses	83.7	84.1	82.2	84.2
Fresh dough and other product cost of sales to franchisees (2)	85.9	83.3	82.8	83.8
Depreciation and amortization	4.4	5.1	4.5	5.1
General and administrative expenses	6.5	6.0	6.6	6.0
Pre-opening expenses	0.3	0.2	0.2	0.1

Total costs and expenses	90.3	90.5	88.8	90.5

Operating profit	9.7	9.5	11.2	9.5
Interest expense	—	—	—	0.1
Other (income) expense, net	(0.1)	0.4	0.2	0.1

Income before income taxes	9.8	9.1	10.9	9.3
Income taxes	3.7	3.5	4.1	3.5

Net income	6.1	5.6	6.7	5.8
Less: net (loss) income attributable to noncontrolling interest	—	—	—	0.1

Net income attributable to Panera Bread Company	6.1%	5.6%	6.8%	5.7%

(1)	As a percentage of bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Number of bakery-cafes:
Company-owned:
Beginning of period	595	566	585	562
Bakery-cafes opened	10	9	21	17
Bakery-cafes closed	—	—	(1)	(4)

End of period	605	575	605	575

Franchise-operated:
Beginning of period	804	779	795	763
Bakery-cafes opened	12	10	22	30
Bakery-cafes closed	—	(2)	(1)	(6)

End of period	816	787	816	787

System-wide:
Beginning of period	1,399	1,345	1,380	1,325
Bakery-cafes opened	22	19	43	47
Bakery-cafes closed	—	(2)	(2)	(10)

End of period	1,421	1,362	1,421	1,362

Comparable Bakery-Cafe Sales
Fiscal comparable bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Company-owned	5.5%	3.2%	8.3%	0.7%
Franchise-operated	7.9%	2.4%	9.1%	1.0%
System-wide	6.9%	2.7%	8.8%	0.9%
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
Results of Operations
Revenues
Total revenues for the thirteen weeks ended September 28, 2010 increased 11.0 percent to $372.0 million compared to $335.0 million for the thirteen weeks ended September 29, 2009. The growth in total revenues for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to the opening of 65 new bakery-cafes system-wide since September 29, 2009 and to the 6.9 percent increase in system-wide comparable bakery-cafe sales for the thirteen weeks ended September 28, 2010. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
System-wide average weekly sales	$41,813	$39,383	6.2%
Total revenues for the thirty-nine weeks ended September 28, 2010 increased 13.0 percent to $1,114.3 million compared to $986.5 million for the thirty-nine weeks ended September 29, 2009. The growth in total revenues for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to the opening of 65 new bakery-cafes system-wide since September 29, 2009, and to the 8.8 percent increase in system-wide comparable bakery-cafe sales for the thirty-nine weeks ended September 28, 2010. The system-wide average weekly sales per bakery-cafe for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
System-wide average weekly sales	$42,210	$39,033	8.1%

Bakery-cafe sales for the thirteen weeks ended September 28, 2010 increased 10.3 percent to $315.2 million compared to $285.9 million for the thirteen weeks ended September 29, 2009. The increase in bakery-cafe sales for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to the opening of 34 new Company-owned bakery-cafes since September 29, 2009 and to the 5.5 percent increase in Company-owned comparable bakery-cafe sales for the thirteen weeks ended September 28, 2010. This 5.5 percent growth in comparable bakery-cafe sales was driven by approximately 0.2 percent of transaction growth and approximately 5.3 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and positive mix impact of approximately 3.3 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues decreased to 84.7 percent for the thirteen weeks ended September 28, 2010 as compared to 85.3 percent for the same period in 2009. The increase in average weekly sales for Company-owned bakery-cafes for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
Company-owned average weekly sales	$40,487	$38,655	4.7%
Company-owned number of operating weeks	7,786	7,396	5.3%
Bakery-cafe sales for the thirty-nine weeks ended September 28, 2010 increased 13.1 percent to $950.2 million compared to $840.4 million for the thirty-nine weeks ended September 29, 2009. The increase in bakery-cafe sales for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to the opening of 34 new Company-owned bakery-cafes since September 29, 2009, and the 8.3 percent increase in comparable Company-owned bakery-cafe sales for the thirty-nine weeks ended September 28, 2010. This 8.3 percent increase in comparable bakery-cafe sales was driven by approximately 1.9 percent of transaction growth and approximately 6.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.2 percent and positive mix impact of approximately 4.2 percent in comparison to the same period in the prior year. In total, Company-owned bakery-cafe sales as a percentage of total revenues increased to 85.3 percent for the thirty-nine weeks ended September 28, 2010 as compared to 85.2 percent for the same period in 2009. In addition, the increase in average weekly sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was due to an increase in transactions and average check growth. The average weekly sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
Company-owned average weekly sales	$41,121	$38,178	7.7%
Company-owned number of operating weeks	23,106	22,013	5.0%
Franchise royalties and fees for the thirteen weeks ended September 28, 2010 increased 11.1 percent to $21.5 million compared to $19.4 million for the thirteen weeks ended September 29, 2009. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	September 28, 2010	September 29, 2009
Franchise royalties	$21,131	$19,080
Franchise fees	390	289

Total	$21,521	$19,369

The increase in franchise royalty and fee revenues for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily due to the opening of 31 franchise-operated bakery-cafes since September 29, 2009 and the 7.9 percent increase in comparable franchise-operated bakery-cafe sales for the thirteen weeks ended September 28, 2010. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
Franchise-operated average weekly sales	$42,797	$39,913	7.2%
Franchise-operated number of operating weeks	10,490	10,162	3.2%

Franchise royalties and fees for the thirty-nine weeks ended September 28, 2010 increased 12.0 percent to $64.0 million compared to $57.2 million for the thirty-nine weeks ended September 29, 2009. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 39 Weeks Ended
	September 28, 2010	September 29, 2009
Franchise royalties	$63,179	$56,256
Franchise fees	846	897

Total	$64,025	$57,153

The increase in franchise royalty and fee revenues for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was due to the opening of 31 franchise-operated bakery-cafes since September 29, 2009 and the 9.1 percent increase in comparable franchise-operated bakery-cafe sales for the thirty-nine weeks ended September 28, 2010. The average weekly sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 28, 2010	September 29, 2009	Change
Franchise-operated average weekly sales	$43,016	$39,657	8.5%
Franchise-operated number of operating weeks	31,190	30,163	3.4%
As of September 28, 2010, we had 816 franchise-operated bakery-cafes open throughout the United States and we have received commitments to open 216 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Fresh dough and other product sales to franchisees for the thirteen weeks ended September 28, 2010 increased 18.4 percent to $35.2 million compared to $29.8 million for the thirteen weeks ended September 29, 2009. Fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 28, 2010 increased 12.6 percent to $100.1 million compared to $89.0 million for the thirty-nine weeks ended September 29, 2009. The increase in fresh dough and other product sales to franchisees for the thirteen and thirty-nine weeks ended September 28, 2010 was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since September 29, 2009, the 7.9 percent and 9.1 percent increase in franchise-operated comparable bakery-cafe sales, and increased produce distribution program sales, which occur at nearly zero profit volume, as compared to the same thirteen and thirty-nine periods in the prior year, respectively.
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
The cost of food and paper products was $89.9 million, or 28.5 percent of bakery-cafe sales, for the thirteen weeks ended September 28, 2010 compared to $83.7 million, or 29.3 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009. The cost of food and paper products was $270.9 million, or 28.5 percent of bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010 compared to $248.8 million, or 29.6 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009. This decrease in the cost of food and paper products as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 28, 2010 compared to the same periods in 2009 was principally due to category management initiatives, purchasing improvements, food cost deflation, improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings, and improved leverage overall from higher comparable bakery-cafe sales, partially offset by costs incurred related to the roll-out of our MyPaneraTM loyalty program. For the thirteen and thirty-nine weeks ended September 28, 2010, there was an average of 65.4 and 64.8 bakery-cafes per fresh dough facility compared to an average of 62.7 and 62.1 as of September 29, 2009, respectively.
Labor expense was $103.2 million, or 32.7 percent of bakery-cafe sales, for the thirteen weeks ended September 28, 2010 compared to $92.7 million, or 32.4 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009. Labor expense was $306.9 million, or 32.3 percent of bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010 compared to $272.9 million, or 32.5 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009. The increase in labor expense as a percentage of bakery-cafe sales between the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily a result of increased labor investment related to the rollout of our MyPaneraTM loyalty program partially offset by improved leverage from higher comparable bakery-cafe sales and lower costs due to lower than normal self-insurance claims. The decrease in labor expense as a percentage of bakery-cafe sales between the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was primarily a result of improved leverage from higher comparable bakery-cafe sales and lower costs due to lower than normal self-insurance claims, partially offset by increased labor investment related to the rollout of our MyPaneraTM loyalty program.

Occupancy cost was $25.1 million, or 8.0 percent of bakery-cafe sales, for the thirteen weeks ended September 28, 2010 compared to $24.2 million, or 8.5 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009. Occupancy cost was $74.1 million, or 7.8 percent of bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010 compared to $71.6 million, or 8.5 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009. The decrease in occupancy cost as a percentage of bakery-cafe sales between the thirteen and thirty-nine weeks ended September 28, 2010 compared to the same periods in 2009 was primarily a result of common area maintenance credits received in 2010, as landlords spent less on common area maintenance in prior years than anticipated, and improved leverage from higher comparable bakery-cafe sales and lower occupancy costs in new bakery-cafes.
Other operating expenses were $45.8 million, or 14.5 percent of bakery-cafe sales, for the thirteen weeks ended September 28, 2010 compared to $39.9 million, or 14.0 percent of bakery-cafe sales, for the thirteen weeks ended September 29, 2009. Other operating expenses were $129.2 million, or 13.6 percent of bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010 compared to $114.7 million, or 13.7 percent of bakery-cafe sales, for the thirty-nine weeks ended September 29, 2009. The increase in other operating expenses as a percentage of bakery-cafe sales for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was primarily a result of the in-store promotion of the roll-out of our MyPaneraTM loyalty program and the cost of the MyPaneraTM loyalty cards partially offset by leverage from higher comparable bakery-cafe sales and timing of advertising and other controllable expenses. The decrease in other operating expenses as a percentage of bakery-cafe sales for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was primarily a result of improved leverage from higher comparable bakery-cafe sales and timing of advertising and other controllable expenses.
Fresh dough and other product cost of sales to franchisees were $30.3 million, or 85.9 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 28, 2010, compared to $24.8 million, or 83.3 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 29, 2009. Fresh dough and other product cost of sales to franchisees were $82.9 million, or 82.8 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 28, 2010, compared to $74.6 million, or 83.8 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 29, 2009. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended September 28, 2010 compared to the same period in 2009 was driven by the nearly zero profit volume in our produce distribution program, partially offset by the year-over-year decrease in ingredient costs, improved leverage from new bakery-cafes, and higher comparable bakery-cafe sales. The decrease in the fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 28, 2010 compared to the same period in 2009 was primarily the result of the year-over-year decrease in ingredient costs, improved leverage from new bakery-cafes, and higher comparable bakery-cafe sales, partially offset by the nearly zero profit volume in our produce distribution program.
General and administrative expenses were $24.3 million, or 6.5 percent of total revenues, for the thirteen weeks ended September 28, 2010 compared to $20.2 million, or 6.0 percent of total revenues, for the thirteen weeks ended September 29, 2009. General and administrative expenses were $73.4 million, or 6.6 percent of total revenues, for the thirty-nine weeks ended September 28, 2010 compared to $59.0 million, or 6.0 percent of total revenues, for the thirty-nine weeks ended September 29, 2009. The increase in general and administrative expenses as a percent of total revenues for the thirteen and thirty-nine weeks ended September 28, 2010 compared to the same periods in 2009 was primarily due to investments made in our marketing and MyPaneraTM loyalty infrastructure and higher incentive compensation expense compared to the prior year driven by our 2010 fiscal year-to-date performance exceeding original targets, partially offset by improved leverage from increased revenues.
Interest Expense
Interest expense was $0.2 million, or 0.0 percent of total revenues, for both the thirteen weeks ended September 28, 2010 and September 29, 2009. Interest expense was $0.5 million, or 0.0 percent of total revenues, for the thirty-nine weeks ended September 28, 2010 compared to $0.5 million, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 29, 2009. The decrease in interest expense as a percent of total revenues for the thirty-nine weeks ended September 28, 2010 as compared to the same period in 2009 was primarily a result of increased revenues.

Other (Income) and Expense, net
Other (income) and expense, net was $0.5 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended September 28, 2010 compared to $1.2 million of expense, or 0.4 percent of total revenues, for the thirteen weeks ended September 29, 2009. Other (income) and expense, net was $2.8 million of expense, or 0.2 percent of total revenues, for the thirty-nine weeks ended September 28, 2010 compared to $1.1 million of income, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 29, 2009. Other (income) and expense, net for the thirteen weeks ended September 28, 2010 was primarily comprised of immaterial items. Other (income) and expense, net for the thirty-nine weeks ended September 28, 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items.
Income Taxes
The provision for income taxes increased to $13.7 million for the thirteen weeks ended September 28, 2010 compared to $11.6 million for the thirteen weeks ended September 29, 2009. The tax provision for the thirteen weeks ended September 28, 2010 and September 29, 2009 reflects a combined federal, state, and local effective tax rate of 37.5 percent and 38.1 percent, respectively. The provision for income taxes increased to $45.8 million for the thirty-nine weeks ended September 28, 2010 compared to $34.8 million for the thirty-nine weeks ended September 29, 2009. The tax provision for both the thirty-nine weeks ended September 28, 2010 and September 29, 2009 reflects a combined federal, state, and local effective tax rate of 37.8 percent. The decrease in the thirteen week period rate was primarily driven by an increase in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.
Liquidity and Capital Resources
Cash and cash equivalents were $231.7 million at September 28, 2010 compared with $246.4 million at December 29, 2009. This decrease was primarily a result of $153.4 million used to repurchase common stock and $49.3 million used on capital expenditures, partially offset by $154.2 million of cash generated from operations and $24.3 million received from the exercise of employee stock options during the thirty-nine weeks ended September 28, 2010. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $143.6 million at September 28, 2010 compared to $179.8 million at December 29, 2009. The decrease in working capital from December 29, 2009 to September 28, 2010 resulted primarily from the previously described decrease in cash and cash equivalents of $14.7 million and an increase in accrued expenses of $33.4 million, partially offset by an increase in prepaid expenses of $9.1 million and an increase of $5.4 million in deferred income taxes. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 39 Weeks Ended
	September 28, 2010	September 29, 2009
Cash provided by (used in):
Operating activities	$154,168	$134,254
Investing activities	(47,093)	(33,362)
Financing activities	(121,735)	(3,189)

Total	$(14,660)	$97,703

Operating Activities
Cash flows provided by operating activities for the thirty-nine weeks ended September 28, 2010 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, an increase in accrued expenses and other long-term liabilities, partially offset by an increase in prepaid expenses and trade and other accounts receivable, net. Cash flows provided by operating activities for the thirty-nine weeks ended September 29, 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense and deferred income taxes, as well as an increase in accrued expenses, partially offset by an increase in prepaid expenses.

Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 28, 2010	September 29, 2009
New bakery-cafe and fresh dough facilities	$25,443	$17,472
Bakery-cafe and fresh dough facility improvements	10,614	15,760
Other capital needs	13,240	4,446

Total	$49,297	$37,678

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
Investing activities for the thirty-nine weeks ended September 28, 2010 included additions to property and equipment of $49.3 million offset by $2.2 million received from the sale of the three bakery-cafes.
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
During the thirty-nine weeks ended September 29, 2009, we received $4.3 million of cash redemptions at an average net asset value of $0.859 per unit, which we classified as investment maturity proceeds provided by investing activities. We recognized a net realized and unrealized loss of $1.1 million during the thirty-nine weeks ended September 29, 2009 related to the fair value measurements and redemptions received. As the Columbia Portfolio units were no longer trading and, therefore, had little or no price transparency, we assessed the fair value of the underlying collateral for the Columbia Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. We then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Portfolio units of $0.661 per unit, or $0.9 million, as of September 29, 2009. During the fourth quarter of fiscal 2009, we received cash redemptions fully redeeming our remaining units in the Columbia Portfolio.
Financing Activities
Financing activities for the thirty-nine weeks ended September 28, 2010 included $153.4 million used to repurchase shares of our Class A common stock offset by $24.3 million received from the exercise of employee stock options, $6.0 million received from the tax benefit from exercise of stock options, and $1.4 million received from the issuance of common stock. Financing activities for the thirty-nine weeks ended September 29, 2009 included $20.1 million used to purchase the remaining interest of Paradise Bakery & Café, Inc. (“Paradise”) and $1.7 million to repurchase our Class A common stock, partially offset by $14.2 million received from the exercise of employee stock options, $3.1 million received from the tax benefit from the exercise of stock options, and $1.2 million received from the issuance of common stock under employee benefit plans.
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

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock. Such share repurchases will be effected from time to time on the open market or in privately negotiated transactions and we may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the thirty-nine weeks ended September 28, 2010, we repurchased 1,905,540 shares under the share repurchase authorization at an average price of $78.72.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirty-nine weeks ended September 28, 2010, we repurchased 42,750 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.55 per share for an aggregate purchase price of $3.3 million pursuant to the terms of the Plans and the applicable award agreements. During the thirty-nine weeks ended September 29, 2009, we repurchased 31,427 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $53.48 per share for an aggregate purchase price of $1.7 million pursuant to the respective terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.
Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of September 28, 2010 and December 29, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.
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
Off-Balance Sheet Arrangements
As of September 28, 2010, we guaranteed operating leases of 28 franchisee locations and two locations of our former Au Bon Pain division, or its franchisees, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from November 23, 2010 to December 31, 2023 and a potential amount of future rental payments of approximately $31.3 million as of September 28, 2010. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases.
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
Accounting Standards Issued Not Yet Adopted
On December 30, 2009, we adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on our consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission (the “SEC”), rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On October 6, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. The Court simultaneously gave us until July 20, 2009 to file a new motion for summary judgment, which deadline the Court subsequently extended until August 10, 2009. On August 10, 2009, we filed a motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. The plaintiff filed an opposition to our motion for summary judgment on December 12, 2009, and we filed our reply in support of our motion on December 21, 2009. On March 16, 2010, the Court granted in part and denied in part our motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties to stay the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. Mediation was not successful and on August 30, 2010 we answered the complaint. An adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on December 14, 2009, the Court denied our motion. We filed an answer to the complaint on January 27, 2010. On July 28, 2010, we filed a motion for summary judgment. The Court will hold a hearing on the motion for summary judgment on November 19, 2010. There can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.

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
Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009, as filed with the SEC on February 26, 2010, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 28, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the thirteen weeks ended September 28, 2010, we repurchased Class A common stock as follows:

					Approximate
					Dollar
				Total Number of	Value of Shares That
	Total Number of			Shares Purchased as	May Yet Be
	Shares		Average Price	Part of Publicly	Purchased Under the
Period	Purchased		Paid per Share	Announced Program	Announced Program
June 30, 2010 – July 27, 2010	101,001		$74.67	101,001	$519,868,880
July 28, 2010 – August 31, 2010	834,094	(1)(2)	78.27	803,266	456,936,405
September 1, 2010 – September 28, 2010	109,105	(1)(3)	79.72	103,717	448,238,968

Total	1,044,200		$77.94	1,007,984	$448,238,968

(1)
Represents Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Includes 803,266 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above. See Part 1, Item 2. for further information regarding the share repurchase authorization.

(3)
Includes 103,717 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above. See Part 1, Item 2. for further information regarding the share repurchase authorization.

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

Panera Bread Company
(Registrant)

Dated: November 5, 2010	By:	/s/ William W. Moreton William W. Moreton
Chief Executive Officer, President
(on behalf of registrant and as principal executive officer)

Dated: November 5, 2010	By:	/s/ Jeffrey W. Kip Jeffrey W. Kip
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated: November 5, 2010	By:	/s/ Amy L. Kuzdowicz Amy L. Kuzdowicz
Vice President, Controller

Dated: November 5, 2010	By:	/s/ Mark D. Wooldridge Mark D. Wooldridge
Assistant Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

31.1		Certification by Chief Executive Officer

31.2		Certification by Chief Financial Officer

32		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.