Form 10-K
period 2010-12-28
PANERA BREAD CO
filed 2011-02-22
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2010
or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OT 1934
For the transition period from                       to
Commission file number 0-19253

Panera Bread Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2723701 (I.R.S. Employer Identification No.)

3630 South Geyer Road, Suite 100, St. Louis, MO (Address of Principal Executive Offices)	63127 (Zip Code)
(314) 984-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.0001 par value per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting Class A and Class B Common Stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on June 29, 2010, was $1,673,643,693. There is no public trading market for the registrant’s Class B Common Stock.
As of February 18, 2011, the registrant had 30,074,057 shares of Class A Common Stock ($.0001 par value per share) and 1,391,337 shares of Class B Common Stock ($.0001 par value per share) outstanding.
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 28, 2010.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion express or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe,” “positioned,” “estimate,” “project,” “plan,” “goal,” “target,” “continue,” “intend,” “expect,” “future,” “anticipate” and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statement was made.
PART I
ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,453 Company-owned and franchise-operated bakery-cafe locations in 40 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers a day at our first bakery-cafe to currently serving nearly six million customers a week system-wide, and are currently one of the largest food service companies in the United States. We believe our success is rooted in our ability to create long-term dining concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are principally located in suburban, strip mall, and regional mall locations. We feature high quality, reasonably priced food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted, fresh-baked, artisan bread, we are committed to providing great tasting, quality food that people can trust. Nearly all of our bakery-cafes have a menu highlighted by antibiotic-free chicken, whole grain bread and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving, which provide flavorful, wholesome offerings. Our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across the United States and in Ontario, Canada, our customers enjoy our warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 28, 2010, our Company bakery-cafe operations segment consisted of 662 Company-owned bakery-cafes, located throughout the United States and in Ontario, Canada, and our franchise operations segment consisted of 791 franchise-operated bakery-cafes, all located in the United States. As of December 28, 2010, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 26 fresh dough facilities (22 Company-owned and four franchise-operated). In the fiscal year ended December 28, 2010, or fiscal 2010, our revenues were $1,542.5 million, consisting of $1,321.2 million of Company-owned net bakery-cafe sales, $86.2 million of franchise royalties and fees, and $135.1 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $1,802.1 million in fiscal 2010. See Note 19 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 28, 2010 and December 29, 2009 had 52 weeks. Our fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.

Concept and Strategy
Bread is our platform and the entry point to the Panera experience at our bakery-cafes. It is the symbol of Panera quality and a reminder of Panera Warmth, the totality of the experience the customer receives and can take home to share with friends and family. We strive to offer a memorable experience with superior customer service. Our associates are passionate about sharing their expertise and commitment with our customers. We strive to achieve what we call Concept Essence, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors. Concept Essence begins with artisan bread, quality products, and a warm, friendly, comfortable environment. It calls for each of our bakery-cafes to be a place customers can trust to serve high quality food. Bread is our passion, soul, and expertise, and the platform that makes all of our other food special.
We believe our competitive strengths include more than just great food at the right price. We are committed to creating an ambiance in our bakery-cafes and a culture within Panera that is warm, inviting, and embracing. We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe as a way to engage customers. The distinctive design and environment of our bakery-cafes offer an oasis from the rush of daily life, where our associates are trained to greet our customers by name and have the skills, expertise, and personalities to make each visit a delight. Many of our bakery-cafes incorporate the warmth of a fireplace and cozy seating areas or outdoor cafe seating, which facilitate the use of our bakery-cafes as a gathering spot. Our bakery-cafes are designed to visually reinforce the distinctive difference between our bakery-cafes and other bakery-cafes and restaurants. In fiscal 2010, we completed the rollout of our MyPaneraTM loyalty program, which we believe will allow us to build deeper relationships with our customers and entice them to return to our bakery-cafes.
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, AM “chill,” lunch, PM “chill,” dinner, and take home, through both on-premise sales and off-premise Panera Catering®. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences and mood. Our goal is to be the first choice for those customers craving soup, salad, or a sandwich.
In addition to the dine-in and take out business, we offer Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, or soups using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure, and we believe it represents a meaningful growth opportunity for our business.
Menu
Our value-oriented menu is designed to provide our customers with affordably priced products built on the strength of our bakery expertise. We feature a menu containing proprietary items prepared with high-quality, fresh ingredients, including our antibiotic-free chicken, as well as unique recipes and toppings designed to provide appealing, flavorful products that we believe our customers will crave.
Our key menu groups are fresh baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups and side items, freshly prepared and hand-tossed salads, and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and update our menu offerings to satisfy changing customer preferences. We seek to continuously improve our products, or develop new ones, such as our improved Tomato Mozzarella Salad, Cuban Chicken Panini, and our All Natural Steak Chili with Cornbread Crumbles.
New product rollouts are integrated into periodic or seasonal menu rotations, referred to as “Celebrations”. Examples of products we introduced in fiscal 2010 include the Mediterranean Salmon Salad, Salmon Club, and Salmon Caesar, which were launched in the first Celebration of 2010. The Cuban Chicken Panini, All Natural Steak Chili with Cornbread Crumbles, and Asiago Bagel Breakfast Sandwich were also added to help build on the success of those products. Additionally, we introduced a Strawberry and Cream Scone, Apple Crunch Muffin, Seasonal Iced Cookies, and a Mint Crinkle Cookie.
We believe our menu innovation is one reason our value scores with customers remain so strong. Zagat’s 2010 consumer-generated National Restaurants Chains Survey for eating on-the-go rates us number one among chain restaurants with fewer than 5,000 locations in the following categories: Most Popular, Best Salad, and Best Facilities while ranking us second in Healthy Options, Best Value, and Best Breakfast Sandwich.

Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth and that without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. To develop a strong connection with our customers, we need energized associates who are skilled at and love their jobs. Additionally, we believe high-quality restaurant management is critical to our long-term success and, as such, we provide detailed operations manuals and hands-on training to each of our associates. We train our associates both in small group and individual settings. Our systems have been created to educate our associates so each one is well prepared to respond to a customer’s questions and create a better dining experience. Furthermore, we believe our commitment to maintaining staffing levels and competitive compensation for our associates is fundamental to our current and future success.
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, we provide selected general managers and multi-unit managers with a multi-year bonus program (subject to annual minimums and maximums), which is based upon a percentage of the cash flows of the bakery-cafes they operate. The program’s five-year period improves operator quality, management retention, and creates team stability, generally resulting in a higher level of consistency and customer service for that bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately fifty percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low management turnover and operational improvements.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build name recognition and awareness, but also to build deeper relationships with our customers who we believe will help promote our brand.
To reach our target customer group, we use a mix of the following mediums: radio, billboards, social networking, television, and in-store sampling days. We expect to continue to increase media impressions as we strive to build deeper relationships with our customers. We believe marketing represents an opportunity for us to further leverage our scale with our customers and create additional competitive advantage. In fiscal 2010, we completed the rollout of our MyPanera customer loyalty program through which our customers earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera will allow us to build deeper relationships with our customers by enhancing their experience with us through receipt of rewards and enticing them to return to our bakery-cafes.
Our franchise agreements generally require our franchisees to pay us advertising fees. In the first two quarters of fiscal 2010, our franchise-operated bakery-cafes contributed 0.7 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 2.0 percent of their net sales on advertising in their respective local markets. As of June 30, 2010, the first day of our fiscal third quarter, franchisee contributions to the national advertising fund were increased to 1.2 percent of their net sales to support a continued increase in marketing activities. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee. Under the terms of our franchise agreements, we have the ability to increase national advertising fund contributions from current levels up to a maximum of 2.6 percent of net sales. The national advertising fund and marketing administration contributions received from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us.
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
Capital Resources and Deployment of Capital
Our primary capital resource is cash generated by operations. We also have access to a $250.0 million credit facility. During fiscal 2010 we had no borrowings outstanding.

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
In evaluating potential new bakery-cafe locations, we study the surrounding trade area, demographic information within the most recent year, and publicly available information on competitors. Based on this analysis, including the utilization of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process where we focus on occupancy and development costs in relation to the market. This process is designed to ensure we have the appropriate size bakery-cafe and deploy capital in the right market.
Our concept has proven successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, drive-through, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,600 square feet as of December 28, 2010. We lease all of our bakery-cafe locations and fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally 10 years with renewal options at most locations, and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost for the 42 Company-owned bakery-cafes that opened in fiscal 2010 was approximately $750,000 per bakery-cafe, net of landlord allowances and excluding capitalized development overhead.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes or through the acquisition of existing bakery-cafes from our franchisees or other similar restaurant or bakery-cafe concepts, such as our acquisition of Paradise Bakery & Café, Inc.
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. Since the repurchase authorization was approved, we have repurchased 1,932,969 shares at a weighted-average price of $78.50 for an aggregate purchase price of approximately $152.0 million. We have approximately $448.0 million available under the existing $600.0 million repurchase authorization.
Franchise Operations
Our franchisees, which as of December 28, 2010, operated approximately 54.4 percent of our bakery-cafes, are comprised of 48 franchise groups with an average of approximately 16 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as multi-unit restaurant operators. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 28, 2010, we had 791 franchise-operated bakery-cafes open, all located in the United States and we have received commitments to open 176 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

The revenues we receive from a typical ADA include a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally 4 percent to 5 percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2010 were $86.2 million, or 5.6 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as do Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. However, in the fiscal year ended December 30, 2008, or fiscal 2008, to facilitate our expansion into Ontario, Canada, we entered into a credit facility with our initial franchisee in that market. See Note 13 to our consolidated financial statements for further information regarding the credit facility with our former Canadian franchisee. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. As of December 28, 2010, we did not hold an equity interest in any of our franchise-operated bakery-cafes.
Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply on a daily basis dough for our fresh bread along with, tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 28, 2010, we had 26 fresh dough facilities, 22 of which were Company-owned, including a limited production facility that is co-located with one of our Company-owned bakery-cafes in Ontario, Canada to support the three Company-owned bakery-cafes located in that market.
Fresh dough is the key to our high-quality, artisan bread. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by our associates. As of December 28, 2010, we leased 196 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles. An average distribution route delivers dough and other products to seven bakery-cafes.
Our bakers work through the night shaping, scoring, glazing, and baking the dough by hand to bring our customers fresh-baked loaves every morning and throughout the day. We believe our fresh dough facilities have helped us and will continue to help us to ensure consistent quality at our bakery-cafes.
We focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. We expect to selectively enter new markets, which may require the construction of additional fresh dough facilities once a sufficient number of bakery-cafes are opened to ensure efficient distribution of fresh dough and other products.
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
Management Information Systems
Each of our Company-owned bakery-cafes have programmed point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, transaction counts, product mix, and average check. All Company-owned bakery-cafe product prices are programmed into the point-of-sale registers from our support centers. We allow franchisees access to certain of our proprietary bakery-cafe systems and systems support. Franchisees are responsible for providing the appropriate menu prices, discount rates, and tax rates for system programming.

We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction count, average check, product mix, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail associates and on-line baking instructions for our bakers.
Most bakery-cafes also provide customers free Internet access through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.
Competition
We compete with numerous sources in our trade areas. Our bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete in several segments of the restaurant business: breakfast, AM “chill,” lunch, PM “chill,” dinner, take home, and catering. Our competitive strengths include location, environment, customer service, price, and product quality. We compete for leased space in desirable locations. Some of our competitors may have capital resources greater than ours. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 28, 2010, we had approximately 15,900 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 800 were employed in general or administrative functions, principally in our support centers, approximately 1,200 were employed in our fresh dough facility operations, and approximately 13,900 were employed in our bakery-cafe operations as bakers, managers, and associates. We also had approximately 9,700 part-time hourly associates at our bakery-cafes as of December 28, 2010. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
Proprietary Rights
Our brand, intellectual property, and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret, unfair competition, and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera Catering®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPaneraTM trademarks are some of the trademarks we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other trademarks with the United States Patent and Trademark Office. We have also registered some of our trademarks in a number of foreign countries.
Corporate History and Additional Information
We are a Delaware corporation. Our principal offices are located at 3630 South Geyer Road, Suite 100, St. Louis, Missouri 63127 and our telephone number is (314) 984-1000.
We were originally organized in March 1981 as a Massachusetts corporation under the name Au Bon Pain Co., Inc. and reincorporated in Delaware in June 1988. In December 1993, we purchased Saint Louis Bread Company. In August 1998, we sold our Au Bon Pain Division and changed our name to Panera Bread Company.
We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Government Regulation
Our fresh dough facilities and Company-owned and franchise-operated bakery-cafes are subject to regulation and licensing by federal, state and local agencies, and health, sanitation, safety, fire, and other governmental departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities or bakery-cafes as well as fines and possible closure of existing fresh dough facilities or bakery-cafes. In addition, we are subject to federal laws and regulations, such as the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.
We are also subject to federal and state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of the franchises and may also apply substantive standards to the relationship between franchisor and franchisee.
We are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, consolidated financial condition and results of operations, or our competitive position.
The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Americans with Disabilities Act, we could be required to expend funds to modify our Company-owned bakery-cafes to provide service to, or make reasonable accommodations for the employment of, disabled persons. Compliance with the requirements of the Americans with Disabilities Act is not believed to have a material effect on our consolidated financial condition or results of operations.
ITEM 1A. RISK FACTORS
The following risk factors could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, financial condition and results of operations.
Disruptions in our bakery-cafe supply chain could adversely affect our profitability and operating results.
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. One company delivers the majority of our ingredients and other products to our bakery-cafes two or three times per week. In addition, we supply Company-owned and franchise-operated bakery-cafes with fresh dough and other products on a daily basis. These daily deliveries are particularly susceptible to supply volatility as a result of weather conditions. Our dependence on frequent deliveries to our bakery-cafes could cause shortages or supply interruptions that could adversely impact our operations.
Although many of our ingredients and products are prepared to our specifications, we believe that a majority of the ingredients are generally available and could be obtained from alternative sources. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks of supply interruptions and cost fluctuation. Antibiotic-free chicken is sold in most Company-owned and franchise-operated bakery-cafes and we have introduced and tested the sale of other antibiotic-free proteins in our Company-owned and franchise-operated bakery-cafes. Our antibiotic-free chicken is currently supplied to us by three different companies. However, there are few producers of antibiotic-free chicken or other antibiotic-free proteins, which may make it difficult or more costly for us to find alternative suppliers if necessary.

Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery-cafe operations or, if necessary, we could make menu adjustments to address material supply issues. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers and distributor, some of which are beyond our control, and which could have an adverse effect on our business and consolidated results of operations.
Changes in food and supply costs could adversely affect our consolidated results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have been able to recover inflationary cost and commodity price increases for, among other things, fuel, proteins, dairy, produce, wheat, tuna, and cream cheese through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and economic factors and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, increased volatility in certain commodity markets, including those for wheat, produce, or proteins including chicken or turkey could have an adverse effect on us depending upon whether we are able to increase menu prices to cover such increases.
Disruptions or supply issues in our fresh dough facilities could adversely affect our business and consolidated results of operations.
We operate 22 fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes in the United States and Ontario, Canada. Our fresh dough and other product distribution system delivers fresh dough and other products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of our fresh dough facilities, whether due to weather conditions, technical or labor difficulties, destruction, or damage to the vehicle fleet or facility or other reasons, could cause a shortage of fresh dough and other products at our bakery-cafes. Such a shortage of fresh dough and other products could, depending on the extent and duration, have a material adverse effect on our business and consolidated results of operations.
Additionally, while fuel costs remained relatively constant in 2010 and 2009, given the historical volatility of these costs, increased costs and distribution issues related to fuel and utilities could also materially impact our business and consolidated results of operations, including efficiencies in distribution from our fresh dough facilities to our bakery-cafes.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in most of our Company-owned and franchise-operated bakery-cafes in the United States. Although we believe we have adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, we may be subject to allegations regarding quality, health, or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation could be costly and the results uncertain.
Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources as well as that of our suppliers.
As our business depends upon discretionary consumer spending, our financial results may be impacted by the broader global economic environment. Our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction count, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases from our customers or our customers trading down to lower priced products on our menu will negatively impact our financial performance. Financial difficulties experienced by our suppliers could result in product delays or shortages. An economy that continues to fail to substantially improve could have a material adverse effect on our liquidity and capital resources including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact our business and financial results.
We may not be able to continue to convince our customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including antibiotic-free chicken and our artisan breads, is worth the prices at our bakery-cafes relative to lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.

Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.
Customer preferences and traffic could be impacted by health concerns about the consumption of particular food products and could cause a decline in our sales. Negative publicity about ingredients, poor food quality, a production run of items produced in our fresh dough facilities, food-borne illness, injury, health concerns, allergens, or nutritional content could cause customers to shift their preferences. For example, past outbreaks of E. coli in certain beef food products caused consumers to avoid certain products and restaurant chains. In addition, outbreaks of salmonella in certain peanuts and peanut butter products, jalapenos and spinach caused consumers to avoid such products. These problems, other food-borne illnesses (such as hepatitis A or trichinosis), and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. Negative publicity concerning particular food products may adversely affect demand for our products and could cause an increase in our food costs as a result of potentially irregular supply of such products and a decrease in customer traffic to our bakery-cafes.
Our ability to increase our revenues and operating profits could be adversely affected if we are unable to execute our growth strategy or achieve sufficient returns on invested capital in bakery-cafe locations.
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:
•	general economic conditions;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to take advantage of perceived opportunities in a softening commercial real estate market;

•	securing required governmental approvals and permits and complying with applicable zoning, land use, and environmental regulations; and

•	impact of inclement weather, natural disasters, and other acts of nature.
Our growth strategy in part depends on continued development by our franchisees. If our franchisees do not continue to successfully finance and open new bakery-cafes, our business could be adversely affected.
Our growth strategy includes continued development of bakery-cafes through franchising. At December 28, 2010, approximately 54.4 percent of our bakery-cafes were operated by franchisees (791 franchise-operated bakery-cafes out of a total of 1,453 bakery-cafes system-wide). The opening and success of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.

Additionally, our consolidated results of operations include revenues derived from royalties on sales from, and revenues from sales by our fresh dough facilities to, franchise-operated bakery-cafes. As a result, our growth expectations and revenues could be negatively impacted by a material downturn in sales at and to franchise-operated bakery-cafes or if one or more key franchisees becomes insolvent and unable to pay us royalties.
Although we have been able to successfully manage our growth to date, we may experience difficulties doing so in the future.
Our growth strategy includes opening bakery-cafes in new markets where we may have little or no operating experience. Accordingly, there can be no assurance that a bakery-cafe opened in a new market will have similar operating results, including average weekly net sales, as our existing bakery-cafes. Bakery-cafes opened in new markets may not perform as expected or may take longer to reach planned operating levels, if at all. Operating results or overall bakery-cafe performance could vary as a result of higher construction, occupancy, or general operating costs, a lack of familiarity with our brand which may require us to build local brand awareness, differing demographics, consumer tastes, and spending patterns, and variable competitive environments. Additional expenses attributable to costs of delivery from our fresh dough facilities may exceed our expectations in areas not currently served by those facilities.
Our growth strategy also includes opening bakery-cafes in existing markets to increase the penetration rate of our bakery-cafes in those markets. There can be no assurance we will be successful in operating bakery-cafes profitably in new markets or further penetrating existing markets.
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results.
Our business depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance that we will be able to implement these important strategic initiatives, which could in turn adversely affect our business. These strategic initiatives include:
•	introducing desirable new menu items and improving existing items consistent with customer tastes and expectations;

•	balancing unit growth while meeting target returns on invested capital for locations;

•
increasing same store sales and gross profit per transaction through investments in areas such as category management, catering, and technology in an effort to increase overall traffic and transaction count; and

•	increasing brand awareness through greater investment in multi-channel marketing and advertising, including our MyPanera loyalty program.
Our failure or inability to protect our trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our intellectual property and confidential and proprietary information is very important to our business and competitive position. Our primary trademarks,
Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera Catering®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPaneraTM along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information, and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property, and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in marketing or introducing new menu items in the future, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
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
Damage to our brands or reputation could negatively impact our business.
Our success depends substantially on the value of our brands and our reputation for offering a memorable experience with superior customer service. Our brands have been highly rated in annual consumer studies and have received high recognition in several industry publications. We believe that we must protect and grow the value of our brands through our Concept Essence to differentiate ourselves from our competitors and continue our success. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers do not continue to perceive us as a company that customers can trust to serve high quality food in a warm, friendly, comfortable environment, our brand value could suffer, which could have an adverse effect on our business.
Competition may adversely affect our operations and consolidated results of operations.
The restaurant industry is highly competitive with respect to location, customer service, price, taste, quality of products, and overall customer experience. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally owned restaurants. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and the restaurant industry better than we can. Additionally, other companies may develop restaurants that operate with concepts similar to ours. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.
Additionally, competition could cause us to modify or evolve our products, designs, or strategies. If we do so, we cannot guarantee that we will be successful in implementing the changes or that our profitability will not be negatively impacted.
Loss of senior management or the inability to recruit and retain associates could adversely affect our future success.
Our success depends on the services of our senior management and associates, all of whom are “at will” employees. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue to grow.
Our success also depends on our continuing ability to hire, train, motivate, and retain qualified associates in our bakery-cafes, fresh dough facilities, and support centers. Our failure to do so could result in higher associate turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
We operate in Canada and therefore, we may be exposed to uncertainties and risks that could negatively impact our consolidated results of operations.
We recently expanded our operations into Canadian markets. Our expansion into Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations if our Canadian operations continue to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

If we fail to comply with governmental laws or regulations or if these laws or regulations change, our business could suffer.
In connection with the operation of our business, we are subject to extensive federal, state, local, and foreign laws and regulations, including those related to:
•	franchise relationships;

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	management and protection of the personal data of our employees and customers; and

•	environmental matters.
Our bakery-cafes and fresh dough facilities are licensed and subject to regulation under federal, state, and local laws, including business, health, fire, and safety codes.
Various federal, state, and local labor laws govern our operations and our relationship with our associates, including prevailing wages, overtime, accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws, and anti-discrimination laws.
While we believe we operate in substantial compliance with these laws, they are complex and vary from location to location, which complicates monitoring and compliance. As a result, regulatory risks are inherent in our operation. Although we believe that compliance with these laws has not had a material effect on our operations to date, we may experience material difficulties or failures with respect to compliance in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments, or other sanctions including the temporary suspension of bakery-cafe or fresh dough facility operations or a delay in construction or opening of a bakery-cafe, any of which could adversely affect our business, operations and our reputation.
Regulatory changes in and customer focus on nutrition and advertising practices could adversely affect our business.
In recent years, there has been increased consumer emphasis on and regulatory scrutiny of restaurants operating in the quick-service and fast-casual segments, with respect to nutrition and advertising practices. While we have taken steps to respond to these developments by updating our menu boards and printed menus to include caloric information in all of our Company-owned bakery-cafes, we may become subject to other initiatives in the area of nutrition disclosure or advertising which would require us to make certain additional nutritional information available to guests or restrict the sales of certain types of ingredients. We may experience higher costs associated with the implementation and oversight of such changes that could have an adverse impact on our business.
Rising insurance costs could negatively impact our profitability.
We self-insure a significant portion of potential losses under our workers’ compensation, medical, general, auto, and property liability programs. The liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience and data from industry and other actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from these assumptions and historical trends. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves of these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our consolidated financial condition and results of operations.
Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. These increases, as well as existing or potential legislation changes, such as the recently enacted legislation, which requires employers to provide health insurance to employees, could negatively impact our operating results.

We are subject to complaints and litigation that could have an adverse effect on our business.
In the ordinary course of our business we may become subject to complaints and litigation alleging that we are responsible for a customer illness or injury suffered at or after a visit to one of our bakery-cafes or to one of our franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, advertising claims, allergens, personal injury, or other concerns. In addition, we are subject to litigation by employees, investors, franchisees, and others through private actions, class actions or other forums. For example, in January 2008, a purported class action lawsuit was filed against us and three of our current or former executive officers by investors alleging violations of the Exchange Act and the rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in this lawsuit and we are vigorously defending the lawsuit, the outcome of litigation is difficult to assess and quantify and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, and liability, and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.
We periodically acquire existing bakery-cafes from our franchisees or ownership interests in other restaurant or bakery-cafe concepts, which could adversely affect our consolidated results of operations.
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
Any of these factors could strain our financial and management resources as well as negatively impact our consolidated results of operations.

Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our financial condition.
Our operating results may fluctuate significantly from our forecasts, targets, or projections because of a number of factors, including the following:
•	changes in average weekly net sales and comparable net bakery-cafe sales due to:
•	lower customer traffic or average check per transaction, including as a result of the introduction or removal of new menu items; menu items;

•	changes in demographics, consumer preferences, and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; and

•	seasonality, including as a result of inclement weather.
•	cost increases due to:
•	changes in our operating costs;

•	labor availability and increased labor costs, including wages of management and associates, compensation, insurance, and health care; and

•	changes in business strategy including concept evolution and new designs.
•	profitability of new bakery-cafes, especially in new markets;

•	delays in new bakery-cafe openings;

•	fluctuations in supply costs, shortages, or interruptions; and

•	natural disasters and other calamities.
Increased advertising and marketing costs could adversely affect our consolidated results of operations.
We expect our advertising expenses to continue to increase and to dedicate greater resources to advertising and marketing than in previous years. If new advertising and other marketing programs, including our MyPanera loyalty program, do not drive increased net bakery-cafe sales or if the costs of advertising, media, or marketing increase greater than expected, our consolidated financial results could be materially adversely affected.
Our federal, state, and local tax returns have been and may in the future be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our consolidated financial position and results of operations.
We are subject to federal, state, and local taxes in the United States and Canada including sales, use, and other applicable taxes. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the Internal Revenue Service or another taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our consolidated financial position and results of operations.
A regional or global health pandemic could severely affect our business.
A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic occurs, depending upon its duration, location, and severity, our business could be severely affected. Generally, we are viewed by our customers as an “everyday oasis”, a friendly, all day destination where people can gather with friends and business colleagues. Customers might avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of ingredients and products in our supply chain and by causing staffing shortages in our bakery-cafes. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products.

Regional factors could negatively impact our consolidated results of operations.
There are several states in which we, our franchisees, or both own and operate a significant number of bakery-cafes. As a result, the economic conditions, state and local laws, government regulations, and weather conditions affecting those particular states, or a geographic region generally, may have a material impact upon our consolidated results of operations.
Failure to meet market expectations for our financial performance will likely adversely affect the market price of our stock.
The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. Should we fail to meet market expectations going forward, particularly with respect to comparable net bakery-cafe sales revenues, operating margins, and diluted earnings per share, the market price of our stock will likely decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe as of December 28, 2010 was approximately 4,600 square feet. The square footage of each of our fresh dough facilities is provided below. We lease all of our bakery-cafe locations, fresh dough facilities, and support centers. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally 10 years with renewal options at most locations and our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.
The square footage of our Company-owned leased fresh dough facilities as of December 28, 2010 is set forth below:

Square
Facility	Footage
Atlanta, GA	18,000
Beltsville, MD	35,700
Chicago, IL	30,900
Cincinnati, OH	22,300
Dallas, TX	12,900
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	40,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,000
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	16,500
Phoenix, AZ	13,100
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	16,300
Ontario, CAN (2)	300

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

(2)	Company-owned limited production facility co-located with one of our Company-owned bakery-cafes in Ontario, Canada to support the Company-owned bakery-cafes located in this market.

As of December 28, 2010, we operated 1,453 bakery-cafes in the following locations:

	Company-	Franchise-
	Owned	Operated	Total
	Bakery-	Bakery-	Bakery-
Location	Cafes	Cafes	Cafes
Alabama	11	3	14
Arizona	30	4	34
Arkansas	—	6	6
California	45	60	105
Colorado	—	37	37
Connecticut	12	11	23
Delaware	—	3	3
Florida	44	81	125
Georgia	13	18	31
Illinois	69	34	103
Indiana	33	6	39
Iowa	2	16	18
Kansas	—	18	18
Kentucky	17	3	20
Maine	—	4	4
Maryland	—	43	43
Massachusetts	14	37	51
Michigan	46	15	61
Minnesota	24	3	27
Missouri	45	23	68
Nebraska	11	2	13
Nevada	—	5	5
New Hampshire	—	9	9
New Jersey	37	11	48
New York	37	37	74
North Carolina	13	31	44
Ohio	9	92	101
Oklahoma	—	17	17
Oregon	5	4	9
Pennsylvania	25	47	72
Rhode Island	—	6	6
South Carolina	9	7	16
South Dakota	1	—	1
Tennessee	13	17	30
Texas	21	32	53
Utah	—	6	6
Virginia	56	10	66
Washington	16	1	17
West Virginia	—	7	7
Wisconsin	—	25	25
District of Columbia	1	—	1
Ontario, Canada	3	—	3

	662	791	1,453

ITEM 3. LEGAL PROCEEDINGS
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. On October 6, 2008, we filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on our motion to dismiss, on June 25, 2009, the Court converted our motion to one for summary judgment and denied it without prejudice. On August 10, 2009, we filed a new motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue our motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. On March 16, 2010, the Court granted in part and denied in part our motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties to stay the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. On August 30, 2010 we answered the complaint. On December 3, 2010, the parties filed a joint motion to stay the case pending the submission of a stipulation of settlement and the plaintiff’s motion for preliminarily approval, to be filed on or before January 28, 2011, which stay was extended until February 11, 2011. On February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, our primary directors and officers liability insurer will deposit $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The settlement must be approved by the Court before becoming effective. The Stipulation of Settlement contains no admission of wrongdoing. We and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the class action lawsuit. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders. On February 22, 2011, the Court preliminary approved the settlement and scheduled a settlement hearing on June 22, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class action lawsuit with prejudice and the plaintiff will be deemed to have released all claims against us relating to the allegations in the class action. We can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, we will continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. The amount to be deposited by our primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. We believe that we and the other defendants have meritorious defenses to each of the claims in this lawsuit. On July 18, 2008, we filed a motion to dismiss all of the claims in this lawsuit, which, on December 14, 2009, the Court denied. We filed an answer to the complaint on January 27, 2010 and the case subsequently moved into discovery. On July 28, 2010, we filed a motion for summary judgment. The Court held a hearing on the motion for summary judgment on November 19, 2010. On December 20, 2010, the parties filed a joint motion requesting that the Court defer its ruling on the motion for summary judgment pending the finalization of a settlement agreement. On January 18, 2011, the parties advised the Court in a status conference that they intended to submit a stipulation of settlement and plaintiff’s motion for preliminary approval by February 14, 2011. On February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, we agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and our insurer will pay plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. We and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the shareholder derivative action. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders. On February 22, 2011, the Court preliminarily approved the settlement and scheduled a settlement hearing on April 8, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the shareholder derivative lawsuit with prejudice and the plaintiff will be deemed to have released all claims against us relating to the allegations in the derivative action. We can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, we will continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. The amount to be deposited by our primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets.

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
On December 16, 2010, a purported class action lawsuit was filed against us by Denarius Lewis and Corey Weiner, former employees of one of our subsidiaries, and Caroll Ruiz, an employee of one of our franchisees. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleges, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
ITEM 4. [REMOVED AND RESERVED]
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “PNRA.” There is no established public trading market for our Class B common stock. The following table sets forth the quarterly high and low sale prices for our Class A common stock as reported by Nasdaq for the fiscal years ended December 28, 2010 and December 29, 2009.

	December 28, 2010		December 29, 2009
	High	Low	High	Low
First Quarter	$79.27	$65.65	$58.03	$43.33
Second Quarter	$87.77	$74.31	$63.75	$49.62
Third Quarter	$89.25	$73.82	$58.05	$48.59
Fourth Quarter	$106.42	$88.34	$68.63	$53.24

On February 18, 2011, the last sale price for the Class A common stock, as reported on the Nasdaq Global Select Market, was $119.43. As of February 18, 2011, we had approximately 1,929 holders of record of our Class A common stock and approximately 34 holders of record of our Class B common stock.
Dividend Policy
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions, and which may be made under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During fiscal 2010, we repurchased 1,905,540 shares under the share repurchase authorization at a weighted-average price of $78.72 for an aggregate purchase price of $150.0 million.
During the fourth quarter of fiscal 2010, we repurchased Class A common stock as follows:

				Total Number of	Approximate Dollar Value of
			Weighted-Average	Shares Purchased as	Shares That May Yet Be
	Total Number of		Price Paid per	Part of Publicly	Purchased Under the
Period	Shares Purchased		Share	Announced Program	Announced Program
September 29, 2010 - October 26, 2010	51	(1)	$84.79	—	$448,238,968
October 27, 2010 - November 30, 2010	1,201	(1)	$93.31	—	$448,238,968
December 1, 2010 - December 28, 2010	—		$—	—	$448,238,968

Total	1,252		$92.97	—	$448,238,968

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

		For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 28,	December 29,	December 30,	December 25,	December 26,
	2010	2009	2008	2007	2006
Revenues:
Bakery-cafe sales, net	$1,321,162	$1,153,255	$1,106,295	$894,902	$666,141
Franchise royalties and fees	86,195	78,367	74,800	67,188	61,531
Fresh dough and other product sales to franchisees	135,132	121,872	117,758	104,601	101,299

Total revenues	1,542,489	1,353,494	1,298,853	1,066,691	828,971
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$374,816	$337,599	$332,697	$271,442	$196,849
Labor	419,140	370,595	352,462	286,238	204,956
Occupancy	100,970	95,996	90,390	70,398	48,602
Other operating expenses	177,059	155,396	147,033	121,325	92,176

Total bakery-cafe expenses	1,071,985	959,586	922,582	749,403	542,583
Fresh dough and other product cost of sales to franchisees	110,986	100,229	108,573	92,852	85,951
Depreciation and amortization	68,673	67,162	67,225	57,903	44,166
General and administrative expenses	101,494	83,169	84,393	68,966	59,306
Pre-opening expenses	4,282	2,451	3,374	8,289	6,173

Total costs and expenses	1,357,420	1,212,597	1,186,147	977,413	738,179

Operating profit	185,069	140,897	112,706	89,278	90,792
Interest expense	675	700	1,606	483	92
Other expense (income), net	4,232	273	883	333	(1,976)

Income before income taxes	180,162	139,924	110,217	88,462	92,676
Income taxes	68,563	53,073	41,272	31,434	33,827

Net income	111,599	86,851	68,945	57,028	58,849
Less: net (loss) income attributable to noncontrolling interest	(267)	801	1,509	(428)	—

Net income attributable to Panera Bread Company	$111,866	$86,050	$67,436	$57,456	$58,849

Earnings per common share attributable to Panera Bread Company:
Basic	$3.65	$2.81	$2.24	$1.81	$1.88

Diluted	$3.62	$2.78	$2.22	$1.79	$1.84

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,614	30,667	30,059	31,708	31,313

Diluted	30,922	30,979	30,422	32,178	32,044

Consolidated balance sheet data:
Cash and cash equivalents	$229,299	$246,400	$74,710	$68,242	$52,097
Short-term investments	152	—	2,400	23,198	20,025
Total assets	924,581	837,165	673,917	698,752	542,609
Long-term liabilities	117,457	97,870	61,217	122,807	35,333
Stockholders’ equity	595,608	597,036	495,162	446,164	397,666

Franchisee revenues (2)	$1,802,116	$1,640,309	$1,542,791	$1,376,430	$1,245,472
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	7.5%	2.4%	3.8%	1.7%	3.2%
Franchise-operated bakery-cafes	8.2%	2.0%	3.5%	1.5%	4.3%
Bakery-cafe data:
Company-owned bakery-cafes open	662	585	562	532	391
Franchise-operated bakery-cafes open	791	795	763	698	636

Total bakery-cafes open	1,453	1,380	1,325	1,230	1,027

(1)	Fiscal 2008 was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

(2)
Comparable net bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States., or GAAP, and may not be equivalent to comparable net bakery-cafe sales as defined or used by other companies. We do not record franchise-operated net bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated net bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives to which our franchisees also contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.

(3)
Comparable net bakery-cafe sales for fiscal 2010 and 2009 contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 52 week period in fiscal 2008 (the first 52 weeks in fiscal 2008), Company-owned and franchise-operated comparable net bakery-cafe sales for the fiscal year ended December 29, 2009, or fiscal 2009, would have been approximately 2.2 percent and 2.0 percent, respectively. Adjusted to reflect a comparative 53 week period in the fiscal year ended December 25, 2007, or fiscal 2007 (52 weeks in fiscal 2007 plus one week of fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 would have been approximately 3.5 percent and 3.3 percent, respectively. Adjusted on a calendar basis to match the specific weeks in fiscal 2009 to the same specific weeks in fiscal 2008, Company-owned and franchise-operated comparable net bakery-cafe sales for fiscal 2009 would have been 2.4 percent and 2.0 percent, respectively. For further information regarding comparable net bakery-cafe sales and the modification to the method by which we determine bakery-cafes included in our comparable net bakery-cafe sales, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Our revenues are derived from Company-owned net bakery-cafe sales, fresh dough and other product sales to franchisees, and franchise royalties and fees. Fresh dough and other product sales to franchisees are primarily comprised of sales of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned net bakery-cafe sales. The cost of fresh dough and other product sales to franchisees relates primarily to the sale of fresh dough, produce, tuna, and cream cheese to franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 28, 2010 and December 29, 2009, had 52 weeks. Our fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales percentages. In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable net bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year, which we refer to as our base store bakery-cafes. Previously, comparable net bakery-cafe sales percentages were based on bakery-cafes that had been in operation for 18 months. While this methodology modification did not have a material impact on previously reported amounts, prior periods have been updated to conform to current methodology. Company-owned comparable net bakery-cafe sales percentages are based on sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable net bakery-cafe sales percentages are based on sales from franchise-operated bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable net bakery-cafe sales percentages are based on sales at Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable net bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable net bakery-cafe sales exclude closed locations.
Comparable net bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and may not be equivalent to comparable net bakery-cafe sales as defined or used by other companies. We do not record franchise-operated net bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated net bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives, to which our franchisees also contribute based on a percentage of their net sales, and provides information that is relevant for comparison within the industry.

We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on sales from bakery-cafes included in our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly net sales during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
In fiscal 2010, we earned $3.62 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 7.9 percent (growth of 7.5 percent for Company-owned bakery-cafes and growth of 8.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 7.3 percent to $42,852 ($41,899 for Company-owned bakery-cafes and $43,578 for franchise-operated bakery-cafes); 76 new bakery-cafes opened system-wide (42 Company-owned bakery-cafes and 34 franchise-operated bakery-cafes); and three bakery-cafes closed system-wide (two Company-owned bakery-cafes and one franchise-operated bakery-cafes). Our fiscal 2010 results of $3.62 per diluted share included a favorable impact of $0.10 per diluted share from the repurchase of 1,905,540 shares under our $600.0 million share repurchase authorization.
In the fiscal quarter ended December 28, 2010, we earned $1.21 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 5.8 percent (growth of 5.2 percent for Company-owned bakery-cafes and growth of 6.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.1 percent to $44,727 ($44,034 for Company-owned bakery-cafes and $45,301 for franchise-operated bakery-cafes); 33 new bakery-cafes opened system-wide (21 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed.
In fiscal 2009, we earned $2.78 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 2.2 percent (growth of 2.4 percent for Company-owned bakery-cafes and growth of 2.0 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2008, a 53 week year; system-wide average weekly net sales increased 1.8 percent to $39,926 ($39,050 for Company-owned bakery-cafes and $40,566 for franchise-operated bakery-cafes); 69 new bakery-cafes opened system-wide (30 Company-owned bakery-cafes and 39 franchise-operated bakery-cafes); and 14 bakery-cafes closed system-wide (seven Company-owned bakery-cafes and seven franchise-operated bakery-cafes). Our fiscal 2009 results of $2.78 per diluted share included $0.13 per diluted share of net charges, including a $0.07 per diluted share charge to increase reserves for certain state sales tax audit exposures, a charge of $0.04 per diluted share to write-off smallwares and equipment related to the rollout of new china and panini grills, a charge of $0.04 per diluted share related to the closure of bakery-cafes, and a charge of $0.01 per diluted share related to the impairment of one bakery-cafe, partially offset by a $0.03 per diluted share gain recorded on both the redemptions received during year on our investment in the Columbia Strategic Cash Portfolio and the change in the recorded fair value of the units held during the year.
In fiscal 2008, we earned $2.22 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 3.6 percent (growth of 3.8 percent for Company-owned bakery-cafes and growth of 3.5 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2008, a 53 week year; system-wide average weekly net sales increased 1.5 percent to $39,239 ($38,066 for Company-owned bakery-cafes and $40,126 for franchise-operated bakery-cafes); 102 new bakery-cafes opened system-wide (35 Company-owned bakery-cafes and 67 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). In addition, beginning in the first quarter of fiscal 2008, we adjusted our 2008 development plans and made a determination to raise our sales hurdles for new bakery-cafe development and to no longer develop specific sites. As a result of this determination, we established a reserve and recorded a charge of $2.8 million, or $0.06 per diluted share, to general and administrative expenses related to severance, the write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop. Our fiscal 2008 results of $2.22 per diluted share also included additional charges totaling $0.08 per diluted share, including a write-down of our investment in the Columbia Strategic Cash Portfolio of $0.04 per diluted share, a $0.01 per diluted share impact with respect to on-going legal settlements, a $0.02 per diluted share impact of an unfavorable tax adjustment, and a charge of $0.01 per diluted share for asset write-offs related to our new coffee program.

Consolidated Statements of Operations Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Revenues:
Bakery-cafe sales, net	85.7%	85.2%	85.2%
Franchise royalties and fees	5.6	5.8	5.8
Fresh dough and other product sales to franchisees	8.8	9.0	9.1

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.4%	29.3%	30.1%
Labor	31.7	32.1	31.9
Occupancy	7.6	8.3	8.2
Other operating expenses	13.4	13.5	13.3

Total bakery-cafe expenses	81.1	83.2	83.4
Fresh dough and other product cost of sales to franchisees (2)	82.1	82.2	92.2
Depreciation and amortization	4.5	5.0	5.2
General and administrative expenses	6.6	6.1	6.5
Pre-opening expenses	0.3	0.2	0.3

Total costs and expenses	88.0	89.6	91.3

Operating profit	12.0	10.4	8.7
Interest expense	—	0.1	0.1
Other expense, net	0.3	—	0.1

Income before income taxes	11.7	10.3	8.5
Income taxes	4.4	3.9	3.2

Net income	7.2	6.4	5.3
Less: net (loss) income attributable to noncontrolling interest	—	0.1	0.1

Net income attributable to Panera Bread Company	7.3%	6.4%	5.2%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Number of bakery-cafes:
Company-owned:
Beginning of period	585	562	532
Bakery-cafes opened	42	30	35
Bakery-cafes closed	(2)	(7)	(5)
Bakery-cafes acquired from franchisees (1)	40	—	—
Bakery-cafe sold to a franchisee (2)	(3)	—	—

End of period	662	585	562
Franchise-operated:
Beginning of period	795	763	698
Bakery-cafes opened	34	39	67
Bakery-cafes closed	(1)	(7)	(2)
Bakery-cafes sold to Company (1)	(40)	—	—
Bakery-cafe purchased from Company (2)	3	—	—

End of period	791	795	763
System-wide:
Beginning of period	1,380	1,325	1,230
Bakery-cafes opened	76	69	102
Bakery-cafes closed	(3)	(14)	(7)

End of period	1,453	1,380	1,325

(1)
In March 2010, we acquired controlling interest in three bakery-cafes from our Canadian franchisee and subsequently purchased the remaining noncontrolling interest on December 28, 2010. Additionally, in September 2010, we acquired 37 bakery-cafes from our New Jersey franchisee.

(2)	In May 2010, we sold three bakery-cafes in the Mobile, Alabama market to an existing franchisee.
Comparable Bakery-Cafe Sales, net
Fiscal 2010 and fiscal 2009 each contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of $14.4 million and $21.4 million of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes, respectively. Accordingly, we believe it is appropriate to provide the following three separate measures of comparable net bakery-cafe sales for fiscal 2009: calendar basis, adjusted fiscal basis, and fiscal basis.
Calendar Basis
We believe that comparable net bakery-cafe sales percentages presented on a calendar basis, which match the specific weeks in a fiscal year to the same specific weeks in another, are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods from one year to another or by additional weeks of sales in a particular fiscal period. Comparable net bakery-cafe sales growth on a calendar basis for the fiscal year ended December 29, 2009 was 2.4 percent, 2.0 percent and 2.2 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. The comparable Company-owned net bakery-cafe sales growth on a calendar basis was driven by approximately 0.3 percent transaction growth and approximately 2.1 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.6 percent and negative mix impact of approximately 0.5 percent in comparison to fiscal 2008.
Adjusted Fiscal Basis
We believe that presenting a comparison of adjusted fiscal 2008 sales results, which include only a 52 week period (the first 52 weeks in fiscal 2008), to fiscal 2009 sales results provides a more meaningful explanation of comparable net bakery-cafe sales over those periods. Comparable net bakery-cafe sales growth on an adjusted fiscal basis for fiscal 2009 was 2.2 percent, 2.0 percent and 2.1 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. Comparable net bakery-cafe sales growth on an adjusted fiscal basis for fiscal 2008 was 3.5 percent, 3.3 percent and 3.4 percent for Company-owned, franchise-operated, and system-wide bakery-cafes, respectively. The fiscal 2009 comparable Company-owned net bakery-cafe sales growth on an adjusted fiscal basis was driven by approximately 2.1 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.6 percent and negative mix impact of approximately 0.5 percent in comparison to fiscal 2008.

Fiscal Basis
Comparable net bakery-cafe sales growth for the fiscal periods indicated were as follows:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
	(52 weeks)	(52 weeks)	(53 weeks)
Company-owned	7.5%	2.4%	3.8%
Franchise-operated	8.2%	2.0%	3.5%
System-wide	7.9%	2.2%	3.6%
In fiscal 2010, we modified the method by which we determine bakery-cafes included in our comparable net bakery-cafe sales percentages to include those bakery-cafes with an open date prior to the first day of our prior fiscal year. Previously, comparable net bakery-cafe sales percentages were based on bakery-cafes that had been 100 percent owned and in operation for 18 months. While this methodology modification did not have a material impact on previously reported amounts, prior periods have been updated to conform to current methodology.
The 7.5 percent growth in fiscal 2010 comparable Company-owned net bakery-cafe sales was driven by approximately 2.1 percent of transaction growth and 5.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 2.0 percent and positive mix impact of 3.4 percent in comparison to the prior fiscal year.
Results of Operations
Fiscal 2010 Compared to Fiscal 2009
Revenues
Total revenues in fiscal 2010 increased 14.0 percent to $1,542.5 million compared to $1,353.5 million in fiscal 2009. The growth in total revenues in fiscal 2010 compared to the prior year was primarily due to the opening of 76 new bakery-cafes system-wide in fiscal 2010 and to the 7.9 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2010, partially offset by the closure of three bakery-cafes system-wide in fiscal 2010.
The system-wide average weekly net sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 28, 2010	December 29, 2009	Change
System-wide average weekly net sales	$42,852	$39,926	7.3%
Net bakery-cafe sales in fiscal 2010 increased 14.6 percent to $1,321.2 million compared to $1,153.3 million in fiscal 2009. The increase in net bakery-cafe sales in fiscal 2010 compared to the prior fiscal year was primarily due to the opening of 42 new Company-owned bakery-cafes, the acquisition of 40 franchise-operated bakery-cafes, and the 7.5 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2010, partially offset by the closure of two Company-owned bakery-cafes and the sale of three Company-owned bakery-cafes. This 7.5 percent growth in comparable net bakery-cafe sales was driven by approximately 2.1 percent of transaction growth and approximately 5.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and positive mix impact of approximately 3.4 percent in comparison to the same period in the prior fiscal year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased by 0.5 percentage points to 85.7 percent for fiscal 2010 as compared to 85.2 percent in fiscal 2009. In addition, the increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2010 compared to the prior fiscal year was primarily due to the previously described average check growth that resulted from our category management initiatives. The average weekly net sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 28, 2010	December 29, 2009	Change
Company-owned average weekly net sales	$41,899	$39,050	7.3%
Company-owned number of operating weeks	31,532	29,533	6.8%

Franchise royalties and fees in fiscal 2010 increased 10.0 percent to $86.2 million compared to $78.4 million in fiscal 2009. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009
Franchise royalties	$84,806	$77,119
Franchise fees	1,389	1,248

Total	$86,195	$78,367

The increase in franchise royalty and fee revenues in fiscal 2010 compared to the prior fiscal year was attributed to the opening of 34 new franchise-operated bakery-cafes and the 8.2 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2010, partially offset by the closure of one franchise-operated bakery-cafe and the Company’s purchase of 40 franchise-operated bakery-cafes. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 28, 2010	December 29, 2009	Change
Franchise average weekly net sales	$43,578	$40,566	7.4%
Franchise number of operating weeks	41,354	40,436	2.3%
As of December 28, 2010, there were 791 franchise-operated bakery-cafes open and we have received commitments to open 176 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
Fresh dough and other product sales to franchisees in fiscal 2010 increased 10.9 percent to $135.1 million compared to $121.9 million in fiscal 2009. The increase in fresh dough and other product sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since the prior fiscal year, the 8.2 percent increase in franchise-operated comparable net bakery-cafe sales, and increased produce distribution sales.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in the Consolidated Statements of Operations.
The cost of food and paper products was $374.8 million, or 28.4 percent of net bakery-cafe sales in fiscal 2010, compared to $337.6 million, or 29.3 percent of net bakery-cafe sales, in fiscal 2009. This decrease in the cost of food and paper products as a percentage of net bakery-cafe sales was principally due to category management initiatives, purchasing improvements, food cost deflation, improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings, and improved leverage overall from higher comparable net bakery-cafe sales, partially offset by costs incurred related to the roll-out of our MyPanera loyalty program. In fiscal 2010, there was an average of 65.2 bakery-cafes per fresh dough facility compared to an average of 62.5 in fiscal 2009.

Labor expense was $419.1 million, or 31.7 percent of net bakery-cafe sales, in fiscal 2010 compared to $370.6 million, or 32.1 percent of net bakery-cafe sales, in fiscal 2009. The decrease in labor expense as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales and lower costs due to the timing of lower than normal self-insurance claims, partially offset by the increased labor investment related to the rollout of our MyPanera loyalty program.
Occupancy cost was $101.0 million, or 7.6 percent of net bakery-cafe sales, in fiscal 2010 compared to $96.0 million, or 8.3 percent of net bakery-cafe sales, in fiscal 2009. The decrease in occupancy cost as a percentage of net bakery-cafe sales was primarily a result of common area maintenance credits received in 2010, as landlords spent less on common area maintenance in prior years than anticipated, improved leverage from higher comparable net bakery-cafe sales, and lower occupancy costs in new bakery-cafes.
Other operating expenses were $177.1 million, or 13.4 percent of net bakery-cafe sales, in fiscal 2010 compared to $155.4 million, or 13.5 percent of net bakery-cafe sales, in fiscal 2009. The decrease in other operating expenses as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales, partially offset by costs associated with the roll-out of our MyPanera loyalty program.
Fresh dough and other product cost of sales to franchisees was $111.0 million, or 82.1 percent of fresh dough and other product sales to franchisees, in fiscal 2010 compared to $100.2 million, or 82.2 percent of fresh dough and other product sales to franchisees, in fiscal 2009. The decrease in the fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year decrease in ingredient costs, improved leverage from new bakery-cafes, higher comparable net bakery-cafe sales, and the Company’s purchase of 40 franchise-operated bakery-cafes.
General and administrative expenses were $101.5 million, or 6.6 percent of total revenues, in fiscal 2010 compared to $83.2 million, or 6.1 percent of total revenues, in fiscal 2009. The increase in general and administrative expenses as a percent of total revenues was primarily the result of investments made in our marketing infrastructure and higher incentive compensation expense compared to the prior year driven by our fiscal 2010 performance exceeding original targets, partially offset by improved leverage from increased revenues.
Interest Expense
Interest expense was $0.7 million, or less than 0.1 percent of total revenues, in fiscal 2010 compared to $0.7 million, or 0.1 percent of total revenues, in fiscal 2009. The year-over-year decrease in interest expense as a percentage of total revenues was the result of increased revenues.
Other Expense, net
Other expense, net in fiscal 2010 increased to $4.2 million, or 0.3 percent of total revenues, from $0.3 million, or less than 0.1 percent of total revenues, in fiscal 2009. Other expense, net for fiscal 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items. Other expense, net for fiscal 2009 was primarily comprised of charges related to certain state sales tax audit exposures, write-offs associated with smallwares and panini grills, the closure of bakery-cafes, and impairment of one bakery-cafe, partially offset by a gain related to the Columbia Strategic Cash Portfolio and the Company-owned life insurance program, and immaterial items.
Income Taxes
The provision for income taxes increased to $68.6 million in fiscal 2010 compared to $53.1 million in fiscal 2009. The tax provision for fiscal 2010 and fiscal 2009 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 37.9 percent, respectively. The increase in the effective tax rate between fiscal 2010 and 2009 was primarily driven by state taxes.
Fiscal 2009 Compared to Fiscal 2008
Revenues
Total revenues in fiscal 2009 increased 4.2 percent to $1,353.5 million compared to $1,298.9 million in fiscal 2008, which included the impact from the additional week of total revenues of approximately $21.2 million in fiscal 2008, a 53 week year. The growth in total revenues in fiscal 2009 compared to the prior year was primarily due to the opening of 69 new bakery-cafes system-wide in fiscal 2009 and, to a lesser extent, the 2.2 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2009, which included the impact of the additional week of sales in fiscal 2008, partially offset by the closure of 14 bakery-cafes system-wide in fiscal 2009.

The system-wide average weekly net sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
System-wide average weekly net sales	$39,926	$39,239	1.8%
Net bakery-cafe sales in fiscal 2009 increased 4.2 percent to $1,153.3 million compared to $1,106.3 million in fiscal 2008, which included the impact from the additional week of net bakery-cafe sales of approximately $17.5 million in fiscal 2008. The increase in net bakery-cafe sales in fiscal 2009 compared to the prior fiscal year was primarily due to the opening of 30 new Company-owned bakery-cafes and, to a lesser extent, the previously described 2.4 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2009, which included the impact of the additional week of sales in fiscal 2008, partially offset by the closure of seven Company-owned bakery-cafes. In total, Company-owned net bakery-cafe sales as a percentage of total revenues remained consistent at 85.2 percent in both fiscal 2009 and fiscal 2008. In addition, the increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2009 compared to the prior fiscal year was primarily due to the previously described average check growth that resulted from our initiative to drive add-on sales and our category management initiative. The average weekly net sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
Company-owned average weekly net sales	$39,050	$38,066	2.6%
Company-owned number of operating weeks	29,533	29,062	1.6%
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

The increase in franchise royalty and fee revenues in fiscal 2009 compared to the prior fiscal year was attributed to the opening of 39 new franchise-operated bakery-cafes and, to a lesser extent, the 2.0 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2009, which included the additional week of sales in fiscal 2008, partially offset by the closure of seven franchise-operated bakery-cafes. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended		Percentage
	December 29, 2009	December 30, 2008	Change
Franchise average weekly net sales	$40,566	$40,126	1.1%
Franchise number of operating weeks	40,436	38,449	5.2%
As of December 29, 2009, there were 795 franchise-operated bakery-cafes open and commitments to open 240 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees in fiscal 2009 increased 3.5 percent to $121.9 million compared to $117.8 million in fiscal 2008, which included the impact from the additional week of fresh dough and other product sales to franchisees of approximately $2.2 million in fiscal 2008. The increase in fresh dough and other product sales to franchisees was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since the prior fiscal year and due to the year-over-year roll in of increases in our sales prices of dough products to franchisees taken in the second half of fiscal 2008, partially offset by the closure of seven franchise-operated bakery-cafes.
Costs and Expenses
The cost of food and paper products includes the costs associated with the fresh dough operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with the fresh dough operations that sell fresh dough and other products to franchise-operated bakery-cafes are excluded and are shown separately as fresh dough and other product cost of sales to franchisees in the Consolidated Statements of Operations.
The cost of food and paper products was $337.6 million, or 29.3 percent of net bakery-cafe sales in fiscal 2009 compared to $332.7 million, or 30.1 percent of net bakery-cafe sales, in fiscal 2008. This decrease in the cost of food and paper products as a percentage of net bakery-cafe sales was principally due to decreases in certain commodity costs, including wheat and fuel, category management initiatives such as product mix management and pricing strategy; cost savings in procurement; and improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2009, there was an average of 62.5 bakery-cafes per fresh dough facility compared to an average of 62.0 in fiscal 2008.
Labor expense was $370.6 million, or 32.1 percent of net bakery-cafe sales, in fiscal 2009 compared to $352.5 million, or 31.9 percent of net bakery-cafe sales, in fiscal 2008. The increase in labor expense as a percentage of net bakery-cafe sales was primarily due to increasing medical costs and our investment in staffing for certain sampling events.
Occupancy cost was $96.0 million, or 8.3 percent of net bakery-cafe sales, in fiscal 2009 compared to $90.4 million, or 8.2 percent of net bakery-cafe sales, in fiscal 2008. The modest increase in occupancy cost as a percentage of net bakery-cafe sales was primarily due to increases in real estate taxes and common area maintenance costs and a $0.3 million charge in fiscal 2009 related to the closure of two bakery-cafes.
Other operating expenses were $155.4 million, or 13.5 percent of net bakery-cafe sales, in fiscal 2009 compared to $147.0 million, or 13.3 percent of net bakery-cafe sales, in fiscal 2008. The increase in other operating expenses as a percentage of net bakery-cafe sales was primarily due to a charge for the write-off of smallwares and equipment related to the rollout of new china and panini grills, a charge related to the write-off of assets as a result of the closure of three bakery-cafes, and a charge related to the impairment of one bakery-cafe. Fiscal 2008 results included a charge related to asset write-offs involving our new coffee program.
Fresh dough and other product cost of sales to franchisees was $100.2 million, or 82.2 percent of fresh dough and other product sales to franchisees, in fiscal 2009 compared to $108.6 million, or 92.2 percent of fresh dough and other product sales to franchisees, in fiscal 2008. The decrease in the fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees was primarily the result of the aforementioned decrease in wheat costs, as well as the year-over-year roll-in of dough pricing taken in the first half of 2008, partially offset by lower sales of our fresh dough units per bakery-cafe.
General and administrative expenses were $83.2 million, or 6.1 percent of total revenues, in fiscal 2009 compared to $84.4 million, or 6.5 percent of total revenues, in fiscal 2008. The year-over-year decrease in general and administrative expenses as a percent of total revenues was primarily due to a charge of $2.8 million included in the fiscal 2008 results for severance, a write-off of capitalized assets and overhead costs and the termination of leases for specific sites that we decided to no longer develop in connection with the adjustment of our 2008 development plans, a charge of $0.6 million included in the fiscal 2008 results related to legal settlements, and due to disciplined expense management in fiscal 2009, partially offset by higher incentive based compensation in fiscal 2009 driven by our strong operating performance.

Interest Expense
Interest expense was $0.7 million, or 0.1 percent of total revenues, in fiscal 2009 compared to $1.6 million, or 0.1 percent of total revenues, in fiscal 2008. The year-over-year decrease in interest expense was primarily a result of debt outstanding during fiscal 2008 while there was no debt outstanding in fiscal 2009.
Other Expense, net
Other expense, net in fiscal 2009 decreased to $0.3 million, or less than 0.1 percent of total revenues, from $0.9 million, or 0.1 percent of total revenues, in fiscal 2008. Other expense, net for fiscal 2009 was primarily comprised of charges related to certain state sales tax audit exposures, write-offs associated with smallwares and panini grills, the closure of bakery-cafes, and impairment of one bakery-cafe, partially offset by a gain related to the Columbia Strategic Cash Portfolio and the Company-owned life insurance program, and immaterial items. Other expense, net for fiscal 2008 was primarily comprised of a charge attributable to the Columbia Strategic Cash Portfolio, partially offset by interest income, and immaterial items.
Income Taxes
The provision for income taxes increased to $53.1 million in fiscal 2009 compared to $41.3 million in fiscal 2008. The tax provision for fiscal 2009 and fiscal 2008 reflects a combined federal, state, and local effective tax rate of 37.9 percent and 37.4 percent, respectively. The increase in the effective tax rate between fiscal 2009 and 2008 was primarily the result of the impact of certain changes in state tax laws resulting in an increase in the year-over-year effective tax rate for fiscal 2009.
Liquidity and Capital Resources
Cash and cash equivalents were $229.3 million at December 28, 2010 compared to $246.4 million at December 29, 2009. This $17.1 million decrease was primarily a result of $153.5 million used to repurchase shares of our Class A common stock, $82.2 million used on capital expenditures, and $52.2 million used for acquisitions, partially offset by $237.6 million of cash generated from operations and $25.6 million received from the exercise of employee stock options. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $119.2 million at December 28, 2010 compared to $179.8 million at December 29, 2009. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $17.1 million and an increase in accrued expenses of $61.9 million and other long-term liabilities of $12.3 million. Partially offsetting the decrease in working capital was an increase in prepaid expenses of $7.7 million, an increase in trade and other accounts receivable, net of $13.2 million, and an increase of $4.7 million in deferred income taxes. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash (used in) provided by:	December 28, 2010	December 29, 2009	December 30, 2008
Operating activities	$237,634	$214,904	$157,324
Investing activities	$(132,199)	$(49,219)	$(48,705)
Financing activities	$(122,536)	$6,005	$(102,151)

Net (decrease) increase in cash and cash equivalents	$(17,101)	$171,690	$6,468

Operating Activities
Cash flows provided by operating activities in fiscal 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from exercise of stock options, an increase in accrued expenses and other long-term liabilities, partially offset by an increase in prepaid expenses and trade and other accounts receivable, net. Cash flows provided by operating activities in fiscal 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and the tax benefit from exercise of stock options, an increase in accrued expenses, accounts payable, and deferred rent, partially offset by an increase in prepaid expenses. Cash flows provided by operating activities in fiscal 2008 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred taxes, and the tax benefit from exercise of stock options, a decrease in trade and other accounts receivable, an increase in deferred rent, an increase in other long-term liabilities and non-acquisition accrued expenses, partially offset by an increase in prepaid expenses.

Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
New bakery-cafe and fresh dough facilities	$42,294	$28,036	$39,122
Bakery-cafe and fresh dough facility improvements	27,009	21,695	20,665
Other capital needs	12,923	4,953	3,376

Total	$82,226	$54,684	$63,163

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 95 to 105 system-wide bakery-cafe openings in fiscal 2011. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $750,000, which is net of landlord allowances and excludes capitalized development overhead.
Business Combinations
We used approximately $52.2 million and $2.7 million of cash flows for acquisitions, in fiscal 2010 and fiscal 2008, respectively. In fiscal 2009 there were no acquisitions. In fiscal 2010, we purchased a controlling interest in certain assets, liabilities, and the operations of three bakery-cafes in Ontario, Canada from our Canadian franchisee in a non-cash transaction. We subsequently purchased the remaining noncontrolling interest in the three bakery-cafes on December 28, 2010 for $0.7 million. Additionally, in fiscal 2010 we purchased substantially all the assets and certain liabilities of 37 bakery-cafes from our New Jersey franchisee. In fiscal 2008, we made required payments of the remaining acquisition purchase price of $2.5 million, including accrued interest, for certain acquisitions completed in the first half of fiscal 2007, and we paid an additional purchase price of $0.2 million related to the settlement of certain purchase price adjustments for the first quarter of fiscal 2007 acquisition of Paradise Bakery & Café, Inc., or Paradise. Within our Consolidated Balance Sheets as of December 28, 2010 and December 29, 2009, $5.0 million and $2.3 million respectively, were included for contingent or accrued purchase price remaining from previously completed acquisitions. As of December 30, 2008, we had no contingent or accrued purchase price remaining from previously completed acquisitions. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2010 and fiscal 2008.
Investments
Historically, we invested a portion of our cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, which was an enhanced cash fund previously sold as an alternative to traditional money-market funds. The Columbia Strategic Cash Portfolio included investments in certain asset-backed securities and structured investment vehicles that were collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Strategic Cash Cash Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007.

During fiscal 2009, we received $5.5 million of cash redemptions at an average net asset value of $0.861 per unit, which fully redeemed our remaining units in the Columbia Strategic Cash Portfolio, and we classified the redemptions as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized gain on the Columbia Strategic Cash Portfolio units of $1.3 million in fiscal 2009 related to the fair value measurements and redemptions received and included the net gain in net cash provided by operating activities. The estimated fair value of the Columbia Strategic Cash Portfolio units was $0.650 per unit, or $4.1 million, as of December 30, 2008. During fiscal 2008, we received $17.2 million of cash redemptions at an average net asset value of $0.963 per unit, which we classified as investment maturity proceeds provided by investing activities. In total, we recognized a net realized and unrealized loss on the Columbia Strategic Cash Portfolio units of $1.9 million in fiscal 2008 related to the fair value measurements and redemptions received and included the net loss in net cash provided by operating activities.
During fiscal 2010, fiscal 2009, and fiscal 2008, we had no investments in U.S. Treasury notes and government agency securities, and we made no additional cash purchases of investments.
Financing Activities
Financing activities in fiscal 2010 included $153.5 million used to repurchase shares of our Class A common stock offset by $25.6 million received from the exercise of employee stock options, $3.6 million received from the tax benefit from exercise of stock options, and $1.8 million received from the issuance of common stock. Financing activities in fiscal 2009 included $22.8 million received from the exercise of employee stock options, $5.1 million received from the tax benefit from exercise of stock options, and $1.6 million received from the issuance of common stock under employee benefit plans, partially offset by $20.1 million used to purchase the remaining interest of Paradise and approximately $3.5 million to repurchase our Class A common stock. Financing activities in fiscal 2008 included $75.0 million used in net repayments under our credit facility, $48.9 million used to repurchase our Class A common stock, $17.6 million received from the exercise of stock options, $3.4 million received from the tax benefit from the exercise of stock options, $1.9 million received from the issuance of common stock under employee benefit plans, and $1.2 million used for debt issuance costs.
Purchase of Noncontrolling Interest
On June 2, 2009, we purchased the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to us by the former shareholders of the remaining 49 percent of Paradise, whom we refer to as the Prior Shareholders. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by us for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on June 2, 2011, with any remaining holdback amounts reverting to the Prior Shareholders. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in our ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to us.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. Under the share repurchase authorization, we repurchased a total of 1,905,540 shares of our Class A common stock at a weighted-average price of $78.72 per share for an aggregate purchase price of $150.0 million in fiscal 2010. As of the date of this report, under the share repurchase authorization, we repurchased a total of 1,932,969 shares of our Class A common stock at a weighted-average price of $78.50 per share for an aggregate purchase price of approximately $152.0 million. We have approximately $448.0 million available under the existing $600.0 million repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2010, we repurchased 44,002 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.99 per share for an aggregate purchase price of approximately $3.5 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2009, we repurchased 32,135 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $53.66 per share for an aggregate purchase price of $1.7 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2008, we repurchased 20,378 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $49.87 per share for an aggregate purchase price of $1.0 million pursuant to the terms of the Plans and the applicable award agreements.

Credit Facility
On March 7, 2008, we and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of December 28, 2010 and December 29, 2009, we had no balance outstanding under the Amended and Restated Credit Agreement.
Critical Accounting Policies & Estimates
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during the fiscal year ended December 28, 2010.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Sales of soup and other branded products sold outside our bakery-cafes are generally recognized upon delivery to customers. Further, franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement, or ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally 4 percent to 5 percent of net sales). Royalties are recognized as revenue when they are earned.
We maintain a customer loyalty program in which customers earn rewards based on registration in the program and purchases within our bakery-cafes. We record the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within other accrued expenses as rewards are earned while considering historical redemption rates. Fully earned rewards expire if unredeemed after 60 days.

Valuation of Goodwill
We record goodwill related to the excess of the purchase price over the fair value of net assets acquired. At December 28, 2010 and December 29, 2009, our goodwill balance was $94.4 million and $87.5 million, respectively. Goodwill is subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. We perform our annual impairment assessment as of the first day of our fiscal fourth quarter of each year. Goodwill is tested for impairment in accordance with the accounting standard for goodwill by comparing the carrying value of reporting units to their estimated fair values. As quoted market prices for our reporting units are not available, fair value is estimated based on the present value of expected future cash flows, with forecasted average growth rates of approximately four percent and average discount rates of 10 percent used in the fiscal 2010 analysis for the reporting units, which are commensurate with the risks involved in the reporting units. We use current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.
Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of our reporting units, and could result in goodwill impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes; (ii) commodity costs, such as wheat and fuel; and (iii) acceptance of our pricing actions undertaken in response to rapidly changing commodity prices and other product costs. Refer to “Forward-Looking Statements” included in the beginning of this 2010 Form 10-K for further information regarding the impact of estimates of future cash flows.
The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rates, and discount rates. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied hypothetical changes to our projected growth rates and discount rates which we believe are considered appropriate. Based on the goodwill analysis performed as of September 29, 2010, the first day of our fiscal fourth quarter, these hypothetical changes in our assumptions would not affect the results of the impairment test, as all reporting units individually still have an excess of fair value over their respective carrying value. The fair value of our reporting units exceeded carrying value under the present value of expected future cash flows model for all of our reporting units, however there can be no assurance future goodwill impairment tests will not result in a charge to earnings.
As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment as of December 28, 2010.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.5 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 28, 2010, we believe we have provided adequate reserves for our self-insurance exposure. As of December 28, 2010 and December 29, 2009, self-insurance reserves were $20.2 million and $15.9 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets.
Income Taxes
We are subject to income taxes in the United States and Canada. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We assess the income tax position and record the liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

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
Our effective tax rates have differed from the statutory tax rate primarily due to the impact of state taxes, partially offset by favorable U.S. rules related to donations of inventory to charitable organizations and domestic manufacturing. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns and other tax filings by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Lease Obligations
We lease our bakery-cafes, fresh dough facilities and trucks, and support centers. Each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.
For leases that contain rent escalations, we record the total rent payable during the lease term, as described above, on a straight-line basis over the term of the lease, and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Some of our leases contain provisions that require additional rental payments based upon net bakery-cafe sales volume or changes in external indices, which we refer to as contingent rent. Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense as a percentage of revenues over the term of the lease in bakery-cafes where we pay contingent rent.
In addition, we record landlord allowances for non-structural tenant improvements as deferred rent, which is included in accrued expenses or deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Additionally, we record landlord allowances for structural tenant improvements as reduction in depreciation expense. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term.
Management makes judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday, and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each bakery-cafe, fresh dough facility, and support center is amortized. These judgments may produce materially different amounts of depreciation, amortization, and rent expense than would be reported if different assumed lease terms were used.
Stock-Based Compensation
We account for stock-based compensation in accordance with the accounting standard for stock-based compensation, which requires us to measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. We maintain several stock-based incentive plans under which we may grant incentive stock options, non-statutory stock options, and stock settled appreciation rights, referred to collectively as option awards, to certain directors, officers, employees, and consultants. We also may grant restricted stock and restricted stock units and we offer a stock purchase plan through which employees may purchase our Class A common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and we recognize compensation expense on the 15 percent discount.

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

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the option awards’ expected term.
•	Dividend yield — The dividend yield is based on our anticipated dividend payout over the expected term of the option awards.
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
Contractual Obligations and Other Commitments
We currently anticipate 95 to 105 system-wide bakery-cafe openings in fiscal 2011. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. As of December 28, 2010, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the fiscal periods indicated (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Leases (1)	$1,006,350	$93,303	$189,010	$183,972	$540,065
Capital Lease Obligations (1)	1,517	152	304	304	757
Purchase Obligations (2)	190,929	186,560	3,869	500	—
Uncertain Tax Positions (3)	2,896	1,354	1,116	378	48

Total	$1,201,692	$281,369	$194,299	$185,154	$540,870

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating and capital leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 28, 2010 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.

Off-Balance Sheet Arrangements
As of December 28, 2010, we guaranteed operating leases of 27 franchisee or affiliate bakery-cafes and one location of our former Au Bon Pain division, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from December 31, 2010 to December 31, 2023 and have a potential amount of future rental payments of approximately $24.3 million as of December 28, 2010. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary obligation for these operating leases. As of December 28, 2010, future commitments under these leases were as follows (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Subleases and Lease Guarantees (1)	$24,278	3,304	6,152	5,086	9,736

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our lease guarantees.
Employee Commitments
We have Confidential and Proprietary Information and Non-Competition Agreements, referred to as Non-Compete Agreements, with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Non-Compete Agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 28, 2010, the total amount potentially owed employees under these Non-Compete Agreements was $12.8 million.
Related Party Note Receivable
As part of the franchise agreement between Millennium and Panera Bread ULC, Panera Bread ULC developed and equipped three bakery-cafes as typical Panera Bread bakery-cafes in accordance with our then current design and construction standards and specifications as applied by Panera Bread ULC, in its sole discretion. Millennium was required to pay Panera Bread ULC an amount equal to the total cost of development of the bakery-cafes, which included any and all costs and expenses incurred by Panera Bread ULC in connection with selection and development of the bakery-cafes, excluding overhead expenses of Panera Bread ULC. On September 15, 2008, October 27, 2008, and December 16, 2008, Panera Bread ULC delivered possession of the three bakery-cafes in Canada to Millennium, which bakery-cafes subsequently opened on October 6, 2008, November 10, 2008, and January 26, 2009, respectively. The Cdn. $3.5 million note receivable from Millennium was included in other accounts receivable in the Consolidated Balance Sheets as of December 29, 2009.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food, supply, labor, occupancy, and other costs. In the past, we have been able to recover a significant portion of inflationary costs and commodity price increases, including, among other things, fuel, proteins, dairy, wheat, tuna, and cream cheese costs, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, inherent volatility experienced in certain commodity markets, such as those for wheat, fuel, and proteins, such as chicken or turkey, may have an adverse effect on us in the future. The extent of the impact will depend on our ability and timing to increase food prices.
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

Accounting Standards Issued Not Yet Adopted
On December 30, 2009, we adopted the updated guidance issued by the Financial Accounting Standards Board, or FASB, related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on our consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We expect that the adoption of this new guidance will not have a material effect on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. On occasion, we have entered into swap agreements to manage our fluctuating butter prices. All derivative instruments are entered into for other than trading purposes. In fiscal 2010, 2009 and 2008, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
Interest Rate Sensitivity
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $250.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50 percent) or (2) LIBOR plus an applicable rate ranging from 0.75 percent to 1.50 percent as set forth in the Amended and Restated Credit Agreement. We did not have an outstanding balance on our credit facility at December 28, 2010. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our consolidated results of operations.
Foreign Currency Exchange Risk
In the fourth quarter of fiscal 2008, we expanded our operations into Canadian markets by opening two franchise-operated bakery-cafes. We opened one additional bakery-cafe in Canada in the first quarter of fiscal 2009. We purchased a controlling interest in the three aforementioned cafes on March 31, 2010 and subsequently purchased the remaining noncontrolling interest on December 28, 2010. Our operating expenses and cash flows are subject to fluctuation due to changes in the exchange rate of the Canadian Dollar, in which our operating obligations in Canada are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 28, 2010 and December 29, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2011

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 28, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$229,299	$246,400
Trade accounts receivable, net	20,378	17,317
Other accounts receivable	17,962	11,176
Inventories	14,345	12,295
Prepaid expenses	23,905	16,211
Deferred income taxes	24,796	18,685

Total current assets	330,685	322,084
Property and equipment, net	444,094	403,784
Other assets:
Goodwill	94,442	87,481
Other intangible assets, net	48,402	19,195
Deposits and other	6,958	4,621

Total other assets	149,802	111,297

Total assets	$924,581	$837,165

LIABILITIES
Current liabilities:
Accounts payable	$7,346	$6,417
Accrued expenses	204,170	135,842

Total current liabilities	211,516	142,259
Deferred rent	47,974	43,371
Deferred income taxes	30,264	28,813
Other long-term liabilities	39,219	25,686

Total liabilities	328,973	240,129
Commitments and contingencies (Note 13)
EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value:
Class A, 75,000,000 shares authorized; 30,125,936 issued and 29,006,844 outstanding in 2010 and 30,364,915 issued and 30,196,808 outstanding in 2009	3	3
Class B, 10,000,000 shares authorized; 1,391,607 issued and outstanding in 2010 and 1,392,107 in 2009	—	—
Treasury stock, carried at cost; 1,119,092 shares in 2010 and 168,107 shares in 2009	(78,990)	(3,928)
Additional paid-in capital	130,005	168,288
Accumulated other comprehensive income	275	224
Retained earnings	544,315	432,449

Total Equity	595,608	597,036

Total Equity and Liabilities	$924,581	$837,165

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Revenues:
Bakery-cafe sales, net	$1,321,162	$1,153,255	$1,106,295
Franchise royalties and fees	86,195	78,367	74,800
Fresh dough and other product sales to franchisees	135,132	121,872	117,758

Total revenues	1,542,489	1,353,494	1,298,853
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$374,816	$337,599	$332,697
Labor	419,140	370,595	352,462
Occupancy	100,970	95,996	90,390
Other operating expenses	177,059	155,396	147,033

Total bakery-cafe expenses	1,071,985	959,586	922,582
Fresh dough and other product cost of sales to franchisees	110,986	100,229	108,573
Depreciation and amortization	68,673	67,162	67,225
General and administrative expenses	101,494	83,169	84,393
Pre-opening expenses	4,282	2,451	3,374

Total costs and expenses	1,357,420	1,212,597	1,186,147

Operating profit	185,069	140,897	112,706
Interest expense	675	700	1,606
Other expense, net	4,232	273	883

Income before income taxes	180,162	139,924	110,217
Income taxes	68,563	53,073	41,272

Net income	111,599	86,851	68,945
Less: net (loss) income attributable to noncontrolling interest	(267)	801	1,509

Net income attributable to Panera Bread Company	$111,866	$86,050	$67,436

Earnings per common share attributable to Panera Bread Company:
Basic	$3.65	$2.81	$2.24

Diluted	$3.62	$2.78	$2.22

Weighted average shares of common and common equivalent shares outstanding:
Basic	30,614	30,667	30,059

Diluted	30,922	30,979	30,422

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Cash flows from operations:
Net income	$111,599	$86,851	$68,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,673	67,162	67,225
(Gain) loss from short-term investments	—	(1,339)	1,910
Stock-based compensation expense	9,558	8,661	7,954
Tax benefit from exercise of stock options	(3,603)	(5,095)	(3,376)
Deferred income taxes	(4,660)	22,950	(4,107)
Other	1,114	2,799	228
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	(13,180)	(3,554)	11,650
Inventories	(1,540)	(336)	(565)
Prepaid expenses	(7,694)	(2,224)	(8,966)
Deposits and other	(2,337)	100	1,042
Accounts payable	929	2,381	(2,290)
Accrued expenses	61,891	28,901	5,450
Deferred rent	4,603	3,591	6,211
Other long-term liabilities	12,281	4,056	6,013

Net cash provided by operating activities	237,634	214,904	157,324

Cash flows from investing activities:
Additions to property and equipment	(82,226)	(54,684)	(63,163)
Acquisitions, net of cash acquired	(52,177)		(2,704)
Proceeds from sale of bakery-cafes	2,204	—	—
Investment maturities proceeds	—	5,465	17,162

Net cash used in investing activities	(132,199)	(49,219)	(48,705)

Cash flows from financing activities:
Net payments under credit facility	—	—	(75,000)
Repurchase of common stock	(153,492)	(3,453)	(48,893)
Exercise of employee stock options	25,551	22,818	17,621
Tax benefit from exercise of stock options	3,603	5,095	3,376
Proceeds from issuance of common stock under employee benefit plans	1,802	1,626	1,898
Purchase of noncontrolling interest	—	(20,081)	—
Capitalized debt issuance costs	—	—	(1,153)

Net cash (used in) provided by financing activities	(122,536)	6,005	(102,151)

Net (decrease) increase in cash and cash equivalents	(17,101)	171,690	6,468
Cash and cash equivalents at beginning of period	246,400	74,710	68,242

Cash and cash equivalents at end of period	$229,299	$246,400	$74,710

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

											Accumulated
			Common Stock						Additional		Other
		Comprehensive	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest
Balance, December 25, 2007	$448,179		30,098	$3	1,398	$—	116	$(1,188)	$168,386	$278,963	$—	$2,015

Comprehensive income:
Net income	68,945	$68,945	—	—	—	—	—	—	—	67,436	—	1,509
Other comprehensive income (loss):
Foreign currency translation adjustment	(394)	(394)	—	—	—	—	—	—	—	—	(394)	—

Total other comprehensive income	(394)	(394)

Comprehensive income	68,551	$68,551

Issuance of common stock	1,898		52	—	—	—	—	—	1,898	—	—	—
Issuance of restricted stock (net of forfeitures)	—		173	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	17,621		532	—	—	—	—	—	17,621	—	—	—
Stock-based compensation expense	7,954		—	—	—	—	—	—	7,954	—	—	—
Repurchase of common stock	(48,893)		(1,433)	—	—	—	20	(1,016)	(47,877)	—	—	—
Tax benefit from exercise of stock options	3,376		—	—	—	—	—	—	3,376	—	—	—

Balance, December 30, 2008	$498,686		29,422	$3	1,398	$—	136	$(2,204)	$151,358	$346,399	$(394)	$3,524

Comprehensive income:
Net income	86,851	$86,851	—	—	—	—	—	—	—	86,050	—	801
Other comprehensive income (loss):
Foreign currency translation adjustment	618	618	—	—	—	—	—	—	—	—	618	—

Total other comprehensive income	618	618

Comprehensive income	87,469	$87,469

Purchase of noncontrolling interest	(23,124)		—	—	—	—	—	—	(18,799)	—	—	(4,325)
Adjustment to noncontrolling interest	(742)		—	—	—	—	—	—	(742)	—	—	—
Issuance of common stock	1,626		36	—	—	—	—	—	1,626	—	—	—
Issuance of restricted stock (net of forfeitures)	—		165	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	22,818		628	—	—	—	—	—	22,818	—	—	—
Stock-based compensation expense	8,661		—	—	—	—	—	—	8,661	—	—	—
Conversion of Class B to Class A	—		6	—	(6)	—	—	—	—	—	—	—
Repurchase of common stock	(3,453)		(60)	—	—	—	32	(1,724)	(1,729)	—	—	—
Tax benefit from exercise of stock options	5,095		—	—	—	—	—	—	5,095	—	—	—

Balance, December 29, 2009	$597,036		30,197	$3	1,392	$—	168	$(3,928)	$168,288	$432,449	$224	$—

Comprehensive income:
Net income (loss)	111,599	$111,599	—	—	—	—	—	—	—	111,866	—	(267)
Other comprehensive income (loss):
Foreign currency translation adjustment	64	64	—	—	—	—	—	—	—	—	51	13

Total other comprehensive income	64	64

Comprehensive income	111,663	$111,663

Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	—	—	—	630
Purchase of noncontrolling interest	(743)		—	—	—	—	—	—	(367)	—	—	(376)
Issuance of common stock	1,802		28	—	—	—	—	—	1,802	—	—	—
Issuance of restricted stock (net of forfeitures)	—		132	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	25,551		599	—	—	—	—	—	25,551	—	—	—
Stock-based compensation expense	9,558		—	—	—	—	—	—	9,558	—	—	—
Repurchase of common stock	(153,492)		(1,949)	—	—	—	951	(75,062)	(78,430)	—	—	—
Tax benefit from exercise of stock options	3,603		—	—	—	—	—	—	3,603	—	—	—

Balance, December 28, 2010	$595,608		29,007	$3	1,392	$—	1,119	$(78,990)	$130,005	$544,315	$275	$—

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
Panera Bread Company and its subsidiaries operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 28, 2010, the Company’s retail operations consisted of 662 Company-owned bakery-cafes and 791 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, and cafe beverages, and targets suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are principally located in suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 28, 2010, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned fresh dough facilities.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. Each of the Company’s fiscal years ended December 28, 2010 and December 29, 2009 had 52 weeks. The Company’s fiscal year ended December 30, 2008 had 53 weeks, with the fourth quarter comprising 14 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents.
Investments
In fiscal 2010, the Company’s investments consisted of municipal industrial revenue bonds that it intends to hold until maturity. In fiscal 2009, the Company’s investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other expense, net. Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. See Note 5 for further information with respect to the Company’s investments.
Trade and Other Accounts Receivable, net
Trade accounts receivable consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough and other products from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 28, 2010 and December 29, 2009 was $0.2 million and $0.1 million, respectively.

As of December 28, 2010, other accounts receivable, net consisted primarily of an insurance receivable for litigation settlements of $7.1 million, tenant allowances due from landlords of $4.0 million, and $3.3 million due from wholesalers of the Company’s gift cards. As of December 29, 2009, other accounts receivable consisted primarily of tenant allowances due from landlords of $3.0 million, $2.8 million due from wholesalers of the Company’s gift cards, and a $3.3 million receivable from the Company’s former Canadian franchisee representing the cost of the three bakery-cafes Panera developed on behalf of the franchisee (see Note 13 for further explanation).
Inventories
Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost or market, with cost determined under the first-in, first-out method.
Property and Equipment
Property, equipment, and leasehold improvements are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	15-20 years
Machinery and equipment	3-10 years
Furniture and fixtures	2-7 years
External signage	3-7 years
Software	3-5 years
Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes for the fiscal years ended December 28, 2010 and December 29, 2009. Interest costs capitalized were approximately $0.1 million for fiscal year ended December 30, 2008.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $33.8 million, $30.7 million, and $27.4 million for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. Goodwill and indefinite-lived intangible assets recorded in the financial statements are required to be evaluated for periodic evaluation for impairment when circumstances warrant, or at least once per year. Goodwill is tested for impairment in accordance with the accounting standard for goodwill by comparing the carrying value of reporting units to their estimated fair values. The Company completed annual impairment tests as of the first day of the fiscal fourth quarter of fiscal 2010, fiscal 2009, and fiscal 2008, none of which identified any impairment as the fair value of the Company’s reporting units exceeded the associated carrying values.
As quoted market prices for the Company’s reporting units are not available, fair value is estimated based on the present value of expected future cash flows, with forecasted average growth rates of approximately four percent and average discount rates of 10 percent used in the fiscal 2010 analysis for the reporting units, which are commensurate with the risks involved in the reporting units. The Company uses current results, trends, future prospects, and other economic factors as the basis for expected future cash flows.
Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of the Company’s reporting units, and could result in goodwill impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, (ii) commodity costs, such as wheat and fuel, and (iii) acceptance of the Company’s pricing actions undertaken in response to rapidly changing commodity prices and other product costs. Refer to “Forward-Looking Statements” included in the beginning of the Company’s Form 10-K for further information regarding the impact of estimates of future cash flows.

The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the financial performance of the reporting units, future growth rate, and discount rate. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical changes to its projected growth rate and discount rate which the Company believes are considered appropriate. Based on the goodwill analysis performed as of September 29, 2010, the first day of the Company’s fourth quarter of fiscal 2010, these hypothetical changes in the Company’s assumptions would not affect the results of the impairment test, as all reporting units individually still had an excess of fair value over their respective carrying value.
Other Intangible Assets
Other intangible assets consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately 2 years to 17 years. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately 13 years to 20 years. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 28, 2010, December 29, 2009, and December 30, 2008, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility, which approximates fair value, with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. The Company recognized an impairment loss of $0.1 million and $0.6 million during the fiscal years ended December 28, 2010 and December 29, 2009, respectively, related to a distinct underperforming Company-owned bakery-cafe within each fiscal year. The loss was recorded in other operating expenses in the Consolidated Statements of Operations. No impairment of long-lived assets was recorded during the fiscal year ended December 30, 2008.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.5 million of individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 28, 2010, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 28, 2010 and December 29, 2009, self-insurance reserves were $20.2 million and $15.9 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $35.6 million, $37.1 million, and $33.0 million, for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively.
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

In accordance with the authoritative guidance on income taxes, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State, foreign, and other tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the unrecognized tax benefits as a component of income taxes in the Consolidated Statements of Operations.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Operations.
The Company capitalized $8.7 million, $8.4 million, and $8.0 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Operations. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property, plant and equipment, specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $0.6 million and $0.8 million at December 28, 2010 and December 29, 2009, respectively.
Revenue Recognition
The Company records revenues from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees were recorded upon delivery to the franchisees. Sales of soup and other branded products outside of our bakery-cafes are generally recognized upon delivery to customers.
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under an Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $1.4 million, $1.2 million, and $2.2 million for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively. Royalties are generally paid weekly based on the percentage of franchisee sales specified in each ADA (generally 4 percent to 5 percent of net sales). Royalties are recognized as revenue when they are earned. Royalties were $84.8 million, $77.1 million, and $72.6 million for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively.

The Company maintains a customer loyalty program referred to as “MyPaneraTM” in which Panera Bread Company customers earn rewards based on registration in the program and purchases within our Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within other accrued expenses as rewards are earned while considering historical redemption rates. Fully earned rewards expire if unredeemed after 60 days. The accrued liability related to the Company’s loyalty program, which is included as a reduction of bakery-cafe sales in the Consolidated Statement of Operations, was $4.3 million as of December 28, 2010.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Operations, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Operations. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $27.4 million, $15.3 million, and $14.2 million for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, respectively.
Pre-Opening Expenses
All pre-opening costs directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor, and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in the Consolidated Statements of Operations, are expensed when incurred.
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
The Company records landlord allowances and incentives received which are not related to structural building improvements as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized on a straight-line basis as a reduction of rent expense. Additionally, the Company records landlord allowances for structural tenant improvements as a reduction in depreciation expense over the reasonably assured lease term.
Earnings Per Share
The Company accounts for earnings per common share in accordance with the relevant accounting guidance which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Foreign Currency Translation
The Company has three Company-owned bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheet and Consolidated Statements of Stockholders’ Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other expense, net in the Consolidated Statements of Operations.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include short-term investments in trading securities, municipal industrial revenue bonds, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. The Company’s investments in trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other expense, net in the Consolidated Statements of Operations.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the accounting standard for stock-based compensation, which requires the Company to measure and record compensation expense in the Company’s consolidated financial statements for all stock-based compensation awards using a fair value method. The Company maintains several stock-based incentive plans under which the Company may grant incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively, “option awards”) to certain directors, officers, employees and consultants. The Company also may grant restricted stock and restricted stock units and the Company offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and the Company recognizes compensation expense on the 15 percent discount.
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
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations in the Company’s consolidated financial statements. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, FDFs, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms.
Variable Interest Entities
The Company applies the updated guidance issued by the FASB on accounting for variable interest entities (“VIE”), which changes the process for how an enterprise determines which party consolidates a VIE to a primarily qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, companies must reconsider their conclusions on whether an entity should be consolidated and, should a change result, record the effect on net assets as a cumulative effect adjustment to retained earnings. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated.

Accounting Standards Issued Not Yet Adopted
On December 30, 2009, the Company adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods therein. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company expects that the adoption of this new guidance will not have a material effect on its consolidated financial position or results of operations.
3. Business Combinations
On September 29, 2010 the Company purchased substantially all the assets and certain liabilities of 37 bakery-cafes and the area development rights from its New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price, as well as related transaction costs, were paid on September 29, 2010, with $2.8 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the first anniversary of the transaction closing date, September 29, 2011, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.
The acquired business contributed revenues of $24.8 million and net income of $1.9 million for the period from September 29, 2010 through December 28, 2010. The following supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 31, 2008 or December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Year Ended
	December 28, 2010	December 29, 2009
Bakery-cafe sales, net	$1,606,455	$1,433,686
Net income	119,621	90,710
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the New Jersey bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 31, 2008, together with the consequential tax impacts.
The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.5 million to inventories, $19.9 million to property and equipment, $31.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $1.2 million to liabilities, and $4.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.
On April 27, 2010, the Company sold substantially all of the assets of three bakery-cafes and the area development rights for Mobile, Alabama to an existing franchisee, for a sales price of approximately $2.2 million, resulting in a gain of approximately $0.6 million, which is classified in other expense, net in the Consolidated Statements of Operations.
There were no business combinations consummated during the fiscal years ended December 29, 2009 and December 30, 2008. Subsequent to the original allocation of purchase price for the acquisitions which occurred in 2007 to the various tangible and intangible assets, the Company had approximately $0.1 million of adjustments during fiscal 2009, which resulted in a $0.1 million increase to goodwill, and $0.2 million of adjustments during fiscal 2008, which resulted in a net $0.2 million increase to goodwill in the Consolidated Balance Sheets as a result of the settlement of certain purchase price adjustments.

During the fiscal years ended December 30, 2008, the Company paid approximately $2.5 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements, respectively. There were no accrued purchase price payments made in the fiscal years ended December 28, 2010 or December 29, 2009. There was $5.0 million and $2.3 million, accrued for contingent or accrued purchase price remaining as of December 28, 2010 and December 29, 2009, respectively.
4. Noncontrolling Interest
Effective December 31, 2008, the first day of fiscal 2009, the Company implemented the accounting standard for the reporting of noncontrolling interests in the Company’s consolidated financial statements and accompanying notes. This standard changed the accounting and reporting for noncontrolling interests, which are to be recorded initially at fair market value and reported as noncontrolling interests as a component of equity, separate from the parent company’s equity. Purchases or sales of noncontrolling interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is to be included in consolidated net income in the Consolidated Statements of Operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has applied these presentation and disclosure requirements retrospectively.
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
On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. The transaction was accounted for as an acquisition under the business combination authoritative guidance. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued non-controlling interest to Millennium at a fair value of $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of $4.1 million, subject to certain closing adjustments. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction is excluded from the Consolidated Statements of Cash Flows for the year ended December 28, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results. These acquired bakery-cafes are included in the Company bakery-cafe operations segment. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill.
On December 28, 2010, the Company purchased the remaining non-controlling interest of Millennium for $0.7 million. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Millennium, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.
The following table illustrates the effect on the Company’s equity of its purchase of the remaining 28.5 percent of outstanding stock of Millennium on December 28, 2010 (in thousands):

For the fiscal year ended
December 28, 2010
Net income attributable to the Company	$111,866
Decrease in equity for purchase of noncontrolling interest	(367)

Change from net income attributable to the Company and the purchase of noncontrolling interest	$111,499

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
The following table illustrates the effect on the Company’s equity of its purchase of the remaining 49 percent of outstanding stock of Paradise on June 2, 2009 (in thousands):

For the fiscal year ended
December 29, 2009
Net income attributable to the Company	$86,050
Decrease in equity for purchase of noncontrolling interest	(18,799)

Change from net income attributable to the Company and the purchase of noncontrolling interest	$67,251

During fiscal 2009, the Company recorded an adjustment of $0.7 million to noncontrolling interest to reflect deferred taxes prior to the purchase of the remaining 49 percent of Paradise. This adjustment was recorded to additional paid-in capital as a result of the June 2, 2009 purchase of the remainder of Paradise.
5. Fair Value Measurements
Effective December 26, 2007, the first day of fiscal 2008, the Company implemented the accounting standard regarding disclosures for financial assets, financial liabilities, non-financial assets, and non-financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Effective December 31, 2008, the first day of fiscal 2009, the Company also implemented the accounting standard for non-financial assets and non-financial liabilities reported or disclosed at fair value on a non-recurring basis, the adoption of which had no impact on fiscal 2009. This standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three levels of inputs used to measure fair value:

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
The Company’s $44.5 million and $115.9 million in cash equivalents at December 28, 2010 and December 29, 2009, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs). The Company’s remaining cash balance in the Consolidated Balance Sheets is held in FDIC insured accounts. In fiscal year 2010, the Company invested in municipal industrial revenue bonds in the amount of $1.5 million and valued these bonds using Level 2 inputs as they can be corroborated by market data.
Historically, the Company invested a portion of its cash balances on hand in a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio, which was an enhanced cash fund previously sold as an alternative to traditional money-market funds. Prior to the fourth quarter of fiscal 2007, the amounts were appropriately classified as trading securities in cash and cash equivalents in the Consolidated Balance Sheets as the fund was considered both short-term and highly liquid in nature. The Columbia Strategic Cash Portfolio included investments in certain asset backed securities and structured investment vehicles that were collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Strategic Cash Portfolio, it was overwhelmed with withdrawal requests from investors and the Columbia Strategic Cash Portfolio was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of fiscal 2007. As such, the Company classified the Columbia Strategic Cash Portfolio units in short-term and long-term investments rather than cash and cash equivalents in the Consolidated Balance Sheets and carried the investments at fair value.
As the Columbia Strategic Cash Portfolio units were no longer trading and, therefore, had little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Strategic Cash Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Strategic Cash Portfolio units. During fiscal 2009, the Company received $5.5 million of cash redemptions, which fully redeemed the Company’s remaining units in the Columbia Strategic Cash Portfolio. The Columbia Strategic Cash Portfolio units had an estimated fair value of $0.650 per unit, or $4.1 million, as of December 30, 2008, and $0.960 per unit, or $23.2 million, as of the date of adopting the fair value accounting standard, December 26, 2007. Based on the valuation methodology used to determine the fair value, the Columbia Strategic Cash Portfolio was classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Strategic Cash Portfolio were classified in other expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the period indicated (in thousands):

December 29, 2009
Beginning balance	$4,126
Net realized and unrealized gains	1,339
Redemptions	(5,465)

Ending balance	$—

6. Inventories
Inventories consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Food:
Fresh dough facilities:
Raw materials	$2,338	$2,573
Finished goods	261	275
Bakery-cafes:
Raw materials	8,780	7,304
Paper goods	2,966	2,143

	$14,345	$12,295

7. Property and Equipment
Major classes of property and equipment consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Leasehold improvements	$416,286	$375,689
Machinery and equipment	259,966	236,196
Furniture and fixtures	78,349	68,172
External signage	19,766	17,848
Smallwares	18,758	16,144
Construction in progress	29,531	17,880

	822,656	731,929
Less: accumulated depreciation	(378,562)	(328,145)

Property and equipment, net	$444,094	$403,784

The Company recorded depreciation expense related to these assets of $66.7 million, $65.9 million, and $65.9 million for the fiscal years ended December 28, 2010, December 29, 2009, and December 28, 2008, respectively.
8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 28, 2010 and December 29, 2009 (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance December 30, 2008	$83,705	$1,934	$1,695	$87,334
Goodwill arising from acquisitions	147	—	—	147

Balance as of December 29, 2009	$83,852	$1,934	$1,695	$87,481
Acquisition of Canada franchisee	2,336	—	—	2,336
Acquisition of New Jersey franchisee	4,589	—	—	4,589
Currency translation	36	—	—	36

Balance as of December 28, 2010	$90,813	$1,934	$1,695	$94,442

Goodwill accumulated amortization, recognized under the previous authoritative guidance for accounting for goodwill, was $7.9 million at December 28, 2010 and December 29, 2009. The Company has never reported a goodwill impairment charge.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 28, 2010			December 29, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Trademark	$5,610	$(996)	$4,614	$5,610	$(742)	$4,868
Re-acquired territory rights	43,729	(3,757)	39,972	14,629	(2,357)	12,272
Favorable leases	4,836	(1,020)	3,816	2,776	(721)	2,055

Total other intangible assets	$54,175	$(5,773)	$48,402	$23,015	$(3,820)	$19,195

Amortization expense on these intangible assets for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, was approximately: $2.0 million, $1.3 million, and $1.3 million respectively. Future amortization expense on these intangible assets as of December 28, 2010 is estimated to be approximately: $4.1 million in 2011, $4.0 million in 2012, $4.0 million in 2013, $3.9 million in 2014, $3.9 million in 2015 and $28.5 million thereafter.
10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

Unredeemed gift cards	$47,716	$37,454
Compensation and related employment taxes	43,788	33,416
Insurance	20,212	15,934
Taxes, other than income tax	16,281	11,072
Capital expenditures	13,057	6,108
Advertising	9,866	2,465
Litigation settlement (Note 13)	7,125	—
Rent	7,084	5,019
Fresh dough operations	5,071	5,263
Deferred purchase price	5,040	2,264
Loyalty program	4,280	—
Utilities	3,547	3,163
Deferred revenue	1,962	1,334
Other	19,141	12,350

	$204,170	$135,842

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
The Amended and Restated Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Company has not exercised these requests for increases in available borrowings as of December 28, 2010. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases.
As of December 28, 2010 and December 29, 2009, the Company had no loans outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.4 million of commitment fees for the fiscal years ended December 28, 2010 and December 29, 2009. As of December 28, 2010 and December 29, 2009, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.1 million.
12. Share Repurchase Authorization
On November 17, 2009, the Company’s Board of Directors approved a three year share repurchase authorization of up to $600.0 million of the Company’s Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions, and the Company may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. Under the share repurchase authorization the Company repurchased a total of 1,905,540 shares of the Company’s Class A common stock at a weighted-average price of $78.72 per share for an aggregate purchase price of $150.0 million in fiscal 2010. As of the date of this report, under the share repurchase authorization, the Company has repurchased a total of 1,932,969 shares of its Class A common stock at a weighted-average price of $78.51 per share for an aggregate purchase price of approximately $152.0 million. The Company has approximately $448.0 million available under the existing $600.0 million repurchase authorization.
On November 27, 2007, in connection with a share repurchase authorization approved by the Company’s Board of Directors on November 20, 2007, the Company entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to purchase up to an aggregate of $75.0 million of the Company’s Class A common stock, subject to maximum per share purchase price. The Company entered into a credit facility that initially provided for $75.0 million in secured loans to the Company. Proceeds from the credit facility were used to finance the share repurchase authorization. See Note 11 for further information with respect to the credit facility. Under the share repurchase authorization, the Company repurchased a total of 752,930 shares of its Class A common stock at a weighted-average price of $36.02 per share for an aggregate purchase price of $27.1 million during the fiscal year ended December 25, 2007. During the fiscal year ended December 30, 2008, the Company repurchased a total of 1,413,358 shares of its Class A common stock at a weighted-average price of $33.87 per share for an aggregate purchase price of $47.9 million, which completed its share repurchase authorization. Shares repurchased under the authorization were retired immediately and resumed the status of authorized but unissued shares.
In addition, the Company has repurchased shares of its Class A common stock through a share repurchase authorization approved by its Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. See Note 16 for further information with respect to the Company’s repurchase of the shares.

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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 28, 2010, were as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter	Total
$93,303	94,444	94,566	92,959	91,013	540,065	$1,006,350
Rental expense under operating leases was approximately $87.4 million, $79.9 million, and $77.9 million, in fiscal 2010, fiscal 2009, and fiscal 2008, respectively, which included contingent (i.e. percentage rent) expense of $1.1 million, $0.8 million, and $1.1 million, respectively.
In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 28, 2010 and December 29, 2009 was $5.2 million and $4.3 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
During the first quarter of fiscal 2008, the Company recorded a reserve of $1.2 million relating to the termination of operating leases for specific sites, which the Company determined not to develop. During fiscal 2010, the Company, settled two leases, and made a decision to open one bakery-cafe resulting in a decrease in the reserve of approximately $0.4 million, offset by an increase of $0.2 million related to a revised sublet factor for a specified cafe. No other significant changes were made to the accrual throughout fiscal 2010. As of December 28, 2010, the Company had approximately $0.6 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases. During fiscal 2009, the Company made required lease payments on certain of these sites, settled one lease, and made a decision to open two bakery-cafes resulting in a decrease in the reserve of approximately $0.5 million. The Company increased its reserve by $0.4 million for the termination of operating leases for three additional sites it closed or determined not to develop. No other significant changes were made to the accrual throughout fiscal 2009. As of December 29, 2009, the Company had approximately $0.8 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases. During fiscal 2008, the Company settled one lease and decreased the reserve by approximately $0.3 million. No other significant changes were made to the accrual throughout fiscal 2008. As of December 30, 2008, the Company had approximately $0.9 million accrued in its Consolidated Balance Sheets relating to the termination of these specific leases.
In connection with the Company’s relocation of its St. Louis, Missouri support center in the third quarter of fiscal 2010, it simultaneously entered into a capital lease of $1.5 million for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri.
Lease Guarantees
As of December 28, 2010, the Company guaranteed operating leases of 27 franchisee or affiliate bakery-cafes and one location of the Company’s former Au Bon Pain division, or its franchisees, which the Company accounted for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from December 31, 2010 to December 31, 2023 and have a potential amount of future rental payments of approximately $24.3 million as of December 28, 2010. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Au Bon Pain or the applicable franchisees continue to have primary liability for these operating leases. As of December 28, 2010, future commitments under these leases were as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter	Total
$3,304	3,084	3,068	2,937	2,149	9,736	$24,278

Employee Commitments
The Company has executed Confidential and Proprietary Information and Non-Competition Agreements (“Non-Compete Agreements”) with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Non-Compete Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 28, 2010, the total amount potentially owed employees under these Non-Compete Agreements was $12.8 million.
Related Party Credit Agreement
On September 10, 2008, the Company’s Canadian subsidiary, Panera Bread ULC, as lender, entered into a Cdn. $3.5 million secured revolving credit facility agreement and franchise agreements with Millennium Bread Inc., (“Millennium”), as borrower, and certain of Millennium’s present and future subsidiaries (the “Franchisee Guarantors”), pursuant to which Millennium would operate three Panera Bread bakery-cafes in Ontario, Canada. On April 7, 2009, Millennium requested a Cdn. $3.5 million advance under the credit agreement for payment of the costs to develop the bakery-cafes, which was included in other accounts receivable in the Consolidated Balance Sheet as of December 29, 2009. The proceeds from the credit facility were used by Millennium to pay costs to develop and construct the Franchisee Guarantors bakery-cafes and for their day-to-day operating requirements. On March 31, 2010, the credit facility was terminated through a separate transaction with Millennium, as described in Note 4.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. On October 6, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit. Following filings by both parties on the Company’s motion to dismiss, on June 25, 2009, the Court converted the Company’s motion to one for summary judgment and denied it without prejudice. On August 10, 2009, the Company filed a new motion for summary judgment. On September 9, 2009, the plaintiff filed a request to deny or continue the Company’s motion for summary judgment to allow the plaintiff to conduct discovery. Following a hearing and subsequent filings by both parties on the plaintiff’s request for discovery, on November 6, 2009, the Court denied the plaintiff’s request. On March 16, 2010, the Court granted in part and denied in part the Company’s motion for summary judgment. On April 5, 2010, the Court granted a joint motion by the parties to stay the case through July 6, 2010, which stay was subsequently extended by the Court until July 30, 2010, pending an attempt by the parties to resolve through mediation. On August 30, 2010 the Company answered the complaint. On December 3, 2010, the parties filed a joint motion to stay the case pending the submission of a stipulation of settlement and the plaintiff’s motion for preliminary approval, to be filed on or before January 28, 2011, which stay was extended until February 11, 2011. On February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, the Company’s primary directors and officers liability insurer will deposit $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The settlement must be approved by the Court before becoming effective. The Stipulation of Settlement contains no admission of wrongdoing. The Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the class action lawsuit. However, given the potential cost and burden of continued litigation, the Company believes the settlement is in its best interests and the best interests of its stockholders. On February 22, 2011, the Court preliminarily approved the settlement and scheduled a settlement hearing on June 22, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class action lawsuit with prejudice and the plaintiff will be deemed to have released all claims against the Company relating to the allegations in the class action. The Company can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, the Company will continue to defend against these claims, which could have a material adverse effect on its financial condition and business. If these matters were concluded in a manner adverse to the Company, it could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to the Company of defending any litigation or other proceeding, even if resolved in its favor, could be substantial. Such litigation could also substantially divert the attention of its management and resources in general. The amount to be deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets.

On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. The Company believes that it and the other defendants have meritorious defenses to each of the claims in this lawsuit. On July 18, 2008, the Company filed a motion to dismiss all of the claims in this lawsuit, which, on December 14, 2009, the Court denied. The Company filed an answer to the complaint on January 27, 2010 and the case subsequently moved into the discovery. On July 28, 2010, the Company filed a motion for summary judgment. The Court held a hearing on the motion for summary judgment on November 19, 2010. On December 20, 2010, the parties filed a joint motion requesting that the Court defer its ruling on the motion for summary judgment pending the finalization of a settlement agreement. On January 18, 2011, the parties advised the Court in a status conference that they intended to submit a stipulation of settlement and plaintiff’s motion for preliminary approval by February 14, 2011. On February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, the Company agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and its insurer will pay plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. The Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the shareholder derivative action. However, given the potential cost and burden of continued litigation, the Company believes the settlement is in its best interests and the best interests of our stockholders. On February 22, 2011, the Court preliminarily approved the settlement and scheduled a settlement hearing on April 8, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the shareholder derivative lawsuit with prejudice and the plaintiff will be deemed to have released all claims against the Company relating to the allegations in the derivative action. The Company can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, it will continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to the Company, it could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to the Company of defending any litigation or other proceeding, even if resolved in its favor, could be substantial. Such litigation could also substantially divert the attention of its management and resources in general. The amount to be deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets.
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
On December 16, 2010, a purported class action lawsuit was filed against the Company by Denarius Lewis and Corey Weiner, former employees of one of the Company’s subsidiaries, and Caroll Ruiz, an employee of one of the Company’s franchisees. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleges, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other
The Company is subject to on-going federal and state income tax audits and sales tax audits and any unfavorable rulings could materially and adversely affect its consolidated financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.
14. Income Taxes
The components of income before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
United States	$180,458	$139,005	$110,220
Canada	(296)	919	(3)

Income before income taxes	$180,162	$139,924	$110,217

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008 (1)
Current:
Federal	$64,471	$24,428	$37,188
State	8,919	5,390	8,192
Foreign	(167)	304	—

	73,223	30,122	45,380

Deferred:
Federal	(4,306)	20,006	(3,589)
State	(354)	2,945	(519)
Foreign	—	—	—

	(4,660)	22,951	(4,108)

Tax Provision	$68,563	$53,073	$41,272

(1)
The Company developed its first bakery-cafes in Canada in fiscal 2008. Fiscal 2008 current and deferred income taxes consisted primarily of U.S. taxes. Canadian taxes were nominal, and thus were not shown separately.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes	5.0	4.7	4.4
Other	(1.9)	(1.8)	(2.0)

	38.1%	37.9%	37.4%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 28, 2010	December 29, 2009
Deferred tax assets:
Accrued expenses	$59,952	$42,029
Stock-based compensation	2,405	2,531
Other	287	15

Total deferred tax assets	$62,644	$44,575

Deferred tax liabilities:
Property and equipment	$(51,437)	$(39,433)
Goodwill and other intangibles	(16,675)	(15,270)

Total deferred tax liabilities	$(68,112)	$(54,703)

Net deferred tax liability	$(5,468)	$(10,128)

Net deferred current tax asset	$24,796	$18,685

Net deferred non-current tax liability	$(30,264)	$(28,813)

The following is a roll-forward of the Company’s total gross unrecognized tax benefit liabilities for the periods indicated (in thousands):

	December 28, 2010	December 29, 2009	December 30, 2008
Beginning Balance	$3,357	$3,598	$2,299
Tax positions related to the current year:
Additions	477	617	281
Tax positions related to prior years:
Additions	724	—	4,963
Reductions	(700)	(110)	(3,440)
Settlements	(373)	(645)	(425)
Expiration of statutes of limitations	(589)	(103)	(80)

Ending Balance	$2,896	$3,357	$3,598

As of December 28, 2010 and December 29, 2009, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $2.9 million and $3.4 million, net of federal tax benefits, respectively. The Company believes that it is reasonably possible that a decrease of up to $1.0 million of unrecognized tax benefits principally related to state tax filing positions and previously deducted expenses may occur within twelve months of December 28, 2010 as a result of the expiration of statutes of limitations and the finalization of audits related to prior tax years. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2006, as well as certain returns in 2005 and 2006, are subject to future examination by tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and was $0.3 million during fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Accrued interest and penalties were $1.3 million and $1.0 million as of December 28, 2010 and December 29, 2009, respectively.
15. Deposits and Other
Deposits and other consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Deposits	$5,032	$3,800
Deferred financing costs	561	821
Investment in municipal revenue bonds	1,365	—

Total deposits and other	$6,958	$4,621

16. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 28, 2010, the Company had reserved 2,735,881 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 28, 2010, 94.3 percent of the Class B common stock is owned by the Company’s Executive Chairman of the Board (“Chairman”). Certain holders of Class B common stock, including the Chairman, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2010 and 2009.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 44,002 shares of Class A common stock at a weighted-average cost of $77.99 per share during fiscal 2010, 32,135 shares of Class A common stock at a weighted-average cost of $53.66 per share during fiscal 2009, and 20,378 shares of Class A common stock at a weighted-average cost of $49.87 per share during fiscal 2008, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2010, fiscal 2009, and fiscal 2008, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12 for further information with respect to the Company’s share repurchase authorizations.
17. Stock-Based Compensation
The Company accounts for its stock-based compensation arrangements in accordance with the accounting standard for share-based payments in the Company’s consolidated financial statements and accompanying notes, which requires the Company to measure and record compensation expense in its consolidated financial statements for all stock-based compensation awards using a fair value method.
As of December 28, 2010, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).

2006 Stock Incentive Plan
In the first quarter of fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provided for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”), restricted stock, restricted stock units, and other stock-based awards. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares available to grant to 2,300,000. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation and Stock Option Committee (“the Committee”).
Long-Term Incentive Program
In the third quarter of 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2010, fiscal 2009 and fiscal 2008, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $19.3 million, $12.1 million, and $6.9 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards are earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 150 percent of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Committee. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Committee. For fiscal 2010, fiscal 2009, and fiscal 2008, compensation expense related to the performance awards was $10.2 million, $5.3 million, and $2.1 million, respectively.

Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 28, 2010, there was $26.3 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets, and is expected to be recognized over a weighted-average period of approximately 3.7 years. For fiscal 2010, fiscal 2009, and fiscal 2008, restricted stock expense was $7.1 million, $5.4 million and $3.8 million, respectively. A summary of the status of the Company’s restricted stock activity is set forth below:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 30, 2008	505	$48.06

Granted	202	55.09
Vested	(102)	47.92
Forfeited	(36)	48.96

Non-vested at December 29, 2009	569	$50.52

Granted	160	76.22
Vested	(136)	48.84
Forfeited	(27)	53.26

Non-vested at December 28, 2010	566	$58.07

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus, which is paid three years after the date of the original bonus payment provided the participant is still employed by the Company. For fiscal 2010, fiscal 2009, and fiscal 2008, compensation expense related to the deferred annual bonus match award was $2.0 million, $1.4 million, and $1.0 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 28, 2010, the total unrecognized compensation cost related to non-vested options was $1.2 million, which is net of a $0.3 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company uses historical data to estimate pre-vesting forfeiture rates. Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Charged to general and administrative expenses (1)	$1,510	$2,154	$3,212
Income tax benefit	(575)	(821)	(1,205)

Total stock-based compensation expense, net of tax	$935	$1,333	$2,007

Effect on basic earnings per share	0.03	0.04	0.07

Effect on diluted earnings per share	0.03	0.04	0.07

(1)
Net of less than $0.1 million, $0.1 million, and $0.2 million of capitalized compensation cost related to the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2010, fiscal 2009, and fiscal 2008:

			Weighted Average	Aggregate
		Weighted	Contractual Term	Intrinsic
	Shares	Average	Remaining	Value (1)
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding at December 25, 2007	2,086	$39.05

Granted	127	45.06
Exercised	(532)	33.03		$8,293
Cancelled	(229)	45.68

Outstanding at December 30, 2008	1,452	$40.73

Granted	7	52.23
Exercised	(627)	36.39		13,115
Cancelled	(18)	46.91

Outstanding at December 29, 2009	814	$44.04

Granted	4	67.94
Exercised	(598)	42.68		20,867
Cancelled	(4)	49.63

Outstanding at December 28, 2010	216	$48.17	2.6	11,662

Exercisable at December 28, 2010	83	$51.66	2.3	$4,206

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2010 of $102.11 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2010, fiscal 2009, and fiscal 2008 was $25.6 million, $22.8 million, and $17.6 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2010, fiscal 2009, and fiscal 2008 were $3.6 million, $5.1 million, and $3.4 million, respectively, and were included as cash inflows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes information about stock options outstanding at December 28, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average
	Number	Contractual Term	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$36.57 – $40.35	15	3.1	$37.66	11	$36.70
$40.36 – $44.41	88	2.8	43.14	15	43.18
$44.42 – $48.02	33	1.7	47.95	13	47.95
$48.03 – $52.24	51	3.4	50.93	17	51.11
$52.25 – $60.07	12	1.5	56.23	10	55.70
$60.08 – $72.58	17	2.0	69.41	17	69.44

	216	2.6	$48.17	83	$51.66

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 28, 2010, the total unrecognized compensation cost related to non-vested SSARs was $0.4 million, which is net of a $0.2 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 4.0 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2010 and 2009, stock-based compensation expense related to SSARs was less than $0.1 million, and was charged to general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2010:

			Weighted Average	Aggregate
		Weighted	Contractual Term	Intrinsic
	Shares	Average	Remaining	Value (2)
	(in thousands)	Conversion Price (1)	(Years)	(in thousands)
Outstanding at December 30, 2008	—	$—

Granted	23	55.20
Converted	—	—
Cancelled	(1)	55.20

Outstanding at December 29, 2009	22	$55.20	5.6	$293

Granted	8	75.80
Converted	—	—
Cancelled	—	—

Outstanding at December 28, 2010	30	$60.90	4.9	$1,244

Convertible at December 28, 2010	—	$—	—	$—

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2010 of $102.11 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 28, 2010 have a conversion price ranging from $55.20 to $75.80 and are expected to be recognized over a weighted-average period of approximately 4.9 years
The fair value for both stock options and SSARs (collectively “option awards”) was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
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
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Fair value per option awards	$27.97	$21.70	$15.54
Assumptions:
Expected term (years)	5.0	5.0	4.5
Expected volatility	41.0%	41.8%	36.5%
Risk-free interest rate	1.8%	2.4%	2.5%
Dividend yield	0.0%	0.0%	0.0%

1992 Equity Incentive Plan
The Company adopted the 1992 Plan in May 1992. A total of 8,600,000 shares of Class A common stock were authorized for issuance under the 1992 Plan as awards, which could have been in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units, to employees and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock, or other awards under the 1992 Plan.
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
1992 Employee Stock Purchase Plan
The Company maintains a 1992 Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 28,000, 36,000, and 44,000 shares purchased with a weighted-average fair value of purchase rights of $11.41, $7.95, and $6.41 during fiscal 2010, fiscal 2009, and fiscal 2008, respectively. For fiscal 2010, fiscal 2009, and fiscal 2008, the Company recognized expense of approximately $0.3 million in each of the respective years related to stock purchase plan discounts. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares authorized for issuance 925,000. Cumulatively, there were approximately 820,000 shares issued under this plan as of December 28, 2010, 790,000 shares issued under this plan as of December 29, 2009, and 754,000 shares issued under this plan as of December 30, 2008.
18. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $1.4 million, $1.3 million, and $1.1 million to the Plan in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
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
The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, cream cheese, and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Operations. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Operations.

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments follows (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Revenues:
Company bakery-cafe operations	$1,321,162	$1,153,255	$1,106,295
Franchise operations	86,195	78,367	74,800
Fresh dough and other product operations	252,045	216,116	213,620
Intercompany sales eliminations	(116,913)	(94,244)	(95,862)

Total revenues	$1,542,489	$1,353,494	$1,298,853

Segment profit:
Company bakery-cafe operations	$249,177	$193,669	$183,713
Franchise operations	80,397	72,381	65,005
Fresh dough and other product operations	24,146	21,643	9,185

Total segment profit	$353,720	$287,693	$257,903

Depreciation and amortization	68,673	67,162	67,225
Unallocated general and administrative expenses	95,696	77,183	74,598
Pre-opening expenses	4,282	2,451	3,374
Interest expense	675	700	1,606
Other expense, net	4,232	273	883

Income before income taxes	$180,162	$139,924	$110,217

Depreciation and amortization:
Company bakery-cafe operations	$57,031	$55,726	$54,814
Fresh dough and other product operations	7,495	7,620	8,072
Corporate administration	4,147	3,816	4,339

Total depreciation and amortization	$68,673	$67,162	$67,225

Capital expenditures:
Company bakery-cafe operations	$66,961	$46,408	$56,477
Fresh dough and other product operations	6,452	3,681	3,872
Corporate administration	8,813	4,595	2,814

Total capital expenditures	$82,226	$54,684	$63,163

	December 28, 2010	December 29, 2009	December 30, 2008
Segment assets:
Company bakery-cafe operations	$581,193	$498,806	$503,928
Franchise operations	6,679	3,850	5,951
Fresh dough and other product operations	48,393	48,616	50,699

Total segment assets	$636,265	$551,272	$560,578

Unallocated trade and other accounts receivable	9,409	2,267	2,435
Unallocated property and equipment	19,798	14,437	13,673
Unallocated deposits and other	4,549	4,104	5,109
Other unallocated assets	254,560	265,085	92,122

Total assets	$924,581	$837,165	$673,917

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred taxes.

20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$111,866	$86,050	$67,436

Weighted average number of shares outstanding — basic	30,614	30,667	30,059
Effect of dilutive stock-based employee compensation awards	308	312	363

Weighted average number of shares outstanding — diluted	30,922	30,979	30,422

Earnings per common share attributable to Panera Bread Company:
Basic	$3.65	$2.81	$2.24

Diluted	$3.62	$2.78	$2.22

For the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights of zero, 0.2 million, and 0.6 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.
21. Supplemental Cash Flow Information

	For the fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Cash paid during the year for (in thousands):
Interest	$379	$380	$1,748
Income taxes	68,263	26,947	37,328
Non-cash investing and financing activities (in thousands):
Accrued property and equipment purchases	$13,057	$6,108	$6,448
Accrued purchase price of noncontrolling interest	764	2,264	—
Accrued purchase price of New Jersey acquisition	2,755	—	—
Canada note receivable	3,333	—	—
Investment in municipal industrial revenue bonds	1,517	—	—

22. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2010 - quarters ended (1)
	March 30	June 29	September 28	December 28

Revenues	$364,210	$378,124	$371,994	$428,161
Operating profit	42,161	46,103	35,996	60,809
Net income	25,845	26,655	22,715	36,384
Net income attributable to Panera Bread Company	25,845	26,704	22,797	36,520
Earnings per common share attributable to Panera Bread Company:
Basic	$0.83	$0.86	$0.75	$1.22

Diluted	$0.82	$0.85	$0.75	$1.21

	Fiscal 2009 - quarters ended (1)
	March 31	June 30	September 29	December 29

Revenues	$320,709	$330,794	$335,018	$366,972
Operating profit	28,786	32,882	31,922	47,307
Net income	18,027	20,235	18,894	29,696
Net income attributable to Panera Bread Company	17,432	20,029	18,894	29,696
Earnings per common share attributable to Panera Bread Company:
Basic	$0.57	$0.65	$0.61	$0.96

Diluted	$0.57	$0.65	$0.61	$0.95

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.
The second quarter of fiscal 2010 results included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under its $600.0 million share repurchase authorization which was offset by a $2.5 million charge, or $0.05 per diluted share related to an on-going unclaimed property audit.
The third quarter of fiscal 2010 results included a favorable impact of $0.01 per diluted share from the repurchase of 1,007,984 shares under the Company’s $600.0 million share repurchase authorization.
The second quarter of fiscal 2009 results included a $1.0 million charge, or $0.02 per diluted share, to increase reserves for certain state sales tax audit exposures and a $0.8 million charge, or $0.02 per diluted share, for the write-off of smallwares related to the rollout of new china.
The third quarter of fiscal 2009 results included $2.1 million of net charges, or $0.04 per diluted share, primarily to increase reserves for certain state sales tax audit exposures, which were partially offset by a gain recorded on both, the redemptions the Company received during the quarter on its investment in the Columbia Strategic Cash Portfolio, and the change in the recorded fair value of the units held as of September 29, 2009.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 28, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 28, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The following consolidated financial statements of the Company are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 28, 2010 and December 29, 2009
Consolidated Statements of Operations—Fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008
Consolidated Statements of Cash Flows—Fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008
Consolidated Statements of Stockholders’ Equity—Fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008
Notes to the Consolidated Financial Statements
(a)(2) Financial Statement Schedule: The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance - beginning	Additions charged	Deductions/	Balance - end
Description	of period	to expense	other additions	of period
Allowance for doubtful accounts:
Fiscal year ended December 30, 2008	$68	$153	$(32)	$189
Fiscal year ended December 29, 2009	$189	$28	$(92)	$125
Fiscal year ended December 28, 2010	$125	$161	$(44)	$242
Self-insurance reserves:
Fiscal year ended December 30, 2008	$8,936	$32,981	$(29,768)	$12,149
Fiscal year ended December 29, 2009	$12,149	$37,077	$(33,292)	$15,934
Fiscal year ended December 28, 2010	$15,934	$35,622	$(31,344)	$20,212

(a)(3)	Exhibits: See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ WILLIAM W. MORETON
William W. Moreton
President, Chief Executive Officer

Date: February 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH Ronald M. Shaich	Executive Chairman	February 22, 2011

/s/ DOMENIC COLASACCO Domenic Colasacco	Director	February 22, 2011

/s/ CHARLES J. CHAPMAN III Charles J. Chapman III	Director	February 22, 2011

/s/ FRED K. FOULKES Fred K. Foulkes	Director	February 22, 2011

/s/ LARRY J. FRANKLIN Larry J. Franklin	Director	February 22, 2011

/s/ THOMAS E. LYNCH Thomas E. Lynch	Director	February 22, 2011

/s/ WILLIAM W. MORETON William W. Moreton	President, Chief Executive Officer, Director	February 22, 2011

/s/ JEFFREY W. KIP Jeffrey W. Kip	Senior Vice President, Chief Financial Officer	February 22, 2011

/s/ AMY L. KUZDOWICZ Amy L. Kuzdowicz	Vice President, Controller	February 22, 2011

/s/ MARK D. WOOLDRIDGE Mark D. Wooldridge	Assistant Controller, Chief Accounting Officer	February 22, 2011

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1
1992 Employee Stock Purchase Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference).†

10.2
Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3
1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4
2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5
Amended and restated 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.6
2006 Stock Incentive Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference). †

10.7
Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.8
Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.10
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference). †

10.11
Form of Stock Settled Appreciation Rights Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference). †

10.12
Employment Letter between the Registrant and Michael Kupstas (filed as Exhibit 10.6.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999 (File No. 0-19253), as filed with the Commission on April 10, 2000 and incorporated herein by reference).†

10.13
Employment Letter between the Registrant and Mark Borland (filed as Exhibit 10.6.17 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 5, 2002 (File No. 0-19253), as filed with the Commission on November 18, 2002 and incorporated herein by reference).†

10.14
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.15
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).

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

10.19
Severance Agreement dated as of May 13, 2010 by and between Panera Bread Company and Ronald M. Shaich (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 19253), as filed with the Commission on May 18, 2010 and incorporated herein by reference).

21	*	Registrant’s Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification by Chief Executive Officer.

31.2	*	Certification by Chief Financial Officer.

32	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.