Form 10-Q
period 2011-03-29
PANERA BREAD CO
filed 2011-05-04
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number: 0-19253
Panera Bread Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2723701

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3630 South Geyer Road, Suite 100, St. Louis, MO	63127

(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, 29,024,054 shares of the registrant’s Class A Common Stock, par value $.0001 per share, and 1,389,087 shares of the registrant’s Class B Common Stock, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 29, 2011	December 28, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,660	$229,299
Trade accounts receivable, net	22,779	20,378
Other accounts receivable	21,605	17,962
Inventories	14,079	14,345
Prepaid expenses and other	21,336	23,905
Deferred income taxes	20,568	24,796

Total current assets	351,027	330,685
Property and equipment, net	445,178	444,094
Other assets:
Goodwill	94,510	94,442
Other intangible assets, net	47,383	48,402
Deposits and other	7,279	6,958

Total other assets	149,172	149,802

Total assets	$945,377	$924,581

LIABILITIES
Current liabilities:
Accounts payable	$8,968	$7,346
Accrued expenses	186,195	204,170

Total current liabilities	195,163	211,516
Deferred rent	49,247	47,974
Deferred income taxes	33,492	30,264
Other long-term liabilities	35,094	39,219

Total liabilities	312,996	328,973
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 75,000,000 shares authorized; 30,145,662 issued and 29,021,212 outstanding in 2011; and 30,125,936 issued and 29,006,844 outstanding in 2010	3	3
Class B, 10,000,000 shares authorized; 1,389,087 issued and outstanding in 2011 and 1,391,607 in 2010	—	—
Treasury stock, carried at cost; 1,124,450 shares in 2011 and 1,119,092 shares in 2010	(79,641)	(78,990)
Additional paid-in capital	134,652	130,005
Accumulated other comprehensive income	278	275
Retained earnings	577,089	544,315

Total stockholders’ equity	632,381	595,608

Total liabilities and stockholders’ equity	$945,377	$924,581

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Revenues:
Bakery-cafe sales, net	$365,579	$312,500
Franchise royalties and fees	22,582	20,863
Fresh dough and other product sales to franchisees	33,939	30,847

Total revenues	422,100	364,210
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	106,209	90,311
Labor	114,050	100,682
Occupancy	26,773	24,389
Other operating expenses	47,327	39,535

Total bakery-cafe expenses	294,359	254,917
Fresh dough and other product cost of sales to franchisees	28,024	24,835
Depreciation and amortization	19,094	17,009
General and administrative expenses	26,671	25,012
Pre-opening expenses	978	276

Total costs and expenses	369,126	322,049

Operating profit	52,974	42,161
Interest expense	225	168
Other (income) expense, net	(804)	307

Income before income taxes	53,553	41,686
Income taxes	20,779	15,841

Net income	$32,774	$25,845

Earnings per common share:
Basic	$1.10	$0.83

Diluted	$1.09	$0.82

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,845	31,170

Diluted	30,160	31,521

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Cash flows from operations:
Net income	$32,774	$25,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,094	17,009
Stock-based compensation expense	3,019	2,484
Tax benefit from exercise of stock options	(593)	(2,755)
Deferred income taxes	7,456	(3,316)
Other	870	173
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	(6,044)	1,874
Inventories	266	644
Prepaid expenses and other	2,569	481
Deposits and other	(321)	(875)
Accounts payable	1,622	(435)
Accrued expenses	(14,877)	13,007
Deferred rent	1,273	798
Other long-term liabilities	(4,125)	921

Net cash provided by operating activities	42,983	55,855

Cash flows from investing activities:
Additions to property and equipment	(22,714)	(10,465)
Proceeds from sale of bakery-cafes	115	—

Net cash used in investing activities	(22,599)	(10,465)

Cash flows from financing activities:
Repurchase of common stock	(651)	(94)
Exercise of employee stock options	519	10,149
Tax benefit from exercise of stock options	593	2,755
Proceeds from issuance of common stock under employee benefit plans	516	459

Net cash provided by financing activities	977	13,269

Net increase in cash and cash equivalents	21,361	58,659
Cash and cash equivalents at beginning of period	229,299	246,400

Cash and cash equivalents at end of period	$250,660	$305,059

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of Panera Bread Company and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 28, 2010. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010 as filed with the SEC on February 22, 2011. The unaudited consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 28, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP.
The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
Subsequent Events
The Company has evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the consolidated financial statements. Refer to Note 12 for information related to subsequent events.
Recent Accounting Pronouncements
On December 30, 2009, the Company adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on the Company’s consolidated financial position or results of operations. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2010. The adoption of this updated guidance did not have an impact on the Company’s consolidated financial position or results of operations.
Note 2. Business Combinations and Divestitures
Texas Divestiture
On February 9, 2011, the Company sold substantially all of the assets of two Paradise Bakery & Café bakery-cafes to an existing Texas franchisee for a sales price of approximately $0.1 million, resulting in a nominal gain, which is classified in other (income) expense, net in the Consolidated Statements of Operations.
New Jersey Franchisee Acquisition
On September 29, 2010 the Company purchased substantially all of the assets and certain liabilities of 37 bakery-cafes and the area development rights from a New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price, as well as related transaction costs, were paid on September 29, 2010, with $2.8 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the first anniversary of the transaction closing date, September 29, 2011, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.

The following supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

Pro Forma for
the 13 Weeks Ended
March 30, 2010
Bakery-cafe sales, net	$333,085
Net income	$26,574
The pro forma amounts included in the table above reflect the application of the Company’s accounting policies and adjustment of the results of the New Jersey bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 30, 2009, together with the consequential tax impacts.
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
Note 3. Stockholders’ Equity
The following tables illustrate the changes in stockholders’ equity for the thirteen weeks ended March 29, 2011 and March 30, 2010, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income
Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224

Comprehensive income:
Net income	25,845	$25,845	—	—	—	—	25,845	—
Other comprehensive income:
Foreign currency translation adjustment	38	38	—	—	—	—	—	38

Total other comprehensive income	38	38

Comprehensive income	25,883	$25,883

Issuance of common stock	459		—	—	—	459	—	—
Exercise of employee stock options	10,149		—	—	—	10,149	—	—
Stock-based compensation expense	2,484		—	—	—	2,484	—	—
Repurchase of common stock	(94)		—	—	(94)	—	—	—
Tax benefit from exercise of stock options	2,755		—	—	—	2,755	—	—

Balance, March 30, 2010	$638,672		$3	$—	$(4,022)	$184,135	$458,294	$262

Balance, December 28, 2010	$595,608		$3	$—	$(78,990)	$130,005	$544,315	$275

Comprehensive income:
Net income	32,774	$32,774	—	—	—	—	32,774	—
Other comprehensive income:
Foreign currency translation adjustment	3	3	—	—	—	—	—	3

Total other comprehensive income	3	3

Comprehensive income	32,777	$32,777

Issuance of common stock	516		—	—	—	516	—	—
Exercise of employee stock options	519		—	—	—	519	—	—
Stock-based compensation expense	3,019		—	—	—	3,019	—	—
Repurchase of common stock	(651)		—	—	(651)	—	—	—
Tax benefit from exercise of stock options	593		—	—	—	593	—	—

Balance, March 29, 2011	$632,381		$3	$—	$(79,641)	$134,652	$577,089	$278

Note 4. Fair Value Measurements
The Company’s $51.0 million and $44.5 million in cash equivalents at March 29, 2011 and December 28, 2010, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 5. Inventories
Inventories consisted of the following (in thousands):

	March 29, 2011	December 28, 2010
Food:
Fresh dough facilities:
Raw materials	$2,028	$2,338
Finished goods	254	261
Bakery-cafes:
Raw materials	8,951	8,780
Paper goods	2,846	2,966

	$14,079	$14,345

Note 6. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at March 29, 2011 (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance as of December 28, 2010	$90,813	$1,934	$1,695	$94,442
Currency translation	68	—	—	68

Balance as of March 29, 2011	$90,881	$1,934	$1,695	$94,510

Note 7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 29, 2011	December 28, 2010
Compensation and related employment taxes	$41,436	$43,788
Unredeemed gift cards	37,650	47,716
Insurance	19,918	20,212
Taxes, other than income tax	16,327	16,281
Advertising	10,753	9,866
Capital expenditures	10,551	13,057
Litigation settlement (Note 9)	7,125	7,125
Rent	6,468	7,084
Fresh dough and other product operations	5,350	5,071
Deferred purchase price	5,051	5,040
Loyalty program	4,962	4,280
Utilities	3,331	3,547
Deferred revenue	1,892	1,962
Other	15,381	19,141

	$186,195	$204,170

Note 8. Credit Facility
The Company and certain of its direct and indirect subsidiaries, as guarantors, are parties to an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. and other lenders party thereto, which provides for a secured revolving credit facility of $250.0 million to be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions, and share repurchases. The Amended and Restated Credit Agreement, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of default.
As of March 29, 2011 and December 28, 2010, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended March 29, 2011 and March 30, 2010, and accrued interest related to the commitment fees was $0.1 million at both March 29, 2011 and December 28, 2010. As of March 29, 2011, the Company was in compliance with all covenants included in the Amended and Restated Credit Agreement.

Note 9. Commitments and Contingencies
Lease Obligations
As of March 29, 2011, the Company guaranteed operating leases of 27 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from April 30, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $24.9 million as of March 29, 2011. The obligations under these leases will generally decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, the Company’s primary directors and officers liability insurer will deposit $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The settlement must be approved by the Court before becoming effective. The Stipulation of Settlement contains no admission of wrongdoing. The Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the class action lawsuit. However, given the potential cost and burden of continued litigation, the Company believes the settlement is in its best interests and the best interests of its stockholders. On February 22, 2011, the Court preliminarily approved the settlement and scheduled a settlement hearing on June 22, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class action lawsuit with prejudice and the plaintiff will be deemed to have released all claims against the Company relating to the allegations in the class action. The Company can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, the Company will continue to defend against these claims, which could have a material adverse effect on its financial condition and business. If these matters were concluded in a manner adverse to the Company, it could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to the Company of defending any litigation or other proceeding, even if resolved in its favor, could be substantial. Such litigation could also substantially divert the attention of its management and resources in general. The amount deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets as of March 29, 2011.
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, the Company agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and its insurer will pay plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing and would result in the dismissal of the shareholder derivative lawsuit with prejudice, and under such settlement, the plaintiff would be deemed to have released all claims against the defendants relating to the allegations in the derivative action. The Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the shareholder derivative action. On April 8, 2011, the Court granted final approval of the settlement, subject to a 30 day appeal period. The amount deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets as of March 29, 2011.

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
On December 20, 2010, a purported class action lawsuit was filed against the Company by Jamie Ortiz, a former employee of one of the Company’s subsidiaries. The lawsuit was filed in the United States District Court for the Northern District of Virginia. The complaint alleges, among other things, violations of the Fair Labor Standards Act. Mr. Ortiz also has alleged several individual claims for Title VII retaliation, defamation and intentional infliction of emotional distress. The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. The Company believes it has meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.
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
Note 10. Business Segment Information
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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread® or Paradise Bakery & Café® names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread® or Paradise Bakery & Café® names and other services.

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
Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Revenues:
Company bakery-cafe operations	$365,579	$312,500
Franchise operations	22,582	20,863
Fresh dough and other product operations	66,025	53,742
Intercompany sales eliminations	(32,086)	(22,895)

Total revenues	$422,100	$364,210

Segment profit:
Company bakery-cafe operations	$71,220	$57,583
Franchise operations	21,007	19,520
Fresh dough and other product operations	5,915	6,012

Total segment profit	$98,142	$83,115

Depreciation and amortization	$19,094	$17,009
Unallocated general and administrative expenses	25,096	23,669
Pre-opening expenses	978	276
Interest expense	225	168
Other (income) expense, net	(804)	307

Income before income taxes	$53,553	$41,686

Depreciation and amortization:
Company bakery-cafe operations	$16,244	$14,115
Fresh dough and other product operations	1,744	1,910
Corporate administration	1,106	984

Total depreciation and amortization	$19,094	$17,009

Capital expenditures:
Company bakery-cafe operations	$21,890	$9,194
Fresh dough and other product operations	217	525
Corporate administration	607	746

Total capital expenditures	$22,714	$10,465

	March 29, 2011	December 28, 2010
Segment assets:
Company bakery-cafe operations	$584,312	$581,193
Franchise operations	6,629	6,679
Fresh dough and other product operations	47,446	48,393

Total segment assets	$638,387	$636,265

Unallocated trade and other accounts receivable	3,012	9,409
Unallocated property and equipment	19,532	19,798
Unallocated deposits and other	4,446	4,549
Other unallocated assets	280,000	254,560

Total assets	$945,377	$924,581

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Amounts used for basic and diluted per share calculations:
Net income	$32,774	$25,845

Weighted average number of shares outstanding — basic	29,845	31,170
Effect of dilutive stock-based employee compensation awards	315	351

Weighted average number of shares outstanding — diluted	30,160	31,521

Earnings per common share:
Basic	$1.10	$0.83

Diluted	$1.09	$0.82

For the thirteen weeks ended March 29, 2011, and March 30, 2010, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.
Note 12. Subsequent Event
On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the area development rights from a Milwaukee franchisee for a purchase price of approximately $42 million, which the Company paid with cash on hand at the time of closing. The Company’s results for the reported periods were not impacted by this acquisition as it was completed subsequent to March 29, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and those discussed from time to time in our Securities and Exchange Commission reports, or SEC, including our Form 10-K for the year ended December 28, 2010 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statement was made.
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

Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales percentages. Company-owned comparable net bakery-cafe sales percentages are based on sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable net bakery-cafe sales percentages are based on sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable net bakery-cafe sales percentages are based on sales at Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable net bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable net bakery-cafe sales exclude closed locations.
Comparable net bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, (or GAAP), and may not be equivalent to comparable net bakery-cafe sales as defined or used by other companies. We do not record franchise-operated net bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated net bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives, to which our franchisees also contribute based on a percentage of their sales, and provides information that is relevant for comparison within the industry.
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
Executive Summary of Results
For the thirteen weeks ended March 29, 2011, we earned $1.09 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.3 percent compared to the thirteen weeks ended March 30, 2010 (growth of 3.3 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 2.7 percent to $43,096 ($42,532 for Company-owned bakery-cafes and $43,568 for franchise-operated bakery-cafes); and 19 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and 11 franchise-operated bakery-cafes).
For the thirteen weeks ended March 30, 2010, we earned $0.82 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 9.5 percent (10.0 percent for Company-owned bakery-cafes and 9.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 9.2 percent to $41,948 ($41,040 for Company-owned bakery-cafes and $42,620 for franchise-operated bakery-cafes); and eight new bakery-cafes opened system-wide (three Company-owned bakery-cafes and five franchise-operated bakery-cafes).

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Revenues:
Bakery-cafe sales, net	86.6%	85.8%
Franchise royalties and fees	5.3	5.7
Fresh dough and other product sales to franchisees	8.0	8.5

Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.1%	28.9%
Labor	31.2	32.2
Occupancy	7.3	7.8
Other operating expenses	12.9	12.7

Total bakery-cafe expenses	80.5	81.6
Fresh dough and other product cost of sales to franchisees (2)	82.6	80.5
Depreciation and amortization	4.5	4.7
General and administrative expenses	6.3	6.9
Pre-opening expenses	0.2	0.1

Total costs and expenses	87.4	88.4

Operating profit	12.6	11.6
Interest expense	0.1	—
Other (income) expense, net	(0.2)	0.1

Income before income taxes	12.7	11.4
Income taxes	4.9	4.3

Net income	7.8%	7.1%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.
The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Number of bakery-cafes:
Company-owned:
Beginning of period	662	585
Bakery-cafes opened	8	3
Bakery-cafes closed	(3)
Bakery-cafes sold to a franchisee	(2)	—

End of period	665	588

Franchise-operated:
Beginning of period	791	795
Bakery-cafes opened	11	5
Bakery-cafes closed	(2)
Bakery-cafes purchased from Company	2	—

End of period	802	800

System-wide:
Beginning of period	1,453	1,380
Bakery-cafes opened	19	8
Bakery-cafes closed	(5)	—

End of period	1,467	1,388

Comparable Bakery-Cafe Sales, net
Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Company-owned	3.3%	10.0%
Franchise-operated	3.4%	9.2%
System-wide	3.3%	9.5%

Results of Operations
Revenues
Total revenues for the thirteen weeks ended March 29, 2011 increased 15.9 percent to $422.1 million compared to $364.2 million for the thirteen weeks ended March 30, 2010. The growth in total revenues for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily due to the opening of 87 new bakery-cafes system-wide since March 30, 2010 and to the 3.3 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2011. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 29, 2011	March 30, 2010	Change
System-wide average weekly net sales	$43,096	$41,948	2.7%
Net bakery-cafe sales for the thirteen weeks ended March 29, 2011 increased 17.0 percent to $365.6 million compared to $312.5 million for the thirteen weeks ended March 30, 2010. The increase in net bakery-cafe sales for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily due to the opening of 47 new Company-owned bakery-cafes, the acquisition of 40 franchise-operated bakery-cafes since March 30, 2010 and the 3.3 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2011, partially offset by the closure of five Company-owned bakery-cafes and the sale of five Company-owned bakery-cafes since March 30, 2010. This 3.3 percent growth in comparable net bakery-cafe sales was driven by approximately 1.7 percent of transaction growth and approximately 1.6 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and negative mix impact of approximately 0.4 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 86.6 percent for the thirteen weeks ended March 29, 2011 as compared to 85.8 percent for the same period in 2010. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 29, 2011	March 30, 2010	Change
Company-owned average weekly net sales	$42,532	$41,040	3.6%
Company-owned number of operating weeks	8,596	7,619	12.8%
Franchise royalties and fees for the thirteen weeks ended March 29, 2011 increased 8.2 percent to $22.6 million compared to $20.9 million for the thirteen weeks ended March 30, 2010. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Franchise royalties	$22,152	$20,675
Franchise fees	430	188

Total	$22,582	$20,863

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily due to the opening of 40 franchise-operated bakery-cafes since March 30, 2010 and the 3.4 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended March 29, 2011, partially offset by the closure of three franchise-operated bakery-cafes and the Company’s purchase of 40 franchise-operated bakery-cafes since March 30, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 29, 2011	March 30, 2010	Change
Franchise-operated average weekly net sales	$43,568	$42,620	2.2%
Franchise-operated number of operating weeks	10,303	10,306	0.0%
As of March 29, 2011, we had 802 franchise-operated bakery-cafes open throughout the United States and we have received commitments to open 180 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended March 29, 2011 increased 10.0 percent to $33.9 million compared to $30.8 million for the thirteen weeks ended March 30, 2010. The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 29, 2011 was primarily driven by the previously described increased number of franchise-operated bakery-cafes opened since March 30, 2010, the 3.4 percent increase in franchise-operated comparable net bakery-cafe sales, and increased produce distribution program sales, partially offset by the closure of three franchise-operated bakery-cafes and the Company’s purchase of 40 franchise-operated bakery-cafes since March 30, 2010.
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
The cost of food and paper products was $106.2 million, or 29.1 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011 compared to $90.3 million, or 28.9 percent of net bakery-cafe sales, for the thirteen weeks ended March 30, 2010. This increase in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2011 compared to the same periods in 2010 was primarily due to modest food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. For the thirteen weeks ended March 29, 2011, there was an average of 67.9 bakery-cafes per fresh dough facility compared to an average of 64.3 as of March 30, 2010.
Labor expense was $114.1 million, or 31.2 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011 compared to $100.7 million, or 32.2 percent of net bakery-cafe sales, for the thirteen weeks ended March 30, 2010. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower costs due to lower than expected self-insurance claims, and lower average wage in our bakery-cafes.
Occupancy cost was $26.8 million, or 7.3 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011 compared to $24.4 million, or 7.8 percent of net bakery-cafe sales, for the thirteen weeks ended March 30, 2010. The decrease in occupancy cost as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2011 compared to the same periods in 2010 was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in prior years than anticipated, improved leverage from higher comparable net bakery-cafe sales, and lower occupancy costs in new bakery-cafes.
Other operating expenses were $47.3 million, or 12.9 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011 compared to $39.5 million, or 12.7 percent of net bakery-cafe sales, for the thirteen weeks ended March 30, 2010. The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily a result of increased marketing expense, partially offset by leverage from higher comparable net bakery-cafe sales.
Fresh dough and other product cost of sales to franchisees were $28.0 million, or 82.6 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended March 29, 2011, compared to $24.8 million, or 80.5 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended March 30, 2010. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
General and administrative expenses were $26.7 million, or 6.3 percent of total revenues, for the thirteen weeks ended March 29, 2011 compared to $25.0 million, or 6.9 percent of total revenues, for the thirteen weeks ended March 30, 2010. The decrease in general and administrative expenses as a percent of total revenues for the thirteen weeks ended March 29, 2011 compared to the same period in 2010 was primarily due to improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
Interest Expense
Interest expense was $0.2 million, or 0.1 percent of total revenues and less than 0.1 percent of total revenues, for the thirteen weeks ended March 29, 2011 and March 30, 2010. The modest increase in interest expense as a percentage of total revenues for the thirteen weeks ended March 29, 2011 as compared to the same period in 2010 was primarily a result of a modest increase in interest expense, partially offset by higher comparable net bakery-cafe sales.

Other (Income) and Expense, net
Other (income) and expense, net was $0.8 million of income, or 0.2 percent of total revenues, for the thirteen weeks ended March 29, 2011 compared to $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended March 30, 2010. Other (income) and expense, net for the thirteen weeks ended March 29, 2011 and March 30, 2010 was comprised of immaterial items.
Income Taxes
The provision for income taxes increased to $20.8 million for the thirteen weeks ended March 29, 2011 compared to $15.8 million for the thirteen weeks ended March 30, 2010. The tax provision for the thirteen weeks ended March 29, 2011 and March 30, 2010 reflects a combined federal, state, and local effective tax rate of 38.8 percent and 38.0 percent, respectively. The increase in the thirteen week period rate was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.
Liquidity and Capital Resources
Cash and cash equivalents were $250.7 million at March 29, 2011 compared with $229.3 million at December 28, 2010. This increase was primarily a result of $43.0 million of cash generated from operations partially offset by $22.7 million used on capital expenditures during the thirteen weeks ended March 29, 2011. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $155.9 million at March 29, 2011 compared to $119.2 million at December 28, 2010. The increase in working capital from December 28, 2010 to March 29, 2011 resulted primarily from the previously described increase in cash and cash equivalents of $21.4 million and a decrease in accrued expenses of $18.0 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
Cash provided by (used in):
Operating activities	$42,983	$55,855
Investing activities	(22,599)	(10,465)
Financing activities	977	13,269

Total	$21,361	$58,659

Operating Activities
Cash flows provided by operating activities for the thirteen weeks ended March 29, 2011 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation expense, and an increase in prepaid expenses and other, partially offset by a decrease in accrued expenses and trade and other accounts receivable, net. Cash flows provided by operating activities for the thirteen weeks ended March 30, 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, an increase in accrued expenses and a decrease in trade and other accounts receivable, net.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 29, 2011	March 30, 2010
New bakery-cafe and fresh dough facilities	$13,336	$5,154
Bakery-cafe and fresh dough facility improvements	6,397	4,096
Other capital needs	2,981	1,215

Total	$22,714	$10,465

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 95 to 105 system-wide bakery-cafe openings in the fiscal year ending December 27, 2011.
Investing activities for the thirteen weeks ended March 29, 2011 included additions to property and equipment of $22.7 million offset by $0.1 million received from the sale of two bakery-cafes. Investing activities for the thirteen weeks ended March 30, 2011 consisted solely of additions to property and equipment.
Business Combinations
In the thirteen weeks ended March 29, 2011 and March 30, 2010 there were no acquisitions.
Financing Activities
Financing activities for the thirteen weeks ended March 29, 2011 included $0.6 million received from the tax benefit from exercise of stock options, $0.5 million received from the exercise of employee stock options under employee benefit plans, and $0.5 million received from the issuance of common stock, offset by $0.7 million used to repurchase shares of our Class A common stock. Financing activities for the thirteen weeks ended March 30, 2010 included $10.1 million received from the exercise of employee stock options, $2.8 million received from the tax benefit from the exercise of stock options, $0.5 million received from the issuance of common stock under employee benefit plans, and $0.1 million used to repurchase shares of our Class A common stock.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the thirteen weeks ended March 29, 2011 and March 30, 2010, we did not repurchase any shares under the share repurchase authorization. As of the date of this report, under the share repurchase authorization, we repurchased a total of 1,932,969 shares of our Class A common stock at a weighted-average price of $78.50 per share for an aggregate purchase price of approximately $152.0 million. We have approximately $448.0 million available under the existing $600.0 million repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirteen weeks ended March 29, 2011, we repurchased 5,358 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $121.51 per share for an aggregate purchase price of $0.7 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.
Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of March 29, 2011 and December 28, 2010, we had no balance outstanding under the Amended and Restated Credit Agreement.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 28, 2010.
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
Off-Balance Sheet Arrangements
As of March 29, 2011, we guaranteed operating leases of 27 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from April 30, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $24.9 million as of March 29, 2011. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.
Recent Accounting Pronouncements
On December 30, 2009, we adopted the updated guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009. The adoption of this updated guidance did not have an impact on our consolidated results of operations or financial condition. In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2010. The adoption of this new guidance did not have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleges that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, our primary directors and officers liability insurer will deposit $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The settlement must be approved by the Court before becoming effective. The Stipulation of Settlement contains no admission of wrongdoing. We and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the class action lawsuit. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders. On February 22, 2011, the Court preliminarily approved the settlement and scheduled a settlement hearing on June 22, 2011. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class action lawsuit with prejudice and the plaintiff will be deemed to have released all claims against us relating to the allegations in the class action. We can provide no assurance that the Court will approve the Stipulation of Settlement. If the Court does not approve the Stipulation of Settlement, we will continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. The amount deposited by our primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets as of March 29, 2011.

On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleges, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, we agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and our insurer will pay plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing and would result in the dismissal of the shareholder derivative suit with prejudice, and under such settlement, the plaintiff would be deemed to have released all claims against the defendants relating to the allegations in the derivative action. We and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the claims made in the shareholder derivative action. On April 8, 2011, the Court granted final approval of the settlement, subject to a 30 day appeal period. The amount deposited by our primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets as of March 29, 2011.
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
On December 20, 2010, a purported class action lawsuit was filed against us by Jamie Ortiz, a former employee of one of our subsidiaries. The lawsuit was filed in the United States District Court for the Northern District of Virginia. The complaint alleges, among other things, violations of the Fair Labor Standards Act. Mr. Ortiz also has alleged several individual claims for Title VII retaliation, defamation and intentional infliction of emotional distress. The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. We believe we have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
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
Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, as filed with the SEC on February 22, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 29, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the thirteen weeks ended March 29, 2011, we repurchased Class A common stock as follows:

					Approximate Dollar
				Total Number of	Value of Shares That
				Shares Purchased as	May Yet Be Purchased
	Total Number of		Average Price	Part of Publicly	Under the Announced
Period	Shares Purchased		Paid per Share	Announced Program	Program
December 29, 2010 – January 25, 2011	—		$—	—	$448,238,968
January 26, 2011 – March 1, 2011	227	(1)	115.83	—	448,238,968
March 2, 2011 – March 29, 2011	5,131	(1)	121.76	—	448,238,968

Total	5,358		$121.51	—	$448,238,968

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

Panera Bread Company
(Registrant)
Dated: May 4, 2011	By:	/s/ William W. Moreton
William W. Moreton
President, Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: May 4, 2011	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: May 4, 2011	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: May 4, 2011	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Assistant Controller, Chief Accounting Officer

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