Form 10-Q
period 2011-06-28
PANERA BREAD CO
filed 2011-08-03
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, 29,039,259 shares of the registrant’s Class A Common Stock, par value $.0001 per share, and 1,389,087 shares of the registrant’s Class B Common Stock, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	June 28, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$229,569	$229,299
Trade accounts receivable, net	22,961	20,378
Other accounts receivable	25,530	17,962
Inventories	14,333	14,345
Prepaid expenses and other	34,628	23,905
Deferred income taxes	20,164	24,796

Total current assets	347,185	330,685
Property and equipment, net	460,414	444,094
Other assets:
Goodwill	105,050	94,442
Other intangible assets, net	69,197	48,402
Deposits and other	7,325	6,958

Total other assets	181,572	149,802

Total assets	$989,171	$924,581

LIABILITIES
Current liabilities:
Accounts payable	$11,935	$7,346
Accrued expenses	184,532	204,170

Total current liabilities	196,467	211,516
Deferred rent	50,789	47,974
Deferred income taxes	32,062	30,264
Other long-term liabilities	38,599	39,219

Total liabilities	317,917	328,973
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,149,021 issued and 29,022,623 outstanding in 2011; and 30,125,936 issued and 29,006,844 outstanding in 2010	3	3
Class B, 10,000,000 shares authorized; 1,389,087 issued and outstanding in 2011 and 1,391,607 in 2010	—	—
Treasury stock, carried at cost; 1,126,398 shares in 2011 and 1,119,092 shares in 2010	(79,881)	(78,990)
Additional paid-in capital	138,050	130,005
Accumulated other comprehensive income	283	275
Retained earnings	612,799	544,315

Total stockholders’ equity	671,254	595,608

Total liabilities and stockholders’ equity	$989,171	$924,581

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenues:
Bakery-cafe sales, net	$394,525	$322,424	$760,104	$634,924
Franchise royalties and fees	23,022	21,641	45,604	42,504
Fresh dough and other product sales to franchisees	33,533	34,059	67,472	64,906

Total revenues	451,080	378,124	873,180	742,334
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	117,249	90,714	223,458	181,025
Labor	118,926	103,031	232,976	203,713
Occupancy	28,144	24,651	54,917	49,041
Other operating expenses	54,741	43,923	102,068	83,458

Total bakery-cafe expenses	319,060	262,319	613,419	517,237
Fresh dough and other product cost of sales to franchisees	28,625	27,802	56,649	52,637
Depreciation and amortization	19,707	16,915	38,801	33,924
General and administrative expenses	25,001	24,105	51,672	49,117
Pre-opening expenses	1,555	880	2,533	1,156

Total costs and expenses	393,948	332,021	763,074	654,071

Operating profit	57,132	46,103	110,106	88,263
Interest expense	197	165	422	333
Other (income) expense, net	(176)	3,010	(980)	3,316

Income before income taxes	57,111	42,928	110,664	84,614
Income taxes	21,401	16,273	42,180	32,114

Net income	35,710	26,655	68,484	52,500
Less: net loss attributable to noncontrolling interest	—	(49)	—	(49)

Net income attributable to Panera Bread Company	$35,710	$26,704	$68,484	$52,549

Earnings per common share attributable to Panera Bread Company:
Basic	$1.20	$0.86	$2.29	$1.69

Diluted	$1.18	$0.85	$2.27	$1.67

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,867	31,195	29,848	31,183

Diluted	30,198	31,512	30,173	31,519

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 28, 2011	June 29, 2010
Cash flows from operations:
Net income	$68,484	$52,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,801	33,924
Stock-based compensation expense	5,140	4,684
Tax benefit from exercise of stock options	(925)	(5,131)
Deferred income taxes	6,430	(9,983)
Other	1,566	(257)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	(10,151)	(2,916)
Inventories	414	301
Prepaid expenses	(10,723)	(9,704)
Deposits and other	(367)	(468)
Accounts payable	4,589	462
Accrued expenses	(18,898)	30,953
Deferred rent	2,815	1,090
Other long-term liabilities	(2,306)	5,496

Net cash provided by operating activities	84,869	100,951

Cash flows from investing activities:
Additions to property and equipment	(46,982)	(23,793)
Acquisitions, net of cash acquired	(39,746)	—
Proceeds from sale of bakery-cafes	115	2,204

Net cash used in investing activities	(86,613)	(21,589)

Cash flows from financing activities:
Repurchase of common stock	(891)	(71,398)
Exercise of employee stock options	1,004	21,736
Tax benefit from exercise of stock options	925	5,131
Proceeds from issuance of common stock under employee benefit plans	976	864

Net cash provided by (used in) financing activities	2,014	(43,667)

Net increase in cash and cash equivalents	270	35,695
Cash and cash equivalents at beginning of period	229,299	246,400

Cash and cash equivalents at end of period	$229,569	$282,095

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
Note 2. Business Combinations and Divestitures
Texas Divestiture
On February 9, 2011, the Company sold substantially all of the assets of two Paradise Bakery & Café (“Paradise”) bakery-cafes to an existing Texas franchisee for a sales price of approximately $0.1 million, resulting in a nominal gain, which is classified in other (income) expense, net in the Consolidated Statements of Operations.
Milwaukee Franchisee Acquisition
On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, with $2.1 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the 18 month anniversary of the transaction closing date, October 19, 2012, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.

The acquired business contributed revenues of $11.4 million and net income of less than $0.1 million for the period from April 20, 2011 through June 28, 2011. The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Bakery-cafe sales, net	$407,109	$335,008	785,273	660,093
Net income	35,841	26,834	68,743	52,809
The pro forma amounts included in the table above reflect the application of the Company’s accounting policies and adjustment of the results of the Milwaukee bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 30, 2009, together with the consequential tax impacts.
The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to inventories, $9.3 million to property and equipment, $23.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $1.7 million to liabilities, and $10.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.
New Jersey Franchisee Acquisition
On September 29, 2010 the Company purchased substantially all of the assets and certain liabilities of 37 bakery-cafes and the area development rights from a New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price was paid on September 29, 2010, with $2.8 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the first anniversary of the transaction closing date, September 29, 2011, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.
The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 29, 2010	June 29, 2010
Bakery-cafe sales, net	$343,735	$677,775
Net income	27,257	53,938
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

Alabama Divestiture
On April 27, 2010, the Company sold substantially all of the assets of three bakery-cafes and the area development rights for Mobile, Alabama to an existing franchisee for a sales price of approximately $2.2 million, resulting in a gain of approximately $0.6 million, which was classified in other (income) expense, net in the Consolidated Statements of Operations.
Canada Franchisee Acquisition
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
On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued noncontrolling interest to Millennium at a fair value of $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of $4.1 million, subject to certain closing adjustments. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction is excluded from the Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill.
On December 28, 2010, the Company purchased the remaining noncontrolling interest of Millennium for $0.7 million. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Millennium, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.

Note 3. Stockholders’ Equity
The following tables illustrate the changes in stockholders’ equity for the twenty-six weeks ended June 28, 2011 and June 29, 2010, respectively (in thousands):

								Accumulated
								Other
		Compre-				Additional		Compre-	Noncon-
		hensive	Common Stock		Treasury	Paid-in	Retained	hensive	trolling
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224	$—

Comprehensive income:
Net income (loss)	52,500	$52,500	—	—	—	—	52,549	—	(49)
Other comprehensive income:
Foreign currency translation adjustment	34	34	—	—	—	—	—	34	—

Total other comprehensive income	34	34

Comprehensive income	52,534	$52,534

Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	630
Issuance of common stock	864		—	—	—	864	—	—	—
Exercise of employee stock options	21,736		—	—	—	21,736	—	—	—
Stock-based compensation expense	4,684		—	—	—	4,684	—	—	—
Repurchase of common stock	(71,398)		—	—	(510)	(70,888)	—	—	—
Tax benefit from exercise of stock options	5,131		—	—	—	5,131	—	—	—

Balance, June 29, 2010	$611,217		$3	$—	$(4,438)	$129,815	$484,998	$258	$581

Balance, December 28, 2010	$595,608		$3	$—	$(78,990)	$130,005	$544,315	$275	$—

Comprehensive income:
Net income	68,484	$68,484	—	—	—	—	68,484	—	—
Other comprehensive income:
Foreign currency translation adjustment	8	8	—	—	—	—	—	8	—

Total other comprehensive income	8	8

Comprehensive income	68,492	$68,492

Issuance of common stock	976		—	—	—	976	—	—	—
Exercise of employee stock options	1,004		—	—	—	1,004	—	—	—
Stock-based compensation expense	5,140		—	—	—	5,140	—	—	—
Repurchase of common stock	(891)		—	—	(891)	—	—	—	—
Tax benefit from exercise of stock options	925		—	—	—	925	—	—	—

Balance, June 28, 2011	$671,254		$3	$—	$(79,881)	$138,050	$612,799	$283	$—

Note 4. Fair Value Measurements
The Company’s $39.4 million and $44.5 million in cash equivalents at June 28, 2011 and December 28, 2010, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).
Note 5. Inventories
Inventories consisted of the following (in thousands):

	June 28, 2011	December 28, 2010
Food:
Fresh dough facilities:
Raw materials	$2,829	$2,338
Finished goods	169	261
Bakery-cafes:
Raw materials	8,949	8,780
Paper goods	2,386	2,966

	$14,333	$14,345

Note 6. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at June 28, 2011 (in thousands):

	Company Bakery-	Franchise	Fresh Dough
	Cafe Operations	Operations	Operations	Total
Balance as of December 28, 2010	$90,813	$1,934	$1,695	$94,442
Acquisitions	10,560	—	—	10,560
Currency translation	48	—	—	48

Balance as of June 28, 2011	$101,421	$1,934	$1,695	$105,050

Goodwill increased $10.6 million during the twenty-six weeks ended June 28, 2011, primarily as a result of the Milwaukee franchisee acquisition discussed in Note 2.
Note 7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 28, 2011	December 28, 2010
Unredeemed gift cards	$39,091	$47,716
Compensation and related employment taxes	34,140	43,788
Insurance	21,342	20,212
Taxes, other than income tax	16,827	16,281
Capital expenditures	11,191	13,057
Advertising	8,151	9,866
Litigation settlement (Note 9)	7,125	7,125
Rent	5,914	7,084
Fresh dough and other product operations	5,578	5,071
Loyalty program	5,564	4,280
Deferred revenue	5,225	1,962
Deferred purchase price	4,817	5,040
Utilities	4,294	3,547
Other	15,273	19,141

	$184,532	$204,170

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
As of June 28, 2011 and December 28, 2010, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended June 28, 2011 and June 29, 2010 and $0.3 million and $0.2 million for the twenty-six weeks ended June 28, 2011 and June 29, 2010, respectively. Accrued interest related to the commitment fees was $0.1 million at both June 28, 2011 and December 28, 2010. As of June 28, 2011, the Company was in compliance with all covenants included in the Amended and Restated Credit Agreement.

Note 9. Commitments and Contingencies
Lease Obligations
As of June 28, 2011, the Company guaranteed operating leases of 26 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from July 31, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $23.4 million as of June 28, 2011. The obligations under these leases will generally decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.
Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleged that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide net sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, the Company’s primary directors and officers liability insurer deposited $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The Stipulation of Settlement contains no admission of wrongdoing. On February 22, 2011, the Court preliminarily approved the settlement, and on June 22, 2011, the Court granted final approval of the settlement and entered an order dismissing the class action lawsuit with prejudice. The settlement and dismissal became final on July 22, 2011. The amount deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets as of June 28, 2011.
On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleged, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, the Company agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and its insurer paid plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. On April 8, 2011, the Court granted final approval of the settlement and entered an order dismissing the shareholder derivative lawsuit with prejudice. The settlement and dismissal became final on May 8, 2011. The amount deposited by the Company’s primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in the Company’s Consolidated Balance Sheets as of June 28, 2011.
On December 9, 2009, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Nick Sotoudeh, a former employee of the Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the lawsuit was amended to add another former employee, Gabriela Brizuela, to the original suit. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, has not recorded a liability in its Consolidated Balance Sheets.

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
In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows individually or in the aggregate.
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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Panera Bread or Paradise Bakery & Café names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Paradise Bakery & Café names and other services.
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

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenues:
Company bakery-cafe operations	$394,525	$322,424	$760,104	$634,924
Franchise operations	23,022	21,641	45,604	42,504
Fresh dough and other product operations	67,676	66,809	133,701	120,551
Intercompany sales eliminations	(34,143)	(32,750)	(66,229)	(55,645)

Total revenues	$451,080	$378,124	$873,180	$742,334

Segment profit:
Company bakery-cafe operations	$75,465	$60,105	$146,685	$117,688
Franchise operations	21,444	20,256	42,451	39,776
Fresh dough and other product operations	4,908	6,257	10,823	12,269

Total segment profit	$101,817	$86,618	$199,959	$169,733

Depreciation and amortization	$19,707	$16,915	$38,801	$33,924
Unallocated general and administrative expenses	23,423	22,720	48,519	46,390
Pre-opening expenses	1,555	880	2,533	1,156
Interest expense	197	165	422	333
Other (income) expense, net	(176)	3,010	(980)	3,316

Income before income taxes	$57,111	$42,928	$110,664	$84,614

Depreciation and amortization:
Company bakery-cafe operations	$16,903	$13,990	$33,147	$28,105
Fresh dough and other product operations	1,707	1,921	3,451	3,831
Corporate administration	1,097	1,004	2,203	1,988

Total depreciation and amortization	$19,707	$16,915	$38,801	$33,924

Capital expenditures:
Company bakery-cafe operations	$19,893	$9,572	$41,783	$18,766
Fresh dough and other product operations	2,131	974	2,348	1,499
Corporate administration	2,244	2,782	2,851	3,528

Total capital expenditures	$24,268	$13,328	$46,982	$23,793

	June 28, 2011	December 28, 2010
Segment assets:
Company bakery-cafe operations	$645,969	$581,193
Franchise operations	6,835	6,679
Fresh dough and other product operations	45,860	48,393

Total segment assets	$698,664	$636,265

Unallocated trade and other accounts receivable	2,858	9,409
Unallocated property and equipment	21,505	19,798
Unallocated deposits and other	4,373	4,549
Other unallocated assets	261,771	254,560

Total assets	$989,171	$924,581

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.
Note 11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$35,710	$26,704	$68,484	$52,549

Weighted average number of shares outstanding — basic	29,867	31,195	29,848	31,183
Effect of dilutive stock-based employee compensation awards	331	317	325	336

Weighted average number of shares outstanding — diluted	30,198	31,512	30,173	31,519

Earnings per common share attributable to Panera Bread Company:
Basic	$1.20	$0.86	$2.29	$1.69

Diluted	$1.18	$0.85	$2.27	$1.67

For the thirteen and twenty-six weeks ended June 28, 2011, and June 29, 2010, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 12. Subsequent Events
The Company has had initiatives underway to better align its Paradise Company-owned and franchise-operated bakery-cafes. These actions resulted in the acquisition of the one franchisee as well as the mutual termination of franchisee agreements and de-identification of cafes associated with two other franchisees.
On July 26, 2011, the Company purchased substantially all the assets and certain liabilities of five Paradise bakery-cafes and the area development rights from an Indiana franchisee for a purchase price of approximately $5.1 million, which the Company paid with cash on hand at the time of closing. The Company’s results for the reported periods were not impacted by this acquisition as it was completed subsequent to June 28, 2011.
Effective June 30, 2011, the franchisee agreements for 13 franchise-operated Paradise bakery-cafes in the Denver and Portland markets were mutually terminated and the aforementioned cafes de-identified from the Paradise brand. The de-identified bakery-cafes will no longer display the Paradise name or resemblance, nor will they retain any operating relationships with the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions whether in the negative or the affirmative, that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and those discussed from time to time in our Securities and Exchange Commission reports, or SEC, including our Form 10-K for the year ended December 28, 2010 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statement was made.
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
Use of Non-GAAP Measurements
We include in this report information on Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales percentages. Company-owned comparable net bakery-cafe sales percentages are based on net sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable net bakery-cafe sales percentages are based on net sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable net bakery-cafe sales percentages are based on net sales at Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable net bakery-cafe sales percentages after we have acquired a 100 percent ownership interest and such acquisition occurred prior to the first day of our prior fiscal year. Comparable net bakery-cafe sales exclude closed locations.

Comparable net bakery-cafe sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and may not be equivalent to comparable net bakery-cafe sales as defined or used by other companies. We do not record franchise-operated net bakery-cafe sales as revenues. However, royalty revenues are calculated based on a percentage of franchise-operated net bakery-cafe sales, as reported by franchisees. We use franchise-operated and system-wide net sales information internally in connection with store development decisions, planning, and budgeting analyses. We believe franchise-operated and system-wide net sales information is useful in assessing consumer acceptance of our brand, facilitates an understanding of our financial performance and the overall direction and trends of net sales and operating income, helps us appreciate the effectiveness of our advertising and marketing initiatives, to which our franchisees also contribute based on a percentage of their net sales, and provides information that is relevant for comparison within the industry.
We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect net sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on net sales from bakery-cafes included in our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks they are open as customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly net sales during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
For the thirteen weeks ended June 28, 2011, we earned $1.18 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.9 percent compared to the thirteen weeks ended June 29, 2010 (growth of 4.4 percent for Company-owned bakery-cafes and growth of 3.6 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $44,268 ($44,118 for Company-owned bakery-cafes and $44,398 for franchise-operated bakery-cafes); and 28 new bakery-cafes opened system-wide (13 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes) and two franchise-operated bakery-cafes closed. Additionally, during the second quarter of fiscal 2011, we acquired 25 bakery-cafes in the Milwaukee market from a franchisee, as described in Note 2.
For the thirteen weeks ended June 29, 2010, we earned $0.85 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 9.9 percent compared to the thirteen weeks ended June 30, 2009 (growth of 9.6 percent for Company-owned bakery-cafes and growth of 10.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 9.2 percent to $42,903 ($41,940 for Company-owned bakery-cafes and $43,615 for franchise-operated bakery-cafes); and 13 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and five franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Additionally, during the second quarter of fiscal 2010, we sold three bakery-cafes in the Mobile, Alabama market to an existing franchisee and acquired a majority interest in three bakery-cafes in the Ontario, Canada market from a franchisee, as described in Note 2. Our results for the thirteen weeks ended June 29, 2010 of $0.85 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under its $600.0 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.
For the twenty-six weeks ended June 28, 2011, we earned $2.27 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.7 percent compared to the twenty-six weeks ended June 29, 2010 (growth of 3.8 percent for Company-owned bakery-cafes and growth of 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.0 percent to $43,687 ($43,340 for Company-owned bakery-cafes and $43,982 for franchise-operated bakery-cafes); 47 new bakery-cafes opened system-wide (21 Company-owned bakery-cafes and 26 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (three Company-owned bakery-cafe and four franchise-operated bakery-cafe). Additionally, during the twenty-six weeks ended June 28, 2011, we acquired 25 bakery-cafes in the Milwaukee market from a franchisee, as described in Note 2.
For the twenty-six weeks ended June 29, 2010, we earned $1.67 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 9.7 percent compared to the twenty-six weeks ended June 30, 2009 (growth of 9.8 percent for Company-owned bakery-cafes and growth of 9.7 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 9.2 percent to $42,428 ($41,492 for Company-owned bakery-cafes and $43,120 for franchise-operated bakery-cafes); 21 new bakery-cafes opened system-wide (11 Company-owned bakery-cafes and 10 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Additionally, during the twenty-six weeks ended June 29, 2010, we sold three bakery-cafes in the Mobile, Alabama market to an existing franchisee and acquired a majority interest in three bakery-cafes in the Ontario, Canada market from a franchisee, as described in Note 2. Our results for twenty-six weeks ended June 29, 2010 of $1.67 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under our $600.0 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenues:
Bakery-cafe sales, net	87.5%	85.3%	87.1%	85.5%
Franchise royalties and fees	5.1	5.7	5.2	5.7
Fresh dough and other product sales to franchisees	7.4	9.0	7.7	8.7

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.7%	28.1%	29.4%	28.5%
Labor	30.1	32.0	30.7	32.1
Occupancy	7.1	7.6	7.2	7.7
Other operating expenses	13.9	13.6	13.4	13.1

Total bakery-cafe expenses	80.9	81.4	80.7	81.5
Fresh dough and other product cost of sales to franchisees (2)	85.4	81.6	84.0	81.1
Depreciation and amortization	4.4	4.5	4.4	4.6
General and administrative expenses	5.5	6.4	5.9	6.6
Pre-opening expenses	0.3	0.2	0.3	0.2

Total costs and expenses	87.3	87.8	87.4	88.1

Operating profit	12.7	12.2	12.6	11.9
Interest expense	—	—	—	—
Other (income) expense, net	—	0.8	(0.1)	0.4

Income before income taxes	12.7	11.4	12.7	11.4
Income taxes	4.8	4.3	4.8	4.3

Net income	7.9	7.1	7.8	7.1
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Panera Bread Company	7.9%	7.1%	7.8%	7.1%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.
The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Number of bakery-cafes:
Company-owned:
Beginning of period	665	588	662	585
Bakery-cafes opened	13	8	21	11
Bakery-cafes closed	—	(1)	(3)	(1)
Bakery-cafes acquired from franchisees	25	3	25	3
Bakery-cafes sold to franchisees	—	(3)	(2)	(3)

End of period	703	595	703	595

Franchise-operated:
Beginning of period	802	800	791	795
Bakery-cafes opened	15	5	26	10
Bakery-cafes closed	(2)	(1)	(4)	(1)
Bakery-cafes sold to Company	(25)	(3)	(25)	(3)
Bakery-cafes purchased from Company	—	3	2	3

End of period	790	804	790	804

System-wide:
Beginning of period	1,467	1,388	1,453	1,380
Bakery-cafes opened	28	13	47	21
Bakery-cafes closed	(2)	(2)	(7)	(2)

End of period	1,493	1,399	1,493	1,399

Comparable Bakery-Cafe Sales, net
Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Company-owned	4.4%	9.6%	3.8%	9.8%
Franchise-operated	3.6%	10.1%	3.5%	9.7%
System-wide	3.9%	9.9%	3.7%	9.7%
Results of Operations
Revenues
Total revenues for the thirteen weeks ended June 28, 2011 increased 19.3 percent to $451.1 million compared to $378.1 million for the thirteen weeks ended June 29, 2010. The growth in total revenues for the thirteen weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to the opening of 102 new bakery-cafes system-wide since June 29, 2010 and to the 3.9 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended June 28, 2011. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 28, 2011	June 29, 2010	Change
System-wide average weekly net sales	$44,268	$42,903	3.2%
Total revenues for the twenty-six weeks ended June 28, 2011 increased 17.6 percent to $873.2 million compared to $742.3 million for the twenty-six weeks ended June 29, 2010. The growth in total revenues for the twenty-six weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to the opening of 102 new bakery-cafes system-wide since June 29, 2010, and to the 3.7 percent increase in system-wide comparable net bakery-cafe sales for the twenty-six weeks ended June 28, 2011. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 28, 2011	June 29, 2010	Change
System-wide average weekly net sales	$43,687	$42,428	3.0%
Net bakery-cafe sales for the thirteen weeks ended June 28, 2011 increased 22.4 percent to $394.5 million compared to $322.4 million for the thirteen weeks ended June 29, 2010. The increase in net bakery-cafe sales for the thirteen weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to the opening of 52 new Company-owned bakery-cafes, the acquisition of 62 franchise-operated bakery-cafes since June 29, 2010, and the 4.4 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended June 28, 2011, partially offset by the closure of four Company-owned bakery-cafes and the sale of two Company-owned bakery-cafes since June 29, 2010. This 4.4 percent growth in comparable net bakery-cafe sales was driven by approximately 2.9 percent of transaction growth and approximately 1.5 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.5 percent and negative mix impact of approximately 1.0 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 87.5 percent for the thirteen weeks ended June 28, 2011 as compared to 85.3 percent for the same period in 2010. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	Jnne 28, 2011	June 29, 2010	Change
Company-owned average weekly net sales	$44,118	$41,940	5.2%
Company-owned number of operating weeks	8,938	7,692	16.2%
Net bakery-cafe sales for the twenty-six weeks ended June 28, 2011 increased 19.7 percent to $760.1 million compared to $634.9 million for the twenty-six weeks ended June 29, 2010. The increase in net bakery-cafe sales for the twenty-six weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to the opening of 52 new Company-owned bakery-cafes, the acquisition of 62 franchise-operated bakery-cafes since June 29, 2010, and the 3.8 percent increase in comparable Company-owned net bakery-cafe sales for the twenty-six weeks ended June 28, 2011, partially offset by the closure of four Company-owned bakery-cafes and the sale of two Company-owned bakery-cafes since June 29, 2010. This 3.8 percent increase in comparable net bakery-cafe sales was driven by approximately 2.3 percent of transaction growth and approximately 1.5 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.5 percent and negative mix impact of approximately 1.0 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 87.1 percent for the twenty-six weeks ended June 28, 2011 as compared to 85.5 percent for the same period in 2010. In addition, the increase in average weekly net sales for Company-owned bakery-cafes for the twenty-six weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 28, 2011	June 29, 2010	Change
Company-owned average weekly net sales	$43,340	$41,492	4.5%
Company-owned number of operating weeks	17,533	15,311	14.5%
Franchise royalties and fees for the thirteen weeks ended June 28, 2011 increased 6.4 percent to $23.0 million compared to $21.6 million for the thirteen weeks ended June 29, 2010. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	June 28, 2011	June 29, 2010
Franchise royalties	$22,380	$21,373
Franchise fees	642	268

Total	$23,022	$21,641

The increase in franchise royalty and fee revenues for the thirteen weeks ended June 28, 2011 compared to the same period in 2010 was primarily due to the opening of 50 franchise-operated bakery-cafes since June 29, 2010 and the 3.6 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended June 28, 2011, partially offset by the closure of four franchise-operated bakery cafes and our purchase of 62 franchise-operated bakery-cafes since June 29, 2010. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 28, 2011	June 29, 2010	Change
Franchise-operated average weekly net sales	$44,398	$43,615	1.8%
Franchise-operated number of operating weeks	10,264	10,397	-1.3%
Franchise royalties and fees for the twenty-six weeks ended June 28, 2011 increased 7.3 percent to $45.6 million compared to $42.5 million for the twenty-six weeks ended June 29, 2010. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 26 Weeks Ended
	June 28, 2011	June 29, 2010
Franchise royalties	$44,532	$42,047
Franchise fees	1,072	457

Total	$45,604	$42,504

The increase in franchise royalty and fee revenues for the twenty-six weeks ended June 28, 2011 compared to the same period in 2010 was due to the opening of 50 franchise-operated bakery-cafes since June 29, 2010 and the 3.5 percent increase in comparable franchise-operated net bakery-cafe sales for the twenty-six weeks ended June 28, 2011, partially offset by the closure of four franchise-operated bakery cafes and our purchase of 62 franchise-operated bakery-cafes since June 29, 2010. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 28, 2011	June 29, 2010	Change
Franchise-operated average weekly net sales	$43,982	$43,120	2.0%
Franchise-operated number of operating weeks	20,567	20,703	-0.7%
As of June 28, 2011, we had 790 franchise-operated bakery-cafes open and we have received commitments to open 207 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended June 28, 2011 decreased 1.5 percent to $33.5 million compared to $34.1 million for the thirteen weeks ended June 29, 2010. Fresh dough and other product sales to franchisees for the twenty-six weeks ended June 28, 2011 increased 4.0 percent to $67.5 million compared to $64.9 million for the twenty-six weeks ended June 29, 2010. The decrease in fresh dough and other product sales to franchisees for the thirteen weeks ended June 28, 2011 was primarily due to our purchase of 62 franchise-operated bakery-cafes, of which 25 franchise-operated bakery-cafes were purchased during thirteen weeks ended June 28, 2011, and the closure of four franchise-operated bakery-cafes since June 29, 2010, partially offset by the 3.6 percent increase in franchise-operated comparable net bakery-cafe sales. The increase in fresh dough and other product sales to franchisees for the twenty-six weeks ended June 28, 2011 was primarily due to the 3.5 percent increase in franchise-operated comparable net bakery-cafe sales, partially offset by our purchase of 62 franchise-operated bakery-cafes and the closure of four franchise-operated bakery-cafes since June 29, 2010.
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
The cost of food and paper products was $117.2 million, or 29.7 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011 compared to $90.7 million, or 28.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 29, 2010. The cost of food and paper products was $223.5 million, or 29.4 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011 compared to $181.0 million, or 28.5 percent of net bakery-cafe sales, for the twenty-six weeks ended June 29, 2010. This increase in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily due to food cost inflation of approximately four to five percent, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. For the thirteen and twenty-six weeks ended June 28, 2011, there was an average of 68.9 and 68.4 bakery-cafes per fresh dough facility compared to an average of 64.7 and 64.4 as of June 29, 2010, respectively.
Labor expense was $118.9 million, or 30.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011 compared to $103.0 million, or 32.0 percent of net bakery-cafe sales, for the thirteen weeks ended June 29, 2010. Labor expense was $233.0 million, or 30.7 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011 compared to $203.7 million, or 32.1 percent of net bakery-cafe sales, for the twenty-six weeks ended June 29, 2010. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower benefits costs due to lower than expected self-insurance claims, and lower average wage in our bakery-cafes.
Occupancy cost was $28.1 million, or 7.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011 compared to $24.7 million, or 7.6 percent of net bakery-cafe sales, for the thirteen weeks ended June 29, 2010. Occupancy cost was $54.9 million, or 7.2 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011 compared to $49.0 million, or 7.7 percent of net bakery-cafe sales, for the twenty-six weeks ended June 29, 2010. The decrease in occupancy cost as a percentage of net bakery-cafe sales between the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in prior years than anticipated, improved leverage from higher comparable net bakery-cafe sales, and lower occupancy costs in new bakery-cafes and favorably negotiated leases in existing bakery-cafes.
Other operating expenses were $54.7 million, or 13.9 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011 compared to $43.9 million, or 13.6 percent of net bakery-cafe sales, for the thirteen weeks ended June 29, 2010. Other operating expenses were $102.1 million, or 13.4 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011 compared to $83.5 million, or 13.1 percent of net bakery-cafe sales, for the twenty-six weeks ended June 29, 2010. The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily a result of increased marketing expense, partially offset by leverage from higher comparable net bakery-cafe sales.
Fresh dough and other product cost of sales to franchisees were $28.6 million, or 85.4 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 28, 2011, compared to $27.8 million, or 81.6 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 29, 2010. Fresh dough and other product cost of sales to franchisees were $56.7 million, or 84.0 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 28, 2011, compared to $52.6 million, or 81.1 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 29, 2010. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

General and administrative expenses were $25.0 million, or 5.5 percent of total revenues, for the thirteen weeks ended June 28, 2011 compared to $24.1 million, or 6.4 percent of total revenues, for the thirteen weeks ended June 29, 2010. General and administrative expenses were $51.7 million, or 5.9 percent of total revenues, for the twenty-six weeks ended June 28, 2011 compared to $49.1 million, or 6.6 percent of total revenues, for the twenty-six weeks ended June 29, 2010. The decrease in general and administrative expenses as a percent of total revenues for the thirteen and twenty-six weeks ended June 28, 2011 compared to the same periods in 2010 was primarily due to improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
Interest Expense
Interest expense was $0.2 million, or less than 0.1 percent of total revenues, for both the thirteen weeks ended June 28, 2011 and June 29, 2010. Interest expense was $0.4 million, or less than 0.1 percent of total revenues, for the twenty-six weeks ended June 28, 2011 compared to $0.3 million, or less than 0.1 percent of total revenues, for the twenty-six weeks ended June 29, 2010.
Other (Income) and Expense, net
Other (income) and expense, net was $0.2 million of income, or less than 0.1 percent of total revenues, for the thirteen weeks ended June 28, 2011 compared to $3.0 million of expense, or 0.8 percent of total revenues, for the thirteen weeks ended June 29, 2010. Other (income) and expense, net was $1.0 million of income, or 0.1 percent of total revenues, for the twenty-six weeks ended June 28, 2011 compared to $3.3 million of expense, or 0.4 percent of total revenues, for the twenty-six weeks ended June 29, 2010. Other (income) and expense, net for the thirteen and twenty-six weeks ended June 28, 2011 was primarily comprised of immaterial items. Other (income) and expense, net for the thirteen and twenty-six weeks ended June 29, 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items.
Income Taxes
The provision for income taxes increased to $21.4 million for the thirteen weeks ended June 28, 2011 compared to $16.3 million for the thirteen weeks ended June 29, 2010. The tax provision for the thirteen weeks ended June 28, 2011 and June 29, 2010 reflects a combined federal, state, and local effective tax rate of 37.5 percent and 37.9 percent, respectively. The provision for income taxes increased to $42.2 million for the twenty-six weeks ended June 28, 2011 compared to $32.1 million for the twenty-six weeks ended June 29, 2010. The tax provision for both the twenty-six weeks ended June 28, 2011 and June 29, 2010 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 38.0 percent, respectively. The decrease in the thirteen week period rate was primarily driven by an increase in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements. The modest increase in the twenty-six week period rate was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.
Liquidity and Capital Resources
Cash and cash equivalents were $229.6 million at June 28, 2011 compared with $229.3 million at December 28, 2010. This modest increase was primarily a result of $84.9 million of cash generated from operations and $2.0 million of cash generated from financing operations, partially offset by $47.0 million used on capital expenditures and $39.7 million used for acquisitions during the twenty-six weeks ended June 28, 2011. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $150.7 million at June 28, 2011 compared to $119.2 million at December 28, 2010. The increase in working capital from December 28, 2010 to June 28, 2011 resulted primarily from a decrease in accrued expenses of $19.6 million, an increase in prepaid expenses and other of $10.7 million, and an increase in trade and other accounts receivable, net of $10.2 million, partially offset by a decrease of $4.6 million in deferred income taxes and an increase in accounts payable of $4.6 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 26 Weeks Ended
	June 28, 2011	June 29, 2010
Cash provided by (used in):
Operating activities	$84,869	$100,951
Investing activities	(86,613)	(21,589)
Financing activities	2,014	(43,667)

Total	$270	$35,695

Operating Activities
Cash flows provided by operating activities for the twenty-six weeks ended June 28, 2011 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a decrease in accrued expenses and increases in prepaid expenses and trade and other accounts receivable, net. Cash flows provided by operating activities for the twenty-six weeks ended June 29, 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, and an increase in accrued expenses, partially offset by increases in prepaid expense and trade and other accounts receivable, net.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 28, 2011	June 29, 2010
New bakery-cafe and fresh dough facilities	$27,586	$11,907
Bakery-cafe and fresh dough facility improvements	13,395	5,929
Other capital needs	6,001	5,957

Total	$46,982	$23,793

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 100 to 105 system-wide bakery-cafe openings in the fiscal year ended December 27, 2011, or fiscal 2011.
Investing activities for the twenty-six weeks ended June 28, 2011 included additions to property and equipment of $47.0 million offset by $0.1 million received from the sale of the two bakery-cafes.
Business Combinations
We used approximately $39.7 million of cash flows for acquisitions, in the twenty-six weeks ended June 28, 2011. In the twenty-six weeks ended June 28, 2011, we purchased substantially all the assets and certain liabilities of 25 bakery-cafes from a Milwaukee franchisee. Refer to Note 2 for further information related to business combinations.
Financing Activities
Financing activities for the twenty-six weeks ended June 28, 2011 included $0.9 million used to repurchase shares of our Class A common stock, partially offset by $1.0 million received from the exercise of employee stock options, $1.0 million received from the issuance of common stock, and $0.9 million received from the tax benefit from exercise of stock options. Financing activities for the twenty-six weeks ended June 29, 2010 included $71.4 million used to repurchase shares of our Class A common stock, partially offset by $21.7 million received from the exercise of employee stock options, $5.1 million received from the tax benefit from exercise of stock options, and $0.9 million received from the issuance of common stock.

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the twenty-six weeks ended June 28, 2011, we did not repurchase any shares under the share repurchase authorization. During the twenty-six weeks ended June 29, 2010, we repurchased 897,556 shares under the share repurchase authorization at an average price of $78.95. As of the date of this report, under the share repurchase authorization, we repurchased a total of 1,932,969 shares of our Class A common stock at a weighted-average price of $78.50 per share for an aggregate purchase price of approximately $152.0 million. We have approximately $448.0 million available under the existing $600.0 million repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the twenty-six weeks ended June 28, 2011, we repurchased 7,306 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $122.03 per share for an aggregate purchase price of $0.9 million pursuant to the terms of the Plans and the applicable award agreements. During the twenty-six weeks ended June 29, 2010, we repurchased 6,534 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.95 per share for an aggregate purchase price of $0.5 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.
Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of June 28, 2011 and December 28, 2010, we had no balance outstanding under the Amended and Restated Credit Agreement. As of June 28, 2011, we were in compliance with all covenants included in the Amended and Restated Credit Agreement.
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

Contractual Obligations and Other Commitments
We currently anticipate 100 to 105 system-wide bakery-cafe openings in fiscal 2011. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on net sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.
Off-Balance Sheet Arrangements
As of June 28, 2011, we guaranteed operating leases of 26 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from July 31, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $23.4 million as of June 28, 2011. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current or former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006. Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division. Each complaint alleged that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide net sales and earnings guidance during the period from November 1, 2005 through July 26, 2006. Each complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper. On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff. On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit. Under the terms of the Stipulation of Settlement, our primary directors and officers liability insurer deposited $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The Stipulation of Settlement contains no admission of wrongdoing. On February 22, 2011, the Court preliminarily approved the settlement, and on June 22, 2011, the Court granted final approval of the settlement and entered an order dismissing the class action lawsuit with prejudice. The settlement and dismissal became final on July 22, 2011. The amount deposited by our primary directors and officers liability insurer into the settlement fund of $5.7 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets as of June 28, 2011.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current or former officers and certain current directors. The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri. The complaint alleged, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008. The complaint sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit. Under the terms of the Stipulation of Settlement, we agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and our insurer paid plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. On April 8, 2011, the Court granted final approval of the settlement and entered an order dismissing the shareholder derivative lawsuit with prejudice. The settlement and dismissal became final on May 8, 2011. The amount deposited by our primary directors and officers liability insurer into the settlement fund of $1.4 million is included in other accounts receivable and accrued expenses in our Consolidated Balance Sheets as of June 28, 2011.
On December 9, 2009, a purported class action lawsuit was filed against us and one of our subsidiaries by Nick Sotoudeh, a former employee of ours. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the lawsuit was amended to add another former employee, Gabriela Brizuela, to the original suit. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and as such, have not recorded a liability in our Consolidated Balance Sheets.
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
In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows individually or in the aggregate.

Item 1A.	Risk Factors
Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, as filed with the SEC on February 22, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 28, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the thirteen weeks ended June 28, 2011, we repurchased Class A common stock as follows:

					Approximate Dollar
				Total Number of	Value of Shares That
				Shares Purchased as	May Yet Be Purchased
	Total Number of		Average Price	Part of Publicly	Under the Announced
Period	Shares Purchased		Paid per Share	Announced Program	Program
March 30, 2011 – April 26, 2011	1,137	(1)	$123.42	—	$448,238,968
April 27, 2011 – May 31, 2011	811	(1)	123.50	—	448,238,968
June 1, 2011 – June 28, 2011	—	(1)	—	—	448,238,968

Total	1,948		$123.45	—	$448,238,968

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

Item 5.	Other Information
As we previously reported, in a non-binding advisory vote at the 2011 Annual Meeting of Stockholders, a majority of the votes cast voted in favor of an annual advisory stockholder vote on the compensation of our named executive officers. After taking into consideration these voting results and our board of director’s recommendation in favor of an annual advisory stockholder vote on the compensation of our named executive officers, we intend to hold future advisory votes on the compensation of our named executive officers every year.

Item 6.	Exhibits

Exhibit
Number		Description

31.1		Certification by Chief Executive Officer

31.2		Certification by Chief Financial Officer

32		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101	.INS*	XBRL Instance Document

101	.SCH*	XBRL Taxonomy Extension Schema Document

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(Registrant)

Dated: August 3, 2011	By:	/s/ William W. Moreton
William W. Moreton
President, Chief Executive Officer (on behalf of registrant and as principal executive officer)

Dated: August 3, 2011	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Senior Vice President, Chief Financial Officer (principal financial officer)

Dated: August 3, 2011	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Vice President, Controller

Dated: August 3, 2011	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Assistant Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

31.1		Certification by Chief Executive Officer

31.2		Certification by Chief Financial Officer

32		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101	.INS*	XBRL Instance Document

101	.SCH*	XBRL Taxonomy Extension Schema Document

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.