Form 10-Q
period 2011-09-27
PANERA BREAD CO
filed 2011-10-31
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 28, 2011, 28,260,957 shares of the registrant’s Class A Common Stock, par value $.0001 per share, and 1,383,687 shares of the registrant’s Class B Common Stock, par value $.0001 per share, were outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25
PART II	OTHER INFORMATION	25
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 6.	EXHIBITS	28
	Signatures	29
	Exhibit Index	30
	EX-10.1
	EX-31.1
	EX-31.2
	EX-32
	EX-101 INSTANCE DOCUMENT
	EX-101 SCHEMA DOCUMENT
	EX-101 CALCULATION LINKBASE DOCUMENT
	EX-101 LABELS LINKBASE DOCUMENT
	EX-101 PRESENTATION LINKBASE DOCUMENT
	EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 27, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$180,897	$229,299
Trade accounts receivable, net	25,026	20,378
Other accounts receivable	25,905	17,962
Inventories	15,242	14,345
Prepaid expenses and other	33,699	23,905
Deferred income taxes	17,686	24,796
Total current assets	298,455	330,685
Property and equipment, net	471,867	444,094
Other assets:
Goodwill	108,054	94,442
Other intangible assets, net	68,891	48,402
Deposits and other	7,274	6,958
Total other assets	184,219	149,802
Total assets	$954,541	$924,581
LIABILITIES
Current liabilities:
Accounts payable	$9,512	$7,346
Accrued expenses	204,489	204,170
Total current liabilities	214,001	211,516
Deferred rent	51,490	47,974
Deferred income taxes	32,154	30,264
Other long-term liabilities	42,409	39,219
Total liabilities	340,054	328,973
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,289,893 issued and 28,269,723 outstanding at September 27, 2011; and 30,125,936 issued and 29,006,844 outstanding at December 28, 2010	3	3
Class B, 10,000,000 shares authorized; 1,389,087 issued and outstanding at September 27, 2011 and 1,391,607 at December 28, 2010	—	—
Treasury stock, carried at cost; 2,020,170 shares at September 27, 2011 and 1,119,092 shares at December 28, 2010	(172,637)	(78,990)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 27, 2011 and December 28, 2010	—	—
Additional paid-in capital	145,160	130,005
Accumulated other comprehensive income	314	275
Retained earnings	641,647	544,315
Total stockholders’ equity	614,487	595,608
Total liabilities and stockholders’ equity	$954,541	$924,581

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenues:
Bakery-cafe sales, net	$397,271	$315,231	$1,157,375	$950,155
Franchise royalties and fees	22,677	21,521	68,281	64,025
Fresh dough and other product sales to franchisees	33,139	35,242	100,611	100,148
Total revenues	453,087	371,994	1,326,267	1,114,328
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	119,518	89,869	342,976	270,894
Labor	121,418	103,192	354,394	306,905
Occupancy	29,763	25,071	84,680	74,112
Other operating expenses	55,303	45,786	157,371	129,244
Total bakery-cafe expenses	326,002	263,918	939,421	781,155
Fresh dough and other product cost of sales to franchisees	29,283	30,272	85,932	82,909
Depreciation and amortization	20,068	16,300	58,869	50,224
General and administrative expenses	28,844	24,297	80,516	73,414
Pre-opening expenses	1,283	1,211	3,816	2,367
Total costs and expenses	405,480	335,998	1,168,554	990,069
Operating profit	47,607	35,996	157,713	124,259
Interest expense	194	165	616	498
Other (income) expense, net	837	(540)	(143)	2,776
Income before income taxes	46,576	36,371	157,240	120,985
Income taxes	17,728	13,656	59,908	45,774
Net income	28,848	22,715	97,332	75,211
Less: net loss attributable to noncontrolling interest	—	(82)	—	(131)
Net income attributable to Panera Bread Company	$28,848	$22,797	$97,332	$75,342
Earnings per common share attributable to Panera Bread Company:
Basic	$0.98	$0.75	$3.27	$2.44
Diluted	$0.97	$0.75	$3.24	$2.42
Weighted average shares of common and common equivalent shares outstanding:
Basic	29,548	30,273	29,756	30,879
Diluted	29,829	30,534	30,067	31,193

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 27, 2011	September 28, 2010
Cash flows from operations:
Net income	$97,332	$75,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,869	50,224
Stock-based compensation expense	7,506	7,112
Tax benefit from exercise of stock options	(3,934)	(5,950)
Deferred income taxes	9,000	(6,552)
Other	2,207	497
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	(12,591)	(3,806)
Inventories	(409)	246
Prepaid expenses	(9,794)	(9,125)
Deposits and other	(316)	(398)
Accounts payable	2,166	2,833
Accrued expenses	(4,562)	29,283
Deferred rent	3,516	3,513
Other long-term liabilities	803	11,080
Net cash provided by operating activities	149,793	154,168
Cash flows from investing activities:
Additions to property and equipment	(67,935)	(49,297)
Acquisitions, net of cash acquired	(44,377)	—
Proceeds from sale of bakery-cafes	115	2,204
Net cash used in investing activities	(112,197)	(47,093)
Cash flows from financing activities:
Repurchase of common stock	(93,647)	(153,376)
Exercise of employee stock options	2,183	24,327
Tax benefit from exercise of stock options	3,934	5,950
Proceeds from issuance of common stock under employee benefit plans	1,532	1,364
Net cash used in financing activities	(85,998)	(121,735)
Net decrease in cash and cash equivalents	(48,402)	(14,660)
Cash and cash equivalents at beginning of period	229,299	246,400
Cash and cash equivalents at end of period	$180,897	$231,740

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

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this updated guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 2. Business Combinations and Divestitures

Indiana Franchisee Acquisition

On July 26, 2011, the Company purchased substantially all the assets and certain liabilities of five Paradise Bakery & Café (“Paradise”) bakery-cafes and the related area development rights from an Indiana franchisee for a purchase price of approximately $5.1 million. Approximately $4.6 million of the purchase price was paid on July 26, 2011, with $0.5 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, July 26, 2013, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the five bakery-cafes and further expanded Company-owned operations into Indiana. The Consolidated Statements of Operations include the results of operations from these five bakery-cafes from the date of their acquisition.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $1.3 million to property and equipment, $1.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements, $0.7 million to liabilities, and $3.1 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

Milwaukee Franchisee Acquisition

On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, with $2.1 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the 18 month anniversary of the transaction closing date, October 19, 2012, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.

The acquired business contributed revenues of $26.4 million and net income of approximately $0.2 million for the period from April 20, 2011 through September 27, 2011. The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 39 Weeks Ended
	September 28, 2010	September 27, 2011	September 28, 2010
Bakery-cafe sales, net	$327,815	$1,195,128	$987,908
Net income	22,928	97,720	75,733

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

Texas Divestiture

On February 9, 2011, the Company sold substantially all of the assets of two Paradise bakery-cafes to an existing Texas franchisee for a sales price of approximately $0.1 million, resulting in a nominal gain, which is classified in other (income) expense, net in the Consolidated Statements of Operations.

New Jersey Franchisee Acquisition

On September 29, 2010 the Company purchased substantially all of the assets and certain liabilities of 37 bakery-cafes and the related area development rights from a New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price was paid on September 29, 2010, with $2.8 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the first anniversary of the transaction closing date, September 29, 2011, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.

The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 39 Weeks Ended
	September 28, 2010	September 28, 2010
Bakery-cafe sales, net	$336,380	$1,014,156
Net income	23,169	77,022

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

On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued noncontrolling interest to Millennium at a fair value of Cdn. $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of Cdn. $4.1 million, subject to certain closing adjustments. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction is excluded from the Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: Cdn. $2.3 million to property and equipment, Cdn. $0.5 million of net assumed current liabilities, and Cdn. $2.3 million to goodwill.

On December 28, 2010, the Company purchased the remaining noncontrolling interest of Millennium for Cdn. $0.7 million. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Millennium, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.

Other

Effective June 30, 2011, the franchise agreements for 13 franchise-operated Paradise bakery-cafes in the Denver and Portland markets were mutually terminated and the aforementioned cafes de-identified from the Paradise brand. The de-identified bakery-cafes no longer display the Paradise name or resemblance, nor do they retain any operating relationships with the Company.

Note 3. Stockholders’ Equity

The following tables illustrate the changes in stockholders’ equity for the thirty-nine weeks ended September 27, 2011 and September 28, 2010, respectively (in thousands):

								Accumulated
						Additional		Other
		Comprehensive	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Noncontroliing
	Total	Income	Class A	Class B	Stock	Capital	Earnings	Income	Interest
Balance, December 29, 2009	$597,036		$3	$—	$(3,928)	$168,288	$432,449	$224	$—
Comprehensive income:
Net income (loss)	75,211	$75,211	—	—	—	—	75,342	—	(131)
Other comprehensive income:
Foreign currency translation adjustment	47	47	—	—	—	—	—	47	—
Total other comprehensive income	47	47
Comprehensive income	75,258	$75,258
Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	630
Issuance of common stock	1,364		—	—	—	1,364	—	—	—
Exercise of employee stock options	24,327		—	—	—	24,327	—	—	—
Stock-based compensation expense	7,112		—	—	—	7,112	—	—	—
Repurchase of common stock	(153,376)		—	—	(74,946)	(78,430)	—	—	—
Tax benefit from exercise of stock options	5,950		—	—	—	5,950	—	—	—
Balance, September 28, 2010	$558,301		$3	$—	$(78,874)	$128,611	$507,791	$271	$499

Balance, December 28, 2010	$595,608		$3	$—	$(78,990)	$130,005	$544,315	$275	$—
Comprehensive income:
Net income	97,332	$97,332	—	—	—	—	97,332	—	—
Other comprehensive income:
Foreign currency translation adjustment	39	39	—	—	—	—	—	39	—
Total other comprehensive income	39	39
Comprehensive income	97,371	$97,371
Issuance of common stock	1,532		—	—	—	1,532	—	—	—
Exercise of employee stock options	2,183		—	—	—	2,183	—	—	—
Stock-based compensation expense	7,506		—	—	—	7,506	—	—	—
Repurchase of common stock	(93,647)		—	—	(93,647)	—	—	—	—
Tax benefit from exercise of stock options	3,934		—	—	—	3,934	—	—	—
Balance, September 27, 2011	$614,487		$3	$—	$(172,637)	$145,160	$641,647	$314	$—

Note 4. Fair Value Measurements

The Company’s $17.5 million and $44.5 million in cash equivalents at September 27, 2011 and December 28, 2010, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 27, 2011	December 28, 2010
Food:
Fresh dough facilities:
Raw materials	$2,661	$2,338
Finished goods	430	261
Bakery-cafes:
Raw materials	9,741	8,780
Paper goods	2,410	2,966
Total	$15,242	$14,345

Note 6. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at September 27, 2011 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough Operations	Total
Balance, December 28, 2010	$90,813	$1,934	$1,695	$94,442
Acquisitions	13,657	—	—	13,657
Currency translation	(45)	—	—	(45)
Balance, September 27, 2011	$104,425	$1,934	$1,695	$108,054

Goodwill increased $13.6 million during the thirty-nine weeks ended September 27, 2011, primarily as a result of the Milwaukee and Indiana franchisee acquisitions discussed in Note 2.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 27, 2011	December 28, 2010
Compensation and related employment taxes	$49,970	$43,788
Unredeemed gift cards	37,900	47,716
Insurance	23,109	20,212
Capital expenditures	19,311	13,057
Taxes, other than income tax	17,540	16,281
Advertising	8,143	9,866
Rent	6,839	7,084
Deferred purchase price	5,334	5,040
Loyalty program	5,323	4,280
Fresh dough and other product operations	5,028	5,071
Utilities	3,963	3,547
Deferred revenue	3,803	1,962
Litigation settlement (Note 9)	—	7,125
Other	18,226	19,141
Total	$204,489	$204,170

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

As of September 27, 2011 and September 28, 2010, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended September 27, 2011 and September 28, 2010, respectively, and $0.3 million for the thirty-nine weeks ended September 27, 2011 and September 28, 2010, respectively. Accrued interest related to the commitment fees was $0.2 million and $0.1 million at September 27, 2011 and December 28, 2010, respectively. As of September 27, 2011, the Company was in compliance with all covenants included in the Amended and Restated Credit Agreement.

Note 9. Commitments and Contingencies

Lease Obligations

As of September 27, 2011, the Company guaranteed operating leases of 26 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from October 31, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $22.6 million as of September 27, 2011. The obligations under these leases generally decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates have primary liability for these operating leases.

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

On December 9, 2009, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of the Company.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it and its subsidiary have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.

On December 16, 2010, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of the Company.  The lawsuit was filed in the United States District Court for Middle District of Florida.  The complaint alleges, among other things, violations of the Fair Labor Standards Act.  The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper.  The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit.  There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.

On July 22, 2011, a purported class action lawsuit was filed against the Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of the Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Unfair Competition Law.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper.  The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the claims asserted against the Company and its subsidiary.  There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which the lawsuit is resolved.

In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these matters individually and in the aggregate will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenues:
Company bakery-cafe operations	$397,271	$315,231	$1,157,375	$950,155
Franchise operations	22,677	21,521	68,281	64,025
Fresh dough and other product operations	68,064	64,181	201,765	184,732
Intercompany sales eliminations	(34,925)	(28,939)	(101,154)	(84,584)
Total revenues	$453,087	$371,994	$1,326,267	$1,114,328
Segment profit:
Company bakery-cafe operations	$71,269	$51,313	$217,954	$169,000
Franchise operations	21,104	19,966	63,555	59,742
Fresh dough and other product operations	3,856	4,970	14,679	17,239
Total segment profit	$96,229	$76,249	$296,188	$245,981

Depreciation and amortization	$20,068	$16,300	$58,869	$50,224
Unallocated general and administrative expenses	27,271	22,742	75,790	69,131
Pre-opening expenses	1,283	1,211	3,816	2,367
Interest expense	194	165	616	498
Other (income) expense, net	837	(540)	(143)	2,776
Income before income taxes	$46,576	$36,371	$157,240	$120,985
Depreciation and amortization:
Company bakery-cafe operations	$17,195	$13,420	$50,342	$41,525
Fresh dough and other product operations	1,690	1,855	5,141	5,686
Corporate administration	1,183	1,025	3,386	3,013
Total depreciation and amortization	$20,068	$16,300	$58,869	$50,224
Capital expenditures:
Company bakery-cafe operations	$17,936	$20,212	$59,719	$38,978
Fresh dough and other product operations	1,106	2,800	3,454	4,299
Corporate administration	1,911	2,492	4,762	6,020
Total capital expenditures	$20,953	$25,504	$67,935	$49,297

	September 27, 2011	December 28, 2010
Segment assets:
Company bakery-cafe operations	$652,193	$581,193
Franchise operations	7,794	6,679
Fresh dough and other product operations	45,616	48,393
Total segment assets	$705,603	$636,265
Unallocated trade and other accounts receivable	3,583	9,409
Unallocated property and equipment	22,102	19,798
Unallocated deposits and other	4,309	4,549
Other unallocated assets	218,944	254,560
Total assets	$954,541	$924,581

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$28,848	$22,797	$97,332	$75,342

Weighted average number of shares outstanding — basic	29,548	30,273	29,756	30,879
Effect of dilutive stock-based employee compensation awards	281	261	311	314
Weighted average number of shares outstanding — diluted	29,829	30,534	30,067	31,193

Earnings per common share attributable to Panera Bread Company:
Basic	$0.98	$0.75	$3.27	$2.44
Diluted	$0.97	$0.75	$3.24	$2.42

For each of the thirteen and thirty-nine ended September 27, 2011, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

For each of the thirteen and thirty-nine ended September 28, 2010, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and those discussed from time to time in our Securities and Exchange Commission reports, or SEC, including our Form 10-K for the year ended December 28, 2010 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statement was made.

General

Panera Bread Company and its subsidiaries are referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “our” in the following discussion.

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

Executive Summary of Results

For the thirteen weeks ended September 27, 2011, we earned $0.97 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 4.4 percent compared to the thirteen weeks ended September 28, 2010 (growth of 6.0 percent for Company-owned bakery-cafes and growth of 3.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.6 percent to $43,337 ($43,148 for Company-owned bakery-cafes and $43,508 for franchise-operated bakery-cafes); and 25 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and 17 franchise-operated bakery-cafes) and 14 franchise-operated bakery-cafes closed, which included the de-identification of 13 Paradise franchise-operated bakery cafes, as described in Note 2. Our results for the thirteen weeks ended September 27, 2011 of $0.97 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 850,400 shares under our $600 million share repurchase authorization. Additionally, during the third quarter of fiscal 2011, we acquired five bakery-cafes in the Indiana market from a franchisee, as described in Note 2.

For the thirteen weeks ended September 28, 2010, we earned $0.75 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 6.9 percent compared to the thirteen weeks ended September 29, 2009 (growth of 5.5 percent for Company-owned bakery-cafes and growth of 7.9 percent for franchise-operated bakery-cafes); system-

wide average weekly sales increased 6.2 percent to $41,813 ($40,487 for Company-owned bakery-cafes and $42,797 for franchise-operated bakery-cafes); and 22 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes). Our results for the thirteen weeks ended September 28, 2010 of $0.75 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 1,007,984 shares under our $600 million share repurchase authorization.

For the thirty-nine weeks ended September 27, 2011, we earned $3.24 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.9 percent compared to the thirty-nine weeks ended September 28, 2010 (growth of 4.6 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $43,569 ($43,274 for Company-owned bakery-cafes and $43,825 for franchise-operated bakery-cafes); 72 new bakery-cafes opened system-wide (29 Company-owned bakery-cafes and 43 franchise-operated bakery-cafes); and 21 bakery-cafes closed system-wide (three Company-owned bakery-cafe and 18 franchise-operated bakery-cafe). The 18 franchise-operated bakery-cafes closed included the de-identification of 13 Paradise franchise-operated bakery-cafes, as described in Note 2. Our results for the thirty-nine weeks ended September 27, 2011 of $3.24 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 850,400 shares under our $600 million share repurchase authorization. Additionally, during the thirty-nine weeks ended September 27, 2011, we acquired 25 bakery-cafes in the Milwaukee market and five bakery-cafes in the Indiana market from franchisees, as described in Note 2.

For the thirty-nine weeks ended September 28, 2010, we earned $2.42 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 8.8 percent compared to the thirty-nine weeks ended September 29, 2009 (growth of 8.3 percent for Company-owned bakery-cafes and growth of 9.1 percent for franchise-operated bakery-cafes); system-wide average weekly sales increased 8.1 percent to $42,210 ($41,121 for Company-owned bakery-cafes and $43,016 for franchise-operated bakery-cafes); 43 new bakery-cafes opened system-wide (21 Company-owned bakery-cafes and 22 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe). Our results for thirty-nine weeks ended September 28, 2010 of $2.42 per diluted share included a favorable impact of $0.04 per diluted share from the repurchase of 1,905,540 shares under our $600 million share repurchase authorization. This favorable impact was offset by the negative impact of $0.05 per diluted share related to an on-going unclaimed property audit.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenues:
Bakery-cafe sales, net	87.7%	84.7%	87.3%	85.3%
Franchise royalties and fees	5.0	5.8	5.1	5.7
Fresh dough and other product sales to franchisees	7.3	9.5	7.6	9.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.1%	28.5%	29.6%	28.5%
Labor	30.6	32.7	30.6	32.3
Occupancy	7.5	8.0	7.3	7.8
Other operating expenses	13.9	14.5	13.6	13.6
Total bakery-cafe expenses	82.1	83.7	81.2	82.2
Fresh dough and other product cost of sales to franchisees (2)	88.4	85.9	85.4	82.8
Depreciation and amortization	4.4	4.4	4.4	4.5
General and administrative expenses	6.4	6.5	6.1	6.6
Pre-opening expenses	0.3	0.3	0.3	0.2
Total costs and expenses	89.5	90.3	88.1	88.8
Operating profit	10.5	9.7	11.9	11.2
Interest expense	—	—	—	—
Other (income) expense, net	0.2	(0.1)	—	0.2
Income before income taxes	10.3	9.8	11.9	10.9
Income taxes	3.9	3.7	4.5	4.1
Net income	6.4	6.1	7.3	6.7
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net income attributable to Panera Bread Company	6.4%	6.1%	7.3%	6.8%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information and other data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Number of bakery-cafes:
Company-owned:
Beginning of period	703	595	662	585
Bakery-cafes opened	8	10	29	21
Bakery-cafes closed	—	—	(3)	(1)
Bakery-cafes acquired from franchisees	5	—	30	3
Bakery-cafes sold to franchisees	—	—	(2)	(3)
End of period	716	605	716	605
Franchise-operated:
Beginning of period	790	804	791	795
Bakery-cafes opened	17	12	43	22
Bakery-cafes closed	(14)	—	(18)	(1)
Bakery-cafes sold to Company	(5)	—	(30)	(3)
Bakery-cafes purchased from Company	—	—	2	3
End of period	788	816	788	816
System-wide:
Beginning of period	1,493	1,399	1,453	1,380
Bakery-cafes opened	25	22	72	43
Bakery-cafes closed	(14)	—	(21)	(2)
End of period	1,504	1,421	1,504	1,421

Comparable Bakery-Cafe Sales, net

Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Company-owned	6.0%	5.5%	4.6%	8.3%
Franchise-operated	3.1%	7.9%	3.4%	9.1%
System-wide	4.4%	6.9%	3.9%	8.8%

Results of Operations

Revenues

Total revenues for the thirteen weeks ended September 27, 2011 increased 21.8 percent to $453.1 million compared to $372.0 million for the thirteen weeks ended September 28, 2010. The growth in total revenues for the thirteen weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to the opening of 105 new bakery-cafes system-wide since September 28, 2010 and to the 4.4 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended September 27, 2011. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
System-wide average weekly net sales	$43,337	$41,813	3.6%

Total revenues for the thirty-nine weeks ended September 27, 2011 increased 19.0 percent to $1,326.3 million compared to $1,114.3 million for the thirty-nine weeks ended September 28, 2010. The growth in total revenues for the thirty-nine weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to the opening of 105 new bakery-cafes system-wide since September 28, 2010, and to the 3.9 percent increase in system-wide comparable net bakery-cafe sales for the thirty-nine weeks ended September 27, 2011. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
System-wide average weekly net sales	$43,569	$42,210	3.2%

Net bakery-cafe sales for the thirteen weeks ended September 27, 2011 increased 26.0 percent to $397.3 million compared to $315.2 million for the thirteen weeks ended September 28, 2010. The increase in net bakery-cafe sales for the thirteen weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to the opening of 50 new Company-owned bakery-cafes, the acquisition of 67 franchise-operated bakery-cafes since September 28, 2010, and the 6.0 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended September 27, 2011, partially offset by the closure of four Company-owned bakery-cafes and the sale of two Company-owned bakery-cafes since September 28, 2010. This 6.0 percent increase in comparable net bakery-cafe sales was driven by approximately 2.6 percent of transaction growth and approximately 3.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.5 percent and positive mix impact of approximately 0.9 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 87.7 percent for the thirteen weeks ended September 27, 2011 as compared to 84.7 percent for the same period in 2010. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
Company-owned average weekly net sales	$43,148	$40,487	6.6%
Company-owned number of operating weeks	9,207	7,786	18.3%

Net bakery-cafe sales for the thirty-nine weeks ended September 27, 2011 increased 21.8 percent to $1,157.4 million compared to $950.2 million for the thirty-nine weeks ended September 28, 2010. The increase in net bakery-cafe sales for the thirty-nine weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to the opening of 50 new Company-owned bakery-cafes, the acquisition of 67 franchise-operated bakery-cafes since September 28, 2010, and the 4.6 percent increase in comparable Company-owned net bakery-cafe sales for the thirty-nine weeks ended September 27, 2011, partially offset by the closure of four Company-owned bakery-cafes and the sale of two Company-owned bakery-cafes since September 28, 2010. This 4.6 percent increase in comparable net bakery-cafe sales was driven by approximately 2.4 percent of transaction growth and approximately 2.2 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.5 percent and negative mix impact of approximately 0.3 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 87.3 percent for the thirty-nine weeks ended September 27, 2011 as compared to 85.3 percent for the same period in 2010. In addition, the increase in average weekly net sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
Company-owned average weekly net sales	$43,274	$41,121	5.2%
Company-owned number of operating weeks	26,740	23,106	15.7%

Franchise royalties and fees for the thirteen weeks ended September 27, 2011 increased 5.4 percent to $22.7 million compared to $21.5 million for the thirteen weeks ended September 28, 2010. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	September 27, 2011	September 28, 2010
Franchise royalties	$22,100	$21,131
Franchise fees	577	390
Total	$22,677	$21,521

The increase in franchise royalty and fee revenues for the thirteen weeks ended September 27, 2011 compared to the same period in 2010 was primarily due to the opening of 55 franchise-operated bakery-cafes since September 28, 2010 and the 3.1 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended September 27, 2011, partially offset by the closure of 18 franchise-operated bakery cafes and our purchase of 67 franchise-operated bakery-cafes since September 28, 2010. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
Franchise-operated average weekly net sales	$43,508	$42,797	1.7%
Franchise-operated number of operating weeks	10,160	10,490	(3.1)%

Franchise royalties and fees for the thirty-nine weeks ended September 27, 2011 increased 6.6 percent to $68.3 million compared to $64.0 million for the thirty-nine weeks ended September 28, 2010. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 39 Weeks Ended
	September 27, 2011	September 28, 2010
Franchise royalties	$66,632	$63,179
Franchise fees	1,649	846
Total	$68,281	$64,025

The increase in franchise royalty and fee revenues for the thirty-nine weeks ended September 27, 2011 compared to the same period in 2010 was due to the opening of 55 franchise-operated bakery-cafes since September 28, 2010 and the 3.4 percent increase in comparable franchise-operated net bakery-cafe sales for the thirty-nine weeks ended September 27, 2011, partially offset by the closure of 18 franchise-operated bakery cafes and our purchase of 67 franchise-operated bakery-cafes since September 28, 2010. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 27, 2011	September 28, 2010	Change
Franchise-operated average weekly net sales	$43,825	$43,016	1.9%
Franchise-operated number of operating weeks	30,727	31,190	(1.5)%

As of September 27, 2011, we had 788 franchise-operated bakery-cafes open and we had received commitments to open 193 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended September 27, 2011 decreased 6.0 percent to $33.1 million compared to $35.2 million for the thirteen weeks ended September 28, 2010. Fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 27, 2011 increased 0.5 percent to $100.6 million compared to $100.1 million for the thirty-nine weeks ended September 28, 2010. The decrease in fresh dough and other product sales to franchisees for the thirteen weeks ended September 27, 2011 was primarily due to our purchase of 67 franchise-operated bakery-cafes, of which five franchise-operated bakery-cafes were purchased during thirteen weeks ended September 27, 2011, and the closure of 18 franchise-operated bakery-cafes since September 28, 2010, partially offset by the 3.1 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 55 franchise-operated cafes. The increase in fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 27, 2011 was primarily due to the 3.4 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 55 franchise-operated cafes, partially offset by our purchase of 67 franchise-operated bakery-cafes and the closure of 18 franchise-operated bakery-cafes since September 28, 2010.

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

The cost of food and paper products was $119.5 million, or 30.1 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011 compared to $89.9 million, or 28.5 percent of net bakery-cafe sales, for the thirteen weeks ended September 28, 2010. The cost of food and paper products was $343.0 million, or 29.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011 compared to $270.9 million, or 28.5 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010. This increase in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2011 compared to the same periods in 2010 was primarily due to food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. For the thirteen and thirty-nine weeks ended September 27, 2011, there was an average of 70.1 and 68.9 bakery-cafes per fresh dough facility compared to an average of 65.4 and 64.8 for the thirteen and thirty-nine weeks ended September 28, 2010, respectively.

Labor expense was $121.4 million, or 30.6 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011 compared to $103.2 million, or 32.7 percent of net bakery-cafe sales, for the thirteen weeks ended September 28, 2010. Labor expense was $354.4 million, or 30.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011 compared to $306.9 million, or 32.3 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2011 compared to the same periods in 2010 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower benefits costs due to lower than expected self-insurance claims, and lower average wage in our bakery-cafes.

Occupancy cost was $29.8 million, or 7.5 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011 compared to $25.1 million, or 8.0 percent of net bakery-cafe sales, for the thirteen weeks ended September 28, 2010. Occupancy cost was $84.7 million, or 7.3 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011 compared to $74.1 million, or 7.8 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010. The decrease in occupancy cost as a percentage of net bakery-cafe sales between the thirteen and thirty-nine weeks ended September 27, 2011 compared to the same periods in 2010 was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in prior years than anticipated, improved leverage from higher comparable net bakery-cafe sales, and lower occupancy costs in new bakery-cafes and favorably negotiated leases in existing bakery-cafes.

Other operating expenses were $55.3 million, or 13.9 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011 compared to $45.8 million, or 14.5 percent of net bakery-cafe sales, for the thirteen weeks ended September 28, 2010. Other operating expenses were $157.4 million, or 13.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011 compared to $129.2 million, or 13.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 28, 2010. The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended September 27, 2011 compared to the same period in 2010 was primarily a result of increased leverage from higher comparable net bakery-cafe sales, partially offset by increased marketing expense, utilities expense, and immaterial items.

Fresh dough and other product cost of sales to franchisees were $29.3 million, or 88.4 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 27, 2011, compared to $30.3 million, or 85.9 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 28, 2010. Fresh dough and other product cost of sales to franchisees were $85.9 million, or 85.4 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 27, 2011, compared to $82.9 million, or 82.8 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 28, 2010. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen and thirty-nine weeks ended September 27, 2011 compared to the same periods in 2010 was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

General and administrative expenses were $28.8 million, or 6.4 percent of total revenues, for the thirteen weeks ended September 27, 2011 compared to $24.3 million, or 6.5 percent of total revenues, for the thirteen weeks ended September 28, 2010. General and administrative expenses were $80.5 million, or 6.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011 compared to $73.4 million, or 6.6 percent of total revenues, for the thirty-nine weeks ended September 28, 2010. The decrease in general and administrative expenses as a percent of total revenues for the thirteen and thirty-nine weeks ended September 27, 2011 compared to the same periods in 2010 was primarily due to improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

Interest Expense

Interest expense was $0.2 million, or less than 0.1 percent of total revenues, for both the thirteen weeks ended September 27, 2011 and September 28, 2010. Interest expense was $0.6 million, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011 compared to $0.5 million, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 28, 2010.

Other (income) expense, net

Other (income) expense, net was $0.8 million of expense, or 0.2 percent of total revenues, for the thirteen weeks ended September 27, 2011 compared to $0.5 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended September 28, 2010. Other (income) expense, net was $0.1 million of income, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011 compared to $2.8 million of expense, or 0.2 percent of total revenues, for the thirty-nine weeks ended September 28, 2010. Other (income) expense, net for the thirteen and thirty-nine weeks ended September 27, 2011 was primarily comprised of immaterial items. Other (income) expense, net for the thirteen and thirty-nine weeks ended September 28, 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items.

Income Taxes

The provision for income taxes increased to $17.7 million for the thirteen weeks ended September 27, 2011 compared to $13.7 million for the thirteen weeks ended September 28, 2010. The tax provision for the thirteen weeks ended September 27, 2011 and September 28, 2010 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 37.5 percent, respectively. The provision for income taxes increased to $59.9 million for the thirty-nine weeks ended September 27, 2011 compared to $45.8 million for the thirty-nine weeks ended September 28, 2010. The tax provision for the thirty-nine weeks ended September 27, 2011 and September 28, 2010 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 37.8 percent, respectively. The increase in the thirteen and thirty-nine week period rate was primarily driven by a decrease in permanent benefits recognized in the current periods relating to differences between financial and tax reporting requirements.

Liquidity and Capital Resources

Cash and cash equivalents were $180.9 million at September 27, 2011 compared with $229.3 million at December 28, 2010. This decrease was primarily a result of $86.0 million of cash used in financing activities, $67.9 million used for capital expenditures and $44.4 million used for acquisitions, partially offset by $149.8 million of cash generated from operations during the thirty-nine weeks ended September 27, 2011. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $84.5 million at September 27, 2011 compared to $119.2 million at December 28, 2010. The decrease in working capital from December 28, 2010 to September 27, 2011 resulted primarily from a decrease in cash of $48.4 million, a decrease in deferred income taxes of $7.1 million, and an increase in accounts payable of $2.2 million, partially offset by an increase in trade and other accounts receivable, net of $12.6 million and an increase in prepaid expenses and other of $9.8 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 39 Weeks Ended
	September 27, 2011	September 28, 2010
Cash provided by (used in):
Operating activities	$149,793	$154,168
Investing activities	(112,197)	(47,093)
Financing activities	(85,998)	(121,735)
Total	$(48,402)	$(14,660)

Operating Activities

Cash flows provided by operating activities for the thirty-nine weeks ended September 27, 2011 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and tax benefit from exercise of stock options, partially offset by increases in prepaid expenses and trade and other accounts receivable, net. Cash flows provided by operating activities for the thirty-nine weeks ended September 28, 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from the exercise of stock options, and an increase in accrued expenses and other long-term liabilities, partially offset by increases in prepaid expense and trade and other accounts receivable, net.

Investing Activities

Investing activities for the thirty-nine weeks ended September 27, 2011 included additions to property and equipment of $67.9 million and acquisitions of $44.4 million, partially offset by $0.1 million received from the sale of two bakery-cafes. Investing activities for the thirty-nine weeks ended September 28, 2010 included additions to property and equipment of $49.3 million, partially offset by $2.2 million received from the sale of three bakery-cafes.

Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 27, 2011	September 28, 2010
New bakery-cafe and fresh dough facilities	$38,491	$25,443
Bakery-cafe and fresh dough facility improvements	20,358	10,614
Other capital needs	9,086	13,240
Total	$67,935	$49,297

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 110 to 115 system-wide bakery-cafe openings in the fiscal year ended December 27, 2011, or fiscal 2011.

Business Combinations
We used approximately $44.4 million of cash flows for acquisitions in the thirty-nine weeks ended September 27, 2011. In the thirty-nine weeks ended September 27, 2011, we purchased substantially all the assets and certain liabilities of 25 bakery-cafes from a Milwaukee franchisee and five bakery-cafes from an Indiana Paradise franchisee. Refer to Note 2 for further information related to business combinations.

Financing Activities

Financing activities for the thirty-nine weeks ended September 27, 2011 included $93.6 million used to repurchase shares of our Class A common stock, partially offset by $3.9 million received from the tax benefit from exercise of stock options, $2.2 million received from the exercise of employee stock options, and $1.5 million received from the issuance of common stock. Financing activities for the thirty-nine weeks ended September 28, 2010 included $153.4 million used to repurchase shares of our Class A common stock, partially offset by $24.3 million received from the exercise of employee stock options, $6.0 million received from the tax benefit from exercise of stock options, and $1.4 million received from the issuance of common stock.

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the thirty-nine weeks ended September 27, 2011, we repurchased 850,400 shares under the share repurchase authorization at an average price of $103.62. During the thirty-nine weeks ended September 28, 2010, we repurchased 1,905,540 shares under the share repurchase authorization at an average price of $78.72. As of September 27, 2011, we had repurchased a total of 2,783,369 shares of our Class A common stock under the share repurchase authorization at a weighted-average price of $86.20 per share for an aggregate purchase price of approximately $239.9 million. As of September 27, 2011, we had approximately $360.1 million available under the existing $600 million repurchase authorization.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirty-nine weeks ended September 27, 2011, we repurchased 50,678 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $108.61 per share for an aggregate purchase price of $5.5 million pursuant to the terms of the Plans and the applicable award agreements. During the thirty-nine weeks ended September 28, 2010, we repurchased 42,750 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.55 per share for an aggregate purchase price of $3.3 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of September 27, 2011 and December 28, 2010, we had no balance outstanding under the Amended and Restated Credit Agreement. As of September 27, 2011, we were in compliance with all covenants included in the Amended and Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

We currently anticipate 110 to 115 system-wide bakery-cafe openings in fiscal 2011. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.

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

Off-Balance Sheet Arrangements
As of September 27, 2011, we guaranteed operating leases of 26 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from October 31, 2011 to December 31, 2023 and a potential amount of future rental payments of approximately $22.6 million as of September 27, 2011. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.

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

In September 2011, the FASB updated the guidance on the annual testing of goodwill for impairment.  The updated guidance will allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  The updated guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this updated guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 27, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2009, a purported class action lawsuit was filed against us and one of our subsidiaries by Nick Sotoudeh, a former employee of one of our subsidiaries.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law.   The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe we and our subsidiary have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved.

On December 16, 2010, a purported class action lawsuit was filed against us and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of one of our subsidiaries.  The lawsuit was filed in the United States District Court for Middle District of Florida.  The complaint alleges, among other things, violations of the Fair Labor Standards Act.   The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit.  There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved.

On July 22, 2011, a purported class action lawsuit was filed against us and one of our subsidiaries by David Carter, a former employee of one of our subsidiaries, and Nikole Benavides, a purported former employee of one of our franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Unfair Competition Law.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper.  We believe we and the other defendant have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the claims asserted against us and our subsidiary.  There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved.

In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not, however, currently expect that the costs to resolve these matters individually and in the aggregate will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, as filed with the SEC on February 22, 2011, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 27, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 27, 2011, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 29, 2011 - July 26, 2011	—		$—	—	$448,238,968
July 27, 2011 - August 30, 2011	893,772	(1) (2)	103.75	850,400	360,121,525
August 31, 2011- September 27, 2011	—	(1)	—	—	360,121,525
Total	893,772		$103.75	850,400	$360,121,525

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

(2)
Includes 850,400 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above. See Part 1, Item 2. for further information regarding the share repurchase authorization.

Item 6. Exhibits

Exhibit Number	Description

10.1	Transition Agreement and General Release

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(Registrant)

Dated:	October 31, 2011	By:	/s/ William W. Moreton
William W. Moreton
President, Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated:	October 31, 2011	By:	/s/ Jeffrey W. Kip
Jeffrey W. Kip
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	October 31, 2011	By:	/s/ Mark D. Wooldridge
Mark D. Wooldridge
Assistant Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Transition Agreement and General Release
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.