Form 10-K
period 2011-12-27
PANERA BREAD CO
filed 2012-02-21
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2011
or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19253
____________________________
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s worldwide Class A Common Stock at the close of business on June 28, 2011, was $2,686,757,784.

As of February 20, 2012, the registrant had 30,384,746 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 27, 2011.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often identified by the words “believe,” “positioned,” “estimate,” “project,” “plan,” “goal,” “target,” “assume,” “continue,” “intend,” “expect,” “future,” “anticipate” and other similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. We expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,541 Company-owned and franchise-operated bakery-cafe locations in 42 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers a day at our first bakery-cafe to currently serving nearly 6.5 million customers a week system-wide, and are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term dining concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are located in urban, suburban, strip mall, and regional mall locations. We feature high quality, value priced food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread we bake every day, we are committed to providing great tasting, quality food that people can trust. Nearly all of our bakery-cafes have a menu highlighted by antibiotic-free chicken, whole grain bread, and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving, which provide flavorful, wholesome offerings. Our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across the United States and in Ontario, Canada, our customers enjoy our warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 27, 2011, our Company bakery-cafe operations segment consisted of 740 Company-owned bakery-cafes, located throughout the United States and in Ontario, Canada, and our franchise operations segment consisted of 801 franchise-operated bakery-cafes, all located in the United States. As of December 27, 2011, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated). In the fiscal year ended December 27, 2011, or fiscal 2011, our revenues were $1,822.0 million, consisting of $1,592.9 million of Company-owned net bakery-cafe sales, $92.8 million of franchise royalties and fees, and $136.3 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $1,828.2 million in fiscal 2011. See Note 19 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 27, 2011, December 28, 2010 and December 29, 2009 had 52 weeks.
Concept and Strategy
Bread is our platform and the entry point to the Panera experience at our bakery-cafes. It is the symbol of Panera quality and a reminder of Panera Warmth, the totality of the experience the customer receives and can take home to share with friends and family. We strive to offer a memorable experience with superior customer service. Our associates are passionate about sharing their expertise and commitment with our customers. We strive to achieve what we call Concept Essence, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors. Concept Essence begins with artisan bread, quality products, and a warm, friendly, comfortable environment. It calls for each of our bakery-cafes to be a place customers can trust to serve high quality food. Bread is our passion, soul, and expertise, and serves as the platform that makes all of our other food special.
We believe our competitive strengths include more than just great food at the right price. We are committed to creating an ambiance in our bakery-cafes and a culture within Panera that is warm, inviting, and embracing. We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe as a way to engage customers. The distinctive design and environment of our bakery-cafes offer an oasis from the rush of daily life, where our associates are trained to greet our customers by name and have the skills, expertise, and personalities to make each visit a delight. Many of our bakery-cafes incorporate the warmth of a fireplace and cozy seating areas or outdoor cafe seating, which facilitate the use of our bakery-cafes as a gathering spot. Our bakery-cafes are designed to visually reinforce the distinctive difference between our bakery-cafes and other bakery-cafes and restaurants. In addition, we believe that our MyPanera® loyalty program, which we rolled out in the fiscal year ended December 28, 2010, or fiscal 2010, allows us to build deeper relationships with our customers and entice them to return to our bakery-cafes.
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, "AM chill", lunch, "PM chill", dinner, and take home, through both on-premise sales and off-premise Panera Catering®. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences and mood. Our goal is to be the first choice for those customers craving soup, salad, a hot sandwich, or a hot or frozen drink.
Panera Catering is a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure, and we believe it represents a meaningful growth opportunity for our business.
Menu
Our value-oriented menu is designed to provide our customers with fairly priced products built on the strength of our bakery expertise. We feature a menu containing proprietary items prepared with high-quality, fresh ingredients, including our fresh from the field romaine lettuce and tomatoes and our antibiotic-free chicken, as well as unique recipes and toppings designed to provide appealing, flavorful products that we believe our customers crave.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups and side items, freshly prepared and hand-tossed salads, and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave. We seek to continuously improve our products, or develop new ones, such as our improved Turkey Artichoke Panini, premium Sonoma Chicken Stew, and our Steak Balsamic Panini.
New product rollouts are integrated into periodic or seasonal menu rotations, referred to as “Celebrations”. Examples of products we introduced in fiscal 2011 include the Thai Chopped Chicken Salad, an improved version of our Chicken noodle soup, and our Wild-berry Smoothie which were launched in the first Celebration of 2011. The Steak and White Cheddar Panini, Steak and Blue Cheese Chopped salad, and Steak and Egg Breakfast Sandwich were also added to help build on the success of our lunch and breakfast entrees in our second celebration.  In our third celebration of 2011, our popular seasonal Strawberry Poppyseed with Chicken returned to our menu along with the Frozen Strawberry Lemonade.  In our fourth celebration, we introduced a completely revised version of our Turkey Artichoke Panini and our new Turkey Cranberry Harvest Salad, which featured antibiotic-free turkey, along with a new Pumpkin cookie and Chocolate Babka bread.  In our final celebration of the year, we introduced the Steak Basamico Panini and our new premium Sonoma Chicken Stew.
We believe our menu innovation is one reason our value scores with customers remain so strong. Zagat’s 2011 consumer-generated National Restaurant Chains Survey for eating on-the-go rates us number one among chain restaurants with fewer than 5,000 locations in the Best Salad and Best Facilities categories while ranking us among the top five in the Best Value, Best Grilled Chicken, Top Service, and Best Breakfast Sandwich categories.
Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth and that without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. To develop a strong connection with our customers, our bakery-cafes are staffed by engaged associates who are skilled at and passionate about their jobs. Additionally, we believe high-quality restaurant management is critical to our long-term success and, as such, we provide detailed operations manuals and hands-on training to each of our associates. We train our associates both in small group and individual settings. Our systems have been created to educate our associates so each one is well prepared to respond to a customer’s questions and create a better dining experience. Furthermore, we believe our commitment to maintaining staffing levels and competitive compensation for our associates is fundamental to our current and future success.
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, selected general managers and multi-unit managers may participate in a bonus program, which is based upon a percentage of the cash flows of the bakery-cafes they operate over a period of five years (subject to annual minimums and maximums). We believe the program’s multi-year approach improves operator quality, management retention, and creates team stability, generally resulting in a higher level of consistency and customer service for a particular bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately fifty-five percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low management turnover and operational improvements.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build name recognition and awareness, but also to build deeper relationships with our customers who we believe will help promote our brand.
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, television, and in-store sampling days. In 2012, we will market through a new national cable campaign as a way to reach a broader audience. We expect to continue to increase media impressions as we strive to build deeper relationships with our customers. We believe that additional marketing will help us improve and increase recognition of the Panera brand and competitive differentiation. We have also completed the rollout of our MyPanera customer loyalty program through which our customers earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through receipt of rewards and enticing them to return to our bakery-cafes. At the end of fiscal 2011, the MyPanera program had over nine million members.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. During fiscal 2011, our franchise-operated bakery-cafes contributed 1.2 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 2.0 percent of their net sales on advertising in their respective local markets. Under the terms of our franchise agreements, we have the ability to increase national advertising fund contributions from current levels up to a maximum of 2.6 percent of net sales. The national advertising fund and marketing administration contributions received from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
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
Capital Resources and Deployment of Capital
Our primary capital resource is cash generated by operations. We also have access to a $250.0 million credit facility. During fiscal 2011 we had no borrowings outstanding.
Our capital requirements, including development costs related to the opening or acquisition of additional Company-owned bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. However, we believe our cash flow from operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements for the foreseeable future.
In evaluating potential new bakery-cafe locations, we study the surrounding trade area and demographics within the most recent year, and publicly available information on competitors. Based on this review and the use of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process where we focus on occupancy and development costs in relation to the market. This process is designed to ensure we have an appropriate size bakery-cafe and deploy capital in the right market.

Our concept has proven successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, drive-through, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,600 square feet as of December 27, 2011. We lease all but two of our bakery-cafe locations and all of our fresh dough facilities. Lease terms for our bakery-cafes and fresh dough facilities are generally 10 years with renewal options at most locations, and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost for the 53 Company-owned bakery-cafes that opened in fiscal 2011 was approximately $950,000 per bakery-cafe, net of landlord allowances and excluding capitalized development overhead.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes or through the acquisition of existing bakery-cafes from our franchisees or other similar restaurant or bakery-cafe concepts, such as our acquisition of Paradise Bakery & Café, Inc.
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. Since the repurchase authorization was approved, we have repurchased 2,810,069 shares at a weighted-average price of $86.33 for an aggregate purchase price of approximately $242.6 million. We have approximately $357.4 million available under the existing $600.0 million repurchase authorization.
Franchise Operations
Our franchisees, which as of December 27, 2011, operated approximately 52.0 percent of our bakery-cafes, are comprised of 40 franchise groups with an average of approximately 20 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 27, 2011, we had 801 franchise-operated bakery-cafes open, all located in the United States, and we have received commitments to open 195 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
The revenues we receive from a typical ADA include a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally 4 percent to 5 percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2011 were $92.8 million, or 5.1 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. As of December 27, 2011, we did not hold an equity interest in any of our franchise-operated bakery-cafes.

Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply on a daily basis dough for our fresh bread along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 27, 2011, we had 24 fresh dough facilities, 22 of which were Company-owned, including a limited production facility that is co-located with one of our Company-owned bakery-cafes in Ontario, Canada to support the three Company-owned bakery-cafes located in that market.
Fresh dough is the key to our high-quality, artisan bread. Distribution is accomplished through a leased fleet of temperature controlled trucks operated by our associates. As of December 27, 2011, we leased 200 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles. An average distribution route delivers dough and other products to seven bakery-cafes.
Our bakers bake through the night shaping, scoring, and finishing the dough by hand to bring our customers fresh-baked loaves every morning and throughout the day. In addition, our bakers bake high volume products throughout the day to continue to deliver abundant amounts of the highest quality and freshest bread possible. We believe our fresh dough facilities have helped us and will continue to help us to ensure consistent quality at our bakery-cafes.
We focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. We expect to selectively enter new markets, which may require the construction of additional fresh dough facilities once a sufficient number of bakery-cafes are opened to ensure efficient distribution of fresh dough and other products.
Our supply chain management system is intended to provide bakery-cafes with high quality food from reliable sources. We have contracted externally for the manufacture of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by our professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards utilizing unique recipes.
We use independent distributors to distribute our proprietary sweet goods products, and other materials to bakery-cafes. With the exception of products supplied directly by the fresh dough facilities, virtually all other food products and supplies for our bakery-cafes, including paper goods, coffee, and smallwares, are contracted by us and delivered by vendors to an independent distributor for delivery to the bakery-cafes. We maintain a list of approved suppliers and distributors from which we and our franchisees must select. We leverage our size and scale to improve the quality of our ingredients, improve purchasing efficiency, and negotiate purchase agreements with most of our approved suppliers to achieve cost reduction for both us and our customers.
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
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction counts, product mix, average check, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail associates and on-line baking instructions for our bakers.
Most bakery-cafes also provide customers free Internet access through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.

Competition
We compete with a variety of food service companies. Our bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete in several segments of the restaurant business: breakfast, "AM chill”, lunch, "PM chill”, dinner, take home, and catering. We believe we are able to compete favorably against other food service providers through our convenient bakery-cafe locations, environment, food and beverage quality, customer service, and price. We also compete for leased space in desirable locations. Some of our competitors are larger than we are and have substantially greater financial resources than we do. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 27, 2011, we had approximately 18,000 full-time associates (defined as associates who average 25 hours or more per week), of whom approximately 900 were employed in general or administrative functions, principally in our support centers, approximately 1,300 were employed in our fresh dough facility operations, and approximately 15,800 were employed in our bakery-cafe operations as bakers, managers, and associates. We also had approximately 14,600 part-time hourly associates at our bakery-cafes as of December 27, 2011. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
Proprietary Rights
Our brand, intellectual property, and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret, unfair competition, and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera Catering®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPanera® trademarks are some of the trademarks we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other trademarks with the United States Patent and Trademark Office. We have also registered some of our trademarks in a number of foreign countries. In addition, we have registered and maintain numerous Internet domain names.
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
Government Regulation
Our fresh dough facilities and Company-owned and franchise-operated bakery-cafes are subject to regulation and licensing by federal, state, and local agencies, and health, sanitation, safety, fire, and other governmental departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellations in the opening of fresh dough facilities or bakery-cafes as well as fines and possible closure of existing fresh dough facilities or bakery-cafes. In addition, we are subject to federal laws and regulations, such as the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions.
We are also subject to federal, state, and in Canada, provincial laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of the franchises and may also apply substantive standards to the relationship between franchisor and franchisee.
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

ITEM 1A. RISK FACTORS
The following risk factors could materially affect our business, consolidated financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, consolidated financial condition and results of operations.
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
Although many of our ingredients and products are prepared to our specifications, we believe that a majority of our ingredients are generally available and could be obtained from alternative sources. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks of supply interruptions and cost fluctuation. Antibiotic-free chicken is sold in most Company-owned and franchise-operated bakery-cafes and we have introduced and tested the sale of other antibiotic-free proteins in our Company-owned and franchise-operated bakery-cafes. Our antibiotic-free chicken is currently supplied to us by three different companies. However, there are few producers of antibiotic-free chicken or other antibiotic-free proteins, which may make it difficult or more costly for us to find alternative suppliers if necessary.
Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery-cafe operations or, if necessary, we could make menu adjustments to address material supply issues. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers and distributors.
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
Additionally, while fuel costs remained relatively constant in 2011 and 2010, given the historical volatility of these costs, increased costs and distribution issues related to fuel and utilities could also materially impact our business and consolidated results of operations, including efficiencies in distribution from our fresh dough facilities to our bakery-cafes.
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
As our business depends upon discretionary consumer spending, our financial results may be impacted by the broader global economic conditions and their impact on consumer spending. Our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction counts, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases from our customers or our customers trading down to lower priced products on our menu will negatively impact our financial performance. Financial difficulties experienced by our suppliers could result in product delays or shortages. Although there has been some improvement in certain economic indicators, the level of consumer spending across the United States is not where it was prior to the global recession. A stagnant economy or a renewed decline in consumer spending could have a material adverse effect on our liquidity and capital resources including our ability to raise additional capital if needed, the willingness of banks to renew our credit facility upon its expiration on March 7, 2013 or honor our draws thereunder, or otherwise negatively impact our business and financial results.
We may not be able to continue to convince our customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including antibiotic-free chicken and turkey, nitrate-free proteins, and our artisan breads, is worth the prices at our bakery-cafes relative to lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have tried to create.
Customer preferences and traffic could be negatively impacted by health concerns about the consumption of certain products.
Customer preferences and traffic could be impacted by health concerns about the consumption of particular food products and could cause a decline in our sales. Negative publicity about ingredients, poor food quality, a production run of items produced in our fresh dough facilities, food-borne illness, injury, health concerns, allergens, or nutritional content could cause customers to shift their preferences. For example, past outbreaks of E. coli in certain beef food products caused consumers to avoid certain products and restaurant chains. In addition, outbreaks of salmonella in certain peanuts and peanut butter products, jalapenos and spinach caused consumers to avoid such products. These problems, other food-borne illnesses (such as hepatitis A or trichinosis), and injuries caused by food tampering have in the past, and could in the future, require us to temporarily close bakery-cafes or adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. Negative publicity concerning particular food products may adversely affect demand for our products and could cause an increase in our food costs as a result of potentially irregular supply of such products and a decrease in customer traffic to our bakery-cafes.

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
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

•	general economic conditions;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to negotiate favorable economic and business terms;

•	securing required governmental approvals and permits and complying with applicable zoning, land use, and environmental regulations; and

•	impact of inclement weather, natural disasters, and other acts of nature.
Our growth strategy also includes continued development of bakery-cafes through franchising. At December 27, 2011, approximately 52.0 percent of our bakery-cafes were operated by franchisees (801 franchise-operated bakery-cafes out of a total of 1,541 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
Our success in part depends on the success of our franchisees business.
Our success depends in part on the operations of our independent franchisees. While we provide training and support to, and monitor the operations of, our franchisees, the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our franchisees as they do from us and we strive to ensure customers have the same experience whether they visit a Company-owned or franchise-operated bakery-cafe. Any problems which originate with one of our franchisees, particularly an issue affecting the quality of the service experience, the safety of our products, or compliance with laws and regulations, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations.
Furthermore, our consolidated results of operations include revenues derived from royalties on sales from, and revenues from sales by our fresh dough facilities to, franchise-operated bakery-cafes. As a result, our growth expectations and revenues could be negatively impacted by a material downturn in sales at and to franchise-operated bakery-cafes or if one or more key franchisees becomes insolvent and unable to pay us royalties.
Although we have been able to successfully manage our growth to date, we may experience difficulties doing so in the future.
Our growth strategy includes selectively opening bakery-cafes in urban trade areas where we may have little operating experience. Accordingly, there can be no assurance that a bakery-cafe opened in such trade areas will have similar operating results, including average weekly net sales, as our existing bakery-cafes. New markets may not perform as expected or may take longer to reach planned operating levels, if at all. Operating results or overall bakery-cafe performance in these urban trade areas could vary as a result of higher construction, occupancy, or general operating costs, a lack of familiarity with our brand which may require us to build local brand awareness, differing demographics, consumer tastes, and spending patterns, and variable competitive environments. Additional expenses attributable to costs of delivery from our fresh dough facilities may exceed our expectations in areas not currently served by those facilities.
Our growth strategy also includes opening bakery-cafes in existing markets to increase the penetration rate of our bakery-cafes in those markets. There can be no assurance we will be successful in operating bakery-cafes profitably in new markets or further penetrating existing markets.
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and consolidated financial results.
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

•	increasing brand awareness through greater investment in multi-channel marketing and advertising, including national television advertising.
Our failure or inability to protect our trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our intellectual property and confidential and proprietary information is very important to our business and competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera Catering®, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPanera® along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information, and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property, and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in marketing or introducing new menu items in the future, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, consolidated financial condition and results of operations.
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
The restaurant industry is highly competitive with respect to location, customer service, price, taste, quality of products, and overall customer experience. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally owned restaurants. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and the restaurant industry better than we can. Additionally, given our recent success other companies may develop restaurants that operate with concepts similar to ours or that try to replicate the things we do well. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.
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
We expanded our Company-owned operations into Canadian markets. Our expansion into Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations if our Canadian operations continue to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.
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
In addition, various federal, state, and local labor laws govern our operations and our relationship with our associates, including prevailing wages, overtime, accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws, and anti-discrimination laws.
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
There continues to be increased consumer emphasis on and regulatory scrutiny of restaurants operating in the quick-service and fast-casual segments, with respect to nutrition and advertising practices. While we have taken steps to respond to these developments by updating our menu boards and printed menus to include caloric information in all of our Company-owned bakery-cafes, we may become subject to other initiatives in the area of nutrition disclosure or advertising which would require us to make certain additional nutritional information available to guests or restrict the sales of certain types of ingredients. We may experience higher costs associated with the implementation and oversight of such changes that could have an adverse impact on our business.
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
Additionally, the costs of insurance and medical care have risen significantly over the past few years and are expected to continue to increase. These increases, as well as existing or potential legislation changes, which requires employers to provide health insurance to employees, could negatively impact our operating results.
We are subject to complaints and litigation that could have an adverse effect on our business.
In the ordinary course of our business we may become subject to complaints and litigation alleging that we are responsible for a customer illness or injury suffered at or after a visit to one of our Company-owned bakery-cafes or to one of our franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, advertising claims, allergens, personal injury, or other concerns. In addition, we are subject to litigation by employees, investors, franchisees, and others through private actions, class actions or other forums, of which the outcome of litigation is difficult to assess and quantify and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
We rely heavily on information technology and any material failure, interruption, or security breach in our systems could adversely affect our business.
We rely heavily on information technology systems across our operations, including for the order and delivery of fresh dough from our fresh dough facilities, point-of-sale processing in our bakery-cafes, gift and loyalty cards, online business, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem. Additionally, if a person is able to circumvent the security measures intended to protect our employee or customer private data, he or she could destroy or steal valuable information or disrupt our operations, which could significantly harm our reputation or result in litigation against us or the imposition of penalties.
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
Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our consolidated financial condition.
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
We expect our advertising expenses to continue to increase and to dedicate greater resources to advertising and marketing than in previous years. If new advertising and other marketing programs, including our national television advertising, do not drive increased net bakery-cafe sales or if the costs of advertising, media, or marketing increase greater than expected, our consolidated financial results could be materially adversely affected.
Our federal, state, and local tax returns have been and may in the future be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our consolidated financial position and results of operations.
We are subject to federal, state, and local taxes in the United States and Canada, including sales, use, and other applicable taxes. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the Internal Revenue Service or another taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our consolidated financial position and results of operations.

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
Failure to meet market expectations for our financial performance would likely adversely affect the market price of our stock.
The public trading of our stock is based in large part on market expectations that our business would continue to grow and that we would achieve certain levels of financial performance. Should we fail to meet market expectations going forward, particularly with respect to comparable net bakery-cafe sales revenues, operating margins, and diluted earnings per share, the market price of our stock would likely decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe as of December 27, 2011 was approximately 4,600 square feet. The square footage of each of our fresh dough facilities is provided below. We lease all but two of our bakery-cafe locations, all fresh dough facilities, and all of our support centers. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally 10 years with renewal options at most locations and our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.

The square footage of our Company-owned leased fresh dough facilities as of December 27, 2011 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,600
Atlanta, GA	18,000
Beltsville, MD	35,700
Chandler, AZ	7,500
Chicago, IL	30,900
Cincinnati, OH	22,300
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	40,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,000
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	20,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	16,300
Ontario, CAN (2)	300

(1)	Total square footage includes approximately 20,000 square feet utilized in tuna and cream cheese production.

(2)	Company-owned limited production facility co-located within one of our Company-owned bakery-cafes in Ontario, Canada to support the Company-owned bakery-cafes located in this market.

As of December 27, 2011, we operated 1,541 bakery-cafes in the following locations:

Location	Company- Owned Bakery-Cafes	Franchise- Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	12	3	15
Arizona	31	6	37
Arkansas	—	6	6
California	53	69	122
Colorado	—	29	29
Connecticut	13	12	25
Delaware	—	5	5
Florida	48	86	134
Georgia	17	22	39
Illinois	74	32	106
Indiana	39	—	39
Iowa	2	17	19
Kansas	—	19	19
Kentucky	18	3	21
Maine	—	4	4
Maryland	—	45	45
Massachusetts	21	38	59
Michigan	46	17	63
Minnesota	26	3	29
Missouri	46	23	69
Nebraska	11	2	13
Nevada	—	5	5
New Hampshire	—	9	9
New Jersey	38	11	49
New Mexico	1	—	1
New York	39	42	81
North Carolina	13	31	44
Ohio	9	99	108
Oklahoma	—	17	17
Oregon	5	—	5
Pennsylvania	25	50	75
Rhode Island	—	7	7
South Carolina	9	8	17
South Dakota	1	—	1
Tennessee	13	18	31
Texas	20	36	56
Utah	—	7	7
Vermont	2	—	2
Virginia	59	10	69
Washington	20	—	20
West Virginia	—	8	8
Wisconsin	23	2	25
District of Columbia	3	—	3
Ontario, Canada	3	—	3
	740	801	1,541

ITEM 3. LEGAL PROCEEDINGS

On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against us and three of our current and former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased our common stock during the period between November 1, 2005 and July 26, 2006.  Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division.  Each complaint alleged that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with our disclosure of system-wide net sales and earnings guidance during the period from November 1, 2005 through July 26, 2006.  Each complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper.  On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff.  On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007.  Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit.  Under the terms of the Stipulation of Settlement, our primary directors and officers liability insurer deposited $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The Stipulation of Settlement contains no admission of wrongdoing.  On June 22, 2011, the Court granted final approval of the settlement and entered an order dismissing the class action lawsuit with prejudice. The settlement and dismissal became final on July 22, 2011.
On February 22, 2008, a shareholder derivative lawsuit was filed against us as nominal defendant and against certain of our current and former officers and certain current directors.  The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri.  The complaint alleged, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008.  The complaint sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper. Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit.  Under the terms of the Stipulation of Settlement, we agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and our insurer paid plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. On April 8, 2011, the Court granted final approval of the settlement and entered an order dismissing the shareholder derivative lawsuit with prejudice. The settlement and dismissal became final on May 8, 2011.

On December 9, 2009, a purported class action lawsuit was filed against us and one of our subsidiaries by Nick Sotoudeh, a former employee of one of our subsidiaries.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff.  The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code.   The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties reached a Memorandum of Agreement regarding the class action lawsuits and the class action filed by David Carter discussed below. Under the terms of the Memorandum of Agreement, we agreed to pay a maximum amount of $5.0 million to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by the California Superior Court. The agreement of $5.0 million is included in accrued expenses in our Consolidated Balance Sheets as of December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against us and one of our subsidiaries by David Carter, a former employee of one of our subsidiaries, and Nikole Benavides, a purported former employee of one of our franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper.  This matter against our subsidiary was consolidated with the lawsuit described in the immediately preceding paragraph and is expected to be resolved under the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against us and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of one of our subsidiaries.  The lawsuit was filed in the United States District Court for the Middle District of Florida.  The complaint alleges, among other things, violations of the Fair Labor Standards Act.   The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  We believe we and our subsidiary have meritorious defenses to each of the claims in this lawsuit and we are prepared to vigorously defend the lawsuit.  There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial statements.

In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not, however, currently expect that the costs to resolve these matters individually or in the aggregate will have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “PNRA.” There is no established public trading market for our Class B common stock. For the periods indicated, the following table sets forth the quarterly high and low sale prices per share of our Class A common stock as reported by Nasdaq.

	December 27, 2011		December 28, 2010
	High	Low	High	Low
First Quarter	$123.47	$94.86	$79.27	$65.65
Second Quarter	$128.69	$115.86	$87.77	$74.31
Third Quarter	$131.96	$96.68	$89.25	$73.82
Fourth Quarter	$143.38	$101.17	$106.42	$88.34

On February 20, 2012, the last sale price for the Class A common stock, as reported on the Nasdaq Global Select Market, was $151.67. As of February 20, 2012, we had approximately 1,981 holders of record of our Class A common stock and approximately 30 holders of record of our Class B common stock.
Dividend Policy
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions, and which may be made under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During fiscal 2011, we repurchased 877,100 shares under the share repurchase authorization at a weighted-average price of $103.55 for an aggregate purchase price of $90.8 million.

During the fourth quarter of fiscal 2011, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Weight-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program
September 28, 2011 - October 25, 2011	26,700	(1)	$101.37	26,700	$357,414,869
October 26, 2011 - November 29, 2011	1,468	(2)	$134.31	—	$357,414,869
November 30, 2011 - December 27, 2011	—		$—	—	$357,414,869
Total	28,168		$103.09	26,700	$357,414,869

(1)
Represents 26,700 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above. See Part II, Item 7. for further information regarding the share repurchase authorization.

(2)
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

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 27, 2011	December 28, 2010	December 29, 2009	December 30, 2008	December 25, 2007
Revenues:
Bakery-cafe sales, net	$1,592,951	$1,321,162	$1,153,255	$1,106,295	$894,902
Franchise royalties and fees	92,793	86,195	78,367	74,800	67,188
Fresh dough and other product sales to franchisees	136,288	135,132	121,872	117,758	104,601
Total revenues	1,822,032	1,542,489	1,353,494	1,298,853	1,066,691
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$470,398	$374,816	$337,599	$332,697	$271,442
Labor	484,014	419,140	370,595	352,462	286,238
Occupancy	115,290	100,970	95,996	90,390	70,398
Other operating expenses	216,237	177,059	155,396	147,033	121,325
Total bakery-cafe expenses	1,285,939	1,071,985	959,586	922,582	749,403
Fresh dough and other product cost of sales to franchisees	116,267	110,986	100,229	108,573	92,852
Depreciation and amortization	79,899	68,673	67,162	67,225	57,903
General and administrative expenses	113,083	101,494	83,169	84,393	68,966
Pre-opening expenses	6,585	4,282	2,451	3,374	8,289
Total costs and expenses	1,601,773	1,357,420	1,212,597	1,186,147	977,413
Operating profit	220,259	185,069	140,897	112,706	89,278
Interest expense	822	675	700	1,606	483
Other (income) expense, net	(466)	4,232	273	883	333
Income before income taxes	219,903	180,162	139,924	110,217	88,462
Income taxes	83,951	68,563	53,073	41,272	31,434
Net income	135,952	111,599	86,851	68,945	57,028
Less: net (loss) income attributable to noncontrolling interest	—	(267)	801	1,509	(428)
Net income attributable to Panera Bread Company	$135,952	$111,866	$86,050	$67,436	$57,456
Earnings per common share attributable to Panera Bread Company:
Basic	$4.59	$3.65	$2.81	2.24	$1.81
Diluted	$4.55	$3.62	$2.78	$2.22	$1.79
Weighted average shares of common and common equivalent shares outstanding:
Basic	29,601	30,614	30,667	30,059	31,708
Diluted	29,903	30,922	30,979	30,422	32,178
Consolidated balance sheet data:
Cash and cash equivalents	$222,640	$229,299	$246,400	$74,710	$68,242
Short-term investments	186	152	—	2,400	23,198
Total assets	1,027,322	924,581	837,165	673,917	698,752
Long-term liabilities	133,912	117,457	97,870	61,217	122,807
Stockholders’ equity	655,076	595,608	597,036	495,162	446,164
Franchisee revenues (2)	$1,828,188	$1,802,116	$1,640,309	$1,542,791	$1,376,430
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	4.9%	7.5%	2.4%	3.8%	1.7%
Franchise-operated bakery-cafes	3.4%	8.2%	2.0%	3.5%	1.5%
Bakery-cafe data:
Company-owned bakery-cafes open	740	662	585	562	532
Franchise-operated bakery-cafes open	801	791	795	763	698
Total bakery-cafes open	1,541	1,453	1,380	1,325	1,230

(1)	The fiscal year ended December 30, 2008, or fiscal 2008, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

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

(3)
Comparable net bakery-cafe sales for fiscal 2011, 2010, 2009, and 2007 contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 52 week period in fiscal 2008 (the first 52 weeks in fiscal 2008), Company-owned and franchise-operated comparable net bakery-cafe sales for the fiscal year ended December 29, 2009, or fiscal 2009, would have been approximately 2.2 percent and 2.0 percent, respectively. Adjusted to reflect a comparative 53 week period in the fiscal year ended December 25, 2007, or fiscal 2007 (52 weeks in fiscal 2007 plus one week of fiscal 2008), Company-owned and franchise-operated comparable bakery-cafe sales for fiscal 2008 would have been approximately 3.5 percent and 3.3 percent, respectively. Adjusted on a calendar basis to match the specific weeks in fiscal 2009 to the same specific weeks in fiscal 2008, Company-owned and franchise-operated comparable net bakery-cafe sales for fiscal 2009 would have been 2.4 percent and 2.0 percent, respectively. For further information regarding comparable net bakery-cafe sales and the modification to the method by which we determine bakery-cafes included in our comparable net bakery-cafe sales, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, had 52 weeks.
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
Executive Summary of Results
In fiscal 2011, we earned $4.55 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.0 percent (growth of 4.9 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.4 percent to $44,313 ($44,071 for Company-owned bakery-cafes and $44,527 for franchise-operated bakery-cafes); 112 new bakery-cafes opened system-wide (53 Company-owned bakery-cafes and 59 franchise-operated bakery-cafes); and 24 bakery-cafes closed system-wide (three Company-owned bakery-cafes and 21 franchise-operated bakery-cafes). Our fiscal 2011 results of $4.55 per diluted share included a favorable impact of $0.05 per diluted share from the repurchase of 877,100 shares under our $600.0 million share repurchase authorization.
In the fiscal quarter ended December 27, 2011, we earned $1.31 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.4 percent (growth of 5.9 percent for Company-owned bakery-cafes and growth of 3.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.9 percent to $46,481 ($46,336 for Company-owned bakery-cafes and $46,612 for franchise-operated bakery-cafes); 40 new bakery-cafes opened system-wide (24 Company-owned bakery-cafes and 16 franchise-operated bakery-cafes); and three franchise-operated bakery-cafes closed.
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

Consolidated Statements of Operations Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Operations for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Revenues:
Bakery-cafe sales, net	87.4%	85.7%	85.2%
Franchise royalties and fees	5.1	5.6	5.8
Fresh dough and other product sales to franchisees	7.5	8.8	9.0
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.5%	28.4%	29.3%
Labor	30.4	31.7	32.1
Occupancy	7.2	7.6	8.3
Other operating expenses	13.6	13.4	13.5
Total bakery-cafe expenses	80.7	81.1	83.2
Fresh dough and other product cost of sales to franchisees (2)	85.3	82.1	82.2
Depreciation and amortization	4.4	4.5	5.0
General and administrative expenses	6.2	6.6	6.1
Pre-opening expenses	0.4	0.3	0.2
Total costs and expenses	87.9	88.0	89.6
Operating profit	12.1	12.0	10.4
Interest expense	—	—	0.1
Other (income) expense, net	—	0.3	—
Income before income taxes	12.1	11.7	10.3
Income taxes	4.6	4.4	3.9
Net income	7.5	7.2	6.4
Less: net (loss) income attributable to noncontrolling interest	—	—	0.1
Net income attributable to Panera Bread Company	7.5%	7.3%	6.4%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Number of bakery-cafes:
Company-owned:
Beginning of period	662	585	562
Bakery-cafes opened	53	42	30
Bakery-cafes closed	(3)	(2)	(7)
Bakery-cafes acquired from franchisees (1)	30	40	—
Bakery-cafe sold to a franchisee (2)	(2)	(3)	—
End of period	740	662	585
Franchise-operated:
Beginning of period	791	795	763
Bakery-cafes opened	59	34	39
Bakery-cafes closed (3)	(21)	(1)	(7)
Bakery-cafes sold to Company (1)	(30)	(40)	—
Bakery-cafe purchased from Company (2)	2	3	—
End of period	801	791	795
System-wide:
Beginning of period	1,453	1,380	1,325
Bakery-cafes opened	112	76	69
Bakery-cafes closed	(24)	(3)	(14)
End of period	1,541	1,453	1,380

(1)
In July 2011, we acquired five bakery-cafes from an Indiana franchisee. In April 2011, we acquired 25 bakery-cafes from our Milwaukee franchisee. Additionally, in September 2010, we acquired 37 bakery-cafes from our New Jersey franchisee. Also, in March 2010, we acquired controlling interest in three bakery-cafes from our Canadian franchisee and subsequently purchased the remaining noncontrolling interest on December 28, 2010.

(2)
In February 2011, we sold two bakery-cafes in the Dallas, TX market to an existing franchisee. Additionally, in May 2010, we sold three bakery-cafes in the Mobile, Alabama market to an existing franchisee.

(3)	In June 2011, the franchise agreements for 13 franchise-operated Paradise bakery-cafes were mutually terminated and the bakery-cafes de-identified from the Paradise brand.
Comparable Bakery-Cafe Sales, net
Fiscal 2011, 2010, and 2009 each contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of $14.4 million and $21.4 million of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes, respectively. Accordingly, we believe it is appropriate to provide the following three separate measures of comparable net bakery-cafe sales for fiscal 2009: calendar basis, adjusted fiscal basis, and fiscal basis.
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
Fiscal Basis
Comparable net bakery-cafe sales growth for the fiscal periods indicated were as follows:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Company-owned	4.9%	7.5%	2.4%
Franchise-operated	3.4%	8.2%	2.0%
System-wide	4.0%	7.9%	2.2%

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
The 4.9 percent growth in fiscal 2011 comparable Company-owned net bakery-cafe sales was driven by approximately 1.8 percent of transaction growth and 3.1 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 2.9 percent and positive mix impact of 0.2 percent in comparison to the prior fiscal year. The 7.5 percent growth in fiscal 2010 comparable Company-owned net bakery-cafe sales was driven by approximately 2.1 percent of transaction growth and 5.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of 2.0 percent and positive mix impact of 3.4 percent in comparison to the prior fiscal year. The 2.4 percent growth in fiscal 2009 comparable Company-owned net bakery-cafe sales was driven by approximately 2.3 percent average check growth and 0.1 percent of transaction growth. Average check growth, in turn, was comprised of retail price increases of 2.8 percent and negative mix impact of 0.5 percent in comparison to the prior fiscal year.

Results of Operations
Fiscal 2011 Compared to Fiscal 2010
Revenues
Total revenues in fiscal 2011 increased 18.1 percent to $1,822.0 million compared to $1,542.5 million in fiscal 2010. The growth in total revenues in fiscal 2011 compared to the prior year was primarily due to the opening of 112 new bakery-cafes system-wide in fiscal 2011 and to the 4.0 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2011, partially offset by the closure of 24 bakery-cafes system-wide in fiscal 2011.
The system-wide average weekly net sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	Percentage Change
System-wide average weekly net sales	$44,313	$42,852	3.4%

Net bakery-cafe sales in fiscal 2011 increased 20.6 percent to $1,593.0 million compared to $1,321.2 million in fiscal 2010. The increase in net bakery-cafe sales in fiscal 2011 compared to the prior fiscal year was primarily due to the opening of 53 new Company-owned bakery-cafes, the acquisition of 30 franchise-operated bakery-cafes, and the 4.9 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2011, partially offset by the closure of three Company-owned bakery-cafes and the sale of two Company-owned bakery-cafes. This 4.9 percent growth in comparable net bakery-cafe sales was driven by approximately 1.8 percent of transaction growth and approximately 3.1 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.9 percent and positive mix impact of approximately 0.2 percent in comparison to the same period in the prior fiscal year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased by 1.7 percentage points to 87.4 percent for fiscal 2011 as compared to 85.7 percent in fiscal 2010. In addition, the increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2011 compared to the prior fiscal year was primarily due to the previously described average check growth that resulted from retail price increases and our category management initiatives. The average weekly net sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	Percentage Change
Company-owned average weekly net sales	$44,071	$41,899	5.2%
Company-owned number of operating weeks	36,140	31,532	14.6%

Franchise royalties and fees in fiscal 2011 increased 7.7 percent to $92.8 million compared to $86.2 million in fiscal 2010. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010
Franchise royalties	$90,486	$84,806
Franchise fees	2,307	1,389
Total	$92,793	$86,195

The increase in franchise royalty and fee revenues in fiscal 2011 compared to the prior fiscal year was attributed to the opening of 59 new franchise-operated bakery-cafes and the 3.4 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2011, partially offset by the closure of 21 franchise-operated bakery-cafe and the Company’s purchase of 30 franchise-operated bakery-cafes. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	Percentage Change
Franchise-operated average weekly net sales	$44,527	$43,578	2.2%
Franchise-operated number of operating weeks	41,058	41,354	(0.7)%

As of December 27, 2011, there were 801 franchise-operated bakery-cafes open and we have received commitments to open 195 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
Fresh dough and other product sales to franchisees in fiscal 2011 increased 0.9 percent to $136.3 million compared to $135.1 million in fiscal 2010. The increase in fresh dough and other product sales to franchisees was primarily due to the 3.4 percent increase in franchise-operated comparable net bakery-cafe sales and the opening of 59 franchise-operated cafes, partially offset by our purchase of 30 franchise-operated bakery-cafes and the closure of 21 franchise-operated bakery-cafes.
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
The cost of food and paper products was $470.4 million, or 29.5 percent of net bakery-cafe sales in fiscal 2011, compared to $374.8 million, or 28.4 percent of net bakery-cafe sales, in fiscal 2010. This increase in the cost of food and paper products as a percentage of net bakery-cafe sales was principally due to food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. In fiscal 2011, there was an average of 69.6 bakery-cafes per fresh dough facility compared to an average of 65.2 in fiscal 2010.
Labor expense was $484.0 million, or 30.4 percent of net bakery-cafe sales, in fiscal 2011 compared to $419.1 million, or 31.7 percent of net bakery-cafe sales, in fiscal 2010. The decrease in labor expense as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower benefits costs due to lower self-insurance medical claims, and lower average wage in our bakery-cafes.
Occupancy cost was $115.3 million, or 7.2 percent of net bakery-cafe sales, in fiscal 2011 compared to $101.0 million, or 7.6 percent of net bakery-cafe sales, in fiscal 2010. The decrease in occupancy cost as a percentage of net bakery-cafe sales was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance in prior years than anticipated, improved leverage from higher comparable net bakery-cafe sales, and lower occupancy costs in new bakery-cafes and favorably negotiated leases in existing bakery-cafes.
Other operating expenses were $216.2 million, or 13.6 percent of net bakery-cafe sales, in fiscal 2011 compared to $177.1 million, or 13.4 percent of net bakery-cafe sales, in fiscal 2010. The increase in other operating expenses as a percentage of net bakery-cafe sales was primarily a result of increased marketing expense, partially offset by increased leverage from higher comparable net bakery-cafe sales.
Fresh dough and other product cost of sales to franchisees was $116.3 million, or 85.3 percent of fresh dough and other product sales to franchisees, in fiscal 2011 compared to $111.0 million, or 82.1 percent of fresh dough and other product sales to franchisees, in fiscal 2010. The increase in the fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
General and administrative expenses were $113.1 million, or 6.2 percent of total revenues, in fiscal 2011 compared to $101.5 million, or 6.6 percent of total revenues, in fiscal 2010. The decrease in general and administrative expenses as a percent of total revenues was primarily the result of improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
Interest Expense
Interest expense was $0.8 million, or less than 0.1 percent of total revenues, in fiscal 2011 compared to $0.7 million, or less than 0.1 percent of total revenues, in fiscal 2010.
Other (Income) Expense, net
Other (income) expense, net in fiscal 2011 increased to $0.5 million of income, or less than 0.1 percent of total revenues, from $4.2 million of expense, or 0.3 percent of total revenues, in fiscal 2010. Other (income) expense, net for fiscal 2011 was primarily comprised of immaterial items. Other (income) expense, net for fiscal 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items.
Income Taxes
The provision for income taxes increased to $84.0 million in fiscal 2011 compared to $68.6 million in fiscal 2010. The tax provision for fiscal 2011 and fiscal 2010 reflects a combined federal, state, and local effective tax rate of 38.2 percent and 38.1 percent, respectively. The increase in the effective tax rate between fiscal 2011 and 2010 was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.

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
The system-wide average weekly net sales per bakery-cafe for the periods indicated are as follows:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	Percentage Change
System-wide average weekly net sales	$42,852	$39,926	7.3%

Net bakery-cafe sales in fiscal 2010 increased 14.6 percent to $1,321.2 million compared to $1,153.3 million in fiscal 2009. The increase in net bakery-cafe sales in fiscal 2010 compared to the prior fiscal year was primarily due to the opening of 42 new Company-owned bakery-cafes, the acquisition of 40 franchise-operated bakery-cafes, and the 7.5 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2010, partially offset by the closure of two Company-owned bakery-cafes and the sale of three Company-owned bakery-cafes. This 7.5 percent growth in comparable net bakery-cafe sales was driven by approximately 2.1 percent of transaction growth and approximately 5.4 percent average check growth. Average check growth, in turn, was comprised of retail price increases of approximately 2.0 percent and positive mix impact of approximately 3.4 percent in comparison to the same period in the prior fiscal year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased 0.5 percentage points from 85.7 percent for fiscal 2010 as compared to 85.2 percent in fiscal 2009. In addition, the increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2010 compared to the prior fiscal year was primarily due to the previously described average check growth that resulted from our category management initiative. The average weekly net sales per Company-owned bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	Percentage Change
Company-owned average weekly net sales	$41,899	$39,050	7.3%
Company-owned number of operating weeks	31,532	29,533	6.8%

Franchise royalties and fees in fiscal 2010 increased 10.0 percent to $86.2 million compared to $78.4 million in fiscal 2009. The components of franchise royalties and fees for the periods indicated are as follows (in thousands):

	For the fiscal year ended
	December 28, 2010	December 29, 2009
Franchise royalties	$84,806	$77,119
Franchise fees	1,389	1,248
Total	$86,195	$78,367

The increase in franchise royalty and fee revenues in fiscal 2010 compared to the prior fiscal year was attributed to the opening of 34 new franchise-operated bakery-cafes and the 8.2 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2010, partially offset by the closure of one franchise-operated bakery-cafes. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated are as follows:

	For the fiscal year ended
	December 28, 2010	December 29, 2009	Percentage Change
Franchise-operated average weekly net sales	$43,578	$40,566	7.4%
Franchise-operated number of operating weeks	41,354	40,436	2.3%

As of December 28, 2010, there were 791 franchise-operated bakery-cafes open and commitments to open 176 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.
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
The cost of food and paper products was $374.8 million, or 28.4 percent of net bakery-cafe sales in fiscal 2010 compared to $337.6 million, or 29.3 percent of net bakery-cafe sales, in fiscal 2009. This decrease in the cost of food and paper products as a percentage of net bakery-cafe sales was principally due to category management initiatives, purchasing improvements, food cost deflation, improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings, and improved leverage overall from higher comparable net bakery-cafe sales, partially offset by costs incurred related to the roll-out of our MyPanera loyalty program. In fiscal 2010, there was an average of 65.2 bakery-cafes per fresh dough facility compared to an average of 62.5 in fiscal 2009.
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
Other (Income) Expense, net
Other (income) expense, net in fiscal 2010 increased to $4.2 million, or 0.3 percent of total revenues, from $0.3 million, or less than 0.1 percent of total revenues, in fiscal 2009. Other (income) expense, net for fiscal 2010 was primarily comprised of charges related to unclaimed property audit exposures, certain state sales tax audit exposures, and immaterial items. Other (income) expense, net for fiscal 2009 was primarily comprised of charges related to certain state sales tax audit exposures, write-offs associated with smallwares and panini grills, the closure of bakery-cafes, and impairment of one bakery-cafe, partially offset by a gain related to the Columbia Strategic Cash Portfolio and the Company-owned life insurance program, and immaterial items.
Income Taxes
The provision for income taxes increased to $68.6 million in fiscal 2010 compared to $53.1 million in fiscal 2009. The tax provision for fiscal 2010 and fiscal 2009 reflects a combined federal, state, and local effective tax rate of 38.1 percent and 37.9 percent, respectively. The increase in the effective tax rate between fiscal 2010 and 2009 was primarily driven by state taxes.

Liquidity and Capital Resources
Cash and cash equivalents were $222.6 million at December 27, 2011 compared to $229.3 million at December 28, 2010. This $6.7 million decrease was primarily a result of $107.9 million used on capital expenditures, $96.6 million used to repurchase shares of our Class A common stock, $44.4 million used for acquisitions, and $5.0 million used for payment of deferred acquisition holdbacks, partially offset by $236.9 million of cash generated from operations, $5.0 million of tax benefit from exercise of stock options, $3.2 million received from the exercise of employee stock options, and $2.0 million of proceeds from issuance of common stock under employee benefit plans. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $114.8 million at December 27, 2011 compared to $119.2 million at December 28, 2010. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $6.7 million, an increase in accrued expenses of $18.3 million, and an increase in accounts payable of $8.5 million. Partially offsetting the decrease in working capital was an increase in trade and other accounts receivable, net of $16.4 million, an increase in prepaid expenses of $7.3 million, an increase in inventories of $2.7 million, and an increase of $2.7 million in deferred income taxes. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 27, 2011	December 28, 2010	December 29, 2009
Operating activities	$236,889	$237,634	$214,904
Investing activities	$(152,194)	$(132,199)	$(49,219)
Financing activities	$(91,354)	$(122,536)	$6,005
Net (decrease) increase in cash and cash equivalents	$(6,659)	$(17,101)	$171,690

Operating Activities
Cash flows provided by operating activities in fiscal 2011 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from exercise of stock options, an increase in accrued expenses, accounts payable, deferred rent, and other long-term liabilities, partially offset by an increase in trade and other accounts receivable, net, prepaid expenses, and inventories. Cash flows provided by operating activities in fiscal 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and the tax benefit from exercise of stock options, an increase in accrued expenses and other long-term liabilities, partially offset by an increase in trade and other accounts receivable, net and prepaid expenses. Cash flows provided by operating activities in fiscal 2009 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, and the tax benefit from exercise of stock options, an increase in accrued expenses, other long-term liabilities, deferred rent, and accounts payable, partially offset by an increase in trade and other accounts receivable, net and prepaid expenses.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
New bakery-cafe and fresh dough facilities	$63,021	$42,294	$28,036
Bakery-cafe and fresh dough facility improvements	30,858	27,009	21,695
Other capital needs	14,053	12,923	4,953
Total	$107,932	$82,226	$54,684

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 115 to 120 system-wide bakery-cafe openings in fiscal 2012. We expect future bakery-cafes will require, on average, an investment per bakery-cafe (excluding pre-opening expenses which are expensed as incurred) of approximately $950,000, which is net of landlord allowances and excludes capitalized development overhead.
Business Combinations
We used approximately $44.4 million and $52.2 million of cash flows for acquisitions, in fiscal 2011 and fiscal 2010, respectively. In fiscal 2009 there were no acquisitions. In fiscal 2011 we purchased substantially all the assets and certain liabilities of 25 bakery-cafes from our Milwaukee franchisee and an additional five bakery-cafes from our Indiana franchisee. In fiscal 2010, we purchased a controlling interest in certain assets, liabilities, and the operations of three bakery-cafes in Ontario, Canada from our Canadian franchisee in a non-cash transaction. We subsequently purchased the remaining noncontrolling interest in the three bakery-cafes on December 28, 2010 for $0.7 million. Additionally, in fiscal 2010 we purchased substantially all the assets and certain liabilities of 37 bakery-cafes from our New Jersey franchisee. Within our Consolidated Balance Sheets as of December 27, 2011 and December 28, 2010, $2.6 million and $5.0 million respectively, were included for contingent or accrued purchase price remaining from previously completed acquisitions. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2011 and 2010.
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
Financing Activities
Financing activities in fiscal 2011 included $96.6 million used to repurchase shares of our Class A common stock and $5.0 million used on the payment of deferred acquisition holdbacks, offset by $5.0 million received from the tax benefit from exercise of stock options, $3.2 million received from the exercise of employee stock options, and $2.0 million received from the issuance of common stock. Financing activities in fiscal 2010 included $153.5 million used to repurchase shares of our Class A common stock offset by $25.6 million received from the exercise of employee stock options, $3.6 million received from the tax benefit from exercise of stock options, and $1.8 million received from the issuance of common stock. Financing activities in fiscal 2009 included $22.8 million received from the exercise of employee stock options, $5.1 million received from the tax benefit from the exercise of stock options, and $1.6 million received from the issuance of common stock, partially offset by $20.1 million used to purchase the remaining interest of Paradise and approximately $3.5 million to repurchase shares of our Class A common stock.
Purchase of Noncontrolling Interest
On June 2, 2009, we purchased the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to us by the former shareholders of the remaining 49 percent of Paradise, whom we refer to as the Prior Shareholders. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, with $2.3 million retained by us for certain holdbacks. The holdbacks were primarily for certain indemnifications and expired on June 2, 2011, at which time the remaining holdback amounts reverted to the Prior Shareholders. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in our ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to us.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. Under the share repurchase authorization, we repurchased a total of 877,100 shares of our Class A common stock at a weighted-average price of $103.55 per share for an aggregate purchase price of $90.8 million in fiscal 2011. During fiscal 2010, we repurchased a total of 1,905,540 shares of our Class A common stock at a weighted-average price of $78.72 per share for an aggregate purchase price of $150.0 million. During fiscal 2009, we repurchased a total of 27,429 shares of our Class A common stock at a weighted-average price of $62.98 per share for an aggregate purchase price of $1.7 million. As of the date of this report, under the share repurchase authorization, we repurchased a total of 2,810,069 shares of our Class A common stock at a weighted-average price of $86.33 per share for an aggregate purchase price of approximately $242.6 million. We have approximately $357.4 million available under the existing $600.0 million repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2011, we repurchased 52,146 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $109.33 per share for an aggregate purchase price of approximately $5.7 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2010, we repurchased 44,002 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $77.99 per share for an aggregate purchase price of $3.5 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2009, we repurchased 32,135 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $53.66 per share for an aggregate purchase price of $1.7 million pursuant to the terms of the Plans and the applicable award agreements.
Credit Facility
On March 7, 2008, we and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions, and share repurchases. As of December 27, 2011 and December 28, 2010, we had no balance outstanding and was in compliance with all covenants under the Amended and Restated Credit Agreement.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during the fiscal year ended December 27, 2011.
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
We maintain a customer loyalty program in which customers earn rewards based on registration in the program and purchases within our bakery-cafes. We record the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses as rewards are earned while considering historical redemption rates. Fully earned rewards expire if unredeemed after 60 days.

We sell gift cards which do not have an expiration date and from which we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage") and there is no longer a legal obligation to remit the unredeemed gift cards in the relevant jurisdiction. The determination of gift card breakage is based upon our specific historical redemption patterns. When the likelihood of further redemptions becomes remote, breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Operations; however, such gift cards will continue to be honored. In the fiscal year ended December 27, 2011, we completed an initial analysis of unredeemed gift card liabilities and recognized a reduction of $1.9 million of general and administrative expenses.
Valuation of Goodwill
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
We have adopted this updated guidance for the fiscal year 2011. We performed the qualitative assessment, which included an analysis of macroeconomic factors, industry and market conditions, internal cost factors, our overall financial performance, entity-specific events, share price fluctuations, and results of past impairment tests. Based on this assessment, we have not identified any conditions that would suggest an impairment of goodwill exists in fiscal year 2011.
Goodwill and indefinite-lived intangible assets recorded in the consolidated financial statements are required to be evaluated for periodic evaluation for impairment when circumstances warrant, or at least once per year. Prior to fiscal year 2011, goodwill was tested for impairment in accordance with the accounting standard for goodwill by comparing the carrying value of reporting units to their estimated fair values. We completed annual impairment tests as of the first day of the fiscal fourth quarter for each of fiscal 2010 and fiscal 2009, none of which identified any impairment as the fair value of our reporting units exceeded the associated carrying values.
At December 27, 2011 and December 28, 2010, our goodwill balance was $108.1 million and $94.4 million, respectively. As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment as of December 27, 2011.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.5 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 27, 2011, we believe we have provided adequate reserves for our self-insurance exposure. As of December 27, 2011 and December 28, 2010, self-insurance reserves were $23.6 million and $20.2 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets.
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
Our effective tax rates have differed from the statutory tax rate primarily due to the impact of state taxes, partially offset by favorable U.S. rules related to donations of inventory to charitable organizations and domestic manufacturing. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns and other tax filings by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our reserve for income taxes.
Lease Obligations
We lease all but two of our bakery-cafes, fresh dough facilities and trucks, and support centers. Each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.
For leases that contain rent escalations, we record the total rent payable during the lease term, as described above, on a straight-line basis over the term of the lease, and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Many of our leases contain provisions that require additional rental payments based upon net bakery-cafe sales volume or changes in external indices, which we refer to as contingent rent. Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense over the term of the lease in bakery-cafes where we pay contingent rent.
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

Contractual Obligations and Other Commitments
We currently anticipate 115 to 120 system-wide bakery-cafe openings in fiscal 2012. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of noncancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for six to eight years. Lease terms for our bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 27, 2011, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the fiscal periods indicated (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (1)	$1,643,604	$107,816	$214,503	$207,834	$1,113,451
Capital Lease Obligations (1)	1,673	186	372	372	743
Purchase Obligations (2)	218,083	216,387	1,696	—	—
Uncertain Tax Positions (3)	3,379	677	966	405	1,331
Total	$1,866,739	$325,066	$217,537	$208,611	$1,115,525

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating and capital leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 27, 2011 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 27, 2011, we guaranteed operating leases of 25 franchisee or affiliate bakery-cafes, which we account for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from January 31, 2012 to December 31, 2023 and have a potential amount of future rental payments of approximately $23.6 million as of December 27, 2011. Our obligation under these leases will generally decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the issuance of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable franchisees continue to have primary obligation for these operating leases. As of December 27, 2011, future commitments under these leases were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subleases and Lease Guarantees (1)	$23,628	3,253	6,291	4,188	9,896

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our lease guarantees.
Employee Commitments
We have Confidential and Proprietary Information and Non-Competition Agreements, referred to as Non-Compete Agreements, with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the Non-Compete Agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 27, 2011, the total amount potentially owed employees under these Non-Compete Agreements was $16.5 million.
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
New Accounting Standards
In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this updated guidance did not have a material impact on our consolidated financial statements.
In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance is applicable for fiscal years beginning after December 15, 2011. We believe the adoption of this updated guidance will not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. All derivative instruments are entered into for other than trading purposes. In fiscal 2011, 2010 and 2009, we did not have any derivative instruments. In addition, we purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price.
Interest Rate Sensitivity
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $250.0 million secured facility under which we may select interest rates equal to (1) the Base Rate (which is defined as the higher of the Bank of America prime rate and the Federal funds rate plus 0.50 percent) or (2) LIBOR plus an applicable rate ranging from 0.75 percent to 1.50 percent as set forth in the Amended and Restated Credit Agreement. We did not have an outstanding balance on our credit facility at December 27, 2011. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our consolidated results of operations.
Foreign Currency Exchange Risk
We currently operate three Canadian Company-owned bakery-cafes. Our operating expenses and cash flows are subject to fluctuation due to changes in the exchange rate of the Canadian Dollar, in which our operating obligations in Canada are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 27, 2011 and December 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 21, 2012

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 27, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$222,640	$229,299
Trade accounts receivable, net	30,700	20,378
Other accounts receivable	24,009	17,962
Inventories	17,016	14,345
Prepaid expenses and other	31,228	23,905
Deferred income taxes	27,526	24,796
Total current assets	353,119	330,685
Property and equipment, net	492,022	444,094
Other assets:
Goodwill	108,071	94,442
Other intangible assets, net	67,269	48,402
Deposits and other	6,841	6,958
Total other assets	182,181	149,802
Total assets	$1,027,322	$924,581
LIABILITIES
Current liabilities:
Accounts payable	$15,884	$7,346
Accrued expenses	222,450	204,170
Total current liabilities	238,334	211,516
Deferred rent	54,055	47,974
Deferred income taxes	34,345	30,264
Other long-term liabilities	45,512	39,219
Total liabilities	372,246	328,973
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Panera Bread Company stockholders’ equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,330,759 shares issued and 28,265,672 shares outstanding at December 27, 2011 and 30,125,936 shares issued and 29,006,844 shares outstanding at December 28, 2010	3	3
Class B, 10,000,000 shares authorized; 1,383,687 shares issued and outstanding at December 27, 2011 and 1,391,607 shares at December 28, 2010	—	—
Treasury stock, carried at cost; 2,048,338 shares at December 27, 2011 and 1,119,092 shares at December 28, 2010	(175,595)	(78,990)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 27, 2011 and December 28, 2010	—	—
Additional paid-in capital	150,093	130,005
Accumulated other comprehensive income	308	275
Retained earnings	680,267	544,315
Total stockholders' equity	655,076	595,608
Total liabilities and stockholders' equity	$1,027,322	$924,581

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Revenues:
Bakery-cafe sales, net	$1,592,951	$1,321,162	$1,153,255
Franchise royalties and fees	92,793	86,195	78,367
Fresh dough and other product sales to franchisees	136,288	135,132	121,872
Total revenues	1,822,032	1,542,489	1,353,494
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$470,398	$374,816	$337,599
Labor	484,014	419,140	370,595
Occupancy	115,290	100,970	95,996
Other operating expenses	216,237	177,059	155,396
Total bakery-cafe expenses	1,285,939	1,071,985	959,586
Fresh dough and other product cost of sales to franchisees	116,267	110,986	100,229
Depreciation and amortization	79,899	68,673	67,162
General and administrative expenses	113,083	101,494	83,169
Pre-opening expenses	6,585	4,282	2,451
Total costs and expenses	1,601,773	1,357,420	1,212,597
Operating profit	220,259	185,069	140,897
Interest expense	822	675	700
Other (income) expense, net	(466)	4,232	273
Income before income taxes	219,903	180,162	139,924
Income taxes	83,951	68,563	53,073
Net income	135,952	111,599	86,851
Less: net (loss) income attributable to noncontrolling interest	—	(267)	801
Net income attributable to Panera Bread Company	$135,952	$111,866	$86,050
Earnings per common share attributable to Panera Bread Company:
Basic	$4.59	$3.65	$2.81
Diluted	$4.55	$3.62	$2.78
Weighted average shares of common and common equivalent shares outstanding:
Basic	29,601	30,614	30,667
Diluted	29,903	30,922	30,979

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Cash flows from operations:
Net income	$135,952	$111,599	$86,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,899	68,673	67,162
Gain from short-term investments	—	—	(1,339)
Stock-based compensation expense	9,861	9,558	8,661
Tax benefit from exercise of stock options	(4,994)	(3,603)	(5,095)
Deferred income taxes	1,351	(4,660)	22,950
Other	2,423	1,114	2,799
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	(16,369)	(13,180)	(3,554)
Inventories	(2,183)	(1,540)	(336)
Prepaid expenses and other	(7,323)	(7,694)	(2,224)
Deposits and other	117	(2,337)	100
Accounts payable	8,538	929	2,381
Accrued expenses	19,630	61,891	28,901
Deferred rent	6,081	4,603	3,591
Other long-term liabilities	3,906	12,281	4,056
Net cash provided by operating activities	236,889	237,634	214,904
Cash flows from investing activities:
Additions to property and equipment	(107,932)	(82,226)	(54,684)
Acquisitions, net of cash acquired	(44,377)	(52,177)	—
Proceeds from sale of bakery-cafes	115	2,204	—
Investment maturities proceeds	—	—	5,465
Net cash used in investing activities	(152,194)	(132,199)	(49,219)
Cash flows from financing activities:
Repurchase of common stock	(96,605)	(153,492)	(3,453)
Exercise of employee stock options	3,193	25,551	22,818
Tax benefit from exercise of stock options	4,994	3,603	5,095
Proceeds from issuance of common stock under employee benefit plans	2,040	1,802	1,626
Purchase of noncontrolling interest	—	—	(20,081)
Payment of deferred acquisition holdback	(4,976)	—	—
Net cash (used in) provided by financing activities	(91,354)	(122,536)	6,005
Net (decrease) increase in cash and cash equivalents	(6,659)	(17,101)	171,690
Cash and cash equivalents at beginning of period	229,299	246,400	74,710
Cash and cash equivalents at end of period	$222,640	$229,299	$246,400

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Comprehensive Income	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
			Class A		Class B		Treasury Stock
	Total		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 30, 2008	$498,686		29,422	$3	1,398	$—	136	$(2,204)	$151,358	$346,399	$(394)	$3,524
Comprehensive income:
Net income	86,851	$86,851	—	—	—	—	—	—	—	86,050	—	801
Other comprehensive income:
Foreign currency translation adjustment	618	618	—	—	—	—	—	—	—	—	618	—
Total other comprehensive income	618	618
Comprehensive income	87,469	$87,469
Purchase of noncontrolling interest	(23,124)		—	—	—	—	—	—	(18,799)	—	—	(4,325)
Adjustment to noncontrolling interest	(742)		—	—	—	—	—	—	(742)	—	—	—
Issuance of common stock	1,626		36	—	—	—	—	—	1,626	—	—	—
Issuance of restricted stock (net of forfeitures)	—		165	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	22,818		628	—	—	—	—	—	22,818	—	—	—
Stock-based compensation expense	8,661		—	—	—	—	—	—	8,661	—	—	—
Conversion of Class B to Class A	—		6	—	(6)	—	—	—	—	—	—	—
Repurchase of common stock	(3,453)		(60)	—	—	—	32	(1,724)	(1,729)	—	—	—
Tax benefit from exercise of stock options	5,095		—	—	—	—	—	—	5,095	—	—	—
Balance, December 29, 2009	$597,036		30,197	$3	1,392	$—	168	$(3,928)	$168,288	$432,449	$224	$—
Comprehensive income:
Net income (loss)	111,599	$111,599	—	—	—	—	—	—	—	111,866	—	(267)
Other comprehensive income:
Foreign currency translation adjustment	64	64	—	—	—	—	—	—	—	—	51	13
Total other comprehensive income	64	64
Comprehensive income	111,663	$111,663
Noncontrolling interest in PB Biscuit	630		—	—	—	—	—	—	—	—	—	630
Purchase of noncontrolling interest	(743)		—	—	—	—	—	—	(367)	—	—	(376)
Issuance of common stock	1,802		28	—	—	—	—	—	1,802	—	—	—
Issuance of restricted stock (net of forfeitures)	—		132	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	25,551		599	—	—	—	—	—	25,551	—	—	—
Stock-based compensation expense	9,558		—	—	—	—	—	—	9,558	—	—	—
Repurchase of common stock	(153,492)		(1,949)	—	—	—	951	(75,062)	(78,430)	—	—	—
Tax benefit from exercise of stock options	3,603		—	—	—	—	—	—	3,603	—	—	—
Balance, December 28, 2010	$595,608		29,007	$3	1,392	$—	1,119	$(78,990)	$130,005	$544,315	$275	$—
Comprehensive income:
Net income	135,952	$135,952	—	—	—	—	—	—	—	135,952	—
Other comprehensive income:
Foreign currency translation adjustment	33	33	—	—	—	—	—	—	—	—	33	—
Total other comprehensive income	33	33
Comprehensive income	135,985	$135,985
Issuance of common stock	2,040		21	—	—	—	—	—	2,040	—	—	—
Issuance of restricted stock (net of forfeitures)	—		93	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	3,193		65	—	—	—	—	—	3,193	—	—	—
Stock-based compensation expense	9,861		—	—	—	—	—	—	9,861	—	—	—
Conversion of Class B to Class A	—		8	—	(8)	—	—	—	—	—	—	—
Exercise of SSARs	—		1	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(96,605)		(929)	—		—	929	(96,605)	—	—	—	—
Tax benefit from exercise of stock options	4,994		—	—	—	—	—	—	4,994	—	—	—
Balance, December 27, 2011	$655,076		28,266	$3	1,384	$—	2,048	$(175,595)	$150,093	$680,267	$308	$—

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Panera Bread Company and its subsidiaries (the "Company") operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 27, 2011, the Company’s retail operations consisted of 740 Company-owned bakery-cafes and 801 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 27, 2011, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. Each of the Company’s fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009 had 52 weeks.
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
Investments
In fiscal 2011 and 2010, the Company’s investments consisted of municipal industrial revenue bonds that it intends to hold until maturity. In fiscal 2009, the Company’s investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other (income) expense, net. Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. See Note 5 for further information with respect to the Company’s investments.
Trade Accounts Receivable, net and Other Accounts Receivable
Trade accounts receivable, net consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough and other products from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 27, 2011 and December 28, 2010 was $0.1 million and $0.2 million, respectively.
As of December 27, 2011, other accounts receivable consisted primarily of $8.9 million due from income tax refunds, $6.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $3.9 million. As of December 28, 2010, other accounts receivable consisted primarily of an insurance receivable for litigation settlements of $7.1 million, tenant allowances due from landlords of $4.0 million, and $3.3 million due from wholesalers of the Company’s gift cards.
Inventories
Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost or market, with cost determined under the first-in, first-out method.
Property and Equipment, net
Property, equipment, leasehold improvements, and land are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software. The estimated useful lives used for financial statement purposes are:

Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15-20 years
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3-10 years
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2-7 years
External signage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-7 years
Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-5 years

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $39.5 million, $33.8 million, and $30.7 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. In September 2011, the Financial Accounting Standards Board ("FASB") updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.
The Company adopted this guidance for fiscal year 2011. The Company performed the qualitative assessment which included an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance of the Company, entity-specific events, share price fluctuations, and results of past impairment tests. Based on this assessment, the Company did not identify any conditions that suggest an impairment of goodwill existed in fiscal year 2011.
Goodwill and indefinite-lived intangible assets recorded in the consolidated financial statements were required to be evaluated for periodic evaluation for impairment when circumstances warrant, or at least once per year. Prior to fiscal year 2011, goodwill was tested for impairment in accordance with the accounting standard for goodwill by comparing the carrying value of reporting units to their estimated fair values. The Company completed annual impairment tests as of the first day of the fiscal fourth quarter of fiscal 2010 and fiscal 2009, none of which identified any impairment as the fair value of the Company's reporting units exceeded the associated carrying values.
Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately 2 years to 17 years. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately 13 years to 20 years. The fair value of trademarks is amortized over their estimated useful life of 22 years.

The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 27, 2011, December 28, 2010, and December 29, 2009, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, the Company determines if there is impairment by comparing anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values. If impairment exists, the amount of impairment is determined by comparing anticipated discounted cash flows from the related long-lived assets of a bakery-cafe or a fresh dough facility, which approximates fair value, with their respective carrying values. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors. No impairment loss was recognized during the fiscal year ended December 27, 2011. The Company recognized an impairment loss of $0.1 million and $0.6 million during the fiscal years ended December 28, 2010 and December 29, 2009, respectively, related to a distinct underperforming Company-owned bakery-cafe within each fiscal year. The loss was recorded in other operating expenses in the Consolidated Statements of Operations.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.5 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 27, 2011, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 27, 2011 and December 28, 2010, self-insurance reserves were $23.6 million and $20.2 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $35.9 million, $35.6 million, and $37.1 million, for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.
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
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Operations.
The Company capitalized $7.7 million, $8.7 million, and $8.4 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Operations. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $0.3 million and $0.6 million at December 27, 2011 and December 28, 2010, respectively.
Revenue Recognition
The Company records revenues from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery to the franchisees. Sales of soup and other branded products outside of our bakery-cafes are recognized upon delivery to customers.
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under an Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.3 million, $1.4 million, and $1.2 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively. Royalties are generally paid weekly based on the percentage of franchisee sales specified in each ADA (generally 4 percent to 5 percent of net sales). Royalties are recognized as revenue when they are earned. Royalties were $90.5 million, $84.8 million, and $77.1 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.
The Company maintains a customer loyalty program referred to as MyPanera® in which Panera Bread Company customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards expire if unredeemed after 60 days. The accrued liability related to the Company’s loyalty program, which is included as a reduction of bakery-cafe sales in the Consolidated Statement of Operations, was $5.9 million and $4.3 million as of December 27, 2011 and December 28, 2010, respectively.
The Company sells gift cards that do not have an expiration date and from which does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage") and there is no longer a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of gift card breakage is based upon Company-specific historical redemption patterns. When the likelihood of further redemptions becomes remote, breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Operations; however, such gift cards will continue to be honored. In the fiscal year ended December 27, 2011, the Company completed an initial analysis of unredeemed gift card liabilities and recognized a reduction of $1.9 million of general and administrative expenses.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Operations, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Operations. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $33.2 million, $27.4 million, and $15.3 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.
Pre-Opening Expenses
All pre-opening expenses directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor, and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in labor expense in the Consolidated Statements of Operations, are expensed when incurred.
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
The Company records landlord allowances and incentives received which are not related to structural building improvements as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized on a straight-line basis over the reasonably assured lease term as a reduction of rent expense. Additionally, the Company records landlord allowances for structural tenant improvements as a reduction of property and equipment, net in the Consolidated Balance Sheets, resulting in decreased depreciation expense over the reasonably assured lease term.
Earnings Per Share
The Company accounts for earnings per common share in accordance with the relevant accounting guidance, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the fiscal year. Diluted earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Foreign Currency Translation
The Company has three Company-owned bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Operations.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include investments in trading securities, municipal industrial revenue bonds, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their maturities. The Company’s investments in trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as other (income) expense, net in the Consolidated Statements of Operations.
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
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions. These assumptions include estimating the expected term until the option awards are either exercised or canceled, the expected volatility of the Company’s stock price, for a period approximating the expected term, the risk-free interest rate with a maturity that approximates the option awards expected term, and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option awards. Additionally, the Company uses its historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. The fair value of the awards is amortized over the vesting period. Options and restricted stock generally vest ratably over a four-year period beginning two years from the date of grant and options generally have a six-year term. Stock-based compensation expense is included in general and administrative expenses in the Consolidated Statements of Operations.
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations ("ARO") in the Company’s consolidated financial statements. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the life of the respective lease. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 27, 2011 and December 28, 2010, our net ARO asset included in property and equipment, net was $2.4 million and $2.2 million, respectively, and our net ARO liability included in other long-term liabilities was $5.9 million and $5.2 million, respectively. ARO accretion expense was $0.3 million, $0.4 million, and $0.2 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.
Variable Interest Entities
The Company applies the guidance issued by the FASB on accounting for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of the fiscal year ended December 27, 2011.
New Accounting Standards
In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this updated guidance did not have a material impact on the

Company's consolidated financial statements.
In June 2011 and as updated in December 2011, the FASB updated its guidance for comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance is applicable for fiscal years beginning after December 15, 2011. The Company believes the adoption of this updated guidance will not have a material impact on the Company's consolidated financial statements.

3. Business Combinations and Divestitures

Indiana Franchisee Acquisition

On July 26, 2011, the Company purchased substantially all the assets and certain liabilities of five Paradise Bakery & Café (“Paradise”) bakery-cafes and the related area development rights from an Indiana franchisee for a purchase price of approximately $5.1 million. Approximately $4.6 million of the purchase price was paid on July 26, 2011, with $0.5 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, July 26, 2013, with any remaining holdback amounts reverting to the prior franchisee. As a result of this acquisition, the Company gained control of the five bakery-cafes and further expanded Company-owned operations into Indiana. The Consolidated Statements of Operations include the results of operations from these five bakery-cafes from the date of their acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $1.3 million to property and equipment, $1.3 million to intangible assets, which represent the fair value of re-acquired territory rights, $0.7 million to liabilities, and $3.1 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

Milwaukee Franchisee Acquisition

On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, with $2.1 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the 18 month anniversary of the transaction closing date, October 19, 2012, with any remaining holdback amounts reverting to the prior franchisee. As a result of this acquisition, the Company gained control of 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.

The acquired business contributed revenues of $42.4 million and net income of approximately $0.7 million for the period from April 20, 2011 through December 27, 2011. The following supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Year Ended
	December 27, 2011	December 28, 2010
Bakery-cafe sales, net	$1,607,633	$1,371,500
Net income	136,243	112,864

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

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

New Jersey Franchisee Acquisition
On September 29, 2010 the Company purchased substantially all the assets and certain liabilities of 37 bakery-cafes and the area development rights from its New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price, as well as related transaction costs, were paid on September 29, 2010, and the remaining approximately $2.8 million was paid with interest in fiscal 2011. As a result of this acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition.
The following supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 31, 2008, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Year End
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
Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

Texas Divestiture

On February 9, 2011, the Company sold substantially all of the assets of two Paradise bakery-cafes to an existing Texas franchisee for a sale price of approximately $0.1 million, resulting in a nominal gain, which was classified in other (income) expense, net in the Consolidated Statements of Operations.

Alabama Divestiture
On April 27, 2010, the Company sold substantially all of the assets of three bakery-cafes and the area development rights for the Mobile, Alabama market to an existing franchisee for a sale price of approximately $2.2 million, resulting in a gain of approximately $0.6 million, which is classified in other (income) expense, net in the Consolidated Statements of Operations.

There were no business combinations consummated during the fiscal year ended December 29, 2009. The Company had approximately $0.1 million of adjustments during fiscal 2009, which resulted in a $0.1 million increase to goodwill in the Consolidated Balance Sheets as a result of the settlement of certain purchase price adjustments.
Accrued Purchase Price Payments
During the fiscal year ended December 27, 2011, the Company paid approximately $5.0 million, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There were no accrued purchase price payments made in the fiscal year ended December 28, 2010. There was $2.6 million and $5.0 million of accrued purchase price remaining as of December 27, 2011 and December 28, 2010, respectively.

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
Canadian Noncontrolling Interest
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
On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued non-controlling interest to Millennium at a fair value of $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of $4.1 million, subject to certain closing adjustments. The Consolidated Statements of Operations include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction was excluded from the Consolidated Statements of Cash Flows for the year ended December 28, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.
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

Paradise Noncontrolling Interest

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
On June 2, 2009, the Company exercised its right to purchase the remaining 49 percent of the outstanding stock of Paradise, excluding certain agreed upon assets totaling $0.7 million, for a purchase price of $22.3 million, $0.1 million in transaction costs, and settlement of $3.4 million of debt owed to the Company by the shareholders of the remaining 49 percent of Paradise. Approximately $20.0 million of the purchase price, as well as the transaction costs, were paid on June 2, 2009, and the remaining approximately $2.3 million was paid with interest in fiscal 2011. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Paradise, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.
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

5. Fair Value Measurements

On December 30, 2009, the Company adopted the updated guidance issued by the FASB related to fair value measurements and disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. The adoption of this updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

The Company’s $27.5 million and $44.5 million in cash equivalents at December 27, 2011 and December 28, 2010, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs). The Company’s remaining cash balance in the Consolidated Balance Sheets was held in FDIC insured accounts. As of December 27, 2011 and December 28, 2010, the Company held municipal industrial revenue bonds in the amount of $1.7 million and $1.5 million, respectively, and valued these bonds using Level 2 inputs as they can be corroborated by market data.
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
As the Columbia Strategic Cash Portfolio units were no longer trading and, therefore, had little or no price transparency, the Company assessed the fair value of the underlying collateral for the Columbia Strategic Cash Portfolio through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. The Company then utilized this assessment of the underlying collateral from multiple indicators of fair value, which were then adjusted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Columbia Strategic Cash Portfolio units. During fiscal 2009, the Company received $5.5 million of cash redemptions, which fully redeemed the Company’s remaining units in the Columbia Strategic Cash Portfolio. Based on the valuation methodology used to determine the fair value, the Columbia Strategic Cash Portfolio was classified within Level 3 of the fair value hierarchy. Realized and unrealized gains/(losses) relating to the Columbia Strategic Cash Portfolio were classified in other (income) expense, net in the Consolidated Statements of Operations. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial asset for the period indicated (in thousands):

December 29, 2009
Beginning balance	$4,126
Net realized and unrealized gains	1,339
Redemptions	(5,465)
Ending balance	$—

6. Inventories
Inventories consisted of the following (in thousands):

	December 27, 2011	December 28, 2010
Food:
Fresh dough facilities:
Raw materials	$2,998	$2,338
Finished goods	261	261
Bakery-cafes:
Raw materials	11,048	8,780
Paper goods	2,709	2,966
Total	$17,016	$14,345

7. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 27, 2011	December 28, 2010
Leasehold improvements	$467,568	$416,286
Machinery and equipment	288,028	259,966
Furniture and fixtures	88,016	78,349
External signage	21,853	19,766
Smallwares	22,340	18,758
Construction in progress	42,069	29,531
Land	1,023	—
	930,897	822,656
Less: accumulated depreciation	(438,875)	(378,562)
Property and equipment, net	$492,022	$444,094

The Company recorded depreciation expense related to these assets of $74.2 million, $66.7 million, and $65.9 million for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively.

8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 27, 2011 and December 28, 2010 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough Operations	Total
Balance as of December 29, 2009	$83,852	$1,934	$1,695	$87,481
Acquisition of Canada Franchisee	2,336	—	—	2,336
Acquisition of New Jersey Franchisee	4,589	—	—	4,589
Currency translation	36	—	—	36
Balance as of December 28, 2010	$90,813	$1,934	$1,695	$94,442
Acquisition of Milwaukee Franchisee	10,560	—	—	10,560
Acquisition of Indiana Franchisee	3,097	—	—	3,097
Currency translation	(28)	—	—	(28)
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071

The Company has not recorded a goodwill impairment charge in the fiscal years 2011, 2010, and 2009, respectively.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 27, 2011			December 28, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$5,610	$(1,250)	$4,360	$5,610	$(996)	$4,614
Re-acquired territory rights	68,129	(8,537)	59,592	43,729	(3,757)	39,972
Favorable leases	4,996	(1,679)	3,317	4,836	(1,020)	3,816
Total other intangible assets	$78,735	$(11,466)	$67,269	$54,175	$(5,773)	$48,402

Amortization expense on these intangible assets for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, was approximately: $5.7 million, $2.0 million, and $1.3 million respectively. Future amortization expense on these intangible assets as of December 27, 2011 is estimated to be approximately: $6.5 million in fiscal 2012, $6.4 million in fiscal 2013, $6.2 million in fiscal 2014, $6.1 million in fiscal 2015, $6.1 million in fiscal 2016 and $36.0 million thereafter.

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 27, 2011	December 28, 2010
Unredeemed gift cards, net	$58,321	$47,716
Compensation and related employment taxes	41,491	43,788
Insurance	23,629	20,212
Capital expenditures	19,116	13,057
Taxes, other than income tax	18,512	16,281
Fresh dough and other product operations	7,101	5,071
Rent	5,958	7,084
Loyalty program	5,916	4,280
Advertising	5,334	9,866
Litigation settlement (Note 13)	5,000	7,125
Utilities	4,170	3,547
Deferred acquisition purchase price	2,565	5,040
Deferred revenue	2,236	1,962
Other	23,101	19,141
Total	$222,450	$204,170

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
The Amended and Restated Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Company has not exercised these requests for increases in available borrowings as of December 27, 2011. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions, and share repurchases.

As of December 27, 2011 and December 28, 2010, the Company had no loans outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.4 million of commitment fees for the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, respectively. As of December 27, 2011 and December 28, 2010, the Company was in compliance with all covenant requirements in the Amended and Restated Credit Agreement, and accrued interest related to the commitment fees on the Amended and Restated Credit Agreement was $0.1 million, respectively.

12. Share Repurchase Authorization
On November 17, 2009, the Company’s Board of Directors approved a three year share repurchase authorization of up to $600.0 million of the Company’s Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions, and the Company may make such repurchases under a Rule 10b5-1 Plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. Under the share repurchase authorization the Company repurchased a total of 877,100 shares of the Company’s Class A common stock at a weighted-average price of $103.55 per share for an aggregate purchase price of $90.8 million in fiscal 2011. During fiscal 2010, the Company repurchased a total of 1,905,540 shares of its Class A common stock at a weighted-average price of $78.72 per share for an aggregate purchase price of $150.0 million. As of the date of this report, under the share repurchase authorization, the Company has repurchased a total of 2,810,069 shares of its Class A common stock at a weighted-average price of $86.33 per share for an aggregate purchase price of approximately $242.6 million. The Company has approximately $357.4 million available under the existing $600.0 million repurchase authorization.
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

13. Commitments and Contingent Liabilities
Lease Commitments
The Company is obligated under operating leases for its bakery-cafes, fresh dough facilities and trucks, and support centers. Lease terms for its trucks are generally for five to seven years. Lease terms for its bakery-cafes, fresh dough facilities, and support centers are generally for ten years with renewal options at certain locations and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy.
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 27, 2011, were as follows (in thousands):

Fiscal Years
2012	2013	2014	2015	2016	Thereafter	Total
$107,816	108,030	106,473	104,721	103,113	1,113,451	$1,643,604

Rental expense under operating leases was approximately $100.6 million, $87.4 million, and $79.9 million, in fiscal 2011, fiscal 2010, and fiscal 2009, respectively, which included contingent (i.e. percentage rent) expense of $1.6 million, $1.1 million, and $0.8 million, respectively.
In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 27, 2011 and December 28, 2010 was $5.9 million and $5.2 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in the third quarter of fiscal 2010, it simultaneously entered into an initial capital lease of $1.5 million for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of the fiscal year ended December 27, 2011, the Company held industrial revenue bonds of $1.7 million in the Consolidated Balance Sheets.

Lease Guarantees
As of December 27, 2011, the Company guaranteed operating leases of 25 franchisee or affiliate bakery-cafes, which the Company accounted for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from January 31, 2012 to December 31, 2023 and have a potential amount of future rental payments of approximately $23.6 million as of December 27, 2011. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable franchisees or affiliates continue to have primary liability for these operating leases. As of December 27, 2011, future commitments under these leases were as follows (in thousands):

Fiscal Years
2012	2013	2014	2015	2016	Thereafter	Total
$3,253	3,211	3,080	2,292	1,896	9,896	$23,628

Employee Commitments
The Company has executed Confidential and Proprietary Information and Non-Competition Agreements (“Non-Compete Agreements”) with certain employees. These Non-Compete Agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the Non-Compete Agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 27, 2011, the total amount potentially owed employees under these Non-Compete Agreements was $16.5 million.
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
Legal Proceedings

On January 25, 2008 and February 26, 2008, purported class action lawsuits were filed against the Company and three of the Company’s current and former executive officers by the Western Washington Laborers-Employers Pension Trust and Sue Trachet, respectively, on behalf of investors who purchased the Company’s common stock during the period between November 1, 2005 and July 26, 2006.  Both lawsuits were filed in the United States District Court for the Eastern District of Missouri, St. Louis Division.  Each complaint alleged that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 under the Exchange Act in connection with the Company’s disclosure of system-wide net sales and earnings guidance during the period from November 1, 2005 through July 26, 2006.  Each complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ and experts’ fees, and such other relief as the Court might find just and proper.  On June 23, 2008, the lawsuits were consolidated and the Western Washington Laborers-Employers Pension Trust was appointed lead plaintiff.  On August 7, 2008, the plaintiff filed an amended complaint, which extended the class period to November 1, 2005 through July 26, 2007. Following the filing of motions by both parties and hearings before the Court, on February 11, 2011, the parties filed with the Court a Stipulation of Settlement regarding the class action lawsuit.  Under the terms of the Stipulation of Settlement, the Company’s primary directors and officers liability insurer deposited $5.7 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The Stipulation of Settlement contains no admission of wrongdoing.  On June 22, 2011, the Court granted final approval of the settlement and entered an order dismissing the class action lawsuit with prejudice. The settlement and dismissal became final on July 22, 2011.

On February 22, 2008, a shareholder derivative lawsuit was filed against the Company as nominal defendant and against certain of its current and former officers and certain current directors.  The lawsuit was filed by Paul Pashcetto in the Circuit Court of St. Louis, Missouri.  The complaint alleged, among other things, breach of fiduciary duty, abuse of control, waste of corporate assets and unjust enrichment between November 5, 2006 and February 22, 2008.  The complaint sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the Court might find just and proper.  Following the filing of motions by both parties and hearings before the Court, on February 22, 2011, the parties filed with the Court a Stipulation of Settlement regarding the shareholder derivative lawsuit.  Under the terms of the Stipulation of Settlement, the Company agreed, among other things, to implement and maintain certain corporate governance additions, modifications and/or formalizations, and its insurer paid plaintiff’s attorneys’ fees and expenses of $1.4 million. The Stipulation of Settlement contains no admission of wrongdoing. On April 8, 2011, the Court granted final approval of the settlement and entered an order dismissing the shareholder derivative lawsuit with prejudice. The settlement and dismissal became final on May 8, 2011.

On December 9, 2009, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of the Company.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff.  The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions.  The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties reached a Memorandum of Agreement regarding the class action lawsuits and the class action filed by David Carter discussed below. Under the terms of the Memorandum of Agreement, the Company agreed to pay a maximum amount of $5.0 million to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by the California Superior Court. The agreement of $5.0 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against the Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of the Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper.  This matter against the Company's subsidiary was consolidated with the lawsuit described in the immediately preceding paragraph and is expected to be resolved under the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of the Company.  The lawsuit was filed in the United States District Court for Middle District of Florida.  The complaint alleges, among other things, violations of the Fair Labor Standards Act.  The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper.  The Company believes it and the other defendant have meritorious defenses to each of the claims in this lawsuit and the Company is prepared to vigorously defend the lawsuit.  There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial statements in the period in which the lawsuit is resolved.
In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these matters individually or in the aggregate will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
Other
The Company is subject to on-going federal and state income tax audits and sales tax audits and any unfavorable rulings could materially and adversely affect its consolidated financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.

14. Income Taxes
The components of income before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
United States	$221,906	$180,458	$139,005
Canada	(2,003)	(296)	919
Income before income taxes	$219,903	$180,162	$139,924

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Current:
Federal	$67,466	$64,471	$24,428
State	15,705	8,919	5,390
Foreign	(571)	(167)	304
	82,600	73,223	30,122
Deferred:
Federal	1,084	(4,306)	20,006
State	267	(354)	2,944
Foreign	—	—	—
	1,351	(4,660)	22,950
Tax Provision	$83,951	$68,563	$53,073
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes	4.5	5.0	4.7
Other	(1.3)	(1.9)	(1.8)
	38.2%	38.1%	37.9%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 27, 2011	December 28, 2010
Deferred tax assets:
Accrued expenses	$70,996	$59,952
Stock-based compensation	3,204	2,405
Other	245	287
Total deferred tax assets	$74,445	$62,644
Deferred tax liabilities:
Property and equipment	$(62,812)	$(51,437)
Goodwill and other intangibles	(18,452)	(16,675)
Total deferred tax liabilities	$(81,264)	$(68,112)
Net deferred tax liability	$(6,819)	$(5,468)
Net deferred current tax asset	$27,526	$24,796
Net deferred non-current tax liability	$(34,345)	$(30,264)

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the periods indicated (in thousands):

	December 27, 2011	December 28, 2010	December 29, 2009
Beginning balance	$2,896	$3,357	$3,598
Tax positions related to the current year:
Additions	526	477	617
Tax positions related to prior years:
Additions	264	724	—
Reductions	(142)	(700)	(110)
Settlements	—	(373)	(645)
Expiration of statutes of limitations	—	(589)	(103)
Ending balance	$3,544	$2,896	$3,357

As of December 27, 2011 and December 28, 2010, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $3.4 million and $2.9 million, net of federal tax benefits and applicable interest and penalties, respectively. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2008, as well as certain returns in 2006, 2007, and 2008 are subject to future examination by tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and were $0.3 million during fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Accrued interest and penalties were $1.3 million as of December 27, 2011 and December 28, 2010, respectively.

15. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 27, 2011, the Company had reserved 2,610,638 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.

Registration Rights
At December 27, 2011, 94.8 percent of the Class B common stock was owned by the Company’s Executive Chairman of the Board (“Chairman”). Certain holders of Class B common stock, including the Chairman, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2011 and 2010.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 52,146 shares of Class A common stock at a weighted-average cost of $109.33 per share during fiscal 2011, 44,002 shares of Class A common stock at a weighted-average cost of $77.99 per share during fiscal 2010, and 32,135 shares of Class A common stock at a weighted-average cost of $53.66 per share during fiscal 2009, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2011, fiscal 2010, and fiscal 2009, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12 for further information with respect to the Company’s share repurchase authorizations.

16. Stock-Based Compensation
The Company accounts for its stock-based compensation arrangements in accordance with the accounting standard for share-based payments in the Company’s consolidated financial statements and accompanying notes, which requires the Company to measure and record compensation expense in its consolidated financial statements for all stock-based compensation awards using a fair value method.
As of December 27, 2011, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
2006 Stock Incentive Plan
In fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provided for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”), restricted stock, restricted stock units, and other stock-based awards. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares available to grant to 2,300,000. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman and Chief Executive Officer, to the Company’s Compensation and Management Development Committee (“the Compensation Committee”).
Long-Term Incentive Program
In fiscal 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the

Compensation Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant’s level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant’s level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Compensation Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Compensation Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Compensation Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2011, fiscal 2010 and fiscal 2009, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $17.2 million, $19.3 million, and $12.1 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings and operating metrics. The performance awards are earned based on achievement of predetermined earnings and operating performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 150 percent of the participants’ salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Compensation Committee. For fiscal 2011, fiscal 2010, and fiscal 2009, compensation expense related to the performance awards was $7.6 million, $10.2 million, and $5.3 million, respectively.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 27, 2011, there was $28.9 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets, and is expected to be recognized over a weighted-average period of approximately 3.6 years. For fiscal 2011, fiscal 2010, and fiscal 2009, restricted stock expense was $7.7 million, $7.1 million and $5.4 million, respectively. A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 29, 2009	569	$50.52
Granted	160	76.22
Vested	(136)	48.84
Forfeited	(27)	53.26
Non-vested at December 28, 2010	566	$58.07
Granted	132	102.12
Vested	(157)	50.34
Forfeited	(39)	66.43
Non-vested at December 27, 2011	502	$71.47

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus, which is paid three years after the date of the original bonus payment provided the participant is still employed by the Company. For fiscal 2011, fiscal 2010, and fiscal 2009, compensation expense related to the deferred annual bonus match award was $1.9 million, $2.0 million, and $1.4 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 27, 2011, the total unrecognized compensation cost related to non-vested options was $0.5 million, which is net of a less than $0.1 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 1.3 years. The Company uses historical data to estimate pre-vesting forfeiture rates. Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Charged to general and administrative expenses (1)	$1,122	$1,510	$2,154
Income tax benefit	(428)	(575)	(821)
Total stock-based compensation expense, net of tax	$694	$935	$1,333
Effect on basic earnings per share	0.02	0.03	0.04
Effect on diluted earnings per share	0.02	0.03	0.04

(1)
Net of less than $0.1 million, less than $0.1 million, and $0.1 million of capitalized compensation cost related to the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2011, fiscal 2010, and fiscal 2009:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 30, 2008	1,452	$40.73
Granted	7	52.23
Exercised	(627)	36.39		$13,115
Cancelled	(18)	46.91
Outstanding at December 29, 2009	814	$44.04
Granted	4	67.94
Exercised	(598)	42.68		20,867
Cancelled	(4)	49.63
Outstanding at December 28, 2010	216	$48.17
Granted	4	103.64
Exercised	(65)	49.37		4,703
Cancelled	(6)	49.14
Outstanding at December 27, 2011	149	$48.98	1.9	13,672
Exercisable at December 27, 2011	99	$50.26	1.8	$8,940

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2011 of $141.01 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2011, fiscal 2010, and fiscal 2009 was $3.2 million, $25.6 million, and $22.8 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2011, fiscal 2010, and fiscal 2009 were $5.0 million, $3.6 million, and $5.1 million, respectively, and were included as cash inflows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes information about stock options outstanding at December 27, 2011:

			Stock Options Outstanding			Stock Options Exercisable
			Number Outstanding	Weighted Average Contractual Term Remaining	Weighted Average	Number Exercisable	Weighted Average
Range of Exercise Price			(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$36.57	-	$40.35	14	2.1	$37.46	11	$36.80
$40.36	-	$44.41	56	1.7	43.24	29	43.13
$44.42	-	$48.02	20	0.6	47.95	20	47.95
$48.03	-	$52.24	39	2.6	51.02	19	51.21
$52.25	-	$60.07	8	1.0	56.73	8	56.41
$60.08	-	$72.58	8	2.2	68.23	8	68.23
$72.59	and	above	4	5.0	103.64	4	103.64
			149	1.9	$48.98	99	$50.26

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 27, 2011, the total unrecognized compensation cost related to non-vested SSARs was $0.5 million, which is net of a $0.1 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 3.8 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2011, 2010, and 2009, stock-based compensation expense related to SSARs was $0.1 million, less than $0.1 million, and less than $0.1 million, respectively, and was charged to general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2011, fiscal 2010, and fiscal 2009:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 30, 2008	—	$—
Granted	23	55.20
Converted	—	—
Cancelled	(1)	55.20
Outstanding at December 29, 2009	22	$55.20	5.6	$293
Granted	8	75.80
Converted	—	—
Cancelled	—	—
Outstanding at December 28, 2010	30	$60.90	4.9	$1,244
Granted	8	100.46
Converted	(2)	55.20
Cancelled	(6)	59.18
Outstanding at December 27, 2011	30	$72.68	4.4	$2,064
Convertible at December 27, 2011	3	$55.20	3.6	$263

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2011 of $141.01 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 27, 2011 have a conversion price ranging from $55.20 to $100.46 and are expected to be recognized over a weighted-average period of approximately 4.4 years.
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
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Fair value per option awards	$37.46	$27.97	$21.70
Assumptions:
Expected term (years)	5.0	5.0	5.0
Expected volatility	40.3%	41.0%	41.8%
Risk-free interest rate	1.3%	1.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%

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
1992 Employee Stock Purchase Plan
The Company adopted the 1992 Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 21,000, 28,000, and 36,000 shares purchased with a weighted-average fair value of purchase rights of $16.97, $11.41, and $7.95 during fiscal 2011, fiscal 2010, and fiscal 2009, respectively. For fiscal 2011, fiscal 2010, and fiscal 2009, the Company recognized expense of approximately $0.4 million, $0.3 million, and $0.3 million in each of the respective years related to stock purchase plan discounts. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares authorized for issuance 925,000. Cumulatively, there were approximately 839,000 shares issued under this plan as of December 27, 2011, 818,000 shares issued under this plan as of December 28, 2010, and 790,000 shares issued under this plan as of December 29, 2009.

17. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $1.6 million, $1.4 million, and $1.3 million to the Plan in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

18. Business Segment Information
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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Panera Bread or Paradise Bakery & Café names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Paradise Bakery & Café names.
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

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Revenues:
Company bakery-cafe operations	$1,592,951	$1,321,162	$1,153,255
Franchise operations	92,793	86,195	78,367
Fresh dough and other product operations	275,096	252,045	216,116
Intercompany sales eliminations	(138,808)	(116,913)	(94,244)
Total revenues	$1,822,032	$1,542,489	$1,353,494
Segment profit:
Company bakery-cafe operations	$307,012	$249,177	$193,669
Franchise operations	86,148	80,397	72,381
Fresh dough and other product operations	20,021	24,146	21,643
Total segment profit	$413,181	$353,720	$287,693

Depreciation and amortization	79,899	68,673	67,162
Unallocated general and administrative expenses	106,438	95,696	77,183
Pre-opening expenses	6,585	4,282	2,451
Interest expense	822	675	700
Other (income) expense, net	(466)	4,232	273
Income before income taxes	$219,903	$180,162	$139,924
Depreciation and amortization:
Company bakery-cafe operations	$68,651	$57,031	$55,726
Fresh dough and other product operations	6,777	7,495	7,620
Corporate administration	4,471	4,147	3,816
Total depreciation and amortization	$79,899	$68,673	$67,162
Capital expenditures:
Company bakery-cafe operations	$94,873	$66,961	$46,408
Fresh dough and other product operations	6,483	6,452	3,681
Corporate administration	6,576	8,813	4,595
Total capital expenditures	$107,932	$82,226	$54,684

	December 27, 2011	December 28, 2010	December 29, 2009
Segment assets:
Company bakery-cafe operations	$682,246	$581,193	$498,806
Franchise operations	7,502	6,679	3,850
Fresh dough and other product operations	47,710	48,393	48,616
Total segment assets	$737,458	$636,265	$551,272

Unallocated trade and other accounts receivable	3,359	9,409	2,267
Unallocated property and equipment	21,565	19,798	14,437
Unallocated deposits and other	4,234	4,549	4,104
Other unallocated assets	260,706	254,560	265,085
Total assets	$1,027,322	$924,581	$837,165

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$135,952	$111,866	$86,050

Weighted average number of shares outstanding — basic	29,601	30,614	30,667
Effect of dilutive stock-based employee compensation awards	302	308	312
Weighted average number of shares outstanding — diluted	29,903	30,922	30,979
Earnings per common share attributable to Panera Bread Company:
Basic	$4.59	$3.65	$2.81
Diluted	$4.55	$3.62	$2.78

For the fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights of less than 0.1 million, less than 0.1 million, and 0.2 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and inclusion would have been anti-dilutive.

20. Supplemental Cash Flow Information

	For the fiscal year ended
	December 27, 2011	December 28, 2010	December 29, 2009
Cash paid during the year for (in thousands):
Interest	$390	$379	$380
Income taxes	80,572	68,263	26,947
Non-cash investing and financing activities (in thousands):
Accrued property and equipment purchases	$19,116	$13,057	$6,108
Accrued purchase price of noncontrolling interest	—	764	2,264
Accrued purchase price of New Jersey acquisition	—	2,755	—
Accrued purchase price of Milwaukee acquisition	2,055	—	—
Accrued purchase price of Indiana acquisition	510	—	—
Canadian note receivable	—	3,333	—
Investment in municipal industrial revenue bonds	1,673	1,517	—

21. Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2011 - quarters ended (1)
	March 29	June 28	September 27	December 27
Revenues	$422,100	$451,080	$453,087	$495,765
Operating profit	52,974	57,132	47,607	62,546
Net income	32,774	35,710	28,848	38,620
Net income attributable to Panera Bread Company	32,774	35,710	28,848	38,620
Earnings per common share attributable to Panera Bread Company:
Basic	$1.10	$1.20	$0.98	$1.33
Diluted	$1.09	$1.18	$0.97	$1.31

	Fiscal 2010 - quarters ended (1)
	March 30	June 29	September 28	December 28
Revenues	$364,210	$378,124	$371,994	$428,161
Operating profit	42,161	46,103	35,996	60,809
Net income	25,845	26,655	22,715	36,384
Net income attributable to Panera Bread Company	25,845	26,704	22,797	36,520
Earnings per common share attributable to Panera Bread Company:
Basic	$0.83	$0.86	$0.75	$1.22
Diluted	$0.82	$0.85	$0.75	$1.21

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.
The third quarter of fiscal 2011 results included a favorable impact of $0.01 per diluted share from the repurchase of 850,400 shares under the Company’s $600.0 million share repurchase authorization.
The fourth quarter of fiscal 2011 results included a favorable impact of less than $0.01 per diluted share from the repurchase of 26,700 shares under the Company’s $600.0 million share repurchase authorization which was offset by a $5.0 million charge, or $0.11 per diluted share related to the settlement of class action lawsuits.
The second quarter of fiscal 2010 results included a favorable impact of $0.01 per diluted share from the repurchase of 897,556 shares under its $600.0 million share repurchase authorization which was offset by a $2.5 million charge, or $0.05 per diluted share, related to an unclaimed property audit.
The third quarter of fiscal 2010 results included a favorable impact of $0.01 per diluted share from the repurchase of 1,007,984 shares under the Company’s $600.0 million share repurchase authorization.

22. Subsequent Event

On February 8, 2012 the Company executed an asset purchase agreement for substantially all the assets and certain liabilities of 16 bakery-cafes and the area development rights from a franchisee in the Raleigh-Durham, North Carolina market for a purchase price of approximately $48 million, which the Company intends to pay in cash at the time of closing. The Company's results for the reported periods were not impacted by this acquisition as it will be completed subsequent to December 27, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 27, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 27, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 27, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 27, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of the Company are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 27, 2011 and December 28, 2010
Consolidated Statements of Operations—Fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009
Consolidated Statements of Cash Flows—Fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009
Consolidated Statements of Changes in Equity—Fiscal years ended December 27, 2011, December 28, 2010, and December 29, 2009
Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Allowance for doubtful accounts:
Fiscal year ended December 29, 2009	$189	$28	$(92)	$125
Fiscal year ended December 28, 2010	$125	$161	$(44)	$242
Fiscal year ended December 27, 2011	$242	$263	$(388)	$117
Self-insurance reserves:
Fiscal year ended December 29, 2009	$12,149	$37,077	$(33,292)	$15,934
Fiscal year ended December 28, 2010	$15,934	$35,622	$(31,344)	$20,212
Fiscal year ended December 27, 2011	$20,212	$35,944	$(32,527)	$23,629
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ WILLIAM W. MORETON
William W. Moreton President, Chief Executive Officer

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Executive Chairman	February 21, 2012
Ronald M. Shaich

/s/ DOMENIC COLASACCO	Director	February 21, 2012
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 21, 2012
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 21, 2012
Larry J. Franklin

/s/ THOMAS E. LYNCH	Director	February 21, 2012
Thomas E. Lynch

/s/ WILLIAM W. MORETON	President, Chief Executive Officer, Director	February 21, 2012
William W. Moreton

/s/ JEFFREY W. KIP	Executive Vice President, Chief Financial Officer	February 21, 2012
Jeffrey W. Kip

/s/ MARK D. WOOLDRIDGE	VP of Accounting, Associate Controller, Chief Accounting Officer	February 21, 2012
Mark D. Wooldridge

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of the Registrant, as amended through June 7, 2002 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 13, 2002 (File No. 0-19253), as filed with the Commission on August 26, 2002 and incorporated herein by reference) and as amended on May 19, 2011 (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 18, 2011 (File No. 0-19253), as filed with the Commission on April 18, 2011 and incorporated herein by reference).

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

Exhibit Number	Description

10.15
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).

10.16
Credit Agreement, dated as of November 27, 2007, among Panera Bread Company, Bank of America, N.A. and Banc of America Securities LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 3, 2007 and incorporated herein by reference).

10.17
Amended and Restated Credit Agreement, dated as of March 7, 2008, among Panera Bread Company, Bank of America, N.A., other Lenders party thereto, Banc of America Securities LLC and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on March 13, 2008 and incorporated herein by reference).

10.18
Severance Agreement dated as of May 13, 2010 by and between Panera Bread Company and Ronald M. Shaich (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.19
Employment Letter between the Registrant and Cedric Vanzura (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2011 (File No. 0-19253), as filed with the Commission on October 31, 2011 and incorporated herein by reference).†

21*	Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer.

31.2*	Certification by Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.