Form 10-K/A
period 2011-12-27
PANERA BREAD CO
filed 2012-03-20
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K/A

AMENDMENT NO 1. TO FORM 10-K
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

As of February 20, 2012, the registrant had 28,335,959 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 27, 2011.

Explanatory Note

Panera Bread Company (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as originally filed with the Securities and Exchange Commission (the "SEC") on February 21, 2012 (the "Original Filing"), to correct the number of shares of the Company's Class A Common Stock disclosed on the cover page of the Original Filing as outstanding as of February 20, 2012. The number of outstanding Class A Common Stock shares disclosed in the Original Filing inadvertently included 2,048,787 treasury shares that were issued but were not outstanding. The number of shares of Class A Common Stock outstanding as of February 20, 2012 was 28,335,959. This Amendment No. 1 on Form 10-K/A does not change or update any of the other disclosures contained in the Original Filing, including, without limitation, the total number of outstanding Class A Common Stock otherwise disclosed within the body of the Original Filing.
.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY

Date: March 20, 2012	By:	/s/ WILLIAM W. MORETON
	Name:	William W. Moreton
	Title:	President and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification by Co-Chief Executive Officer

31.4	Certification by Co-Chief Executive Officer

31.5	Certification by Chief Accounting Officer