Form 10-Q
period 2012-03-27
PANERA BREAD CO
filed 2012-04-25
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2012

or

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

As of April 24, 2012, the registrant had 28,349,934 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21
PART II	OTHER INFORMATION	22
ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 6.	EXHIBITS	24
	Signatures	25
	Exhibit Index	26
	EX-31.1
	EX-31.2
	EX-31.3
	EX-32
	EX-101 INSTANCE DOCUMENT
	EX-101 SCHEMA DOCUMENT
	EX-101 CALCULATION LINKBASE DOCUMENT
	EX-101 LABELS LINKBASE DOCUMENT
	EX-101 PRESENTATION LINKBASE DOCUMENT
	EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	March 27, 2012	December 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$221,439	$222,640
Trade accounts receivable, net	23,410	30,700
Other accounts receivable	9,292	24,009
Inventories	16,033	17,016
Prepaid expenses and other	77,065	31,228
Deferred income taxes	26,856	27,526
Total current assets	374,095	353,119
Property and equipment, net	499,904	492,022
Other assets:
Goodwill	108,119	108,071
Other intangible assets, net	65,675	67,269
Deposits and other	6,819	6,841
Total other assets	180,613	182,181
Total assets	$1,054,612	$1,027,322
LIABILITIES
Current liabilities:
Accounts payable	$9,281	$15,884
Accrued expenses	210,396	222,450
Total current liabilities	219,677	238,334
Deferred rent	54,813	54,055
Deferred income taxes	35,101	34,345
Other long-term liabilities	41,703	45,512
Total liabilities	351,294	372,246
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,354,078 issued and 28,303,801 outstanding at March 27, 2012; and 30,330,759 issued and 28,265,672 outstanding at December 27, 2011	3	3
Class B, 10,000,000 shares authorized; 1,383,687 issued and outstanding at March 27, 2012 and December 27, 2011	—	—
Treasury stock, carried at cost; 2,050,277 shares at March 27, 2012 and 2,048,338 shares at December 27, 2011	(175,848)	(175,595)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at March 27, 2012 and December 27, 2011	—	—
Additional paid-in capital	157,432	150,093
Accumulated other comprehensive income	280	308
Retained earnings	721,451	680,267
Total stockholders’ equity	703,318	655,076
Total liabilities and stockholders’ equity	$1,054,612	$1,027,322

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Revenues:
Bakery-cafe sales, net	$439,215	$365,579
Franchise royalties and fees	24,822	22,582
Fresh dough and other product sales to franchisees	34,542	33,939
Total revenues	498,579	422,100
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	129,028	106,209
Labor	133,827	114,050
Occupancy	31,108	26,773
Other operating expenses	57,516	47,327
Total bakery-cafe expenses	351,479	294,359
Fresh dough and other product cost of sales to franchisees	30,145	28,024
Depreciation and amortization	21,321	19,094
General and administrative expenses	26,667	26,671
Pre-opening expenses	1,611	978
Total costs and expenses	431,223	369,126
Operating profit	67,356	52,974
Interest expense	210	225
Other (income) expense, net	438	(804)
Income before income taxes	66,708	53,553
Income taxes	25,524	20,779
Net income	$41,184	$32,774

Earnings per common share:
Basic	$1.41	$1.10
Diluted	$1.40	$1.09

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,183	29,845
Diluted	29,458	30,160

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(28)	$3
Other comprehensive income (loss)	$(28)	$3
Comprehensive income	$41,156	$32,777

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Cash flows from operations:
Net income	$41,184	$32,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,321	19,094
Stock-based compensation expense	2,402	3,019
Excess tax benefit from exercise of stock options	(1,869)	(593)
Deferred income taxes	1,426	7,456
Other	(1,896)	870
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	22,007	(6,044)
Inventories	983	266
Prepaid expenses and other	2,313	2,569
Deposits and other	22	(321)
Accounts payable	(6,603)	1,622
Accrued expenses	(5,855)	(14,877)
Deferred rent	758	1,273
Other long-term liabilities	(3,809)	(4,125)
Net cash provided by operating activities	72,384	42,983
Cash flows from investing activities:
Additions to property and equipment	(30,119)	(22,714)
Prepaid acquisition consideration	(48,150)	—
Proceeds from sale of bakery-cafes	—	115
Net cash used in investing activities	(78,269)	(22,599)
Cash flows from financing activities:
Repurchase of common stock	(253)	(651)
Exercise of employee stock options	2,470	519
Excess tax benefit from exercise of stock options	1,869	593
Proceeds from issuance of common stock under employee benefit plans	598	516
Net cash provided by financing activities	4,684	977
Net (decrease) increase in cash and cash equivalents	(1,201)	21,361
Cash and cash equivalents at beginning of period	222,640	229,299
Cash and cash equivalents at end of period	$221,439	$250,660

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 27, 2011. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as filed with the SEC on February 21, 2012 and amended by Form 10-K/A, filed with the SEC on March 20, 2012. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 27, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  The updated guidance applies to goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this updated guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011 and December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years beginning after December 15, 2011. The adoption of this updated guidance did not have a material impact on the Company's consolidated financial statement presentation.

Note 2. Business Combinations and Divestitures

North Carolina Acquisition

On March 28, 2012, the first day of the second quarter of fiscal 2012, the Company obtained control of 16 bakery-cafes and the related area development rights from a Raleigh-Durham, North Carolina franchisee for a purchase price of approximately $48.2 million, which the Company paid in cash on March 27, 2012. The Company purchased substantially all of the assets and certain liabilities of the bakery-cafes. As of March 27, 2012, the cash paid for the acquisition was classified within prepaid expenses and other within the Consolidated Balance Sheets. The Company's operating results for the reported periods were not impacted by this acquisition as it was completed subsequent to March 27, 2012. Refer to Note 11 for information related to this subsequent event.

Indiana Franchisee Acquisition

On July 26, 2011, the Company purchased substantially all the assets and certain liabilities of five Paradise Bakery & Café (“Paradise”) bakery-cafes and the related area development rights from an Indiana franchisee for a purchase price of approximately $5.1 million. Approximately $4.6 million of the purchase price was paid on July 26, 2011, with $0.5 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on July 26, 2013, the second anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the five bakery-cafes and further expanded Company-owned operations into Indiana. The Consolidated Statements of Comprehensive Income include the results of operations from these five bakery-cafes from the date of their acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.

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

Milwaukee Franchisee Acquisition

On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, with $2.1 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the 18 month anniversary of the transaction closing date, October 19, 2012, with any remaining holdback amounts reverting to the prior franchisee. As a result of the acquisition, the Company gained control of the 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.

The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 29, 2010, nor are they indicative of any future results (in thousands):

Pro Forma for the 13 Weeks Ended
March 29, 2011
Bakery-cafe sales, net	$378,164
Net income	33,023

The pro forma amounts included in the table above reflect the application of the Company’s accounting policies and adjustment of the results of the Milwaukee bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 29, 2010, together with the consequential tax impacts.

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

Texas Divestiture

On February 9, 2011, the Company sold substantially all of the assets of two Paradise bakery-cafes to an existing Texas franchisee for a sales price of approximately $0.1 million, resulting in a nominal gain, which is classified in other (income) expense, net in the Consolidated Statements of Comprehensive Income.

Note 3. Fair Value Measurements

The Company’s $18.3 million and $27.5 million in cash equivalents at March 27, 2012 and December 27, 2011, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 27, 2012	December 27, 2011
Food:
Fresh dough facilities:
Raw materials	$2,906	$2,998
Finished goods	431	261
Bakery-cafes:
Raw materials	10,109	11,048
Paper goods	2,587	2,709
Total	$16,033	$17,016

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at March 27, 2012 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough Operations	Total
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071
Currency translation	48	—	—	48
Balance as of March 27, 2012	$104,490	$1,934	$1,695	$108,119

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 27, 2012	December 27, 2011
Compensation and related employment taxes	$46,918	$41,491
Unredeemed gift cards, net	45,080	58,321
Insurance	25,244	23,629
Taxes, other than income tax	18,643	18,512
Capital expenditures	14,786	19,116
Advertising	8,023	5,334
Rent	6,693	5,958
Loyalty program	6,644	5,916
Litigation settlements (Note 8)	6,500	5,000
Fresh dough and other product operations	5,264	7,101
Utilities	3,763	4,170
Deferred purchase price	2,567	2,565
Deferred revenue	2,286	2,236
Other	17,985	23,101
Total	$210,396	$222,450

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

As of March 27, 2012 and December 27, 2011, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended March 27, 2012 and March 29, 2011, and accrued interest related to the commitment fees was $0.1 million at March 27, 2012 and December 27, 2011, respectively. As of March 27, 2012, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of March 27, 2012, the Company guaranteed operating leases of 24 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from April 30, 2012 to December 31, 2023 and a potential amount of future rental payments of approximately $23.5 million as of March 27, 2012. The obligations under these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates have primary liability for these operating leases.

Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to approval by the Court. The aggregate settlement amount of $5.0 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of March 27, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is expected to be resolved under the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleges, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. On February 29, 2012, the parties agreed to settle this matter for an amount up to $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to approval by the Court. The settlement amount of $1.5 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of March 27, 2012 and December 27, 2011.

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

Other

The Company is subject to on-going federal and state income tax audits and sales tax audits and any unfavorable rulings could materially and adversely affect its consolidated financial condition or comprehensive income. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.

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

The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, cream cheese and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Comprehensive Income. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Comprehensive Income.

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Revenues:
Company bakery-cafe operations	$439,215	$365,579
Franchise operations	24,822	22,582
Fresh dough and other product operations	71,343	66,025
Intercompany sales eliminations	(36,801)	(32,086)
Total revenues	$498,579	$422,100
Segment profit:
Company bakery-cafe operations	$87,736	$71,220
Franchise operations	22,801	21,007
Fresh dough and other product operations	4,397	5,915
Total segment profit	$114,934	$98,142

Depreciation and amortization	$21,321	$19,094
Unallocated general and administrative expenses	24,646	25,096
Pre-opening expenses	1,611	978
Interest expense	210	225
Other (income) expense, net	438	(804)
Income before income taxes	$66,708	$53,553
Depreciation and amortization:
Company bakery-cafe operations	$18,500	$16,244
Fresh dough and other product operations	1,649	1,744
Corporate administration	1,172	1,106
Total depreciation and amortization	$21,321	$19,094
Capital expenditures:
Company bakery-cafe operations	$24,921	$21,890
Fresh dough and other product operations	1,917	217
Corporate administration	3,281	607
Total capital expenditures	$30,119	$22,714

	March 27, 2012	December 27, 2011
Segment assets:
Company bakery-cafe operations	$720,096	$682,246
Franchise operations	6,374	7,502
Fresh dough and other product operations	48,212	47,710
Total segment assets	$774,682	$737,458
Unallocated trade and other accounts receivable	2,362	3,359
Unallocated property and equipment	23,159	21,565
Unallocated deposits and other	4,186	4,234
Other unallocated assets	250,223	260,706
Total assets	$1,054,612	$1,027,322

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Amounts used for basic and diluted per share calculations:
Net income	$41,184	$32,774

Weighted average number of shares outstanding — basic	29,183	29,845
Effect of dilutive stock-based employee compensation awards	275	315
Weighted average number of shares outstanding — diluted	29,458	30,160

Earnings per common share:
Basic	$1.41	$1.10
Diluted	$1.40	$1.09

For the thirteen weeks ended March 27, 2012 and March 29, 2011, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 11. Subsequent Event

On March 28, 2012, the first day of the second quarter of fiscal 2012, the Company obtained control of 16 bakery-cafes and the related area development rights from a Raleigh-Durham, North Carolina franchisee for a purchase price of approximately $48.2 million, which the Company paid in cash on March 27, 2012. The Company purchased substantially all of the assets and certain liabilities of the bakery-cafes. As of March 27, 2012, the cash paid for the acquisition was classified within prepaid expenses and other within the Consolidated Balance Sheets. The Company's operating results for the reported periods were not impacted by this acquisition as it was completed subsequent to March 27, 2012. Refer to Note 2 for information related to business combinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 27, 2011 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. We expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Use of Non-GAAP Measurements

We include in this report information on Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales percentages. Company-owned comparable net bakery-cafe sales percentages are based on net sales from Company-owned bakery-cafes included in our base store bakery-cafes. Franchise-operated comparable net bakery-cafe sales percentages are based on net sales from franchised bakery-cafes, as reported by franchisees, that are included in our base store bakery-cafes. System-wide comparable net bakery-cafe sales percentages are based on net sales at Company-owned and franchise-operated bakery-cafes that are included in our base store bakery-cafes. Bakery-cafes and other restaurant or bakery-cafe concepts are included in the comparable net bakery-cafe sales percentages only if we or our franchisee previously held or acquired a 100 percent ownership interest prior to the first day of the prior fiscal year.  Comparable net bakery-cafe sales exclude closed locations.

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

Executive Summary of Results

For the thirteen weeks ended March 27, 2012, we earned $1.40 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 6.3 percent compared to the thirteen weeks ended March 29, 2011 (growth of 7.5 percent for Company-owned bakery-cafes and growth of 5.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.8 percent to $45,576 ($45,426 for Company-owned bakery-cafes and $45,714 for franchise-operated bakery-cafes); 22 new bakery-cafes opened system-wide (seven Company-owned bakery-cafes and 15 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed.

For the thirteen weeks ended March 29, 2011, we earned $1.09 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 3.3 percent compared to the thirteen weeks ended March 30, 2010 (growth of 3.3 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 2.7 percent to $43,096 ($42,532 for Company-owned bakery-cafes and $43,568 for franchise-operated bakery-cafes); and 19 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and 11 franchise-operated bakery-cafes).

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Revenues:
Bakery-cafe sales, net	88.1%	86.6%
Franchise royalties and fees	5.0	5.3
Fresh dough and other product sales to franchisees	6.9	8.0
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.4%	29.1%
Labor	30.5	31.2
Occupancy	7.1	7.3
Other operating expenses	13.1	12.9
Total bakery-cafe expenses	80.0	80.5
Fresh dough and other product cost of sales to franchisees (2)	87.3	82.6
Depreciation and amortization	4.3	4.5
General and administrative expenses	5.3	6.3
Pre-opening expenses	0.3	0.2
Total costs and expenses	86.5	87.4
Operating profit	13.5	12.6
Interest expense	—	0.1
Other (income) expense, net	0.1	(0.2)
Income before income taxes	13.4	12.7
Income taxes	5.1	4.9
Net income	8.3	7.8
Other comprehensive income	—	—
Comprehensive Income	8.3%	7.8%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Number of bakery-cafes:
Company-owned:
Beginning of period	740	662
Bakery-cafes opened	7	8
Bakery-cafes closed	(1)	(3)
Bakery-cafes sold to franchisees	—	(2)
End of period	746	665
Franchise-operated:
Beginning of period	801	791
Bakery-cafes opened	15	11
Bakery-cafes closed	—	(2)
Bakery-cafes purchased from Company	—	2
End of period	816	802
System-wide:
Beginning of period	1,541	1,453
Bakery-cafes opened	22	19
Bakery-cafes closed	(1)	(5)
End of period	1,562	1,467

Comparable Bakery-Cafe Sales, net

Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Company-owned	7.5%	3.3%
Franchise-operated	5.2%	3.4%
System-wide	6.3%	3.3%

Results of Operations

Revenues

Total revenues for the thirteen weeks ended March 27, 2012 increased 18.1 percent to $498.6 million compared to $422.1 million for the thirteen weeks ended March 29, 2011. The growth in total revenues for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to the opening of 115 new bakery-cafes system-wide since March 29, 2011 and the 6.3 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended March 27, 2012. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 27, 2012	March 29, 2011	Change
System-wide average weekly net sales	$45,576	$43,096	5.8%

Net bakery-cafe sales for the thirteen weeks ended March 27, 2012 increased 20.1 percent to $439.2 million compared to $365.6 million for the thirteen weeks ended March 29, 2011. The increase in net bakery-cafe sales for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to the opening of 52 new Company-owned bakery-cafes, the acquisition of 30 franchise-operated bakery-cafes since March 29, 2011, and the 7.5 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended March 27, 2012. This 7.5 percent increase in comparable net bakery-cafe sales was driven by approximately 2.1 percent of transaction growth and approximately 5.4 percent average check growth in Company-owned bakery-cafes. Average check growth, in turn, was comprised of retail price increases of approximately 3.5 percent and positive mix impact of approximately 1.9 percent in comparison to the same period in the prior year. This comparable net bakery-cafe sales increase included approximately 200 basis points of favorable year-over-year weather impact. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 88.1 percent for the thirteen weeks ended March 27, 2012 as compared to 86.6 percent for the same period in 2011. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 27, 2012	March 29, 2011	Change
Company-owned average weekly net sales	$45,426	$42,532	6.8%
Company-owned number of operating weeks	9,669	8,596	12.5%

Franchise royalties and fees for the thirteen weeks ended March 27, 2012 increased 9.9 percent to $24.8 million compared to $22.6 million for the thirteen weeks ended March 29, 2011. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Franchise royalties	$24,322	$22,152
Franchise fees	500	430
Total	$24,822	$22,582

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to the opening of 63 franchise-operated bakery-cafes since March 29, 2011 and the 5.2 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended March 27, 2012, partially offset by the purchase of 30 franchise-operated bakery-cafes and the closure of 19 franchise-operated bakery cafes since March 29, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	March 27, 2012	March 29, 2011	Change
Franchise-operated average weekly net sales	$45,714	$43,568	4.9%
Franchise-operated number of operating weeks	10,500	10,303	1.9%

As of March 27, 2012, we had 816 franchise-operated bakery-cafes open and we had received commitments to open 195 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended March 27, 2012 increased 1.8 percent to $34.5 million compared to $33.9 million for the thirteen weeks ended March 29, 2011. The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 27, 2012 was primarily due to the 5.2 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 63 franchise-operated bakery-cafes, partially offset by our purchase of 30 franchise-operated bakery-cafes and the closure of 19 franchise-operated bakery-cafes since March 29, 2011.

Costs and Expenses

The cost of food and paper products includes the costs associated with our fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in the Consolidated Statements of Comprehensive Income.

The cost of food and paper products was $129.0 million, or 29.4 percent of net bakery-cafe sales, for the thirteen weeks ended March 27, 2012 compared to $106.2 million, or 29.1 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011. This increase in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to food cost inflation, partially offset by improved leverage from higher comparable net bakery-cafe sales. For the thirteen weeks ended March 27, 2012, there was an average of 73.0 bakery-cafes per fresh dough facility compared to an average of 67.9 for the thirteen weeks ended March 29, 2011, respectively.

Labor expense was $133.8 million, or 30.5 percent of net bakery-cafe sales, for the thirteen weeks ended March 27, 2012 compared to $114.1 million, or 31.2 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales.

Occupancy cost was $31.1 million, or 7.1 percent of net bakery-cafe sales, for the thirteen weeks ended March 27, 2012 compared to $26.8 million, or 7.3 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011. The decrease in occupancy cost as a percentage of net bakery-cafe sales between the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower average occupancy costs in new bakery-cafes, and favorably negotiated leases in existing bakery-cafes.

Other operating expenses were $57.5 million, or 13.1 percent of net bakery-cafe sales, for the thirteen weeks ended March 27, 2012 compared to $47.3 million, or 12.9 percent of net bakery-cafe sales, for the thirteen weeks ended March 29, 2011. The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily a result of increased marketing expenses and timing of certain other controllable expenses, partially offset by leverage from higher comparable net bakery-cafe sales.

Fresh dough and other product cost of sales to franchisees were $30.1 million, or 87.3 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended March 27, 2012, compared to $28.0 million, or 82.6 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended March 29, 2011. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

General and administrative expenses were $26.7 million, or 5.3 percent of total revenues, for the thirteen weeks ended March 27, 2012 compared to $26.7 million, or 6.3 percent of total revenues, for the thirteen weeks ended March 29, 2011. The decrease in general and administrative expenses as a percent of total revenues for the thirteen weeks ended March 27, 2012 compared to the same period in 2011 was primarily due to lower year-over-year long term compensation expenses and improved leverage from higher comparable net bakery-cafe sales.

Interest Expense

Interest expense was $0.2 million, or less than 0.1 percent of total revenues, for the thirteen weeks ended March 27, 2012 compared to $0.2 million, or 0.1 percent of total revenues, for the thirteen weeks ended March 29, 2011.

Other (income) expense, net

Other (income) expense, net was $0.4 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended March 27, 2012 compared to $0.8 million of income, or 0.2 percent of total revenues, for the thirteen weeks ended March 29, 2011. Other (income) expense, net for the thirteen weeks ended March 27, 2012 and March 29, 2011 was comprised of immaterial items.

Income Taxes

The provision for income taxes increased to $25.5 million for the thirteen weeks ended March 27, 2012 compared to $20.8 million for the thirteen weeks ended March 29, 2011. The tax provision for the thirteen weeks ended March 27, 2012 and March 29, 2011 reflects a combined federal, state, and local effective tax rate of 38.3 percent and 38.8 percent, respectively. The decrease in the thirteen week period rate was primarily driven by a reduction in discrete items recognized in the current period as opposed to the same period in the prior fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents were $221.4 million at March 27, 2012 compared with $222.6 million at December 27, 2011. This decrease was primarily a result of $48.2 million used for prepaid acquisition consideration and $30.1 million used for capital expenditures, partially offset by $72.4 million of cash generated from operations and $4.7 million of cash provided by financing activities during the thirteen weeks ended March 27, 2012. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $154.4 million at March 27, 2012 compared to $114.8 million at December 27, 2011. The increase in working capital from December 27, 2011 to March 27, 2012 resulted primarily from an increase in prepaid expenses and other of $45.8 million, a decrease of $12.1 million in accrued expenses, and a decrease in accounts payable of $6.6 million, partially offset by a decrease in trade and other accounts receivable, net of $22.0 million and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
Cash provided by (used in):
Operating activities	$72,384	$42,983
Investing activities	(78,269)	(22,599)
Financing activities	4,684	977
Total	$(1,201)	$21,361

Operating Activities

Cash flows provided by operating activities for the thirteen weeks ended March 27, 2012 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, a decrease in trade and other receivables, and an increase in other long-term liabilities, partially offset by excess tax benefit from exercise of stock options, and a decrease in both accrued expenses and accounts payable. Cash flows provided by operating activities for the thirteen weeks ended March 29, 2011 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation expense, and an increase in prepaid expenses and other, partially offset by a decrease in both accrued expenses and trade and other accounts receivable, net.

Investing Activities

Investing activities for the thirteen weeks ended March 27, 2012 included additions to property and equipment of $30.1 million and prepaid acquisition consideration of $48.2 million. Investing activities for the thirteen weeks ended March 29, 2011 included additions to property and equipment of $22.7 million, partially offset by $0.1 million received from the sale of two bakery-cafes.

Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 27, 2012	March 29, 2011
New bakery-cafe and fresh dough facilities	$16,664	$13,336
Bakery-cafe and fresh dough facility improvements	8,329	6,397
Other capital needs	5,126	2,981
Total	$30,119	$22,714

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate 115 to 120 system-wide bakery-cafe openings in the fiscal year ended December 25, 2012, or fiscal 2012.

Business Combinations
We used approximately $48.2 million of cash flows for prepaid acquisition consideration in the thirteen weeks ended March 27, 2012. On March 28, 2012, the first day of the second quarter of fiscal 2012, we obtained control of 16 bakery-cafes from a Raleigh-Durham, North Carolina franchisee. Refer to Note 2 for further information related to business combinations.

Financing Activities

Financing activities for the thirteen weeks ended March 27, 2012 included $2.5 million received from the exercise of employee stock options, $1.9 million received from an excess tax benefit from exercise of stock options, and $0.6 million received from the issuance of common stock, partially offset by $0.3 million used to repurchase shares of our Class A common stock. Financing activities for the thirteen weeks ended March 29, 2011 included $0.5 million received from the exercise of employee stock options, $0.6 million received from an excess tax benefit from exercise of stock options, and $0.5 million received from the issuance of common stock, partially offset by $0.7 million used to repurchase shares of our Class A common stock.

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During each of the thirteen week periods ended March 27, 2012 and March 29, 2011, we did not repurchase any shares under the share repurchase authorization. As of March 27, 2012, we had repurchased a total of 2,810,069 shares of our Class A common stock under the share repurchase authorization at a weighted-average price of $86.33 per share for an aggregate purchase price of approximately $242.6 million. As of March 27, 2012, we had approximately $357.4 million available under the existing $600.0 million repurchase authorization.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirteen weeks ended March 27, 2012, we repurchased 1,601 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $158.54 per share for an aggregate purchase price of $0.3 million pursuant to the terms of the Plans and the applicable award agreements. These share repurchases were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of

America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of March 27, 2012 and December 27, 2011, we had no balance outstanding under the Amended and Restated Credit Agreement. As of March 27, 2012, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and stock-based compensation to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 27, 2011.

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

Off-Balance Sheet Arrangements
As of March 27, 2012, we guaranteed operating leases of 24 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from April 30, 2012 to December 31, 2023 and a potential amount of future rental payments of approximately $23.5 million as of March 27, 2012. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.

New Accounting Standards

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance applies to goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this updated guidance did not have a material impact on our consolidated financial statements.

In June 2011 and December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years beginning after December 15, 2011. The adoption of this updated guidance did not have a material impact on our consolidated financial statement presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 27, 2012, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 27, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to approval by the Court. The aggregate settlement amount of $5.0 million is included in accrued expenses in our Consolidated Balance Sheets as of March 27, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of our franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is expected to be resolved under the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for the Middle District of Florida. The complaint alleges, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On February 29, 2012, the parties agreed to settle this matter for an amount up to $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to approval by the Court. The settlement amount of $1.5 million is included in accrued expenses in the our Consolidated Balance Sheets as of March 27, 2012 and December 27, 2011.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as filed with the SEC on February 21, 2012 and amended by Form 10-K/A, filed with the SEC on March 20, 2012, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 27, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 27, 2012, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 28, 2011 - January 24, 2012	—		$—	—	$357,414,869
January 25, 2012 - February 28, 2012	78	(1)	153.48	—	357,414,869
February 29, 2012 - March 27, 2012	1,523	(1)	158.80	—	357,414,869
Total	1,601		$158.54	—	$357,414,869

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

Item 6. Exhibits

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(Registrant)

Dated:	April 25, 2012	By:	/s/ WILLIAM W. MORETON
William W. Moreton
President and Co-Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated:	April 25, 2012	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Co-Chief Executive Officer
(on behalf of registrant and as principal executive officer)

Dated:	April 25, 2012	By:	/s/ THOMAS P. KELLY
Thomas P. Kelly
Interim Chief Financial Officer
(principal financial officer)

Dated:	April 25, 2012	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.