Form 10-Q
period 2012-06-26
PANERA BREAD CO
filed 2012-07-25
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2012

or

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

As of July 24, 2012, the registrant had 28,258,488 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23
PART II	OTHER INFORMATION	24
ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 6.	EXHIBITS	26
	Signatures	27
	Exhibit Index	28
	EX-31.1
	EX-31.2
	EX-31.3
	EX-32
	EX-101 INSTANCE DOCUMENT
	EX-101 SCHEMA DOCUMENT
	EX-101 CALCULATION LINKBASE DOCUMENT
	EX-101 LABELS LINKBASE DOCUMENT
	EX-101 PRESENTATION LINKBASE DOCUMENT
	EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	June 26, 2012	December 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$255,799	$222,640
Trade accounts receivable, net	26,815	30,700
Other accounts receivable	7,411	24,009
Inventories	16,786	17,016
Prepaid expenses and other	30,758	31,228
Deferred income taxes	31,592	27,526
Total current assets	369,161	353,119
Property and equipment, net	520,784	492,022
Other assets:
Goodwill	121,752	108,071
Other intangible assets, net	92,514	67,269
Deposits and other	6,803	6,841
Total other assets	221,069	182,181
Total assets	$1,111,014	$1,027,322
LIABILITIES
Current liabilities:
Accounts payable	$13,574	$15,884
Accrued expenses	216,548	222,450
Total current liabilities	230,122	238,334
Deferred rent	56,662	54,055
Deferred income taxes	35,205	34,345
Other long-term liabilities	43,617	45,512
Total liabilities	365,606	372,246
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,335,327 issued and 28,250,091 outstanding at June 26, 2012; and 30,330,759 issued and 28,265,672 outstanding at December 27, 2011	3	3
Class B, 10,000,000 shares authorized; 1,383,687 issued and outstanding at June 26, 2012 and December 27, 2011	—	—
Treasury stock, carried at cost; 2,085,236 shares at June 26, 2012 and 2,048,338 shares at December 27, 2011	(180,882)	(175,595)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at June 26, 2012 and December 27, 2011	—	—
Additional paid-in capital	160,363	150,093
Accumulated other comprehensive income	336	308
Retained earnings	765,588	680,267
Total stockholders’ equity	745,408	655,076
Total liabilities and stockholders’ equity	$1,111,014	$1,027,322

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Revenues:
Bakery-cafe sales, net	$468,645	$394,525	$907,860	$760,104
Franchise royalties and fees	24,757	23,022	49,579	45,604
Fresh dough and other product sales to franchisees	37,189	33,533	71,731	67,472
Total revenues	530,591	451,080	1,029,170	873,180
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	136,498	117,249	265,526	223,458
Labor	136,947	118,926	270,774	232,976
Occupancy	32,253	28,144	63,361	54,917
Other operating expenses	64,183	54,741	121,699	102,068
Total bakery-cafe expenses	369,881	319,060	721,360	613,419
Fresh dough and other product cost of sales to franchisees	33,046	28,625	63,191	56,649
Depreciation and amortization	22,141	19,707	43,462	38,801
General and administrative expenses	30,844	25,001	57,511	51,672
Pre-opening expenses	2,476	1,555	4,087	2,533
Total costs and expenses	458,388	393,948	889,611	763,074
Operating profit	72,203	57,132	139,559	110,106
Interest expense	202	197	412	422
Other (income) expense, net	288	(176)	726	(980)
Income before income taxes	71,713	57,111	138,421	110,664
Income taxes	27,576	21,401	53,100	42,180
Net income	$44,137	$35,710	$85,321	$68,484

Earnings per common share:
Basic	$1.51	$1.20	$2.92	$2.29
Diluted	$1.50	$1.18	$2.90	$2.27

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,201	29,867	29,192	29,848
Diluted	29,466	30,198	29,464	30,173

Other comprehensive income, net of tax:
Foreign currency translation adjustment	$56	$5	$28	$8
Other comprehensive income	$56	$5	28	8
Comprehensive income	$44,193	$35,715	$85,349	$68,492

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 26, 2012	June 28, 2011
Cash flows from operations:
Net income	$85,321	$68,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,462	38,801
Stock-based compensation expense	4,354	5,140
Excess tax benefit from exercise of stock options	(2,096)	(925)
Deferred income taxes	(3,206)	6,430
Other	1,116	1,566
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	20,622	(10,151)
Inventories	488	414
Prepaid expenses and other	470	(10,723)
Deposits and other	38	(367)
Accounts payable	(2,310)	4,589
Accrued expenses	(3,223)	(18,898)
Deferred rent	2,607	2,815
Other long-term liabilities	(2,465)	(2,306)
Net cash provided by operating activities	145,178	84,869
Cash flows from investing activities:
Additions to property and equipment	(64,697)	(46,982)
Acquisitions, net of cash acquired	(47,951)	(39,746)
Proceeds from sale of bakery-cafes	—	115
Net cash used in investing activities	(112,648)	(86,613)
Cash flows from financing activities:
Repurchase of common stock	(5,287)	(891)
Exercise of employee stock options	2,675	1,004
Excess tax benefit from exercise of stock options	2,096	925
Proceeds from issuance of common stock under employee benefit plans	1,145	976
Net cash provided by financing activities	629	2,014
Net increase in cash and cash equivalents	33,159	270
Cash and cash equivalents at beginning of period	222,640	229,299
Cash and cash equivalents at end of period	$255,799	$229,569

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

Recent Accounting Pronouncements

In June 2011 and December 2011, the Financial Accounting Standards Board updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years beginning after December 15, 2011. The adoption of this updated guidance concerns presentation and disclosure only and had no impact on the Company's consolidated financial statements.

Note 2. Business Combinations and Divestitures

North Carolina Franchise Acquisition

On March 28, 2012, the Company purchased substantially all the assets and certain liabilities of 16 bakery-cafes and the related area development rights from its Raleigh-Durham, North Carolina franchisee for a purchase price of $48.0 million. Approximately $44.4 million of the purchase price was paid on March 27, 2012, with $3.6 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on September 28, 2013, the 18 month anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.

The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 29, 2010, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 28, 2011	June 26, 2012	June 28, 2011
Bakery-cafe sales, net	$404,242	$917,494	$779,455
Net income	35,969	85,638	69,058

The pro forma amounts included in the table above reflect the application of the Company’s accounting policies and adjustment of the results of the Raleigh-Durham, North Carolina bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 29, 2010, together with the consequential tax impacts.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable, $0.3 million to inventories, $6.4 million to property and equipment, $29.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements and are expected to be amortized on average over approximately 12 years, $1.4 million to liabilities, and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

Indiana Franchise Acquisition

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $1.3 million to property and equipment, $1.3 million to intangible assets, which represent the fair value of re-acquired territory rights and are expected to be amortized on average over approximately six years, $0.7 million to liabilities, and $3.1 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.

Milwaukee Franchise Acquisition

On April 19, 2011 the Company purchased substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, with $2.1 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on October 19, 2012, the 18 month anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.

The following supplemental pro forma information is presented for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 29, 2010, nor are they indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 28, 2011	June 28, 2011
Bakery-cafe sales, net	$407,109	$785,273
Net income	35,841	68,743

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to inventories, $9.3 million to property and equipment, $23.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements and are expected to be amortized on average over approximately 13 years, $1.7 million to liabilities, and $10.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.2 million measurement period adjustment increasing goodwill during the thirteen weeks ended June 26, 2012.

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

Note 3. Fair Value Measurements

The Company’s $43.0 million and $27.5 million in cash equivalents at June 26, 2012 and December 27, 2011, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	June 26, 2012	December 27, 2011
Food:
Fresh dough facilities:
Raw materials	$3,053	$2,998
Finished goods	353	261
Bakery-cafes:
Raw materials	10,734	11,048
Paper goods	2,646	2,709
Total	$16,786	$17,016

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at June 26, 2012 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough Operations	Total
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071
North Carolina Acquisition	13,509	—	—	13,509
Currency translation	(9)	—	—	(9)
Other	181	—	—	181
Balance as of June 26, 2012	$118,123	$1,934	$1,695	$121,752

Goodwill increased $13.7 million during the twenty-six weeks ended June 26, 2012, primarily as a result of the North Carolina franchise acquisition discussed in Note 2. The Company also recorded a $0.2 million measurement period adjustment increasing goodwill involving the Milwaukee franchise acquisition during the thirteen weeks ended June 26, 2012.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 26, 2012	December 27, 2011
Unredeemed gift cards, net	$47,403	$58,321
Compensation and related employment taxes	44,457	41,491
Insurance	25,706	23,629
Taxes, other than income tax	17,870	18,512
Capital expenditures	17,514	19,116
Advertising	7,672	5,334
Fresh dough and other product operations	6,863	7,101
Litigation settlements (Note 8)	6,500	5,000
Deferred revenue	6,286	2,236
Deferred purchase price	6,169	2,565
Rent	5,990	5,958
Utilities	4,213	4,170
Loyalty program	3,868	5,916
Other	16,037	23,101
Total	$216,548	$222,450

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

As of June 26, 2012 and December 27, 2011, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended June 26, 2012 and June 28, 2011 and $0.2 million and $0.3 million for the twenty-six weeks ended June 26, 2012 and June 28, 2011, respectively. Accrued interest related to the commitment fees was $0.1 million at June 26, 2012 and December 27, 2011, respectively. As of June 26, 2012, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of June 26, 2012, the Company guaranteed operating leases of 24 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from July 31, 2012 to December 31, 2023 and a potential amount of future rental payments of approximately $22.6 million as of June 26, 2012. The obligations under these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates have primary liability for these operating leases.

Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. The aggregate settlement amount of $5.0 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of June 26, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is the subject of the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of June 26, 2012 and December 27, 2011.

In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

Other

The Company is subject to on-going federal and state income tax audits and sales tax audits. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these audits, or one or more successful audits under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

Note 9. Business Segment Information

The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned directly by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread®, Saint Louis Bread Co.® or Paradise Bakery & Café® names. These bakery-cafes offer some or all of the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, custom roasted coffees, and other complementary products through on-premise sales, as well as catering.

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

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Revenues:
Company bakery-cafe operations	$468,645	$394,525	$907,860	$760,104
Franchise operations	24,757	23,022	49,579	45,604
Fresh dough and other product operations	78,489	67,676	149,832	133,701
Intercompany sales eliminations	(41,300)	(34,143)	(78,101)	(66,229)
Total revenues	$530,591	$451,080	$1,029,170	$873,180
Segment profit:
Company bakery-cafe operations	$98,764	$75,465	$186,500	$146,685
Franchise operations	23,212	21,444	46,013	42,451
Fresh dough and other product operations	4,143	4,908	8,540	10,823
Total segment profit	$126,119	$101,817	$241,053	$199,959

Depreciation and amortization	$22,141	$19,707	$43,462	$38,801
Unallocated general and administrative expenses	29,299	23,423	53,945	48,519
Pre-opening expenses	2,476	1,555	4,087	2,533
Interest expense	202	197	412	422
Other (income) expense, net	288	(176)	726	(980)
Income before income taxes	$71,713	$57,111	$138,421	$110,664
Depreciation and amortization:
Company bakery-cafe operations	$19,279	$16,903	$37,779	$33,147
Fresh dough and other product operations	1,661	1,707	3,310	3,451
Corporate administration	1,201	1,097	2,373	2,203
Total depreciation and amortization	$22,141	$19,707	$43,462	$38,801
Capital expenditures:
Company bakery-cafe operations	$29,970	$19,893	$54,891	$41,783
Fresh dough and other product operations	2,059	2,131	3,976	2,348
Corporate administration	2,549	2,244	5,830	2,851
Total capital expenditures	$34,578	$24,268	$64,697	$46,982

	June 26, 2012	December 27, 2011
Segment assets:
Company bakery-cafe operations	$732,827	$682,246
Franchise operations	7,481	7,502
Fresh dough and other product operations	51,409	47,710
Total segment assets	$791,717	$737,458
Unallocated trade and other accounts receivable	1,486	3,359
Unallocated property and equipment	25,078	21,565
Unallocated deposits and other	4,109	4,234
Other unallocated assets	288,624	260,706
Total assets	$1,111,014	$1,027,322

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Amounts used for basic and diluted per share calculations:
Net income	$44,137	$35,710	$85,321	$68,484

Weighted average number of shares outstanding — basic	29,201	29,867	29,192	29,848
Effect of dilutive stock-based employee compensation awards	265	331	272	325
Weighted average number of shares outstanding — diluted	29,466	30,198	29,464	30,173

Earnings per common share:
Basic	$1.51	$1.20	$2.92	$2.29
Diluted	$1.50	$1.18	$2.90	$2.27

For the thirteen and twenty-six weeks ended June 26, 2012 and June 28, 2011, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 27, 2011 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. We expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Executive Summary of Results

For the thirteen weeks ended June 26, 2012, we earned $1.50 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 5.9 percent compared to the thirteen weeks ended June 28, 2011 (growth of 7.1 percent for Company-owned bakery-cafes and growth of 4.8 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.5 percent to $46,690 ($47,113 for Company-owned bakery-cafes and $46,289 for franchise-operated bakery-cafes); 33 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 16 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (three Company-owned bakery-cafes and one franchise-operated bakery-cafes). Additionally, during the thirteen weeks ended June 26, 2012, we acquired 16 bakery-cafes in the Raleigh-Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the thirteen weeks ended June 28, 2011, we earned $1.18 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 3.9 percent compared to the thirteen weeks ended June 29, 2010 (growth of 4.4 percent for Company-owned bakery-cafes and growth of 3.6 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $44,268 ($44,118 for Company-owned bakery-cafes and $44,398 for franchise-operated bakery-cafes); and 28 new bakery-cafes opened system-wide (13 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes) and two franchise-operated bakery-cafes closed. Additionally, during the thirteen weeks ended June 28, 2011, we acquired 25 bakery-cafes in the Milwaukee market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the twenty-six weeks ended June 26, 2012, we earned $2.90 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 6.1 percent compared to the twenty-six weeks ended June 28, 2011 (growth of 7.3 percent for Company-owned bakery-cafes and growth of 5.0 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.6 percent to $46,137 ($46,281 for Company-owned bakery-cafes and $46,001 for franchise-operated bakery-cafes); 55 new bakery-cafes opened system-wide (24 Company-owned bakery-cafes and 31 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (four Company-owned bakery-cafes and one franchise-operated bakery-cafes). Additionally, during the twenty-six weeks ended June 26, 2012, we acquired 16 bakery-cafes in the Raleigh-Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the twenty-six weeks ended June 28, 2011, we earned $2.27 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.7 percent compared to the twenty-six weeks ended June 29, 2010 (growth of 3.8 percent for Company-owned bakery-cafes and growth of 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.0 percent to $43,687 ($43,340 for Company-owned bakery-cafes and $43,982 for franchise-operated bakery-cafes); 47 new bakery-cafes opened system-wide (21 Company-owned bakery-cafes and 26 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (three Company-owned bakery-cafes and four franchise-operated bakery-cafes). Additionally, during the twenty-six weeks ended June 28, 2011, we acquired 25 bakery-cafes in the Milwaukee market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Revenues:
Bakery-cafe sales, net	88.3%	87.5%	88.2%	87.1%
Franchise royalties and fees	4.7	5.1	4.8	5.2
Fresh dough and other product sales to franchisees	7.0	7.4	7.0	7.7
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.1%	29.7%	29.2%	29.4%
Labor	29.2	30.1	29.8	30.7
Occupancy	6.9	7.1	7.0	7.2
Other operating expenses	13.7	13.9	13.4	13.4
Total bakery-cafe expenses	78.9	80.9	79.5	80.7
Fresh dough and other product cost of sales to franchisees (2)	88.9	85.4	88.1	84.0
Depreciation and amortization	4.2	4.4	4.2	4.4
General and administrative expenses	5.8	5.5	5.6	5.9
Pre-opening expenses	0.5	0.3	0.4	0.3
Total costs and expenses	86.4	87.3	86.4	87.4
Operating profit	13.6	12.7	13.6	12.6
Interest expense	—	—	—	—
Other (income) expense, net	0.1	—	0.1	(0.1)
Income before income taxes	13.5	12.7	13.4	12.7
Income taxes	5.2	4.7	5.2	4.8
Net income	8.3	7.9	8.3	7.8
Other comprehensive income	—	—	—	—
Comprehensive income	8.3%	7.9%	8.3%	7.8%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Number of bakery-cafes:
Company-owned:
Beginning of period	746	665	740	662
Bakery-cafes opened	17	13	24	21
Bakery-cafes closed	(3)	—	(4)	(3)
Bakery-cafes acquired from franchisees	16	25	16	25
Bakery-cafes sold to franchisees	—	—	—	(2)
End of period	776	703	776	703
Franchise-operated:
Beginning of period	816	802	801	791
Bakery-cafes opened	16	15	31	26
Bakery-cafes closed	(1)	(2)	(1)	(4)
Bakery-cafes sold to Company	(16)	(25)	(16)	(25)
Bakery-cafes purchased from Company	—	—	—	2
End of period	815	790	815	790
System-wide:
Beginning of period	1,562	1,467	1,541	1,453
Bakery-cafes opened	33	28	55	47
Bakery-cafes closed	(4)	(2)	(5)	(7)
End of period	1,591	1,493	1,591	1,493

Comparable Bakery-Cafe Sales, net

Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Company-owned	7.1%	4.4%	7.3%	3.8%
Franchise-operated	4.8%	3.6%	5.0%	3.5%
System-wide	5.9%	3.9%	6.1%	3.7%

Results of Operations

Revenues

Total revenues for the thirteen weeks ended June 26, 2012 increased 17.6 percent to $530.6 million compared to $451.1 million for the thirteen weeks ended June 28, 2011. The growth in total revenues for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 120 new bakery-cafes system-wide since June 28, 2011 and the 5.9 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended June 26, 2012. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
System-wide average weekly net sales	$46,690	$44,268	5.5%

Total revenues for the twenty-six weeks ended June 26, 2012 increased 17.9 percent to $1,029.2 million compared to $873.2 million for the twenty-six weeks ended June 28, 2011. The growth in total revenues for the twenty-six weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 120 new bakery-cafes system-wide since June 28, 2011 and the 6.1 percent increase in system-wide comparable net bakery-cafe sales for the twenty-six weeks ended June 26, 2012. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
System-wide average weekly net sales	$46,137	$43,687	5.6%

Net bakery-cafe sales for the thirteen weeks ended June 26, 2012 increased 18.8 percent to $468.6 million compared to $394.5 million for the thirteen weeks ended June 28, 2011. The increase in net bakery-cafe sales for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 56 new Company-owned bakery-cafes, the acquisition of 21 franchise-operated bakery-cafes since June 28, 2011, and the 7.1 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended June 26, 2012. This 7.1 percent increase in comparable net bakery-cafe sales was driven by approximately 0.9 percent of transaction growth and approximately 6.2 percent average check growth in Company-owned bakery-cafes. Average check growth, in turn, was comprised of retail price increases of approximately 3.0 percent and positive mix impact of approximately 3.2 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 88.3 percent for the thirteen weeks ended June 26, 2012 as compared to 87.5 percent for the same period in fiscal 2011. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
Company-owned average weekly net sales	$47,113	$44,118	6.8%
Company-owned number of operating weeks	9,947	8,938	11.3%

Net bakery-cafe sales for the twenty-six weeks ended June 26, 2012 increased 19.4 percent to $907.9 million compared to $760.1 million for the twenty-six weeks ended June 28, 2011. The increase in net bakery-cafe sales for the twenty-six weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 56 new Company-owned bakery-cafes, the acquisition of 21 franchise-operated bakery-cafes since June 28, 2011, and the 7.3 percent increase in Company-owned comparable net bakery-cafe sales for the twenty-six weeks ended June 26, 2012. This 7.3 percent increase in comparable net bakery-cafe sales was driven by approximately 1.5 percent of transaction growth and approximately 5.8 percent average check growth in Company-owned bakery-cafes. Average check growth, in turn, was comprised of retail price increases of approximately 3.3 percent and positive mix impact of approximately 2.5 percent in comparison to the same period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 88.2 percent for the twenty-six weeks ended June 26, 2012 as compared to 87.1 percent for the same period in fiscal 2011. The increase in average weekly net sales for Company-owned bakery-cafes for the twenty-six weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
Company-owned average weekly net sales	$46,281	$43,340	6.8%
Company-owned number of operating weeks	19,616	17,533	11.9%

Franchise royalties and fees for the thirteen weeks ended June 26, 2012 increased 7.5 percent to $24.8 million compared to $23.0 million for the thirteen weeks ended June 28, 2011. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	June 26, 2012	June 28, 2011
Franchise royalties	$24,283	$22,380
Franchise fees	474	642
Total	$24,757	$23,022

The increase in franchise royalty and fee revenues for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 64 franchise-operated bakery-cafes since June 28, 2011 and the 4.8 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended June 26, 2012, partially offset by our purchase of 21 franchise-operated bakery-cafes and the closure of 18 franchise-operated bakery cafes since June 28, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
Franchise-operated average weekly net sales	$46,289	$44,398	4.3%
Franchise-operated number of operating weeks	10,486	10,264	2.2%

Franchise royalties and fees for the twenty-six weeks ended June 26, 2012 increased 8.7 percent to $49.6 million compared to $45.6 million for the twenty-six weeks ended June 28, 2011. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 26 Weeks Ended
	June 26, 2012	June 28, 2011
Franchise royalties	$48,605	$44,532
Franchise fees	974	1,072
Total	$49,579	$45,604

The increase in franchise royalty and fee revenues for the twenty-six weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 64 franchise-operated bakery-cafes since June 28, 2011 and the 5.0 percent increase in comparable franchise-operated net bakery-cafe sales for the twenty-six weeks ended June 26, 2012, partially offset by our purchase of 21 franchise-operated bakery-cafes and the closure of 18 franchise-operated bakery cafes since June 28, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 26 Weeks Ended		Percentage
	June 26, 2012	June 28, 2011	Change
Franchise-operated average weekly net sales	$46,001	$43,982	4.6%
Franchise-operated number of operating weeks	20,986	20,567	2.0%

As of June 26, 2012, we had 815 franchise-operated bakery-cafes open and we had received commitments to open 173 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended June 26, 2012 increased 10.9 percent to $37.2 million compared to $33.5 million for the thirteen weeks ended June 28, 2011. Fresh dough and other product sales to franchisees for the twenty-six weeks ended June 26, 2012 increased 6.3 percent to $71.7 million compared to $67.5 million for the twenty-six weeks ended June 28, 2011. The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended June 26, 2012 was primarily due to the 4.8 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 64 franchise-operated bakery-cafes since June 28, 2011, partially offset by our purchase of 21 franchise-operated bakery-cafes and the closure of 18 franchise-operated bakery-cafes since June 28, 2011. The increase in fresh dough and other product sales to franchisees for the twenty-six weeks ended June 26, 2012 was primarily due to the 5.0 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 64 franchise-operated bakery-cafes since June 28, 2011, partially offset by our purchase of 21 franchise-operated bakery-cafes and the closure of 18 franchise-operated bakery-cafes since June 28, 2011.

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

The cost of food and paper products was $136.5 million, or 29.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 26, 2012 compared to $117.2 million, or 29.7 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011. The cost of food and paper products was $265.5 million, or 29.2 percent of net bakery-cafe sales, for the twenty-six weeks ended June 26, 2012 compared to $223.5 million, or 29.4 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011. This decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 26, 2012 compared to the same periods in fiscal 2011 was primarily due to improved leverage from higher comparable net bakery-cafe sales. For the thirteen and twenty-six weeks ended June 26, 2012, there was an average of 74 and 74 bakery-cafes per fresh dough facility compared to an average of 69 and 68 as of June 28, 2011, respectively.

Labor expense was $136.9 million, or 29.2 percent of net bakery-cafe sales, for the thirteen weeks ended June 26, 2012 compared to $118.9 million, or 30.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011. Labor expense was $270.8 million, or 29.8 percent of net bakery-cafe sales, for the twenty-six weeks ended June 26, 2012 compared to $233.0 million, or 30.7 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 26, 2012 compared to the same periods in fiscal 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales.

Occupancy cost was $32.3 million, or 6.9 percent of net bakery-cafe sales, for the thirteen weeks ended June 26, 2012 compared to $28.1 million, or 7.1 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011. Occupancy cost was $63.4 million, or 7.0 percent of net bakery-cafe sales, for the twenty-six weeks ended June 26, 2012 compared to $54.9 million, or 7.2 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011. The decrease in occupancy cost as a percentage of net bakery-cafe sales for the thirteen and twenty-six weeks ended June 26, 2012 compared to the same periods in fiscal 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower average occupancy costs in new bakery-cafes, and favorably negotiated leases in existing bakery-cafes.

Other operating expenses were $64.2 million, or 13.7 percent of net bakery-cafe sales, for the thirteen weeks ended June 26, 2012 compared to $54.7 million, or 13.9 percent of net bakery-cafe sales, for the thirteen weeks ended June 28, 2011. Other operating expenses were $121.7 million, or 13.4 percent of net bakery-cafe sales, for the twenty-six weeks ended June 26, 2012 compared to $102.1 million, or 13.4 percent of net bakery-cafe sales, for the twenty-six weeks ended June 28, 2011. The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily a result of leverage from higher comparable net bakery-cafe sales, partially offset by increased marketing expense and timing of certain other controllable expenses.

Fresh dough and other product cost of sales to franchisees were $33.0 million, or 88.9 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 26, 2012, compared to $28.6 million, or 85.4 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended June 28, 2011. Fresh dough and other product cost of sales to franchisees were $63.2 million, or 88.1 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 26, 2012, compared to $56.6 million, or 84.0 percent of fresh dough and other product sales to franchisees, for the twenty-six weeks ended June 28, 2011. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen and twenty-six weeks ended June 26, 2012 compared to the same periods in fiscal 2011 was primarily a result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

General and administrative expenses were $30.8 million, or 5.8 percent of total revenues, for the thirteen weeks ended June 26, 2012 compared to $25.0 million, or 5.5 percent of total revenues, for the thirteen weeks ended June 28, 2011. General and administrative expenses were $57.5 million, or 5.6 percent of total revenues, for the twenty-six weeks ended June 26, 2012 compared to $51.7 million, or 5.9 percent of total revenues, for the twenty-six weeks ended June 28, 2011. The increase in general and administrative expenses as a percent of total revenues for the thirteen weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to increased year-over-year long term compensation expense, partially offset by improved leverage from higher comparable net bakery-cafe sales. The decrease in general and administrative expenses as a percent of total revenues for the twenty-six weeks ended June 26, 2012 compared to the same period in fiscal 2011 was primarily due to improved leverage from higher comparable net bakery-cafe sales.

Interest Expense

Interest expense was $0.2 million, or less than 0.1 percent of total revenues, for both the thirteen weeks ended June 26, 2012 and June 28, 2011. Interest expense was $0.4 million, or less than 0.1 percent of total revenues, for both the twenty-six weeks ended June 26, 2012 and June 28, 2011.

Other (income) expense, net

Other (income) expense, net was $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended June 26, 2012 compared to $0.2 million of income, or less than 0.1 percent of total revenues, for the thirteen weeks ended June 28, 2011. Other (income) expense, net was $0.7 million of expense, or 0.1 percent of total revenues, for the twenty-six weeks ended June 26, 2012 compared to $1.0 million of income, or 0.1 percent of total revenues, for the twenty-six weeks ended June 28, 2011. Other (income) expense, net for the thirteen and twenty-six weeks ended June 26, 2012 and June 28, 2011 was comprised of immaterial items.

Income Taxes

The provision for income taxes increased to $27.6 million for the thirteen weeks ended June 26, 2012 compared to $21.4 million for the thirteen weeks ended June 28, 2011. The tax provision for the thirteen weeks ended June 26, 2012 and June 28, 2011 reflects a combined federal, state, and local effective tax rate of 38.5 percent and 37.5 percent, respectively. The provision for income taxes increased to $53.1 million for the twenty-six weeks ended June 26, 2012 compared to $42.2 million for the twenty-six weeks ended June 28, 2011. The tax provision for the twenty-six weeks ended June 26, 2012 and June 28, 2011 reflects a combined federal, state, and local effective tax rate of 38.4 percent and 38.1 percent, respectively. The increase in the period tax rates for both the thirteen and twenty-six weeks ended June 26, 2012 was primarily due to an increase in discrete items recognized in the current period as opposed to the same period in the prior fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents were $255.8 million at June 26, 2012 compared with $222.6 million at December 27, 2011. This increase was primarily a result of $145.2 million of cash generated from operations and $0.6 million of cash provided by financing activities, partially offset by $64.7 million used for capital expenditures and $48.0 million used for acquisitions during the twenty-six weeks ended June 26, 2012. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $139.0 million at June 26, 2012 compared to $114.8 million at December 27, 2011. The increase in working capital from December 27, 2011 to June 26, 2012 resulted primarily from an increase in cash of $33.2 million, a decrease of $5.9 million in accrued expenses, an increase in deferred income taxes of $4.1 million, and a decrease in accounts payable of $2.3 million, partially offset by a decrease in trade and other accounts receivable, net of $20.5 million, and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 26 Weeks Ended
	June 26, 2012	June 28, 2011
Cash provided by (used in):
Operating activities	$145,178	$84,869
Investing activities	(112,648)	(86,613)
Financing activities	629	2,014
Total	$33,159	$270

Operating Activities

Cash flows provided by operating activities for the twenty-six weeks ended June 26, 2012 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, a decrease in trade and other receivables, inventories, prepaid expenses, and deposits and other, and an increase in deferred rent, partially offset by an increase in net deferred income taxes, excess tax benefit from exercise of stock options, and a decrease in accrued expenses, accounts payable, and other long-term liabilities. Cash flows provided by operating activities for the twenty-six weeks ended June 28, 2011 primarily resulted from net income, adjusted for items such as depreciation and amortization, a decrease in net deferred income taxes and stock-based compensation expense, partially offset by a decrease in accrued expenses and increases in both prepaid expenses and other and trade and other accounts receivable, net.

Investing Activities

Investing activities for the twenty-six weeks ended June 26, 2012 included additions to property and equipment of $64.7 million and acquisitions, net of cash acquired of $48.0 million. Investing activities for the twenty-six weeks ended June 28, 2011 included additions to property and equipment of $47.0 million and acquisitions, net of cash acquired of $39.7 million, partially offset by $0.1 million received from the sale of two bakery-cafes.

Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 26, 2012	June 28, 2011
New bakery-cafe and fresh dough facilities	$37,453	$27,586
Bakery-cafe and fresh dough facility improvements	17,589	13,395
Other capital needs	9,655	6,001
Total	$64,697	$46,982

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

Business Combinations
We used approximately $48.0 million of cash flows for an acquisition in the twenty-six weeks ended June 26, 2012. On March 28, 2012, the first day of the second quarter of fiscal 2012, we purchased 16 bakery-cafes from a Raleigh-Durham, North Carolina franchisee. Refer to Note 2 in the accompanying consolidated financial statements for further information related to business combinations.

Financing Activities

Financing activities for the twenty-six weeks ended June 26, 2012 included $2.7 million received from the exercise of employee stock options, $2.1 million received from an excess tax benefit from exercise of stock options, and $1.1 million received from the issuance of common stock, partially offset by $5.3 million used to repurchase shares of our Class A common stock. Financing activities for the twenty-six weeks ended June 28, 2011 included $1.0 million received from the exercise of employee stock options, $1.0 million received from the issuance of common stock, and $0.9 million received from an excess tax benefit from exercise of stock options, partially offset by $0.9 million used to repurchase shares of our Class A common stock.

Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time. During the twenty-six weeks ended June 26, 2012, we repurchased 34,600 shares under the share repurchase authorization at an average price of $144.24. During the twenty-six weeks ended June 28, 2011, we did not repurchase any shares under the share repurchase authorization. As of June 26, 2012, we had repurchased a total of 2,844,669 shares of our Class A common stock under the share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million. As of June 26, 2012, we had approximately $352.4 million available under the existing $600.0 million repurchase authorization.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the twenty-six weeks ended June 26, 2012, we repurchased 1,882 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $157.26 per share for an aggregate purchase price of $0.3 million. During the twenty-six weeks ended June 28, 2011, we repurchased 7,306 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $122.03 per share for an aggregate purchase price of $0.9 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of June 26, 2012 and December 27, 2011, we had no balance outstanding under the Amended and Restated Credit Agreement. As of June 26, 2012, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

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

Off-Balance Sheet Arrangements
As of June 26, 2012, we guaranteed operating leases of 24 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from July 31, 2012 to December 31, 2023 and a potential amount of future rental payments of approximately $22.6 million as of June 26, 2012. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In June 2011 and December 2011, the Financial Accounting Standards Board updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years beginning after December 15, 2011. The adoption of this updated guidance concerns presentation and disclosure only and had no impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 26, 2012, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 26, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. The aggregate settlement amount of $5.0 million is included in accrued expenses in our Consolidated Balance Sheets as of June 26, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of our franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is the subject of the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for the Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million is included in accrued expenses in our Consolidated Balance Sheets as of June 26, 2012 and December 27, 2011.

In addition, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as filed with the SEC on February 21, 2012 and amended by Form 10-K/A, filed with the SEC on March 20, 2012, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 26, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 26, 2012, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 28, 2012 - April 24, 2012	—		$—	—	$357,414,869
April 25, 2012 - May 29, 2012	26,181	(2)	144.75	25,900	353,667,381
May 30, 2012 - June 26, 2012	8,700		142.89	8,700	352,424,244
Total	34,881		$144.28	34,600	$352,424,244

(1)	Number of Class A common stock shares that were repurchased under a Rule 10b5-1 Plan. See Part 1, Item 2. for further information regarding the share repurchase authorization.

(2)
Includes 281 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

Panera Bread Company
(Registrant)

Dated:	July 25, 2012	By:	/s/ WILLIAM W. MORETON
William W. Moreton
President and Co-Chief Executive Officer
(principal executive officer)

Dated:	July 25, 2012	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Co-Chief Executive Officer
(principal executive officer)

Dated:	July 25, 2012	By:	/s/ THOMAS P. KELLY
Thomas P. Kelly
Interim Chief Financial Officer
(principal financial officer)

Dated:	July 25, 2012	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.