Form 10-Q
period 2012-09-25
PANERA BREAD CO
filed 2012-10-24
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2012

or

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

As of October 23, 2012, the registrant had 28,360,474 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II	OTHER INFORMATION	24
ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 6.	EXHIBITS	26
	Signatures	27
	Exhibit Index	28
	EX-31.1
	EX-31.2
	EX-31.3
	EX-32
	EX-101 INSTANCE DOCUMENT
	EX-101 SCHEMA DOCUMENT
	EX-101 CALCULATION LINKBASE DOCUMENT
	EX-101 LABELS LINKBASE DOCUMENT
	EX-101 PRESENTATION LINKBASE DOCUMENT
	EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 25, 2012	December 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$289,884	$222,640
Trade accounts receivable, net	33,548	30,700
Other accounts receivable	19,006	24,009
Inventories	17,704	17,016
Prepaid expenses and other	43,591	31,228
Deferred income taxes	31,621	27,526
Total current assets	435,354	353,119
Property and equipment, net	543,959	492,022
Other assets:
Goodwill	121,945	108,071
Other intangible assets, net	90,266	67,269
Deposits and other	6,751	6,841
Total other assets	218,962	182,181
Total assets	$1,198,275	$1,027,322
LIABILITIES
Current liabilities:
Accounts payable	$7,825	$15,884
Accrued expenses	266,596	222,450
Total current liabilities	274,421	238,334
Deferred rent	58,151	54,055
Deferred income taxes	35,456	34,345
Other long-term liabilities	45,166	45,512
Total liabilities	413,194	372,246
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,423,522 issued and 28,299,611 outstanding at September 25, 2012; and 30,330,759 issued and 28,265,672 outstanding at December 27, 2011	3	3
Class B, 10,000,000 shares authorized; 1,383,687 issued and outstanding at September 25, 2012 and December 27, 2011	—	—
Treasury stock, carried at cost; 2,123,911 shares at September 25, 2012 and 2,048,338 shares at December 27, 2011	(186,921)	(175,595)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 25, 2012 and December 27, 2011	—	—
Additional paid-in capital	169,009	150,093
Accumulated other comprehensive income	887	308
Retained earnings	802,103	680,267
Total stockholders’ equity	785,081	655,076
Total liabilities and stockholders’ equity	$1,198,275	$1,027,322

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Revenues:
Bakery-cafe sales, net	$466,369	$397,271	$1,374,229	$1,157,375
Franchise royalties and fees	25,321	22,677	74,900	68,281
Fresh dough and other product sales to franchisees	37,648	33,139	109,379	100,611
Total revenues	529,338	453,087	1,558,508	1,326,267
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	139,250	119,518	404,776	342,976
Labor	140,113	121,418	410,887	354,394
Occupancy	33,230	29,763	96,591	84,680
Other operating expenses	65,856	55,303	187,555	157,371
Total bakery-cafe expenses	378,449	326,002	1,099,809	939,421
Fresh dough and other product cost of sales to franchisees	34,041	29,283	97,232	85,932
Depreciation and amortization	23,828	20,068	67,290	58,869
General and administrative expenses	30,891	28,844	88,402	80,516
Pre-opening expenses	2,130	1,283	6,217	3,816
Total costs and expenses	469,339	405,480	1,358,950	1,168,554
Operating profit	59,999	47,607	199,558	157,713
Interest expense	263	194	675	616
Other (income) expense, net	692	837	1,418	(143)
Income before income taxes	59,044	46,576	197,465	157,240
Income taxes	22,529	17,728	75,629	59,908
Net income	$36,515	$28,848	$121,836	$97,332

Earnings per common share:
Basic	$1.25	$0.98	$4.17	$3.27
Diluted	$1.24	$0.97	$4.14	$3.24

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,242	29,548	29,209	29,756
Diluted	29,455	29,829	29,462	30,067

Other comprehensive income, net of tax:
Foreign currency translation adjustment	$551	$31	$579	$39
Other comprehensive income	$551	$31	$579	$39
Comprehensive income	$37,066	$28,879	$122,415	$97,371

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 25, 2012	September 27, 2011
Cash flows from operations:
Net income	$121,836	$97,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,290	58,869
Stock-based compensation expense	6,596	7,506
Excess tax benefit from exercise of stock options	(7,251)	(3,934)
Deferred income taxes	(2,984)	9,000
Other	1,951	2,207
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	2,294	(12,591)
Inventories	(430)	(409)
Prepaid expenses and other	(12,363)	(9,794)
Deposits and other	90	(316)
Accounts payable	(8,059)	2,166
Accrued expenses	47,336	(4,562)
Deferred rent	4,096	3,516
Other long-term liabilities	(916)	803
Net cash provided by operating activities	219,486	149,793
Cash flows from investing activities:
Additions to property and equipment	(105,285)	(67,935)
Acquisitions, net of cash acquired	(47,951)	(44,377)
Proceeds from sale of bakery-cafes	—	115
Net cash used in investing activities	(153,236)	(112,197)
Cash flows from financing activities:
Repurchase of common stock	(11,326)	(93,647)
Exercise of employee stock options	3,204	2,183
Excess tax benefit from exercise of stock options	7,251	3,934
Proceeds from issuance of common stock under employee benefit plans	1,865	1,532
Net cash provided by (used in) financing activities	994	(85,998)
Net increase (decrease) in cash and cash equivalents	67,244	(48,402)
Cash and cash equivalents at beginning of period	222,640	229,299
Cash and cash equivalents at end of period	$289,884	$180,897

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 27, 2011 ("fiscal 2011"). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as filed with the SEC on February 21, 2012 and amended by Form 10-K/A, filed with the SEC on March 20, 2012. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 27, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

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

The following supplemental pro forma information is presented for comparative purposes and is not indicative of what would have occurred had the acquisition been made on December 29, 2010, nor is it indicative of any future results (in thousands):

	Pro Forma for the Fiscal Period Ended
	For the 13 Weeks Ended	For the 39 Weeks Ended
	September 27, 2011	September 25, 2012	September 27, 2011
Bakery-cafe sales, net	$406,697	$1,383,863	$1,186,152
Net income	29,082	122,153	98,239

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable, $0.3 million to inventories, $6.4 million to property and equipment, $29.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements and are expected to be amortized on average over approximately 12 years, $1.4 million to liabilities, and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.1 million measurement period adjustment increasing goodwill during the thirty-nine weeks ended September 25, 2012.

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories, $1.3 million to property and equipment, $1.3 million to intangible assets, which represent the fair value of re-acquired territory rights and are expected to be amortized on average over approximately six years, $0.7 million to liabilities, and $3.1 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

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

The following supplemental pro forma information is presented for comparative purposes and is not indicative of what would have occurred had the acquisition been made on December 29, 2010, nor is it indicative of any future results (in thousands):

Pro Forma for the Fiscal Period Ended
For the 39 Weeks Ended
September 27, 2011
Bakery-cafe sales, net	$1,172,057
Net income	97,623

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to inventories, $9.3 million to property and equipment, $23.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements and are expected to be amortized on average over approximately 13 years, $1.7 million to liabilities, and $10.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.2 million measurement period adjustment increasing goodwill during the thirty-nine weeks ended September 25, 2012.

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

Note 3. Fair Value Measurements

The Company’s $48.2 million and $27.5 million in cash equivalents at September 25, 2012 and December 27, 2011, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 25, 2012	December 27, 2011
Food:
Fresh dough facilities:
Raw materials	$3,043	$2,998
Finished goods	363	261
Bakery-cafes:
Raw materials	11,331	11,048
Paper goods	2,967	2,709
Total	$17,704	$17,016

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at September 25, 2012 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough Operations	Total
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071
North Carolina Acquisition	13,509	—	—	13,509
Currency translation	107	—	—	107
Other	258	—	—	258
Balance as of September 25, 2012	$118,316	$1,934	$1,695	$121,945

Goodwill increased $13.9 million during the thirty-nine weeks ended September 25, 2012, primarily as a result of the North Carolina franchise acquisition discussed in Note 2. The Company also recorded $0.3 million of measurement period adjustments increasing goodwill involving the Milwaukee and North Carolina franchise acquisitions during the thirty-nine weeks ended September 25, 2012.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 25, 2012	December 27, 2011
Compensation and related employment taxes	$62,868	$41,491
Unredeemed gift cards, net	45,802	58,321
Insurance	27,589	23,629
Income taxes payable	23,395	—
Capital expenditures	22,081	19,116
Taxes, other than income taxes	19,056	18,512
Advertising	12,275	5,334
Fresh dough and other product operations	7,891	7,101
Deferred purchase price	6,171	2,565
Rent	6,139	5,958
Litigation settlements (Note 8)	5,000	5,000
Deferred revenue	4,874	2,236
Utilities	4,640	4,170
Loyalty program	4,299	5,916
Other	14,516	23,101
Total	$266,596	$222,450

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

As of September 25, 2012 and December 27, 2011, the Company had no balance outstanding under the Amended and Restated Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended September 25, 2012 and September 27, 2011 and $0.3 million for each of the thirty-nine weeks ended September 25, 2012 and September 27, 2011. Accrued interest related to the commitment fees was $0.1 million at both September 25, 2012 and December 27, 2011. As of September 25, 2012, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of September 25, 2012, the Company guaranteed operating leases of 25 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from October 31, 2012 to September 30, 2027 and a potential amount of future rental payments of approximately $24.2 million as of September 25, 2012. The obligations under these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of this accounting standard because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s or affiliate's performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates have primary liability for these operating leases.

Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. The aggregate settlement amount of $5.0 million is included in accrued expenses in the Company's Consolidated Balance Sheets as of September 25, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is the subject of the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint sought, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court might find just and proper. On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million was paid into a settlement fund on July 6, 2012.

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

Information related to the Company’s three business segments follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Revenues:
Company bakery-cafe operations	$466,369	$397,271	$1,374,229	$1,157,375
Franchise operations	25,321	22,677	74,900	68,281
Fresh dough and other product operations	79,338	68,064	229,170	201,765
Intercompany sales eliminations	(41,690)	(34,925)	(119,791)	(101,154)
Total revenues	$529,338	$453,087	$1,558,508	$1,326,267
Segment profit:
Company bakery-cafe operations	$87,920	$71,269	$274,420	$217,954
Franchise operations	23,687	21,104	69,700	63,555
Fresh dough and other product operations	3,607	3,856	12,147	14,679
Total segment profit	$115,214	$96,229	$356,267	$296,188

Depreciation and amortization	$23,828	$20,068	$67,290	$58,869
Unallocated general and administrative expenses	29,257	27,271	83,202	75,790
Pre-opening expenses	2,130	1,283	6,217	3,816
Interest expense	263	194	675	616
Other (income) expense, net	692	837	1,418	(143)
Income before income taxes	$59,044	$46,576	$197,465	$157,240
Depreciation and amortization:
Company bakery-cafe operations	$19,985	$17,195	$57,764	$50,342
Fresh dough and other product operations	1,708	1,690	5,018	5,141
Corporate administration	2,135	1,183	4,508	3,386
Total depreciation and amortization	$23,828	$20,068	$67,290	$58,869
Capital expenditures:
Company bakery-cafe operations	$29,906	$17,936	$84,797	$59,719
Fresh dough and other product operations	4,270	1,106	8,246	3,454
Corporate administration	6,412	1,911	12,242	4,762
Total capital expenditures	$40,588	$20,953	$105,285	$67,935

	September 25, 2012	December 27, 2011
Segment assets:
Company bakery-cafe operations	$763,847	$682,246
Franchise operations	10,970	7,502
Fresh dough and other product operations	54,129	47,710
Total segment assets	$828,946	$737,458
Unallocated trade and other accounts receivable	1,510	3,359
Unallocated property and equipment	28,539	21,565
Unallocated deposits and other	4,044	4,234
Other unallocated assets	335,236	260,706
Total assets	$1,198,275	$1,027,322

“Unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to cash and cash equivalents and deferred income taxes.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Amounts used for basic and diluted per share calculations:
Net income	$36,515	$28,848	$121,836	$97,332

Weighted average number of shares outstanding — basic	29,242	29,548	29,209	29,756
Effect of dilutive stock-based employee compensation awards	213	281	253	311
Weighted average number of shares outstanding — diluted	29,455	29,829	29,462	30,067

Earnings per common share:
Basic	$1.25	$0.98	$4.17	$3.27
Diluted	$1.24	$0.97	$4.14	$3.24

For the thirteen and thirty-nine weeks ended September 25, 2012 and September 27, 2011, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

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

Executive Summary of Results

For the thirteen weeks ended September 25, 2012, we earned $1.24 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 5.8 percent compared to the thirteen weeks ended September 27, 2011 (growth of 6.2 percent for Company-owned bakery-cafes and growth of 5.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.7 percent to $45,790 ($45,894 for Company-owned bakery-cafes and $45,692 for franchise-operated bakery-cafes); 36 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 19 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe).

For the thirteen weeks ended September 27, 2011, we earned $0.97 per diluted share with the following performance on key metrics: system-wide comparable bakery-cafe sales grew 4.4 percent compared to the thirteen weeks ended September 28, 2010 (growth of 6.0 percent for Company-owned bakery-cafes and growth of 3.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.6 percent to $43,337 ($43,148 for Company-owned bakery-cafes and $43,508 for franchise-operated bakery-cafes); and 25 new bakery-cafes opened system-wide (eight Company-owned bakery-cafes and 17 franchise-operated bakery-cafes) and 14 franchise-operated bakery-cafes closed. Our results for the thirteen weeks ended September 27, 2011 of $0.97 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 850,400 shares under our $600.0 million share repurchase authorization. Additionally, during the thirteen weeks ended September 27, 2011, we acquired five bakery-cafes in the Indiana market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the thirty-nine weeks ended September 25, 2012, we earned $4.14 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 6.0 percent compared to the thirty-nine weeks ended September 27, 2011 (growth of 6.9 percent for Company-owned bakery-cafes and growth of 5.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.6 percent to $46,019 ($46,149 for Company-owned bakery-cafes and $45,897 for franchise-operated bakery-cafes); 91 new bakery-cafes opened system-wide (41 Company-owned bakery-cafes and 50 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, during the thirty-nine weeks ended September 25, 2012, we acquired 16 bakery-cafes in the Raleigh-Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the thirty-nine weeks ended September 27, 2011, we earned $3.24 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.9 percent compared to the thirty-nine weeks ended June 29, 2010 (growth of 4.6 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $43,569 ($43,274 for Company-owned bakery-cafes and $43,825 for franchise-operated bakery-cafes); 72 new bakery-cafes opened system-wide (29 Company-owned bakery-cafes and 43 franchise-operated bakery-cafes); and 21 bakery-cafes closed system-wide (three Company-owned bakery-cafes and 18 franchise-operated bakery-cafes). Our results for the thirty-nine weeks ended September 27, 2011 of $3.24 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 850,400 shares under our $600.0 million share repurchase authorization. Additionally, during the thirty-nine weeks ended September 27, 2011, we acquired 25 bakery-cafes in the Milwaukee market and five bakery-cafes in the Indiana market from franchisees, as described in Note 2 in the accompanying consolidated financial statements.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Revenues:
Bakery-cafe sales, net	88.1%	87.7%	88.2%	87.3%
Franchise royalties and fees	4.8	5.0	4.8	5.1
Fresh dough and other product sales to franchisees	7.1	7.3	7.0	7.6
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.9%	30.1%	29.5%	29.6%
Labor	30.0	30.6	29.9	30.6
Occupancy	7.1	7.5	7.0	7.3
Other operating expenses	14.1	13.9	13.6	13.6
Total bakery-cafe expenses	81.1	82.1	80.0	81.2
Fresh dough and other product cost of sales to franchisees (2)	90.4	88.4	88.9	85.4
Depreciation and amortization	4.5	4.4	4.3	4.4
General and administrative expenses	5.8	6.4	5.7	6.1
Pre-opening expenses	0.4	0.3	0.4	0.3
Total costs and expenses	88.7	89.5	87.2	88.1
Operating profit	11.3	10.5	12.8	11.9
Interest expense	—	—	—	—
Other (income) expense, net	0.1	0.2	0.1	—
Income before income taxes	11.2	10.3	12.7	11.9
Income taxes	4.3	3.9	4.9	4.5
Net income	6.9	6.4	7.8	7.3
Other comprehensive income	0.1	—	—	—
Comprehensive income	7.0%	6.4%	7.8%	7.3%

(1)	As a percentage of Company net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Number of bakery-cafes:
Company-owned:
Beginning of period	776	703	740	662
Bakery-cafes opened	17	8	41	29
Bakery-cafes closed	(1)	—	(5)	(3)
Bakery-cafes acquired from franchisees	—	5	16	30
Bakery-cafes sold to franchisees	—	—	—	(2)
End of period	792	716	792	716
Franchise-operated:
Beginning of period	815	790	801	791
Bakery-cafes opened	19	17	50	43
Bakery-cafes closed	(1)	(14)	(2)	(18)
Bakery-cafes sold to Company	—	(5)	(16)	(30)
Bakery-cafes purchased from Company	—	—	—	2
End of period	833	788	833	788
System-wide:
Beginning of period	1,591	1,493	1,541	1,453
Bakery-cafes opened	36	25	91	72
Bakery-cafes closed	(2)	(14)	(7)	(21)
End of period	1,625	1,504	1,625	1,504

Comparable Bakery-Cafe Sales, net

Fiscal comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25, 2012	September 27, 2011	September 25, 2012	September 27, 2011
Company-owned	6.2%	6.0%	6.9%	4.6%
Franchise-operated	5.5%	3.1%	5.1%	3.4%
System-wide	5.8%	4.4%	6.0%	3.9%

Results of Operations

Revenues

Total revenues for the thirteen weeks ended September 25, 2012 increased 16.8 percent to $529.3 million compared to $453.1 million for the thirteen weeks ended September 27, 2011. The growth in total revenues for the thirteen weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 131 new bakery-cafes system-wide since September 27, 2011 and the 5.8 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended September 25, 2012. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
System-wide average weekly net sales	$45,790	$43,337	5.7%

Total revenues for the thirty-nine weeks ended September 25, 2012 increased 17.5 percent to $1,558.5 million compared to $1,326.3 million for the thirty-nine weeks ended September 27, 2011. The growth in total revenues for the thirty-nine weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 131 new bakery-cafes system-wide since September 27, 2011 and the 6.0 percent increase in system-wide comparable net bakery-cafe sales for the thirty-nine weeks ended September 25, 2012. The system-wide average weekly net sales per bakery-cafe for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
System-wide average weekly net sales	$46,019	$43,569	5.6%

Net bakery-cafe sales for the thirteen weeks ended September 25, 2012 increased 17.4 percent to $466.4 million compared to $397.3 million for the thirteen weeks ended September 27, 2011. The increase in net bakery-cafe sales for the thirteen weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 65 new Company-owned bakery-cafes, the acquisition of 16 franchise-operated bakery-cafes since September 27, 2011, and the 6.2 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended September 25, 2012. This 6.2 percent increase in comparable net bakery-cafe sales was driven by approximately 0.6 percent of transaction growth and approximately 5.6 percent average check growth in Company-owned bakery-cafes. Average check growth, in turn, was comprised of retail price increases of approximately 3.0 percent and positive mix impact of approximately 2.6 percent in comparison to the same fiscal period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 88.1 percent for the thirteen weeks ended September 25, 2012 as compared to 87.7 percent for the same period in fiscal 2011. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
Company-owned average weekly net sales	$45,894	$43,148	6.4%
Company-owned number of operating weeks	10,162	9,207	10.4%

Net bakery-cafe sales for the thirty-nine weeks ended September 25, 2012 increased 18.7 percent to $1,374.2 million compared to $1,157.4 million for the thirty-nine weeks ended September 27, 2011. The increase in net bakery-cafe sales for the thirty-nine weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 65 new Company-owned bakery-cafes, the acquisition of 16 franchise-operated bakery-cafes since September 27, 2011, and the 6.9 percent increase in Company-owned comparable net bakery-cafe sales for the thirty-nine weeks ended September 25, 2012. This 6.9 percent increase in comparable net bakery-cafe sales was driven by approximately 1.2 percent of transaction growth and approximately 5.7 percent average check growth in Company-owned bakery-cafes. Average check growth, in turn, was comprised of retail price increases of approximately 3.2 percent and positive mix impact of approximately 2.5 percent in comparison to the same fiscal period in the prior year. In total, Company-owned net bakery-cafe sales as a percentage of total revenues increased to 88.2 percent for the thirty-nine weeks ended September 25, 2012 as compared to 87.3 percent for the same period in fiscal 2011. The increase in average weekly net sales for Company-owned bakery-cafes for the thirty-nine weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to an increase in transactions and average check growth. The average weekly net sales per Company-owned bakery-cafe and the number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
Company-owned average weekly net sales	$46,149	$43,274	6.6%
Company-owned number of operating weeks	29,778	26,740	11.4%

Franchise royalties and fees for the thirteen weeks ended September 25, 2012 increased 11.7 percent to $25.3 million compared to $22.7 million for the thirteen weeks ended September 27, 2011. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 13 Weeks Ended
	September 25, 2012	September 27, 2011
Franchise royalties	$24,732	$22,100
Franchise fees	589	577
Total	$25,321	$22,677

The increase in franchise royalty and fee revenues for the thirteen weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 66 franchise-operated bakery-cafes since September 27, 2011 and the 5.5 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended September 25, 2012, partially offset by our purchase of 16 franchise-operated bakery-cafes and the closure of five franchise-operated bakery cafes since September 27, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 13 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
Franchise-operated average weekly net sales	$45,692	$43,508	5.0%
Franchise-operated number of operating weeks	10,719	10,160	5.5%

Franchise royalties and fees for the thirty-nine weeks ended September 25, 2012 increased 9.7 percent to $74.9 million compared to $68.3 million for the thirty-nine weeks ended September 27, 2011. The components of franchise royalties and fees for the periods indicated were as follows (in thousands):

	For the 39 Weeks Ended
	September 25, 2012	September 27, 2011
Franchise royalties	$73,337	$66,632
Franchise fees	1,563	1,649
Total	$74,900	$68,281

The increase in franchise royalty and fee revenues for the thirty-nine weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to the opening of 66 franchise-operated bakery-cafes since September 27, 2011 and the 5.1 percent increase in comparable franchise-operated net bakery-cafe sales for the thirty-nine weeks ended September 25, 2012, partially offset by our purchase of 16 franchise-operated bakery-cafes and the closure of five franchise-operated bakery cafes since September 27, 2011. The average weekly net sales per franchise-operated bakery-cafe and the related number of operating weeks for the periods indicated were as follows:

	For the 39 Weeks Ended		Percentage
	September 25, 2012	September 27, 2011	Change
Franchise-operated average weekly net sales	$45,897	$43,825	4.7%
Franchise-operated number of operating weeks	31,705	30,727	3.2%

As of September 25, 2012, we had 833 franchise-operated bakery-cafes open and we had received commitments to open 168 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees for the thirteen weeks ended September 25, 2012 increased 13.6 percent to $37.6 million compared to $33.1 million for the thirteen weeks ended September 27, 2011. Fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 25, 2012 increased 8.7 percent to $109.4 million compared to $100.6 million for the thirty-nine weeks ended September 27, 2011. The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended September 25, 2012 was primarily due to the 5.5 percent increase in franchise-operated comparable net bakery-cafe sales, an increase in sales of fresh produce to franchisees, and opening of 66 franchise-operated bakery-cafes since September 27, 2011, partially offset by our purchase of 16 franchise-operated bakery-cafes and the closure of five franchise-operated bakery-cafes since September 27, 2011. The increase in fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 25, 2012 was primarily due to the 5.1 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 66 franchise-operated bakery-cafes since September 27, 2011, partially offset by our purchase of 16 franchise-operated bakery-cafes and the closure of five franchise-operated bakery-cafes since September 27, 2011.

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

The cost of food and paper products was $139.3 million, or 29.9 percent of net bakery-cafe sales, for the thirteen weeks ended September 25, 2012 compared to $119.5 million, or 30.1 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011. The cost of food and paper products was $404.8 million, or 29.5 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 25, 2012 compared to $343.0 million, or 29.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011. This decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 25, 2012 compared to the same periods in fiscal 2011 was primarily due to leverage on menu pricing and cost of ingredients. In addition, for the thirteen and thirty-nine weeks ended September 25, 2012, there was an average of 76 and 74 bakery-cafes per fresh dough facility compared to an average of 70 and 69 as of September 27, 2011, respectively.

Labor expense was $140.1 million, or 30.0 percent of net bakery-cafe sales, for the thirteen weeks ended September 25, 2012 compared to $121.4 million, or 30.6 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011. Labor expense was $410.9 million, or 29.9 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 25, 2012 compared to $354.4 million, or 30.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011. The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 25, 2012 compared to the same periods in fiscal 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales and wage discipline.

Occupancy cost was $33.2 million, or 7.1 percent of net bakery-cafe sales, for the thirteen weeks ended September 25, 2012 compared to $29.8 million, or 7.5 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011. Occupancy cost was $96.6 million, or 7.0 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 25, 2012 compared to $84.7 million, or 7.3 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011. The decrease in occupancy cost as a percentage of net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 25, 2012 compared to the same periods in fiscal 2011 was primarily a result of improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses were $65.9 million, or 14.1 percent of net bakery-cafe sales, for the thirteen weeks ended September 25, 2012 compared to $55.3 million, or 13.9 percent of net bakery-cafe sales, for the thirteen weeks ended September 27, 2011. Other operating expenses were $187.6 million, or 13.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 25, 2012 compared to $157.4 million, or 13.6 percent of net bakery-cafe sales, for the thirty-nine weeks ended September 27, 2011. The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily a result of increased marketing expense, partially offset by leverage from higher comparable net bakery-cafe sales.

Fresh dough and other product cost of sales to franchisees were $34.0 million, or 90.4 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 25, 2012, compared to $29.3 million, or 88.4 percent of fresh dough and other product sales to franchisees, for the thirteen weeks ended September 27, 2011. Fresh dough and other product cost of sales to franchisees were $97.2 million, or 88.9 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 25, 2012, compared to $85.9 million, or 85.4 percent of fresh dough and other product sales to franchisees, for the thirty-nine weeks ended September 27, 2011. The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen and thirty-nine weeks ended September 25, 2012 compared to the same periods in fiscal 2011 was primarily a result of the year-over-year increase in ingredient costs and higher year-over-year sales of zero margin fresh produce sales to franchisees, partially offset by improved leverage from new bakery-cafes.

General and administrative expenses were $30.9 million, or 5.8 percent of total revenues, for the thirteen weeks ended September 25, 2012 compared to $28.8 million, or 6.4 percent of total revenues, for the thirteen weeks ended September 27, 2011. General and administrative expenses were $88.4 million, or 5.7 percent of total revenues, for the thirty-nine weeks ended September 25, 2012 compared to $80.5 million, or 6.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011. The decrease in general and administrative expenses as a percent of total revenues for both the thirteen and thirty-nine weeks ended September 25, 2012 compared to the same period in fiscal 2011 was primarily due to improved leverage from higher comparable net bakery-cafe sales, partially offset by increased year-over-year incentive compensation expense.

Interest Expense

Interest expense was $0.3 million, or less than 0.1 percent of total revenues, for the thirteen weeks ended September 25, 2012 compared to $0.2 million, or less than 0.1 percent of total revenues, for the thirteen weeks ended September 27, 2011. Interest expense was $0.7 million, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 25, 2012 compared to $0.6 million, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011.

Other (income) expense, net

Other (income) expense, net was $0.7 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended September 25, 2012 compared to $0.8 million of expense, or 0.2 percent of total revenues, for the thirteen weeks ended September 27, 2011. Other (income) expense, net was $1.4 million of expense, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 25, 2012 compared to $0.1 million of income, or less than 0.1 percent of total revenues, for the thirty-nine weeks ended September 27, 2011. Other (income) expense, net for the thirteen and thirty-nine weeks ended September 25, 2012 and September 27, 2011 was comprised of immaterial items.

Income Taxes

The provision for income taxes increased to $22.5 million for the thirteen weeks ended September 25, 2012 compared to $17.7 million for the thirteen weeks ended September 27, 2011. The tax provision for the thirteen weeks ended September 25, 2012 and September 27, 2011 reflects a combined federal, state, and local effective tax rate of 38.2 percent and 38.1 percent, respectively. The provision for income taxes increased to $75.6 million for the thirty-nine weeks ended September 25, 2012 compared to $59.9 million for the thirty-nine weeks ended September 27, 2011. The tax provision for the thirty-nine weeks ended September 25, 2012 and September 27, 2011 reflects a combined federal, state, and local effective tax rate of 38.3 percent and 38.1 percent, respectively. The increase in the period tax rates for both the thirteen and thirty-nine weeks ended September 25, 2012 was primarily due to an increase in discrete items recognized in the current period as opposed to the same period in the prior fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents were $289.9 million at September 25, 2012 compared with $222.6 million at December 27, 2011. This increase was primarily a result of $219.5 million of cash generated from operations and $1.0 million of cash provided by financing activities, partially offset by $105.3 million used for capital expenditures and $48.0 million used for acquisitions during the thirty-nine weeks ended September 25, 2012. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $160.9 million at September 25, 2012 compared to $114.8 million at December 27, 2011. The increase in working capital from December 27, 2011 to September 25, 2012 resulted primarily from an increase in cash of $67.2 million, an increase in prepaid expenses and other of $12.4 million, a decrease in accounts payable of $8.1 million, and an increase in deferred income taxes of $4.1 million, partially offset by an increase of $44.1 million in accrued expenses, a decrease in trade and other accounts receivable of $2.2 million, and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 39 Weeks Ended
	September 25, 2012	September 27, 2011
Cash provided by (used in):
Operating activities	$219,486	$149,793
Investing activities	(153,236)	(112,197)
Financing activities	994	(85,998)
Total	$67,244	$(48,402)

Operating Activities

Cash flows provided by operating activities for the thirty-nine weeks ended September 25, 2012 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, excess tax benefit from exercise of stock options, and increases in accrued expenses, deferred rent, and trade and other accounts receivable, partially offset by an increase in prepaid expenses, decreases in accounts payable and net deferred income tax liability, and other immaterial items. Cash flows provided by operating activities for the thirty-nine weeks ended September 27, 2011 primarily resulted from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, tax benefit from exercise of stock options, and an increase in net deferred income tax liability, partially offset by increases in both prepaid expenses and other and trade and other accounts receivable, net.

Investing Activities

Investing activities for the thirty-nine weeks ended September 25, 2012 included additions to property and equipment of $105.3 million and acquisitions, net of cash acquired of $48.0 million. Investing activities for the thirty-nine weeks ended September 27, 2011 included additions to property and equipment of $67.9 million and acquisitions, net of cash acquired of $44.4 million, partially offset by $0.1 million received from the sale of two bakery-cafes.

Capital Expenditures
Capital expenditures are the primary ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 25, 2012	September 27, 2011
New bakery-cafe and fresh dough facilities	$55,622	$38,491
Bakery-cafe and fresh dough facility improvements	30,169	20,358
Other capital needs	19,494	9,086
Total	$105,285	$67,935

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently expect to be at the high-end or slightly over the previously provided target range of 115 to 120 system-wide bakery-cafe openings in the fiscal year ending December 25, 2012, or fiscal 2012.

Business Combinations
We used approximately $48.0 million of cash flows for an acquisition in the thirty-nine weeks ended September 25, 2012. On March 28, 2012, the first day of the second quarter of fiscal 2012, we purchased 16 bakery-cafes from a Raleigh-Durham, North

Carolina franchisee. Refer to Note 2 in the accompanying consolidated financial statements for further information related to business combinations.

Financing Activities

Financing activities for the thirty-nine weeks ended September 25, 2012 included $7.3 million received from an excess tax benefit from exercise of stock options, $3.2 million received from the exercise of employee stock options, and $1.9 million received from the issuance of common stock, partially offset by $11.3 million used to repurchase shares of our Class A common stock. Financing activities for the thirty-nine weeks ended September 27, 2011 included $93.6 million used to repurchase shares of our Class A common stock, partially offset by $3.9 million received from an excess tax benefit from exercise of stock options, $2.2 million received from the exercise of employee stock options, and $1.5 million received from the issuance of common stock.

Share Repurchases
On November 17, 2009, our Board of Directors ("Board") approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases were effected from time to time on the open market under a Rule 10b5-1 plan. During the thirty-nine weeks ended September 25, 2012, we repurchased 34,600 shares under the share repurchase authorization at an average price of $144.24. During the thirty-nine weeks ended September 27, 2011, we repurchased 850,400 shares under the share repurchase authorization at an average price of $103.62. As of September 25, 2012, we had repurchased a total of 2,844,669 shares of our Class A common stock under the share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million. On August 23, 2012, our Board terminated this repurchase authorization.

On August 23, 2012, our Board approved a new three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by us as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by our Board at any time. No shares were repurchased under this new authorization as of September 25, 2012.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirty-nine weeks ended September 25, 2012, we repurchased 40,557 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $156.17 per share for an aggregate purchase price of $6.3 million. During the thirty-nine weeks ended September 27, 2011, we repurchased 50,678 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $108.61 per share for an aggregate purchase price of $5.5 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On March 7, 2008, we, and certain of our direct and indirect subsidiaries, as guarantors, entered into an amended and restated credit agreement, referred to as the Amended and Restated Credit Agreement, with Bank of America, N.A., and other lenders party thereto to amend and restate in its entirety our Credit Agreement, dated as of November 27, 2007, by and among us, Bank of America, N.A., and the lenders party thereto, referred to as the Original Credit Agreement. Pursuant to our request under the terms of the Original Credit Agreement, the Amended and Restated Credit Agreement increased the size of our secured revolving credit facility from $75.0 million to $250.0 million. We may select interest rates equal to (a) the Base Rate (which is defined as the higher of Bank of America prime rate and the Federal Funds Rate plus 0.50 percent), or (b) LIBOR plus an Applicable Rate, ranging from 0.75 percent to 1.50 percent, based on our Consolidated Leverage Ratio, as each term is defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to receipt of lender commitments and other conditions precedent. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the maintenance of certain leverage and fixed charges coverage ratios. The credit facility, which is secured by the capital stock of our present and future material subsidiaries, will become due on March 7, 2013, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Amended and Restated Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions and share repurchases. As of September 25, 2012 and December 27, 2011, we had no balance outstanding under the Amended and Restated Credit Agreement. As of September 25, 2012, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

We currently expect to be at the high-end or slightly over the previously provided range of 115 to 120 system-wide bakery-cafe openings in fiscal 2012. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.

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

Off-Balance Sheet Arrangements
As of September 25, 2012, we guaranteed operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from October 31, 2012 to September 30, 2027 and a potential amount of future rental payments of approximately $24.2 million as of September 25, 2012. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s or affiliate's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.

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

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 25, 2012, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties have agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. The aggregate settlement amount of $5.0 million is included in accrued expenses in our Consolidated Balance Sheets as of September 25, 2012 and December 27, 2011.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of our franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court might find just and proper. This matter was consolidated with the lawsuit described in the immediately preceding paragraph and is the subject of the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for the Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.

On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million was paid into a settlement fund on July 6, 2012.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, as filed with the SEC on February 21, 2012 and amended by Form 10-K/A, filed with the SEC on March 20, 2012, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 25, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 25, 2012, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 27, 2012 - July 24, 2012	—		$—	—	$352,424,244
July 25, 2012 - August 28, 2012	38,675	(1)	156.12	—	352,424,244
August 29, 2012 - September 25, 2012	—		—	—	352,424,244
Total	38,675		$156.12	—	$352,424,244

(1)
Represents shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

Item 6. Exhibits

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Panera Bread Company
(Registrant)

Dated:	October 24, 2012	By:	/s/ WILLIAM W. MORETON
William W. Moreton
President and Co-Chief Executive Officer
(principal executive officer)

Dated:	October 24, 2012	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Co-Chief Executive Officer
(principal executive officer)

Dated:	October 24, 2012	By:	/s/ THOMAS P. KELLY
Thomas P. Kelly
Interim Chief Financial Officer
(principal financial officer)

Dated:	October 24, 2012	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document