Form 10-K
period 2012-12-25
PANERA BREAD CO
filed 2013-02-15
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s worldwide Class A Common Stock at the close of business on June 26, 2012, was $2,842,576,546.

As of February 14, 2013, the registrant had 28,184,556 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 25, 2012.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, plans, objectives, and future earnings per share, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe,” “positioned,” “estimate,” “project,” “target,” “plan,” “goal,” “assume,” “continue,” “intend,” “expect,” “future,” “anticipate,” and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,652 Company-owned and franchise-operated bakery-cafe locations in 44 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers per day at our first bakery-cafe to currently serving nearly 7.0 million customers per week system-wide, and are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are located in urban, suburban, strip mall, and regional mall locations. We feature high quality, value priced food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread, we bake fresh bread every day. We are committed to providing great tasting, quality food that people can trust. All of our bakery-cafes have a menu highlighted by antibiotic-free chicken and roasted turkey, whole grain bread, and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving, which provide flavorful, wholesome offerings. Our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally with the goal of creating new standards in everyday food choices. In neighborhoods across the United States and in Ontario, Canada, our customers enjoy our warm and welcoming environment featuring comfortable gathering areas, relaxing decor, and free internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 25, 2012, our Company bakery-cafe operations segment consisted of 809 Company-owned bakery-cafes, located throughout the United States and in Ontario, Canada, and our franchise operations segment consisted of 843 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 25, 2012, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated), located throughout the United States and one in Ontario, Canada. In the fiscal year ended December 25, 2012, or fiscal 2012, our revenues were $2,130.1 million, consisting of $1,879.3 million of Company-owned net bakery-cafe sales, $102.1 million of franchise royalties and fees, and $148.7 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $1,981.7 million in fiscal 2012. See Note 18 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 had 52 weeks. Our fiscal year ending December 31, 2013 will have 53 weeks.
Concept and Strategy
Bread is our platform and the entry point to the Panera experience at our bakery-cafes. It is the symbol of Panera quality and a reminder of Panera Warmth, the totality of the experience our customer receives and can take home to share with friends and family. We strive to offer a memorable experience with superior customer service. Our associates are passionate about sharing their expertise and commitment with our customers. We strive to achieve what we call Concept Essence, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors. Concept Essence begins with artisan bread, quality products, and a warm, friendly, comfortable environment. It calls for each of our bakery-cafes to be a place customers can trust to serve high quality food. Bread is our passion, soul, and expertise, and serves as the platform that makes all of our other food special.
We believe our competitive strengths include more than just great food at the right price. We are committed to creating an ambiance in our bakery-cafes and a culture within Panera that is warm, inviting, and embracing. We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe as a way to engage customers. The distinctive design and environment of our bakery-cafes offer an oasis from the rush of daily life, where our associates are trained to greet our customers by name and have the skills, expertise, and personalities to make each visit a delight. Many of our bakery-cafes incorporate the warmth of a fireplace and cozy seating areas or outdoor cafe seating, which facilitate the use of our bakery-cafes as a gathering spot. Our bakery-cafes are designed to visually reinforce the distinctive difference between our bakery-cafes and other bakery-cafes and restaurants. In addition, we believe that our MyPanera® loyalty program, which we launched in the fiscal year ended December 28, 2010, or fiscal 2010, allows us to build deeper relationships with our customers and entice them to return to our bakery-cafes.
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, and take home, through both on-premise sales and off-premise Panera Catering®. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences and mood. Our goal is to be the first choice for those customers craving a baked good or breakfast sandwich, soup, salad, a hot sandwich, or a hot or frozen specialty drink.
Panera Catering is a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure that includes an on-line ordering system, and we believe it represents a meaningful growth opportunity for our business.
Menu
Our value-oriented menu is designed to provide our customers with fairly priced products built on the strength of our bakery expertise. We feature a menu containing proprietary items prepared with high-quality, fresh ingredients, including our fresh-from-the-field romaine lettuce and tomatoes and our antibiotic-free chicken and roasted turkey, as well as unique recipes and toppings designed to provide appealing, flavorful products that we believe our customers crave. We include caloric information on our menu boards and printed menus in all of our Company-owned bakery-cafes.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups and side items, freshly prepared and hand-tossed salads, and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave. We seek to continuously improve our products, or develop new ones, such as our improved Roasted Turkey and Cranberry Panini, our Big Kid Grilled Cheese, and our Steak Balsamico Panini.
Product rollouts are integrated into periodic or seasonal menu rotations, referred to as “celebrations”. In our first celebration of 2012, we introduced the Mediterranean Salmon Salad and returned our Thai Chopped Chicken Salad to the menu. The Cuban Chicken Panini and Steak and Egg Breakfast Sandwich were also added to help build on the success of our lunch and breakfast entrees in our second celebration.  In our third celebration of 2012, our popular seasonal Strawberry Poppyseed with Chicken Salad returned to our menu along with the new Chopped Chicken Cobb with Avocado Salad and Roasted Turkey and Avocado BLT Sandwich.  In our fourth celebration, we introduced the Roasted Turkey and Cranberry Panini and returned our Roasted Turkey Harvest Salad to the menu, which featured antibiotic-free roasted turkey.  In our final celebration of the year, we introduced the Ham and Gruyere Breakfast Sandwich and our new Big Kid Grilled Cheese Sandwich, while featuring past favorites such as the Grilled Chicken Caesar Salad and Chocolate Pecan Babka bread.
Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth and that without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. We strive to improve the quality of our overall guest experience by investing in technology to impact the ordering process, food production and the delivery of food to the customer. To develop a strong connection with our customers, our bakery-cafes are staffed by engaging associates who are skilled at and passionate about their jobs. Additionally, we believe high-quality restaurant management is critical to our long-term success and, as such, we provide detailed operations manuals and hands-on training to each of our associates. We train our associates both in small group and individual settings. Our systems have been created to educate our associates so each one is well prepared to respond to a customer’s questions and create a better dining experience. Furthermore, we believe our commitment to maintaining staffing levels and competitive compensation for our associates is fundamental to our current and future success.
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, selected general managers and multi-unit managers may participate in a bonus program, which is based upon a percentage of the store profit of the bakery-cafes they operate, generally over a period of five years (subject to annual minimums and maximums). We believe the program’s multi-year approach improves operator quality, management retention, and creates team stability, which generally results in a higher level of consistency and customer service for a particular bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately fifty percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low rate of management turnover and operational improvements.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build name recognition and awareness, but also to build deeper relationships with our customers who we believe will help promote our brand.
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, and the internet. In addition, we market through a national cable television campaign as a way to reach a broader audience. We expect to continue to increase media impressions as we strive to build deeper relationships with our customers. We believe that additional marketing will help us improve and increase recognition of the Panera brand and competitive differentiation. Our MyPanera customer loyalty program allows our customers to earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through receipt of rewards and enticing them to return to our bakery-cafes. Further, MyPanera offers Panera valuable insight into the preferences of our customers to help further refine our marketing message and menu design. At the end of fiscal 2012, the MyPanera program had over 12.9 million members.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. During the first quarter of fiscal 2012, our franchise-operated bakery-cafes contributed 1.2 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 2.0 percent of their net sales on advertising in their respective local markets. For the remainder of fiscal 2012, our franchise-operated bakery-cafes contributed 1.6 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 1.6 percent of their net sales on advertising in their respective local markets. Under the terms of our franchise agreements, we have the ability to increase national advertising fund contributions from current levels up to a maximum of 2.6 percent of net sales. The national advertising fund and marketing administration contributions from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
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
Capital Resources and Deployment of Capital
Our primary capital resource is cash generated by operations. We also have access to a $250.0 million credit facility. During fiscal 2012 we had no borrowings outstanding.
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
In evaluating potential new bakery-cafe locations, we study the surrounding trade area and demographics within the most recent year, and publicly available information on competitors. Based on this review and the use of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process in which we focus on occupancy and development costs in relation to the market. This process is designed to ensure we have an appropriate size bakery-cafe and deploy capital in the right market.
Our concept has proven successful in different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, drive-throughs, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,500 square feet as of December 25, 2012. We lease nearly all of our bakery-cafe locations and all of our fresh dough facilities. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost for the 59 Company-owned bakery-cafes that opened in fiscal 2012 was approximately $1,050,000 per bakery-cafe, net of landlord allowances and excluding capitalized development overhead, which has increased since fiscal 2011 due to increased costs associated with the opening of urban bakery-cafe locations in fiscal 2012.
In the past three years, we have acquired bakery-cafes from certain franchisees. In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee for a purchase price of $48.0 million. In July 2011, we acquired five bakery-cafes from an Indiana franchisee for a purchase price of approximately $5.1 million. In April 2011, we acquired 25 bakery-cafes from our Milwaukee franchisee for a purchase price of approximately $41.9 million. In September 2010, we acquired 37 bakery-cafes from our New Jersey franchisee for a purchase price of approximately $55.0 million. Also, in March 2010, we acquired controlling interest in three bakery-cafes from our Canadian franchisee and subsequently acquired the remaining noncontrolling interest on December 28, 2010 for total consideration of $4.8 million.
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2012, we repurchased 34,600 shares under this share repurchase authorization at an average price of $144.24 per share for an aggregate purchase price of $5.0 million. Prior to its termination on August 23, 2012, we repurchased a total of 2,844,669 shares of our Class A common stock cumulatively under this share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, our Board of Directors terminated the November 17, 2009 repurchase authorization and approved a new three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. Since this repurchase authorization was approved, we have repurchased 124,100 shares at a weighted-average price of $161.00 for an aggregate purchase price of approximately $20.0 million. We have approximately $580.0 million available under the existing $600.0 million repurchase authorization.
Franchise Operations
Our franchisees, which as of December 25, 2012, operated approximately 51 percent of our bakery-cafes, are comprised of 38 franchise groups with an average of approximately 22 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.

As of December 25, 2012, we had 843 franchise-operated bakery-cafes open, located throughout the United States and in Ontario, Canada, and we have received commitments to open 159 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are generally established in the various Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
The revenues we receive from a typical ADA include a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally 4 percent to 5 percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2012 were $102.1 million, or 4.8 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. As of December 25, 2012, we did not hold an equity interest in any of our franchise-operated bakery-cafes.
Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply on a daily basis dough for our fresh bread along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 25, 2012, we had 24 fresh dough facilities, 22 of which were Company-owned, including one located in our Ontario, Canada market to support the nine bakery-cafes located within the market.
Fresh dough is the key to our high-quality, artisan bread, and fresh produce is essential to our quality salads and sandwiches. We distribute fresh dough and produce through a leased fleet of temperature controlled trucks operated by our associates. As of December 25, 2012, we leased 205 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles.
Our bakers bake through the night shaping, scoring, and finishing the dough by hand to bring our customers fresh-baked loaves, bagels, and sweet goods every morning. In addition, our bakers bake high volume products throughout the day to continue to deliver abundant amounts of the highest quality and freshest bread possible. We believe our fresh dough facilities have helped us and will continue to help us to ensure consistent quality at our bakery-cafes.
We focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. We expect to selectively enter new markets, which may require the construction of additional fresh dough facilities once a sufficient number of bakery-cafes are opened to ensure efficient distribution of fresh dough and other products.
Our supply chain management system is intended to provide bakery-cafes with high quality food from reliable sources. We contract externally for the manufacture of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by our professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards utilizing unique recipes.
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

Management Information Systems
Each of our Company-owned bakery-cafes have programmed point-of-sale registers which collect transaction data used to generate pertinent information, including, among other things, transaction counts, product mix, and average check. All Company-owned bakery-cafe product prices are programmed into the point-of-sale registers from our support centers. We allow franchisees access to certain of our proprietary bakery-cafe systems and systems support. Franchisees are responsible for providing the appropriate menu prices, discount rates, and tax rates for system programming. We have a number of systems' initiatives underway designed to provide greater access for customers, increased operational capabilities and improvement in core enterprise systems. Most bakery-cafes also provide customers free Internet access through a managed WiFi network. As a result, we host one of the largest free public WiFi networks in the country.
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction counts, product mix, average check, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail and fresh dough facility associates and on-line baking instructions for our bakers.
Competition
We compete with a variety of food service companies. Our bakery-cafes compete with specialty food, casual dining and quick service cafes, bakeries, and restaurant retailers, including national, regional and locally-owned cafes, bakeries, and restaurants. Our bakery-cafes compete in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, take home, and catering. We believe we are able to compete favorably against other food service providers through our convenient bakery-cafe locations, environment, food and beverage quality, customer service, and price. We also compete for leased space in desirable locations. Some of our competitors are larger than we are and have substantially greater financial resources than we do. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 25, 2012, we had approximately 20,800 full-time associates (defined as associates who work, on average, 25 hours or more per week), of whom approximately 1,000 were employed in general or administrative functions, principally in our support centers, approximately 1,300 were employed in our fresh dough facility operations, and approximately 18,500 were employed in our bakery-cafe operations as bakers, managers, and associates. We also had approximately 15,500 part-time hourly associates at our bakery-cafes as of December 25, 2012. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
Proprietary Rights
Our brand, intellectual property, and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret, unfair competition, and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera® Catering, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPanera® trademarks are some of the trademarks we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other trademarks with the United States Patent and Trademark Office. We have also registered some of our trademarks in a number of foreign countries. In addition, we have registered and maintain numerous Internet domain names.
Corporate History and Additional Information
We are a Delaware corporation. Our principal offices are located at 3630 South Geyer Road, Suite 100, St. Louis, Missouri 63127 and our telephone number is (314) 984-1000.
We were originally organized in March 1981 as a Massachusetts corporation under the name Au Bon Pain Co., Inc. and reincorporated in Delaware in June 1988. In December 1993, we acquired Saint Louis Bread Company. In August 1998, we sold our Au Bon Pain division and changed our name to Panera Bread Company.

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
Our Internet address is www.panerabread.com. We make available at this address, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our Internet address.

ITEM 1A. RISK FACTORS
The following risk factors could materially affect our business, consolidated financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, consolidated financial condition and results of operations.
Disruptions in our bakery-cafe supply chain could adversely affect our profitability and operating results.
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. Our bakery-cafes rely on one supplier to deliver the majority of our non-dough ingredients and other products two or three times per week, and we supply our bakery-cafes with fresh dough and certain other products on a daily basis. These frequent deliveries are susceptible to supply volatility as a result of adverse weather conditions, and any supply shortages or interruptions could adversely impact our operations. Additionally, while antibiotic-free chicken, which is sold in most Company-owned and franchise-operated bakery-cafes, is currently supplied to us by three different suppliers, there are few producers of antibiotic-free chicken or other antibiotic-free proteins and it may be difficult or more costly for us to find alternative suppliers if necessary.
Generally, we believe that we have adequate sources of supply for our ingredients and products to support our bakery-cafe operations or, if necessary, we could make menu adjustments to address material supply issues. In addition, we frequently enter into annual and multi-year contracts for ingredients in order to decrease the risks of supply interruptions and cost fluctuation. However, there are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers and distributors. Any disruptions in our bakery-cafe supply chain could adversely affect our profitability and operating results.
Changes in food and supply costs could adversely affect our consolidated results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have generally been able to recover inflationary cost and commodity price increases for, among other things, fuel, proteins, dairy, produce, wheat, tuna, and cream cheese through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and economic factors and competitive pressures may limit our ability to recover fully such cost increases. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, increased volatility in certain commodity markets, including those for wheat, produce, or proteins, could have an adverse effect on our consolidated results of operations if we are unable to increase menu prices to cover such ingredient price increases.
Disruptions or supply issues in our fresh dough facilities could adversely affect our business and consolidated results of operations.
We operate 22 Company-owned fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes. Our fresh dough and other product distribution system delivers fresh dough and other products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of or distribution from any of our fresh dough facilities, due to weather conditions, technical or labor difficulties, destruction of, or damage to the vehicle fleet or facility, or other reasons, could cause a shortage of fresh dough and other products at our bakery-cafes. Such a shortage of fresh dough and other products could, depending on the extent and duration, have a material adverse effect on our business and consolidated results of operations.

Additionally, while fuel costs remained relatively constant in 2012 and 2011, given their historical volatility, increased costs and distribution issues related to fuel and utilities could also materially adversely impact our business and consolidated results of operations.
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
Our customers may not continue to be willing to pay our prices for higher-quality food.
Our success depends in large part on our customers' continued belief that food made with higher-quality ingredients, including antibiotic-free chicken and roasted turkey, and our artisan breads, is worth the prices charged at our bakery-cafes relative to the lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have tried to create.
Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources as well as that of our suppliers.
As our business depends upon discretionary consumer spending, our financial results may be impacted by the broader global economic conditions and their impact on consumer spending. Our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction counts, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases by our customers or our customers' preferences to trade down to lower priced products on our menu will negatively impact our financial performance. Additionally, financial difficulties experienced by our suppliers could result in product delays or shortages. Although there has been some improvement in certain economic indicators, recent reports indicate that consumer uncertainty may persist during 2013, so our ability to increase sales may be negatively impacted in the future. Consumers may also be more price sensitive during difficult economic times.
Customer preferences and traffic could be adversely impacted by health concerns about certain food products, reports of food-borne illnesses or food safety issues, any of which could result in a decrease in demand for our products.
Customer preferences and traffic could be adversely impacted by health concerns or negative publicity about the consumption of particular food products, which could cause a decline in demand for those products and adversely impact our sales. Additionally, regardless of the source or cause, reports of food-borne illnesses or other food safety issues (including food tampering or contamination) in the food service industry could cause customers to shift their preferences, result in negative publicity regarding restaurants generally and adversely impact our sales. For example, past outbreaks of E. coli in certain beef products and outbreaks of salmonella in cantaloupes, jalapeños and spinach caused consumers to avoid these products. These problems, other food-borne illnesses (such as hepatitis A or trichinosis), and injuries caused by food tampering have in the past, and could in the future, require us to temporarily close bakery-cafes. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and a decrease in customer traffic to our bakery-cafes.
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
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	shortages of construction materials and labor;

•	our ability to negotiate favorable economic and business terms; and

•	our ability to secure required governmental approvals and permits and comply with applicable zoning, land use, and environmental regulations.
Our growth strategy also includes continued development of bakery-cafes through franchising. At December 25, 2012, approximately 51 percent of our bakery-cafes were operated by franchisees (843 franchise-operated bakery-cafes out of a total of 1,652 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
As noted above, identifying and securing an adequate supply of suitable new bakery-cafe sites presents significant challenges because of the intense competition for those sites in our target markets, and increasing development and leasing costs. This may be especially true as we continue to expand into more urban locations. Further, any continued restrictions of credit markets may require developers to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more bakery-cafes our rate of expansion relative to the size of our bakery-cafe base will decline, which may in turn slow our sales and profitability growth.
Our success in part depends on the success of our franchisees business.
Our success depends in part on the operations of our franchisees. While we provide training and support to, and monitor the operations of, our franchisees, the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We strive to ensure customers have the same experience whether they visit a Company-owned or franchise-operated bakery-cafe. Any problems which originate with one of our franchisees, particularly an issue affecting the quality of the service experience, the safety of our products, or compliance with laws and regulations, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations.
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
Our growth strategy includes selectively opening bakery-cafes in Canada and urban areas where we may have little operating experience. Accordingly, there can be no assurance that a bakery-cafe opened in such areas will have similar operating results, including average weekly net sales, as our existing bakery-cafes. New markets may not perform as expected or may take longer to reach planned operating levels, if ever. Operating results or overall bakery-cafe performance in these areas could vary as a result of higher construction, occupancy, or general operating costs, a lack of familiarity with our brand which may require us to build local brand awareness, differing demographics, consumer tastes, and spending patterns, and variable competitive environments. Additional expenses attributable to costs of delivery from our fresh dough facilities may exceed our expectations in areas not currently served by those facilities.
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

•	increasing brand awareness through greater investment in multi-channel marketing and advertising, including digital advertising and national cable television advertising.
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
The market in which we compete is highly competitive, and we may not be able to compete effectively.
The restaurant industry is highly competitive with respect to location, customer service, price, taste, quality of products, and overall customer experience. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally owned restaurants. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and trends in the restaurant industry more quickly or effectively than we can. Additionally, given our recent success other companies may develop restaurants that operate with concepts similar to ours or that try to replicate the things we do well. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.
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
We expanded our Company-owned and franchise-operated operations into Canadian markets. Our expansion into Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations as our Canadian operations continue to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

If we fail to comply with governmental laws or regulations or if these laws or regulations change, our business could suffer.
In connection with the operation of our business, we are subject to extensive federal, state, local, and foreign laws and regulations that are complex and vary from location to location, including those related to:

•	franchise relationships;

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	management and protection of the personal data of our employees and customers; and

•	environmental matters.
Our bakery-cafes and fresh dough facilities are licensed and subject to regulation under federal, state, local and foreign laws, including business, health, fire, and safety codes. For example, we are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.
In addition, various federal, state, local and foreign labor laws govern our operations and our relationship with our associates, including prevailing wages, overtime, accommodation and working conditions, benefits, work authorization requirements, insurance matters, workers’ compensation, disability laws such as the ADA discussed above, child labor laws, and anti-discrimination laws.
Although we believe that compliance with these laws has not had a material adverse effect on our operations to date, we may experience material difficulties or failures with respect to compliance with such laws in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments, or other sanctions including the temporary suspension of bakery-cafe or fresh dough facility operations or a delay in construction or opening of a bakery-cafe, any of which could adversely affect our business and our reputation.
Regulatory changes in and customer focus on nutrition and advertising practices could adversely affect our business.
There continues to be increased consumer emphasis on and regulatory scrutiny of restaurants operating in the quick-service and fast-casual segments with respect to nutrition and advertising practices. While we have responded to these developments by updating our menu boards and printed menus in all of our Company-owned bakery-cafes to include caloric information, we may become subject to other regulations in the area of nutrition disclosure or advertising which would require us to make certain additional nutritional information available to our customers or restrict the sales of certain types of ingredients. We may experience higher costs associated with the implementation and oversight of such changes that could have an adverse impact on our business.
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
In the ordinary course of our business we have become subject to complaints and litigation alleging that we are responsible for customer illness or injury suffered at or after a visit to one of our Company-owned bakery-cafes or franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content, advertising claims, allergens, personal injury, or other concerns. In addition, from time to time, we are subject to litigation by employees, investors, franchisees, and others through private actions, class actions or other forums. The outcome of such litigation is inherently difficult to assess, and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.
Our failure or inability to protect our trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our intellectual property and confidential and proprietary information are essential to our business and competitive position. Our primary trademarks, Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera® Catering, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, and MyPanera®, along with other trademarks, copyrights, service marks, trade secrets, confidential and proprietary information, and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property, and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming to defend against, result in costly litigation, cause delays in marketing or introducing new menu items in the future, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, consolidated financial condition and results of operations.
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
We rely heavily on information technology systems across our operations, including for the order and delivery of fresh dough from our fresh dough facilities, point-of-sale processing in our bakery-cafes, gift and loyalty cards, online business, and various other processes and transactions, including the storage of employee and customer information. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem. Additionally, if a person is able to circumvent the security measures intended to protect our employee or customer private data, he or she could destroy or steal valuable information or disrupt our operations, which could significantly harm our reputation or result in litigation against us or the imposition of penalties.
We expect to increase investments in our systems in fiscal 2013 to provide greater access for customers, increase operational capabilities, and improve our core enterprise systems.
Operational excellence and the continued improvement of our customer experience are among our highest priorities. As a result, we expect to make increased investments during fiscal 2013 in technology infrastructure, and the labor necessary to support this technology, in areas designed to positively impact the way in which our customers interact with us, including through the ordering process, food production and finally through the delivery of food to the customer. Our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments could negatively impact our financial results.
We periodically acquire existing bakery-cafes from our franchisees or ownership interests in other restaurant or bakery-cafe concepts, which could adversely affect our consolidated results of operations.
Periodically, we have acquired existing bakery-cafes from our franchisees either by negotiated agreement or exercise of our rights of first refusal under the franchise and area development agreements. Any acquisition that we undertake involves risk, including:

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
Our operating results may fluctuate significantly from our forecasts, targets, or projections because of a number of factors, including the following:

•	changes in average weekly net sales and comparable net bakery-cafe sales due to:

•	lower customer traffic or average check per transaction, including as a result of the introduction or removal of new menu items;

•	changes in demographics, consumer preferences, and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; and

•	seasonality, including as a result of inclement weather.

•	cost increases due to:

•	changes in our operating costs;

•	labor availability and increased labor costs, including wages of management and associates, compensation, insurance, and health care; and

•	changes in business strategy including concept evolution and new designs.

•	profitability of new bakery-cafes, especially in new markets;

•	delays in new bakery-cafe openings; and

•	fluctuations in supply costs, shortages, or interruptions.
Increased advertising and marketing costs could adversely affect our consolidated results of operations.
We expect our advertising expenses to continue to increase and to dedicate greater resources to advertising and marketing than in previous years. If new advertising and other marketing programs, including our digital advertising or national cable television advertising, do not drive increased net bakery-cafe sales or if the costs of advertising, media, or marketing increase greater than expected, our consolidated results of operations could be materially adversely affected.
Our federal, state, and local tax returns have been, and may in the future be, selected for audit by the tax authorities, which may result in tax assessments or penalties that could have a material adverse impact on our consolidated financial position and results of operations.
We are subject to federal, state, and local taxes in the United States and Canada, including income, sales, use, and other applicable taxes. Significant judgment is required in determining the provision for taxes. Additionally, sales and use tax requirements are often fact-specific, complex and vary from jurisdiction to jurisdiction, which complicates monitoring and compliance. Although we believe our tax estimates are reasonable and our procedures for collecting sales taxes are appropriate, from time to time, federal, state, and local tax authorities have challenged, and may in the future challenge, positions we have taken on our tax returns or our sales tax collection policies. If we are unable to resolve these challenges favorably, we could incur additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication, or resolution of any disputes, could have a material impact on our consolidated financial position and results of operations.
A regional or global health pandemic could severely affect our business.
A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic occurs, depending upon its duration, location, and severity, our business could be severely affected. Generally, we are viewed by our customers as an “everyday oasis”, a friendly, all day destination where people can gather with family, friends, and business colleagues. Customers might avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of ingredients and products in our supply chain and by causing staffing shortages in our bakery-cafes. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products.
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
The effect of recent changes to healthcare laws in the United States may significantly increase our healthcare costs and negatively impact our financial results.
We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, changes to the U.S. healthcare laws that become effective in 2014 may lead some eligible employees who currently do not participate in our healthcare plans to enroll for coverage.  Such changes in the law include the imposition of a penalty on an individual who does not obtain healthcare coverage and provisions making certain individuals who can obtain employer coverage ineligible for healthcare premium tax subsidies that would otherwise be available in connection with the purchase of coverage through an exchange. If a significant number of eligible employees who do not currently participate in our healthcare plans, or who currently participate in our lower cost limited coverage plan, choose to enroll once the changes in law are effective, our healthcare costs may increase significantly and negatively impact our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe as of December 25, 2012 was approximately 4,500 square feet. The square footage of each of our fresh dough facilities is provided below. We lease nearly all of our bakery-cafe locations, fresh dough facilities, and support centers. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.

The square footage of our Company-owned leased fresh dough facilities as of December 25, 2012 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,800
Atlanta, GA	26,000
Beltsville, MD	35,700
Chandler, AZ	7,500
Chicago, IL	30,900
Cincinnati, OH	22,300
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	50,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,500
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	20,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	23,800
Ontario, Canada	16,000

(1)	Total square footage includes approximately 20,000 square feet utilized for tuna and cream cheese production.

As of December 25, 2012, 1,652 bakery-cafes operated in the following locations:

Location	Company- Owned Bakery-Cafes	Franchise- Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	15	3	18
Arizona	33	9	42
Arkansas	—	8	8
California	61	74	135
Colorado	—	32	32
Connecticut	16	14	30
Delaware	—	6	6
Florida	54	92	146
Georgia	18	22	40
Illinois	74	33	107
Indiana	39	—	39
Iowa	2	17	19
Kansas	—	20	20
Kentucky	19	3	22
Louisiana	—	2	2
Maine	—	5	5
Maryland	—	49	49
Massachusetts	25	38	63
Michigan	48	18	66
Minnesota	24	3	27
Mississippi	—	1	1
Missouri	47	25	72
Nebraska	12	2	14
Nevada	—	6	6
New Hampshire	—	10	10
New Jersey	41	12	53
New Mexico	2	—	2
New York	45	44	89
North Carolina	29	14	43
Ohio	9	105	114
Oklahoma	—	18	18
Oregon	6	—	6
Pennsylvania	26	54	80
Rhode Island	—	7	7
South Carolina	9	8	17
South Dakota	1	—	1
Tennessee	15	18	33
Texas	20	40	60
Utah	—	8	8
Vermont	3	—	3
Virginia	62	10	72
Washington	22	—	22
West Virginia	—	8	8
Wisconsin	23	2	25
District of Columbia	3	—	3
Ontario, Canada	6	3	9
	809	843	1,652

ITEM 3. LEGAL PROCEEDINGS

On December 9, 2009, a purported class action lawsuit was filed against us and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff.  The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. At a hearing on December 21, 2012, the Court approved the terms and conditions of the settlement and the actual settlement payment amounts, except for plaintiffs' attorneys' fees and costs, which were approved by the Court at a separate hearing on February 5, 2013. Based upon the Court approved settlement amounts and the amount of attorneys' fees and costs sought by plaintiffs' counsel, we maintained a reserve of $3.7 million in accrued expenses in our Consolidated Balance Sheets as of December 25, 2012.

On July 22, 2011, a purported class action lawsuit was filed against us and one of our subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of our franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code.  The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court determines to be appropriate.  This matter against our subsidiary was consolidated with the lawsuit described in the immediately preceding paragraph and is the subject of the Memorandum of Agreement described above.

On December 16, 2010, a purported class action lawsuit was filed against us and one of our subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of Panera Bread Company. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint sought, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court determines to be appropriate. On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million was paid into a settlement fund on July 6, 2012.

In addition, we are subject to other routine legal proceedings, claims, and litigation in the ordinary course of our business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

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

	For the fiscal year ended
	December 25, 2012		December 27, 2011
	High	Low	High	Low
First Quarter	$164.71	$136.19	$123.47	$94.86
Second Quarter	$162.33	$140.19	$128.69	$115.86
Third Quarter	$172.85	$136.45	$131.96	$96.68
Fourth Quarter	$173.10	$156.64	$143.38	$101.17

On February 14, 2013, the last sale price for the Class A common stock, as reported on the Nasdaq Global Select Market, was $159.96. As of February 14, 2013, we had 1,252 holders of record of our Class A common stock and 29 holders of record of our Class B common stock.
Dividend Policy
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal year 2012, we repurchased 34,600 shares under this share repurchase authorization at an average price of $144.24 per share for an aggregate purchase price of $5.0 million. On August 23, 2012, our Board of Directors terminated this repurchase authorization. Prior to its termination, we had repurchased a total of 2,844,669 shares of our Class A common stock cumulatively under this share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, our Board of Directors approved a new three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. As of December 25, 2012, under this repurchase authorization, we have repurchased 124,100 shares at a weighted-average price of $161.00 for an aggregate purchase price of approximately $20.0 million. We have approximately $580.0 million available under the existing $600.0 million repurchase authorization.

During the fourth quarter of fiscal 2012, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Weight-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program
September 26, 2012 - October 23, 2012	—		$—	—	$600,000,000
October 24, 2012 - November 27, 2012	125,643	(1)(2)	$161.06	124,100	$580,019,537
November 28, 2012 - December 25, 2012	—		$—	—	$580,019,537
Total	125,643		$161.06	124,100	$580,019,537

(1)	Represents 124,100 shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan, as described above.

(2)
Represents Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock and stock settled appreciation rights. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 25, 2012	December 27, 2011	December 28, 2010	December 29, 2009	December 30, 2008
Revenues:
Bakery-cafe sales, net	$1,879,280	$1,592,951	$1,321,162	$1,153,255	$1,106,295
Franchise royalties and fees	102,076	92,793	86,195	78,367	74,800
Fresh dough and other product sales to franchisees	148,701	136,288	135,132	121,872	117,758
Total revenues	2,130,057	1,822,032	1,542,489	1,353,494	1,298,853
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$552,580	$470,398	$374,816	$337,599	$332,697
Labor	559,446	484,014	419,140	370,595	352,462
Occupancy	130,793	115,290	100,970	95,996	90,390
Other operating expenses	256,029	216,237	177,059	155,396	147,033
Total bakery-cafe expenses	1,498,848	1,285,939	1,071,985	959,586	922,582
Fresh dough and other product cost of sales to franchisees	131,006	116,267	110,986	100,229	108,573
Depreciation and amortization	90,939	79,899	68,673	67,162	67,225
General and administrative expenses	117,932	113,083	101,494	83,169	84,393
Pre-opening expenses	8,462	6,585	4,282	2,451	3,374
Total costs and expenses	1,847,187	1,601,773	1,357,420	1,212,597	1,186,147
Operating profit	282,870	220,259	185,069	140,897	112,706
Interest expense	1,082	822	675	700	1,606
Other (income) expense, net	(1,208)	(466)	4,232	273	883
Income before income taxes	282,996	219,903	180,162	139,924	110,217
Income taxes	109,548	83,951	68,563	53,073	41,272
Net income	173,448	135,952	111,599	86,851	68,945
Less: net (loss) income attributable to noncontrolling interest	—	—	(267)	801	1,509
Net income attributable to Panera Bread Company	$173,448	$135,952	$111,866	$86,050	$67,436
Earnings per common share attributable to Panera Bread Company:
Basic	$5.94	$4.59	$3.65	2.81	$2.24
Diluted	$5.89	$4.55	$3.62	$2.78	$2.22
Weighted average shares of common and common equivalent shares outstanding:
Basic	29,217	29,601	30,614	30,667	30,059
Diluted	29,455	29,903	30,922	30,979	30,422
Consolidated balance sheet data:
Cash and cash equivalents	$297,141	$222,640	$229,299	$246,400	$74,710
Prepaid expenses and other	42,223	31,228	23,905	16,211	14,265
Property and equipment, net	571,754	492,022	444,094	403,784	417,006
Total assets	1,268,163	1,027,322	924,581	837,165	673,917
Current liabilities	277,540	238,334	211,516	142,259	114,014
Long-term liabilities	168,704	133,912	117,457	97,870	61,217
Stockholders’ equity	821,919	655,076	595,608	597,036	495,162
Franchisee revenues (2)	$1,981,674	$1,828,188	$1,802,116	$1,640,309	$1,542,791
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	6.5%	4.9%	7.5%	2.4%	3.8%
Franchise-operated bakery-cafes	5.0%	3.4%	8.2%	2.0%	3.5%
Bakery-cafe data:
Company-owned bakery-cafes open	809	740	662	585	562
Franchise-operated bakery-cafes open	843	801	791	795	763
Total bakery-cafes open	1,652	1,541	1,453	1,380	1,325

(1)	The fiscal year ended December 30, 2008, or fiscal 2008, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

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

(3)
Comparable net bakery-cafe sales for fiscal 2012, 2011, 2010, and 2009 contained 52 weeks of sales while fiscal 2008 contained 53 weeks of sales, with an impact of approximately $14.4 million and $21.4 million of sales in the additional week of fiscal 2008 for Company-owned and franchise-operated bakery-cafes, respectively. Adjusted to reflect a comparative 52 week period in fiscal 2008 (the first 52 weeks in fiscal 2008), Company-owned and franchise-operated comparable net bakery-cafe sales for the fiscal year ended December 29, 2009, or fiscal 2009, would have been approximately 2.2 percent and 2.0 percent, respectively. Adjusted on a calendar basis to match the specific weeks in fiscal 2009 to the same specific weeks in fiscal 2008, Company-owned and franchise-operated comparable net bakery-cafe sales for fiscal 2009 would have been 2.4 percent and 2.0 percent, respectively. For further information regarding comparable net bakery-cafe sales and the modification to the method by which we determine bakery-cafes included in our comparable net bakery-cafe sales, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, had 52 weeks.
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
We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on sales only from our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks after opening, after which customers “settle-in” to normal usage patterns from initial trial of the location. On average, the “settle-in” experienced is 5 percent to 10 percent less than the average weekly net sales during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” phase, the number of bakery-cafes in the “settle-in” phase, and the number of bakery-cafes in the comparable bakery-cafe base.

Executive Summary of Results
In fiscal 2012, we earned $5.89 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 5.7 percent (growth of 6.5 percent for Company-owned bakery-cafes and growth of 5.0 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.3 percent to $46,676 ($46,836 for Company-owned bakery-cafes and $46,526 for franchise-operated bakery-cafes); 123 new bakery-cafes opened system-wide (59 Company-owned bakery-cafes and 64 franchise-operated bakery-cafes); and 12 bakery-cafes closed system-wide (six Company-owned bakery-cafes and six franchise-operated bakery-cafes). Our fiscal 2012 earnings of $5.89 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 158,700 shares under our share repurchase authorizations.
In the fiscal quarter ended December 25, 2012, we earned $1.75 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.9 percent (growth of 5.1 percent for Company-owned bakery-cafes and growth of 4.7 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 4.5 percent to $48,579 ($48,811 for Company-owned bakery-cafes and $48,360 for franchise-operated bakery-cafes); 32 new bakery-cafes opened system-wide (18 Company-owned bakery-cafes and 14 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (one Company-owned bakery-cafes and four franchise-operated bakery-cafes).
In fiscal 2011, we earned $4.55 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.0 percent (growth of 4.9 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.4 percent to $44,313 ($44,071 for Company-owned bakery-cafes and $44,527 for franchise-operated bakery-cafes); 112 new bakery-cafes opened system-wide (53 Company-owned bakery-cafes and 59 franchise-operated bakery-cafes); and 24 bakery-cafes closed system-wide (three Company-owned bakery-cafes and 21 franchise-operated bakery-cafes, which included 13 Paradise cafes that de-identified from the brand). Our fiscal 2011 earnings of $4.55 per diluted share included a favorable impact of $0.05 per diluted share from the repurchase of 877,100 shares under our share repurchase authorization.
In fiscal 2010, we earned $3.62 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 7.9 percent (growth of 7.5 percent for Company-owned bakery-cafes and growth of 8.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 7.3 percent to $42,852 ($41,899 for Company-owned bakery-cafes and $43,578 for franchise-operated bakery-cafes); 76 new bakery-cafes opened system-wide (42 Company-owned bakery-cafes and 34 franchise-operated bakery-cafes); and three bakery-cafes closed system-wide (two Company-owned bakery-cafes and one franchise-operated bakery-cafes). Our fiscal 2010 earnings of $3.62 per diluted share included a favorable impact of $0.10 per diluted share from the repurchase of 1,905,540 shares under our share repurchase authorization.

Consolidated Statements of Comprehensive Income Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Revenues:
Bakery-cafe sales, net	88.2%	87.4%	85.7%
Franchise royalties and fees	4.8	5.1	5.6
Fresh dough and other product sales to franchisees	7.0	7.5	8.8
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.4%	29.5%	28.4%
Labor	29.8	30.4	31.7
Occupancy	7.0	7.2	7.6
Other operating expenses	13.6	13.6	13.4
Total bakery-cafe expenses	79.8	80.7	81.1
Fresh dough and other product cost of sales to franchisees (2)	88.1	85.3	82.1
Depreciation and amortization	4.3	4.4	4.5
General and administrative expenses	5.5	6.2	6.6
Pre-opening expenses	0.4	0.4	0.3
Total costs and expenses	86.7	87.9	88.0
Operating profit	13.3	12.1	12.0
Interest expense	0.1	—	—
Other (income) expense, net	(0.1)	—	0.3
Income before income taxes	13.3	12.1	11.7
Income taxes	5.1	4.6	4.4
Net income	8.1	7.5	7.2
Less: net (loss) income attributable to noncontrolling interest	—	—	—
Net income attributable to Panera Bread Company	8.1%	7.5%	7.3%

Other comprehensive income	—	—	—
Comprehensive income	8.2%	7.5%	7.3%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Number of bakery-cafes:
Company-owned:
Beginning of period	740	662	585
Bakery-cafes opened	59	53	42
Bakery-cafes closed	(6)	(3)	(2)
Bakery-cafes acquired from franchisees (1)	16	30	40
Bakery-cafes sold to a franchisee (2)	—	(2)	(3)
End of period	809	740	662
Franchise-operated:
Beginning of period	801	791	795
Bakery-cafes opened	64	59	34
Bakery-cafes closed (3)	(6)	(21)	(1)
Bakery-cafes acquired by Company (1)	(16)	(30)	(40)
Bakery-cafes sold by Company (2)	—	2	3
End of period	843	801	791
System-wide:
Beginning of period	1,541	1,453	1,380
Bakery-cafes opened	123	112	76
Bakery-cafes closed	(12)	(24)	(3)
End of period	1,652	1,541	1,453

(1)
In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee. In July 2011, we acquired five bakery-cafes from an Indiana franchisee. In April 2011, we acquired 25 bakery-cafes from our Milwaukee franchisee. In September 2010, we acquired 37 bakery-cafes from our New Jersey franchisee. Also, in March 2010, we acquired controlling interest in three bakery-cafes from our Canadian franchisee and subsequently acquired the remaining noncontrolling interest on December 28, 2010.

(2)	In February 2011, we sold two bakery-cafes in the Dallas, Texas market to an existing franchisee. In April 2010, we sold three bakery-cafes in the Mobile, Alabama market to an existing franchisee.

(3)	In June 2011, the franchise agreements for 13 franchise-operated Paradise bakery-cafes were mutually terminated and the bakery-cafes de-identified from the Paradise brand.
Comparable Net Bakery-cafe Sales
Comparable net bakery-cafe sales growth for the fiscal periods indicated were as follows:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Company-owned	6.5%	4.9%	7.5%
Franchise-operated	5.0%	3.4%	8.2%
System-wide	5.7%	4.0%	7.9%

The following table summarizes the composition of comparable Company-owned net bakery-cafe sales growth for the periods indicated:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Price	3.0%	2.9%	2.0%
Mix	2.7%	0.2%	3.4%
Average check	5.7%	3.1%	5.4%

Transactions	0.8%	1.8%	2.1%
Company-owned comparable net bakery-cafe sales growth	6.5%	4.9%	7.5%

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Bakery-cafe sales, net	$1,879,280	$1,592,951	$1,321,162	18.0%	20.6%
Franchise royalties and fees	102,076	92,793	86,195	10.0%	7.7%
Fresh dough and other product sales to franchisees	148,701	136,288	135,132	9.1%	0.9%
Total revenue	$2,130,057	$1,822,032	$1,542,489	16.9%	18.1%

System-wide average weekly net sales	$46,676	$44,313	$42,852	5.3%	3.4%
The growth in total revenues in fiscal 2012 compared to the prior year was primarily due to the opening of 123 new bakery-cafes system-wide in fiscal 2012 and to the 5.7 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2012, partially offset by the closure of 12 bakery-cafes system-wide in fiscal 2012.
The growth in total revenues in fiscal 2011 compared to the prior year was primarily due to the opening of 112 new bakery-cafes system-wide in fiscal 2011 and to the 4.0 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2011, partially offset by the closure of 24 bakery-cafes system-wide in fiscal 2011.
Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Bakery-cafe sales, net	$1,879,280	$1,592,951	$1,321,162	18.0%	20.6%
As a percentage of total revenue	88.2%	87.4%	85.7%

Company-owned average weekly net sales	$46,836	$44,071	$41,899	6.3%	5.2%
Company-owned number of operating weeks	40,125	36,140	31,532	11.0%	14.6%

The increase in net bakery-cafe sales in fiscal 2012 compared to the prior fiscal year was primarily due to the opening of 59 new Company-owned bakery-cafes, the acquisition of 16 franchise-operated bakery-cafes, and the 6.5 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2012, partially offset by the closure of six Company-owned bakery-cafes.

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

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2012 compared to the prior fiscal year was primarily due to the above noted average check growth that resulted from retail price increases and our category management initiatives.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2011 compared to the prior fiscal year was primarily due to the above noted average check growth that resulted from retail price increases and our category management initiatives.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Franchise royalties	$100,159	$90,486	$84,806	10.7%	6.7%
Franchise fees	1,917	2,307	1,389	(16.9)%	66.1%
Total	$102,076	$92,793	$86,195	10.0%	7.7%

Franchise-operated average weekly net sales	$46,526	$44,527	$43,578	4.5%	2.2%
Franchise-operated number of operating weeks	42,593	41,058	41,354	3.7%	(0.7)%

The increase in franchise royalty and fee revenues in fiscal 2012 compared to the prior fiscal year was primarily due to the opening of 64 new franchise-operated bakery-cafes and the 5.0 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2012, partially offset by our acquisition of 16 franchise-operated bakery-cafes and the closure of six franchise-operated bakery-cafes.

The increase in franchise royalty and fee revenues in fiscal 2011 compared to the prior fiscal year was primarily due to the opening of 59 new franchise-operated bakery-cafes and the 3.4 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2011, partially offset by our acquisition of 30 franchise-operated bakery-cafes and the closure of 21 franchise-operated bakery-cafes.

As of December 25, 2012, there were 843 franchise-operated bakery-cafes open and we have received commitments to open 159 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Fresh dough and other product sales to franchisees	$148,701	$136,288	$135,132	9.1%	0.9%
The increase in fresh dough and other product sales to franchisees in fiscal 2012 was primarily due to the 5.0 percent increase in franchise-operated comparable net bakery-cafe sales, the opening of 64 franchise-operated cafes, and an increase in sales of fresh produce to franchisees, partially offset by our purchase of 16 franchise-operated bakery-cafes and the closure of six franchise-operated bakery-cafes.
The increase in fresh dough and other product sales to franchisees in fiscal 2011 was primarily due to the 3.4 percent increase in franchise-operated comparable net bakery-cafe sales, the opening of 59 franchise-operated cafes, and new product offerings, partially offset by our purchase of 30 franchise-operated bakery-cafes and the closure of 21 franchise-operated bakery-cafes.
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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Cost of food and paper products	$552,580	$470,398	$374,816	17.5%	25.5%
As a percent of bakery-cafe sales, net	29.4%	29.5%	28.4%
This decrease in the cost of food and paper products in fiscal 2012 as a percentage of net bakery-cafe sales was primarily due to improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. In fiscal 2012, there was an average of 74.8 bakery-cafes per fresh dough facility compared to an average of 69.6 bakery-cafes in fiscal 2011.
This increase in the cost of food and paper products in fiscal 2011 as a percentage of net bakery-cafe sales was primarily due to food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. In fiscal 2011, there was an average of 69.6 bakery-cafes per fresh dough facility compared to an average of 65.2 bakery-cafes in fiscal 2010.

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Labor expense	$559,446	$484,014	$419,140	15.6%	15.5%
As a percent of bakery-cafe sales, net	29.8%	30.4%	31.7%
The decrease in labor expense in fiscal 2012 as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales and wage discipline.
The decrease in labor expense in fiscal 2011 as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales, lower benefit costs due to lower self-insurance medical claims, and wage discipline.

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Occupancy cost	$130,793	$115,290	$100,970	13.4%	14.2%
As a percent of bakery-cafe sales, net	7.0%	7.2%	7.6%
The decrease in occupancy cost in fiscal 2012 as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales.
The decrease in occupancy cost in fiscal 2011 as a percentage of net bakery-cafe sales was primarily a result of common area maintenance credits, as landlords spent less on common area maintenance than in prior years, improved leverage from higher comparable net bakery-cafe sales, lower occupancy costs in new bakery-cafes, and favorably negotiated leases in existing bakery-cafes.

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Other operating expenses	$256,029	$216,237	$177,059	18.4%	22.1%
As a percent of bakery-cafe sales, net	13.6%	13.6%	13.4%
Other operating expenses remained consistent as a percentage of net bakery-cafe sales from fiscal 2011 to fiscal 2012 primarily due to increased marketing expense, principally offset by leverage from higher comparable net bakery-cafe sales.
The increase in other operating expenses in fiscal 2011 as a percentage of net bakery-cafe sales was primarily a result of increase marketing expense, partially offset by increased leverage from higher comparable net bakery-cafe sales.

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Fresh dough and other product cost of sales to franchisees	$131,006	$116,267	$110,986	12.7%	4.8%
As a percent of fresh dough and other product sales to franchisees	88.1%	85.3%	82.1%
The increase in the fresh dough and other product cost of sales to franchisees in fiscal 2012 as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year increase in ingredient costs and higher year-over-year sales of zero margin fresh produce sales to franchisees, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.
The increase in the fresh dough and other product cost of sales to franchisees in fiscal 2011 as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year increase in ingredient costs, partially offset by improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
General and administrative expenses	$117,932	$113,083	$101,494	4.3%	11.4%
As a percent of total revenue	5.5%	6.2%	6.6%

The decrease in general and administrative expenses in fiscal 2012 as a percent of total revenues was primarily the result of improved leverage from new bakery-cafes, higher comparable net bakery-cafe sales, and the year-over-year impact of a $5 million charge in fiscal 2011 related to a class action lawsuit, partially offset by increased year-over-year incentive compensation expense.
The decrease in general and administrative expenses in fiscal 2011 as a percent of total revenues was primarily the result of improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales, partially offset by a $5 million charge in fiscal 2011 related to a class action lawsuit.
Other (Income) Expense, net
Other (income) expense, net in fiscal 2012 increased to $1.2 million of income, or 0.1 percent of total revenues, from $0.5 million of income, or less than 0.1 percent of total revenues, in fiscal 2011. Other (income) expense, net for fiscal 2012 was primarily comprised of the favorable outcome from certain unclaimed property and state sales tax audit matters, and immaterial items. Other (income) expense, net for fiscal 2011 was primarily comprised of immaterial items.
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
Income Taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010	% Change in 2012	% Change in 2011
Income taxes	$109,548	$83,951	$68,563	30.5%	22.4%
Effective tax rate	38.7%	38.2%	38.1%
The increase in the effective tax rate from fiscal 2011 to fiscal 2012 was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements and a valuation allowance related to net operating loss carryforwards of our Canadian operations of $1.8 million recorded in fiscal 2012. The increase in the effective tax rate from fiscal 2010 to fiscal 2011 was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.

Liquidity and Capital Resources
Cash and cash equivalents were $297.1 million at December 25, 2012 compared to $222.6 million at December 27, 2011. This $74.5 million increase was primarily a result of the $289.5 million of cash generated from operations, $8.6 million of tax benefit from exercise of stock options, $4.5 million received from the sale of bakery-cafes, $4.5 million received from the exercise of employee stock options, and $2.5 million of proceeds from the issuance of common stock under employee benefit plans, partially offset by $152.3 million used on capital expenditures, $48.0 million used for acquisitions, $31.6 million used to repurchase shares of our Class A common stock, $2.1 million used for payment of deferred acquisition holdbacks, and $1.1 million used for capitalized debt issuance costs. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had working capital of $201.3 million at December 25, 2012 compared to $114.8 million at December 27, 2011. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $74.5 million, an increase in trade and other accounts receivable, net of $31.5 million, an increase in prepaid expenses of $11.0 million, a decrease in accounts payable of $6.5 million, an increase of $6.0 million in deferred income taxes, and an increase in inventories of $2.7 million. Partially offsetting the increase in working capital was an increase in accrued expenses of $45.7 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 25, 2012	December 27, 2011	December 28, 2010
Operating activities	$289,456	$236,889	$237,634
Investing activities	$(195,741)	$(152,194)	$(132,199)
Financing activities	$(19,214)	$(91,354)	$(122,536)
Net increase (decrease) in cash and cash equivalents	$74,501	$(6,659)	$(17,101)

Operating Activities
Cash flows provided by operating activities in fiscal 2012 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, tax benefit from exercise of stock options, and an increase in accrued expenses and deferred rent, partially offset by an increase in trade and other accounts receivable, net, prepaid expenses, and a decrease in accounts payable. Cash flows provided by operating activities in fiscal 2011 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, tax benefit from exercise of stock options, and an increase in accrued expenses, accounts payable, deferred rent, and other long-term liabilities, partially offset by an increase in trade and other accounts receivable, net, prepaid expenses, and inventories. Cash flows provided by operating activities in fiscal 2010 primarily resulted from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes, tax benefit from exercise of stock options, and an increase in accrued expenses and other long-term liabilities, partially offset by an increase in trade and other accounts receivable, net and prepaid expenses.
Investing Activities
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs, which include investments in technology infrastructure. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
New bakery-cafe and fresh dough facilities	$81,758	$63,021	$42,294
Bakery-cafe and fresh dough facility improvements	42,644	30,858	27,009
Other capital needs	27,926	14,053	12,923
Total	$152,328	$107,932	$82,226

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate $175 million to $200 million of capital expenditures in fiscal 2013.
Business Combinations
We used approximately $48.0 million, $44.4 million, and $52.2 million of cash flows for acquisitions, in fiscal 2012, 2011, and 2010, respectively. In fiscal 2012, we acquired substantially all the assets and certain liabilities of 16 bakery-cafes from our North Carolina franchisee. In fiscal 2011, we acquired substantially all the assets and certain liabilities of 25 bakery-cafes from our Milwaukee franchisee and an additional five bakery-cafes from our Indiana franchisee. In fiscal 2010, we acquired a controlling interest in certain assets, liabilities, and the operations of three bakery-cafes in Ontario, Canada from our Canadian franchisee in a non-cash transaction. We subsequently acquired the remaining noncontrolling interest in the three bakery-cafes on December

28, 2010 for $0.7 million. Additionally, in fiscal 2010, we acquired substantially all the assets and certain liabilities of 37 bakery-cafes from our New Jersey franchisee. As of December 25, 2012 and December 27, 2011, $4.1 million and $2.6 million respectively, were included within our Consolidated Balance Sheets for contingent or accrued purchase price remaining from previously completed acquisitions. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2012, fiscal 2011, and fiscal 2010.
Financing Activities
Financing activities in fiscal 2012 included $31.6 million used to repurchase shares of our Class A common stock, $2.1 million used on the payment of deferred acquisition holdbacks, and $1.1 million used on capitalized debt issuance costs, offset by $8.6 million received from the tax benefit from exercise of stock options, $4.5 million received from the exercise of employee stock options, and $2.5 million received from the issuance of common stock. Financing activities in fiscal 2011 included $96.6 million used to repurchase shares of our Class A common stock and $5.0 million used on payment of deferred acquisition holdbacks, offset by $5.0 million received from the tax benefit from exercise of stock options, $3.2 million received from the exercise of employee stock options, and $2.0 million received from the issuance of common stock. Financing activities in fiscal 2010 included $153.5 million used to repurchase shares of our Class A common stock offset by $25.6 million received from the exercise of employee stock options, $3.6 million received from the tax benefit from the exercise of stock options, and $1.8 million received from the issuance of common stock.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal year 2012, we repurchased 34,600 shares under this share repurchase authorization at an average price of $144.24 per share for an aggregate purchase price of $5.0 million. During fiscal year 2011, we repurchased 877,100 shares under this share repurchase authorization at an average price of $103.55 per share for an aggregate purchase price of $90.8 million. During fiscal year 2010, we repurchased 1,905,540 shares under this share repurchase authorization at an average price of $78.72 per share for an aggregate purchase price of $150.0 million. On August 23, 2012, our Board of Directors terminated this repurchase authorization. Prior to its termination, we had repurchased a total of 2,844,669 shares of our Class A common stock cumulatively under this share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, our Board of Directors approved a new three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. As of December 25, 2012, under this repurchase authorization, we have repurchased 124,100 shares at a weighted-average price of $161.00 for an aggregate purchase price of approximately $20.0 million. We have approximately $580.0 million available under the existing $600.0 million repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2012, we repurchased 42,100 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $156.53 per share for an aggregate purchase price of approximately $6.6 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2011, we repurchased 52,146 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $109.33 per share for an aggregate purchase price of $5.7 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2010, we repurchased 44,002 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $77.99 per share for an aggregate purchase price of $3.5 million pursuant to the terms of the Plans and the applicable award agreements.
Credit Facility
On November 30, 2012, we terminated our Amended and Restated Credit Agreement, dated March 7, 2008, by and among Bank of America, N.A., and other lenders party thereto, which we refer to as the Prior Credit Agreement. As of the date of termination, we had no balance outstanding under the Prior Credit Agreement and we were in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, we entered into a new credit agreement, which we refer to as the Credit Agreement, by and among us, Bank of America, N.A., and the other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charges coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Credit Agreement. We expect to use the credit facility for general corporate purposes. As of December 25, 2012, we had no balance outstanding and were in compliance with all covenants under the Credit Agreement.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during the fiscal year ended December 25, 2012.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Sales of soup and other branded products sold outside our bakery-cafes are generally recognized upon delivery to customers. Further, franchise fees are generally the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the Area Development Agreement, or ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally 4 percent to 5 percent of net sales). Royalties are recognized as revenue based on contractual royalty rates applied to the net franchise sales.
We maintain a customer loyalty program through which customers earn rewards based on registration in the program and purchases at our bakery-cafes. We record the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year.
We sell gift cards which do not have an expiration date and from which we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage") and there is no legal obligation to remit the unredeemed gift cards in the relevant jurisdiction. The determination of gift card breakage is based upon our specific historical redemption patterns. When the likelihood of further redemptions becomes remote, breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. For the fiscal years ended December 25, 2012 and December 27, 2011, we recognized gift card breakage as a reduction of general and administrative expenses of $1.8 million and $1.9 million, respectively. No gift card breakage was recognized during the fiscal year ended December 28, 2010.
Valuation of Goodwill

Goodwill consists of the excess of the purchase price over the fair value of net assets required. In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” (ASU 2011-08).  The provisions of ASU 2011-08 provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance.  If an entity determines otherwise, the first step (“step one”) of the two-step impairment test is required.  ASU 2011-08 also gives the entity the option to bypass “step zero” and proceed directly to “step one”; an entity may resume performing “step zero” in any subsequent period.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values.

In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal year 2012, we utilized a qualitative analysis for all but two of our reporting units where no significant change occurred, the reporting units did not relate to a same-year acquisition, and no potential impairment indicators existed since the previous annual evaluation of goodwill, and concluded it is more likely than not that the fair value was more than its carrying value on a reporting unit basis.

In considering the step one approach to testing goodwill for impairment, we utilized a quantitative assessment to test goodwill for impairment for two reporting units during the fourth quarter of fiscal year 2012 and concluded that there was no impairment as the fair value of the reporting units exceeded their carrying value. This assessment was based upon a discounted cash flow analysis. The goodwill balance for the reporting units subject to the quantitative assessment was $16.0 million at December 25, 2012. Our estimates of cash flow were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable.
At December 25, 2012 and December 27, 2011, our goodwill balance was $121.9 million and $108.1 million, respectively. As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment as of December 25, 2012. No impairment loss was recognized during either of the fiscal years ended December 27, 2011 or December 28, 2010, respectively.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance with varying levels of deductibles of as much as $0.7 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 25, 2012, we believe we have provided adequate reserves for our self-insurance exposure. As of December 25, 2012 and December 27, 2011, self-insurance reserves were $28.9 million and $23.6 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets.

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
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. At December 25, 2012, we recorded a valuation allowance related to net operating loss carryforwards of our Canadian operations of $1.8 million. No valuation allowance was recorded against deferred tax assets during the fiscal years ended December 27, 2011 and December 28, 2010, respectively.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such determination is made. Our provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
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
Lease Obligations
We lease nearly all of our bakery-cafes, fresh dough facilities and trucks, and support centers. Each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.
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

Impairment of Long-Lived Assets
We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. When appropriate, we compare anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values to determine if the long-lived assets are recoverable. If the sum of the anticipated undiscounted cash flows for the long-lived assets is less than their carrying value, an impairment loss would be recognized for the difference between the anticipated discounted cash flows, which approximates fair value, and the carrying value of the long-lived assets. Our estimates of cash flow were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time time and we believe that its underlying assumptions are reasonable.
We recognized impairment losses of $0.3 million and $0.1 million during the fiscal years ended December 25, 2012 and December 28, 2010, respectively, related to distinct underperforming Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income. No impairment loss was recognized during the fiscal year ended December 27, 2011.

Contractual Obligations and Other Commitments

We currently anticipate $175 million to $200 million of capital expenditures in fiscal 2013. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease terms for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 25, 2012, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the periods indicated (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$1,242,488	$122,611	$241,269	$235,303	$643,305
Capital lease obligations (1)	6,643	495	1,004	1,023	4,121
Purchase obligations (2)	280,099	275,408	4,691	—	—
Uncertain tax positions (3)	2,869	416	836	431	1,186
Total	$1,532,099	$398,930	$247,800	$236,757	$648,612

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating and capital leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 25, 2012 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 25, 2012, we guaranteed operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These leases have terms expiring on various dates from January 31, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $23.3 million as of December 25, 2012. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s or affiliate's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable franchisees or affiliates continue to have primary obligation for these operating leases. As of December 25, 2012, future commitments under these leases were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subleases and Lease Guarantees (1)	$23,312	3,578	5,933	4,043	9,758

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our lease guarantees.
Employee Commitments
We have confidential and proprietary information and non-competition agreements, referred to as non-compete agreements, with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the non-compete agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 25, 2012, the total amount potentially owed employees under these non-compete agreements was $16.7 million.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food, supply, labor, occupancy, and other costs. In the past, we have been able to recover a significant portion of inflationary costs and commodity price increases, including price increases in fuel, proteins, dairy, wheat, tuna, and cream cheese among others, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, inherent volatility experienced in certain commodity markets, such as those for wheat, fuel, and proteins, including chicken and turkey, may have an adverse effect on us in the future. The extent of the impact will depend on our ability and timing to increase food prices.
A majority of our associates are paid hourly rates regulated by federal and state minimum wage laws. Although we have and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in our prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bakery-cafes. However, we have not experienced to date a significant reduction in bakery-cafe profit margins as a result of changes in such laws, and management does not anticipate any related future significant negative impacts to our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. We purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements of one month to one year time frames usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. In fiscal 2012, 2011, and 2010, we did not utilize derivative instruments in managing commodity risk.
Interest Rate Sensitivity
We are also exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility. Our revolving credit facility provides for a $250.0 million secured facility under which we may select interest rates equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). We did not have an outstanding balance on our credit facility at December 25, 2012 or December 27, 2011. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our consolidated results of operations.
Foreign Currency Exchange Risk
We currently have six Canadian Company-owned bakery-cafes and three Canadian franchise-operated bakery-cafes. Our operating expenses, cash flows, and royalty income are subject to fluctuation due to changes in the exchange rate of the Canadian Dollar, in which our operating obligations in Canada are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 25, 2012 and December 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 15, 2013

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 25, 2012	December 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$297,141	$222,640
Trade accounts receivable, net	43,843	30,700
Other accounts receivable	42,419	24,009
Inventories	19,714	17,016
Prepaid expenses and other	42,223	31,228
Deferred income taxes	33,502	27,526
Total current assets	478,842	353,119
Property and equipment, net	571,754	492,022
Other assets:
Goodwill	121,903	108,071
Other intangible assets, net	88,073	67,269
Deposits and other	7,591	6,841
Total other assets	217,567	182,181
Total assets	$1,268,163	$1,027,322
LIABILITIES
Current liabilities:
Accounts payable	$9,371	$15,884
Accrued expenses	268,169	222,450
Total current liabilities	277,540	238,334
Deferred rent	59,822	54,055
Deferred income taxes	60,655	34,345
Other long-term liabilities	48,227	45,512
Total liabilities	446,244	372,246
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,458,238 shares issued and 28,208,684 shares outstanding at December 25, 2012 and 30,330,759 shares issued and 28,265,672 shares outstanding at December 27, 2011	3	3
Class B, 10,000,000 shares authorized; 1,383,687 shares issued and outstanding at December 25, 2012 and 1,383,687 shares issued and outstanding at December 27, 2011	—	—
Treasury stock, carried at cost; 2,249,554 shares at December 25, 2012 and 2,048,338 shares at December 27, 2011	(207,161)	(175,595)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 25, 2012 and December 27, 2011	—	—
Additional paid-in capital	174,690	150,093
Accumulated other comprehensive income	672	308
Retained earnings	853,715	680,267
Total stockholders' equity	821,919	655,076
Total liabilities and stockholders' equity	$1,268,163	$1,027,322

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share information)

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Revenues:
Bakery-cafe sales, net	$1,879,280	$1,592,951	$1,321,162
Franchise royalties and fees	102,076	92,793	86,195
Fresh dough and other product sales to franchisees	148,701	136,288	135,132
Total revenues	2,130,057	1,822,032	1,542,489
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$552,580	$470,398	$374,816
Labor	559,446	484,014	419,140
Occupancy	130,793	115,290	100,970
Other operating expenses	256,029	216,237	177,059
Total bakery-cafe expenses	1,498,848	1,285,939	1,071,985
Fresh dough and other product cost of sales to franchisees	131,006	116,267	110,986
Depreciation and amortization	90,939	79,899	68,673
General and administrative expenses	117,932	113,083	101,494
Pre-opening expenses	8,462	6,585	4,282
Total costs and expenses	1,847,187	1,601,773	1,357,420
Operating profit	282,870	220,259	185,069
Interest expense	1,082	822	675
Other (income) expense, net	(1,208)	(466)	4,232
Income before income taxes	282,996	219,903	180,162
Income taxes	109,548	83,951	68,563
Net income	173,448	135,952	111,599
Less: net (loss) income attributable to noncontrolling interest	—	—	(267)
Net income attributable to Panera Bread Company	$173,448	$135,952	$111,866

Earnings per common share attributable to Panera Bread Company:
Basic	$5.94	$4.59	$3.65
Diluted	$5.89	$4.55	$3.62

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,217	29,601	30,614
Diluted	29,455	29,903	30,922

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$364	$33	$64
Other comprehensive income	$364	$33	$64
Comprehensive income	$173,812	$135,985	$111,930

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Cash flows from operations:
Net income	$173,448	$135,952	$111,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,939	79,899	68,673
Stock-based compensation expense	9,094	9,861	9,558
Tax benefit from exercise of stock options	(8,587)	(4,994)	(3,603)
Deferred income taxes	20,334	1,351	(4,660)
Other	4,470	2,423	1,114
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	(31,414)	(16,369)	(13,180)
Inventories	(2,440)	(2,183)	(1,540)
Prepaid expenses and other	(10,995)	(7,323)	(7,694)
Deposits and other	161	117	(2,337)
Accounts payable	(6,513)	8,538	929
Accrued expenses	49,246	19,630	61,891
Deferred rent	5,718	6,081	4,603
Other long-term liabilities	(4,005)	3,906	12,281
Net cash provided by operating activities	289,456	236,889	237,634
Cash flows from investing activities:
Additions to property and equipment	(152,328)	(107,932)	(82,226)
Acquisitions, net of cash acquired	(47,951)	(44,377)	(52,177)
Proceeds from sale of bakery-cafes	4,538	115	2,204
Net cash used in investing activities	(195,741)	(152,194)	(132,199)
Cash flows from financing activities:
Repurchase of common stock	(31,566)	(96,605)	(153,492)
Exercise of employee stock options	4,455	3,193	25,551
Tax benefit from exercise of stock options	8,587	4,994	3,603
Proceeds from issuance of common stock under employee benefit plans	2,462	2,040	1,802
Capitalized debt issuance costs	(1,097)	—	—
Payment of deferred acquisition holdback	(2,055)	(4,976)	—
Net cash used in financing activities	(19,214)	(91,354)	(122,536)
Net increase (decrease) in cash and cash equivalents	74,501	(6,659)	(17,101)
Cash and cash equivalents at beginning of period	222,640	229,299	246,400
Cash and cash equivalents at end of period	$297,141	$222,640	$229,299

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
	Class A		Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 29, 2009	30,197	$3	1,392	$—	168	$(3,928)	$168,288	$432,449	$224	$—	$597,036
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	111,866	—	(267)	111,599
Other comprehensive income	—	—	—	—	—	—	—	—	51	13	64
Comprehensive income											111,663
Noncontrolling interest in PB Biscuit	—	—	—	—	—	—	—	—	—	630	630
Purchase of noncontrolling interest	—	—	—	—	—	—	(367)	—	—	(376)	(743)
Issuance of common stock	28	—	—	—	—	—	1,802	—	—	—	1,802
Issuance of restricted stock (net of forfeitures)	132	—	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	599	—	—	—	—	—	25,551	—	—	—	25,551
Stock-based compensation expense	—	—	—	—	—	—	9,558	—	—	—	9,558
Repurchase of common stock	(1,949)	—	—	—	951	(75,062)	(78,430)	—	—	—	(153,492)
Tax benefit from exercise of stock options	—	—	—	—	—	—	3,603	—	—	—	3,603
Balance, December 28, 2010	29,007	$3	1,392	$—	1,119	$(78,990)	$130,005	$544,315	$275	$—	$595,608
Comprehensive income:
Net income	—	—	—	—	—	—	—	135,952	—	—	135,952
Other comprehensive income	—	—	—	—	—	—	—	—	33	—	33
Comprehensive income											135,985
Issuance of common stock	21	—	—	—	—	—	2,040	—	—	—	2,040
Issuance of restricted stock (net of forfeitures)	93	—	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	65	—	—	—	—	—	3,193	—	—	—	3,193
Stock-based compensation expense	—	—	—	—	—	—	9,861	—	—	—	9,861
Conversion of Class B to Class A	8	—	(8)	—	—	—	—	—	—	—	—
Exercise of SSARs	1	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(929)	—	—	—	929	(96,605)	—	—	—	—	(96,605)
Tax benefit from exercise of stock options	—	—	—	—	—	—	4,994	—	—	—	4,994
Balance, December 27, 2011	28,266	$3	1,384	$—	2,048	$(175,595)	$150,093	$680,267	$308	$—	$655,076
Comprehensive income:
Net income	—	—	—	—	—	—	—	173,448	—		173,448
Other comprehensive income	—	—	—	—	—	—	—	—	364	—	364
Comprehensive income											173,812
Issuance of common stock	20	—	—	—	—	—	2,462	—	—	—	2,462
Issuance of restricted stock (net of forfeitures)	28	—	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	96	—	—	—	—	—	4,455	—	—	—	4,455
Stock-based compensation expense	—	—	—	—	—	—	9,094	—	—	—	9,094
Exercise of SSARs	1	—	—	—	—	—	(1)	—	—	—	—
Repurchase of common stock	(202)	—	—	—	202	(31,566)	—	—	—	—	(31,566)
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,587	—	—	—	8,587
Balance, December 25, 2012	28,209	$3	1,384	$—	2,250	$(207,161)	$174,690	$853,715	$672	$—	$821,919

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Panera Bread Company and its subsidiaries (the "Company") operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 25, 2012, the Company’s retail operations consisted of 809 Company-owned bakery-cafes and 843 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 25, 2012, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the fiscal 2012 presentation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. Each of the Company’s fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010 had 52 weeks. The Company's fiscal year ending December 31, 2013 will have 53 weeks.
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
Investments
In fiscal 2012, 2011, and 2010, the Company’s investments consisted of municipal industrial revenue bonds that it intends to hold until maturity. Management designates the appropriate classification of its investments at the time of purchase based upon its intended holding period. See Note 5 for further information with respect to the Company’s investments.
Trade Accounts Receivable, net and Other Accounts Receivable
Trade accounts receivable, net consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough and other products from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card and catering on-account sales.
As of December 25, 2012, other accounts receivable consisted primarily of $17.4 million due from income tax refunds, $14.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $5.7 million. As of December 27, 2011, other accounts receivable consisted primarily of $8.9 million due from income tax refunds, $6.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $3.9 million.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 25, 2012 and December 27, 2011 was $0.1 million, respectively.
Inventories
Inventories, which consist of food products, paper goods, and supplies, are valued at the lower of cost or market, with cost determined under the first-in, first-out method.
Property and Equipment, net
Property, equipment, leasehold improvements, and land are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software. The estimated useful lives used for financial statement purposes are:

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
Computer hardware and software . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-5 years

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $48.0 million, $39.5 million, and $33.8 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of net assets acquired. In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” (ASU 2011-08).  The provisions of ASU 2011-08 provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance.  If an entity determines otherwise, the first step (“step one”) of the two-step impairment test is required.  ASU 2011-08 also gives the entity the option to bypass “step zero” and proceed directly to “step one”; an entity may resume performing “step zero” in any subsequent period.
The Company evaluates goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment through the comparison of the fair value of reporting units to their carrying values.
In considering the step zero approach to testing goodwill for impairment, the Company performs a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal year 2012, the Company utilized a qualitative analysis for all but two of its reporting units where no significant change occurred, the reporting units did not relate to a same-year acquisition, and no potential impairment indicators existed since the previous annual evaluation of goodwill, and the Company concluded it is more likely than not that the fair value was more than its carrying value on a reporting unit basis.
In considering the step one approach to testing goodwill for impairment, the Company utilized a quantitative assessment to test goodwill for impairment for two reporting units during the fourth quarter of fiscal year 2012 and concluded that there was no

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairment as the fair value of its reporting units exceeded their carrying value. This assessment was based upon a discounted cash flow analysis. The goodwill balance for the reporting units subject to the quantitative assessment was $16.0 million at December 25, 2012. The Company's estimates of cash flow were based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to the Company's business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that the Company utilizes represent the best estimate that the Company has at this time and the Company believes that the underlying assumptions are reasonable.
Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately 2 years to 17 years as of December 25, 2012. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately 7 years to 20 years as of December 25, 2012. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 25, 2012, December 27, 2011, and December 28, 2010, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The Company compares anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values to determine if the long-lived assets are recoverable. If the sum of the anticipated undiscounted cash flows for the long-lived assets is less than their carrying value, an impairment loss is recognized for the difference between the anticipated discounted cash flows, which approximates fair value, and the carrying value of the long-lived assets. In performing this analysis, management estimates cash flows based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to the Company's business model or changes in operating performance. The long-term financial forecasts that management utilizes represent the best estimate that management has at this time time and management believes that the underlying assumptions are reasonable.
The Company recognized an impairment loss of $0.3 million and $0.1 million during the fiscal years ended December 25, 2012 and December 28, 2010, respectively, related to distinct underperforming Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income. No impairment loss was recognized during the fiscal year ended December 27, 2011.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.7 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 25, 2012, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 25, 2012 and December 27, 2011, self-insurance reserves were $28.9 million and $23.6 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

for self-insurance were $41.8 million, $35.9 million, and $35.6 million, for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.
Income Taxes
The Company completes the provision for income taxes in accordance with the accounting standard for income taxes in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. At December 25, 2012, the Company recorded a valuation allowance related to net operating loss carryforwards of the Company's Canadian operations of $1.8 million. No valuation allowance was recorded against deferred tax assets during the fiscal years ended December 27, 2011, and December 28, 2010, respectively.
In accordance with the authoritative guidance on income taxes, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, foreign, and other tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the unrecognized tax benefits as a component of income taxes in the Consolidated Statements of Comprehensive Income.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct and indirect costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred within the Company’s development department. The Company’s development department focuses solely on activities involving the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred in other departments, including general and administrative functions, as these other departments do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred within the development department for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The Company capitalized $9.0 million, $7.7 million, and $8.7 million direct and indirect costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Comprehensive Income. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $1.1 million and $0.3 million at December 25, 2012 and December 27, 2011, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition
The Company records revenues from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery to the franchisees. Sales of soup and other branded products outside of the Company's bakery-cafes are recognized upon delivery to customers.
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under an Area Development Agreement (“ADA”). Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $1.9 million, $2.3 million, and $1.4 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively. Royalties are generally paid weekly based on the percentage of franchisee sales specified in each ADA (generally 4 percent to 5 percent of net sales). Royalties are recognized as revenue when they are earned. Royalties were $100.2 million, $90.5 million, and $84.8 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.
The Company maintains a customer loyalty program referred to as MyPanera in which Panera Bread Company customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. The accrued liability related to the Company’s loyalty program, which is included as a reduction of bakery-cafe sales in the Consolidated Statement of Comprehensive Income, was $4.7 million and $5.9 million as of December 25, 2012 and December 27, 2011, respectively.
The Company sells gift cards that do not have an expiration date and from which does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage") and there is no legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of gift card breakage is based upon Company-specific historical redemption patterns. When the likelihood of further redemptions becomes remote, breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. In the fiscal year ended December 25, 2012 and December 27, 2011, the Company recognized gift card breakage as a reduction of general and administrative expenses of $1.8 million and $1.9 million, respectively.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Comprehensive Income, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Comprehensive Income. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $44.5 million, $33.2 million, and $27.4 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.
Pre-Opening Expenses
All pre-opening expenses directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor, and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in labor expense in the Consolidated Statements of Comprehensive Income, are expensed when incurred.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in the accounting standard for leases. The reasonably assured lease term for most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term on most fresh dough facility

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

leases is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the earlier of the construction period or the start of the lease term.
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
Foreign Currency Translation
The Company has six Company-owned bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include municipal industrial revenue bonds, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their maturities.
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
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions. These assumptions include estimating the expected term until the option awards are either exercised or canceled, the expected volatility of the Company’s stock price, for a period approximating the expected term, the risk-free interest rate with a maturity that approximates the option awards expected term, and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option awards. Additionally, the Company uses its historical experience to estimate the expected forfeiture rate in determining the stock-based compensation expense for these awards. The fair value of the awards is amortized over the vesting period. Options and restricted stock generally vest 25 percent after two years and thereafter 25 percent each year for the next three years and options generally have a six-year term. Stock-based compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations ("ARO") in the Company’s consolidated financial statements. Most lease agreements require the Company to restore the leased property to its original condition,

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

including removal of certain long-lived assets the Company has installed at the end of the lease. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the reasonably assured lease term. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 25, 2012 and December 27, 2011, the Company's net ARO asset included in property and equipment, net was $4.6 million and $2.4 million, respectively, and its net ARO liability included in other long-term liabilities was $9.2 million and $5.9 million, respectively. ARO accretion expense was $0.4 million, $0.3 million, and $0.4 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.
Variable Interest Entities
The Company applies the guidance issued by the FASB on accounting for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of the fiscal year ended December 25, 2012.

3. Business Combinations and Divestitures

North Carolina Franchisee Acquisition

On March 28, 2012, the Company acquired substantially all the assets and certain liabilities of 16 bakery-cafes and the related area development rights from its Raleigh-Durham, North Carolina franchisee for a purchase price of $48.0 million. Approximately $44.4 million of the purchase price was paid on March 27, 2012, with $3.6 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on September 28, 2013, the 18 month anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of their acquisition.
The acquired business contributed revenues of $36.0 million and net income of approximately $2.9 million for the period from March 28, 2012 through December 25, 2012. The supplemental pro forma information set forth in the following table has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 29, 2010, nor is it indicative of any future results (in thousands):

	Pro Forma for the Fiscal Year Ended
	December 25, 2012	December 27, 2011
Bakery-cafe sales, net	$1,888,914	$1,632,295
Net income	173,763	137,297

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable; $0.3 million to inventories; $6.4 million to property and equipment; $29.1 million to intangible assets, which represent the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 12 years; $1.4 million to liabilities; and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.1 million measurement period adjustment increasing goodwill for the fiscal year ended December 25, 2012.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

Indiana Franchisee Acquisition

On July 26, 2011, the Company acquired substantially all the assets and certain liabilities of five Paradise Bakery & Café (“Paradise”) bakery-cafes and the related area development rights from an Indiana franchisee for a purchase price of approximately $5.1 million. Approximately $4.6 million of the purchase price was paid on July 26, 2011, with $0.5 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on the second anniversary of the transaction closing date, July 26, 2013, with any remaining holdback amounts reverting to the prior franchisee. As a result of this acquisition, the Company gained control of the five bakery-cafes and further expanded Company-owned operations into Indiana. The Consolidated Statements of Comprehensive Income include the results of operations from these five bakery-cafes from the date of their acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to inventories; $1.3 million to property and equipment; $1.3 million to intangible assets, which represent the fair value of re-acquired territory rights that the Company estimated to have an average useful life of approximately six years; $0.7 million to liabilities; and $3.1 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

Milwaukee Franchisee Acquisition

On April 19, 2011 the Company acquired substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. Approximately $39.8 million of the purchase price was paid on April 19, 2011, and the remaining approximately $2.1 million was paid with interest in fiscal 2012. As a result of this acquisition, the Company gained control of 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.

The acquired business contributed revenues of $42.4 million and net income of approximately $0.7 million for the period from April 20, 2011 through December 27, 2011. The supplemental pro forma information set forth in the table below has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor is it indicative of any future results (in thousands):

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to inventories; $9.3 million to property and equipment; $23.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 13 years; $1.7 million to liabilities; and $10.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

date is based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.2 million measurement period adjustment increasing goodwill for the fiscal year ended December 25, 2012.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

New Jersey Franchisee Acquisition
On September 29, 2010 the Company acquired substantially all the assets and certain liabilities of 37 bakery-cafes and the area development rights from its New Jersey franchisee for a purchase price of approximately $55.0 million. Approximately $52.2 million of the purchase price, as well as related transaction costs, were paid on September 29, 2010, and the remaining approximately $2.8 million was paid with interest in fiscal 2011. As a result of this acquisition, the Company gained control of the 37 bakery-cafes and expanded Company-owned operations into New Jersey. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.
The acquired business contributed revenues of $24.8 million and net income of approximately $2.0 million for the period from September 29, 2010 through December 28, 2010. The supplemental pro forma information set forth in the table below has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on December 30, 2009, nor is it indicative of any future results (in thousands):

Pro Forma for the Fiscal Year End
December 28, 2010
Bakery-cafe sales, net	$1,606,455
Net income	119,621

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
The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.5 million to inventories; $19.9 million to property and equipment; $31.2 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 13 years; $1.2 million to liabilities; and $4.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement.
Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

Texas Divestiture

On February 9, 2011, the Company sold substantially all of the assets of two Paradise bakery-cafes to an existing Texas franchisee for a sale price of approximately $0.1 million, resulting in a nominal gain, which was classified in other (income) expense, net in the Consolidated Statements of Comprehensive Income.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Purchase Price Payments
During the fiscal years ended December 25, 2012 and December 27, 2011, the Company paid approximately $2.1 million and $5.0 million, respectively, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There were no payments of previously accrued purchase price during the fiscal year ended December 28, 2010. There was $4.1 million and $2.6 million of accrued purchase price remaining as of December 25, 2012 and December 27, 2011, respectively.

4. Noncontrolling Interest
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
On March 30, 2010, PB Biscuit, ULC (“PB Biscuit”) was formed by Panera Bread ULC through the contribution of its Cdn. $3.5 million note receivable from Millennium and cash. On March 31, 2010, PB Biscuit acquired certain assets and liabilities and the operations of Millennium’s three Panera Bread bakery-cafes. In exchange for the bakery-cafe operations and certain assets and liabilities, PB Biscuit assigned the Cdn. $3.5 million note receivable to and issued non-controlling interest to Millennium at a fair value of $0.6 million (28.5 percent ownership of PB Biscuit’s voting shares), for a total consideration of $4.1 million, subject to certain closing adjustments. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition. This non-cash transaction was excluded from the Consolidated Statements of Cash Flows for the year ended December 28, 2010. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results. The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $2.3 million to property and equipment, $0.5 million of net assumed current liabilities, and $2.3 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement.
Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is anticipated to be tax deductible and is included in the Company Bakery-Cafe Operations segment.
On December 28, 2010, the Company acquired the remaining non-controlling interest of Millennium for $0.7 million. The transaction was accounted for as an equity transaction, by adjusting the carrying amount of the noncontrolling interest balance to reflect the change in the Company’s ownership interest in Millennium, with the difference between fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to the Company.
The following table illustrates the effect on the Company’s equity of its acquisition of the remaining 28.5 percent of outstanding stock of Millennium on December 28, 2010 (in thousands):

For the fiscal year ended
December 28, 2010
Net income attributable to the Company	$111,866
Decrease in equity for acquisition of noncontrolling interest	(367)
Change from net income attributable to the Company and the acquisition of noncontrolling interest	$111,499

5. Fair Value Measurements
The Company’s $99.4 million and $27.5 million in cash equivalents at December 25, 2012 and December 27, 2011, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs). The Company’s remaining cash balance in the Consolidated Balance Sheets was held in FDIC insured accounts. As of December 25, 2012 and December 27, 2011, the Company held municipal industrial revenue bonds in the amount of $1.5 million and 1.7 million, respectively. These bonds are designated as held-to-maturity and stated at cost in the Consolidated Balance Sheets as of December 25, 2012 and December 27, 2011.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Inventories
Inventories consisted of the following (in thousands):

	December 25, 2012	December 27, 2011
Food:
Fresh dough facilities:
Raw materials	$3,418	$2,998
Finished goods	420	261
Bakery-cafes:
Raw materials	12,727	11,048
Paper goods	3,149	2,709
Total	$19,714	$17,016

7. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 25, 2012	December 27, 2011
Leasehold improvements	$542,081	$467,568
Machinery and equipment	265,350	237,774
Furniture and fixtures	130,044	109,869
Computer hardware and software	63,701	50,254
Construction in progress	53,189	42,069
Smallwares	25,152	22,340
Land	2,201	1,023
	1,081,718	930,897
Less: accumulated depreciation	(509,964)	(438,875)
Property and equipment, net	$571,754	$492,022

The Company recorded depreciation expense related to these assets of $82.7 million, $74.2 million, and $66.7 million for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively.

8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 25, 2012 and December 27, 2011 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 28, 2010	$90,813	$1,934	$1,695	$94,442
Acquisition of Milwaukee Franchisee	10,560	—	—	10,560
Acquisition of Indiana Franchisee	3,097	—	—	3,097
Currency translation	(28)	—	—	(28)
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071
Acquisition of North Carolina Franchisee	13,509	—	—	13,509
Currency translation	65	—	—	65
Measurement period adjustments	258	—	—	258
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has not recorded a goodwill impairment charge in the fiscal years 2012, 2011, and 2010, respectively. In addition, the Company recorded $0.3 million of measurement period adjustments increasing goodwill involving the Milwaukee and North Carolina franchise acquisitions during the fiscal year ended December 25, 2012. There were no measurement period adjustments recorded during the fiscal years ended December 27, 2011 and December 28, 2010.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 25, 2012			December 27, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$5,610	$(1,504)	$4,106	$5,610	$(1,250)	$4,360
Re-acquired territory rights	97,129	(15,985)	81,144	68,129	(8,537)	59,592
Favorable leases	5,056	(2,233)	2,823	4,996	(1,679)	3,317
Total other intangible assets	$107,795	$(19,722)	$88,073	$78,735	$(11,466)	$67,269

Amortization expense on these intangible assets for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, was approximately $8.2 million, $5.7 million, and $2.0 million respectively. Future amortization expense on these intangible assets as of December 25, 2012 is estimated to be approximately: $9.0 million in fiscal 2013, $8.8 million in fiscal 2014, $8.6 million in fiscal 2015, $8.6 million in fiscal 2016, $8.5 million in fiscal 2017 and $44.6 million thereafter.

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 25, 2012	December 27, 2011
Unredeemed gift cards, net	$78,587	$58,321
Compensation and related employment taxes	58,751	41,491
Insurance	28,903	23,629
Capital expenditures	25,135	19,116
Taxes, other than income tax	18,224	18,512
Advertising	8,526	5,334
Fresh dough and other product operations	8,175	7,101
Rent	5,986	5,958
Loyalty program	4,667	5,916
Utilities	4,255	4,170
Deferred acquisition purchase price	4,111	2,565
Litigation settlements (Note 13)	3,729	5,000
Deferred revenue	2,775	2,236
Other	16,345	23,101
Total	$268,169	$222,450

11. Credit Facility
On November 30, 2012, the Company terminated the Amended and Restated Credit Agreement, dated March 7, 2008, by and among Bank of America, N.A., and other lenders party thereto, which the Company refers to as the Prior Credit Agreement. As of the date of termination, the Company had no loans outstanding and was in compliance with all covenants under the Prior Credit Agreement.
On November 30, 2012, the Company entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

provides that the Company may select the interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on the Company’s consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on the Company's consolidated leverage ratio). The Company also pays commitment fees for the unused portion of the credit facility on a quarterly basis equal to the Applicable Rate for commitment fees times the actual daily unused commitment for that calendar quarter. The Applicable Rate for commitment fees is between 0.10 percent and 0.25 percent based on the Company’s Consolidated Leverage Ratio.
The Credit Agreement includes usual and customary covenants for a credit facility of this type, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Credit Agreement also requires the Company satisfy two financial covenants at the end of each fiscal quarter for the previous four consecutive fiscal quarters: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. The credit facility, which is collateralized by the capital stock of the Company’s present and future material subsidiaries, will become due on November 30, 2017, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement.
The Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to the Company and Bank of America. The Company has not exercised these requests for increases in available borrowings as of December 25, 2012. The proceeds from the credit facility are expected to be used for general corporate purposes.
As of December 25, 2012 and December 27, 2011 the Company had no loans outstanding under the Credit Agreement or the Amended and Restated Credit Agreement, respectively. The Company incurred $0.4 million of commitment fees for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, respectively. As of December 25, 2012 and December 27, 2011, the Company was in compliance with all covenant requirements in the Credit Agreement and the Amended and Restated Credit Agreement, respectively, and accrued interest related to the commitment fees on the Credit Agreement and the Amended and Restated Credit Agreement was $0.1 million, respectively. Unamortized deferred financing costs were $1.1 million and $0.3 million as of December 25, 2012 and December 27, 2011, respectively.

12. Share Repurchase Authorization
On November 17, 2009, the Company's Board of Directors approved a three year share repurchase authorization of up to $600.0 million of the Company's Class A common stock, pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2012, the Company repurchased 34,600 shares under this share repurchase authorization at an average price of $144.24 per share for an aggregate purchase price of $5.0 million. During fiscal 2011, the Company repurchased 877,100 shares under this share repurchase authorization at an average price of $103.55 per share for an aggregate purchase price of $90.8 million. During fiscal 2010, the Company repurchased 1,905,540 shares under this share repurchase authorization at an average price of $78.72 per share for an aggregate purchase price of $150.0 million. On August 23, 2012, the Company's Board of Directors terminated this repurchase authorization. Prior to its termination, the Company had repurchased a total of 2,844,669 shares of its Class A common stock cumulatively under this share repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600.0 million of Class A common stock, pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. This repurchase authorization is reviewed quarterly by the Company's Board of Directors and may be modified, suspended, or discontinued at any time. As of December 25, 2012, under this repurchase authorization, the Company has repurchased 124,100 shares at a weighted-average price of $161.00 for an aggregate purchase price of approximately $20.0 million. There is approximately $580.0 million available under the existing $600.0 million repurchase authorization as of December 25, 2012.
In addition, the Company has repurchased shares of its Class A common stock through a share repurchase authorization approved by its Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. See Note 15 for further information with respect to the Company’s repurchase of the shares.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Commitments and Contingent Liabilities
Lease Commitments
The Company is obligated under operating leases for its bakery-cafes, fresh dough facilities and trucks, and support centers. Lease terms for its trucks are generally for five to seven years. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to 20 years. Lease terms generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy.
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 25, 2012, were as follows (in thousands):

Fiscal Years
2013	2014	2015	2016	2017	Thereafter	Total
$122,611	121,254	120,015	119,093	116,210	643,305	$1,242,488

Rental expense under operating leases was approximately $114.8 million, $100.6 million, and $87.4 million, in fiscal 2012, fiscal 2011, and fiscal 2010, respectively, which included contingent (i.e. percentage rent) expense of $2.0 million, $1.6 million, and $1.1 million, respectively.
In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 25, 2012 and December 27, 2011 was $9.2 million and $5.9 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in the third quarter of fiscal 2010, it simultaneously entered into a capital lease for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of the fiscal years ended December 25, 2012 and December 27, 2011, the Company held industrial revenue bonds and had recorded a capital lease of $1.5 million and $1.7 million in the Consolidated Balance Sheets, respectively.
During the fiscal year ended December 25, 2012, the Company completed sale-leaseback transactions of the leasehold improvements and land for two Company-owned bakery-cafes for cash proceeds of $4.5 million. The leases have been classified as either capital or operating leases, depending on the substance of the transaction, and have initial terms of 15 years, with renewal options of up to 15 years. The Company realized gains on these sales totaling $1.0 million, which have been deferred and are being recognized on a straight-line basis over the reasonably assured lease term for the leases.
Lease Guarantees
As of December 25, 2012, the Company guaranteed operating leases of 25 franchisee or affiliate bakery-cafes, which the Company accounted for in accordance with the accounting requirements for guarantees. These leases have terms expiring on various dates from January 31, 2013 to September 30, 2027 and have a potential amount of future rental payments of approximately $23.3 million as of December 25, 2012. The obligation from these leases will generally continue to decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable franchisees or affiliates continue to have primary liability for these operating leases. As of December 25, 2012, future commitments under these leases were as follows (in thousands):

Fiscal Years
2013	2014	2015	2016	2017	Thereafter	Total
$3,578	3,441	2,492	2,054	1,989	9,758	$23,312

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Commitments
The Company has executed confidential and proprietary information and non-competition agreements (“non-compete agreements”) with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the non-compete agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 25, 2012, the total amount potentially owed employees under these non-compete agreements was $16.7 million.
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
Legal Proceedings
On December 9, 2009, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of the Company.  The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions.  The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. At a hearing on December 21, 2012, the Court approved the terms and conditions of the settlement and the actual settlement payment amounts, except for plaintiffs' attorneys' fees and costs, which were approved by the Court on February 5, 2013. Based upon the Court approved amounts and the amount of attorneys' fees and costs sought by plaintiffs' counsel, the Company maintained a reserve of $3.7 million in accrued expenses in the Company's Consolidated Balance Sheets as of December 25, 2012.
On July 22, 2011, a purported class action lawsuit was filed against the Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of the Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees.  The lawsuit was filed in the California Superior Court, County of San Bernardino.  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court determines to be appropriate.  This matter against the Company's subsidiary was consolidated with the lawsuit described in the immediately preceding paragraph and is expected to be resolved under the Memorandum of Agreement described above.
On December 16, 2010, a purported class action lawsuit was filed against the Company and one of its subsidiaries by Denarius Lewis, Caroll Ruiz, and Corey Weiner, former employees of a subsidiary of the Company. The lawsuit was filed in the United States District Court for Middle District of Florida. The complaint alleged, among other things, violations of the Fair Labor Standards Act. The complaint sought, among other relief, collective, and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees and such other relief as the Court determines to be appropriate. On February 29, 2012, the parties agreed to settle this matter for an amount up to an aggregate of $1.5 million for settlement payments to purported class members, plaintiffs' attorneys' fees, and costs of administering the settlement. The agreement includes no admission of wrongdoing. The terms and conditions of the settlement were approved by the Court on June 26, 2012, and the matter was dismissed with prejudice. The settlement amount of $1.5 million was paid into a settlement fund on July 6, 2012.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Other
The Company is subject to on-going federal and state income tax audits and sales and use tax audits and any unfavorable rulings could materially and adversely affect its consolidated financial condition or results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.

14. Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
United States	$286,702	$221,906	$180,458
Canada	(3,706)	(2,003)	(296)
Income before income taxes	$282,996	$219,903	$180,162

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Current:
Federal	$72,434	$67,466	$64,471
State	15,955	15,705	8,919
Foreign	—	(571)	(167)
	88,389	82,600	73,223
Deferred:
Federal	16,640	1,084	(4,306)
State	3,603	267	(354)
Foreign	916	—	—
	21,159	1,351	(4,660)
Income taxes	$109,548	$83,951	$68,563
A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Statutory rate provision	35.0%	35.0%	35.0%
State income taxes	4.5	4.5	5.0
Other	(0.8)	(1.3)	(1.9)
Effective tax rate	38.7%	38.2%	38.1%

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 25, 2012	December 27, 2011
Deferred tax assets:
Accrued expenses	$78,198	$70,996
Stock-based compensation	3,002	3,204
Other	1,900	245
Less: valuation allowance	(1,761)	—
Total deferred tax assets	$81,339	$74,445
Deferred tax liabilities:
Property and equipment	$(88,590)	$(62,812)
Goodwill and other intangibles	(19,902)	(18,452)
Total deferred tax liabilities	$(108,492)	$(81,264)
Net deferred tax liability	$(27,153)	$(6,819)
Net deferred current tax asset	$33,502	$27,526
Net deferred non-current tax liability	$(60,655)	$(34,345)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $1.8 million as of December 25, 2012 is attributable to net operating loss carryforwards of the Company's Canadian operations which are not realizable on a more likely than not basis.

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the periods indicated (in thousands):

	December 25, 2012	December 27, 2011	December 28, 2010
Beginning balance	$3,544	$2,896	$3,357
Tax positions related to the current year:
Additions	530	526	477
Tax positions related to prior years:
Additions	217	264	724
Reductions	(341)	(142)	(700)
Settlements	(58)	—	(373)
Expiration of statutes of limitations	(841)	—	(589)
Ending balance	$3,051	$3,544	$2,896

As of December 25, 2012 and December 27, 2011, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $2.9 million and $3.4 million, net of federal tax benefits and applicable interest and penalties, respectively. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2008, as well as certain federal and state returns in 2002 thru 2008 may be subject to future examination by tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Comprehensive Income and were $0.2 million during fiscal 2012 and $0.3 million during fiscal 2011 and fiscal 2010, respectively. Accrued interest and penalties were $1.1 million and $1.3 million as of December 25, 2012 and December 27, 2011, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 25, 2012, the Company had reserved 2,423,889 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 25, 2012, 94.8 percent of the Class B common stock was owned by the Company’s Chairman of the Board and Co-Chief Executive Officer (“Chairman”). Certain holders of Class B common stock, including the Chairman, pursuant to stock subscription agreements, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal years 2012 and 2011.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 42,100 shares of Class A common stock at a weighted-average cost of $156.53 per share during fiscal 2012, 52,146 shares of Class A common stock at a weighted-average cost of $109.33 per share during fiscal 2011, and 44,002 shares of Class A common stock at a weighted-average cost of $77.99 per share during fiscal 2010, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2012, fiscal 2011, and fiscal 2010, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12 for further information with respect to the Company’s share repurchase authorizations.

16. Stock-Based Compensation
As of December 25, 2012, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).
2006 Stock Incentive Plan
In fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provided for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”), restricted stock, restricted stock units, and other stock-based awards. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares available to grant to 2,300,000. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman of the Board, President, and

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Co-Chief Executive Officers, to the Company’s Compensation and Management Development Committee (“the Compensation Committee”).
Long-Term Incentive Program
In fiscal 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Compensation Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant's level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant's level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Compensation Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Compensation Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Compensation Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2012, fiscal 2011 and fiscal 2010, compensation expense related to performance awards, restricted stock, and deferred annual bonus match was $16.2 million, $17.2 million, and $19.3 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings metrics. The performance awards are earned based on achievement of predetermined earnings performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 300 percent of the participant's salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Compensation Committee. For fiscal 2012, fiscal 2011, and fiscal 2010, compensation expense related to the performance awards was $6.3 million, $7.6 million, and $10.2 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 25, 2012, there was $30.4 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.3 years. For fiscal 2012, fiscal 2011, and fiscal 2010, restricted stock expense was $7.6 million, $7.7 million and $7.1 million, respectively. A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2010	566	$58.07
Granted	132	102.12
Vested	(157)	50.34
Forfeited	(39)	66.43
Non-vested at December 27, 2011	502	$71.47
Granted	91	155.15
Vested	(134)	57.97
Forfeited	(64)	74.38
Non-vested at December 25, 2012	395	$94.98

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus, which is paid three years after the date of the original bonus payment provided the participant is still employed by the Company. For fiscal 2012, fiscal 2011, and fiscal 2010, compensation expense related to deferred annual bonus match awards was $2.3 million, $1.9 million, and $2.0 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest 25 percent after two years and thereafter 25 percent each year for the next three years and have a six-year term. As of December 25, 2012, the total unrecognized compensation cost related to non-vested options was $0.1 million, which is net of a less than $0.1 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 0.7 years. The Company uses historical data to estimate pre-vesting forfeiture rates. Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Charged to general and administrative expenses (1)	$421	$1,122	$1,510
Income tax benefit	(163)	(428)	(575)
Total stock-based compensation expense, net of tax	$258	$694	$935
Effect on basic earnings per share	0.01	0.02	0.03
Effect on diluted earnings per share	0.01	0.02	0.03

(1)
Net of less than $0.1 million, less than $0.1 million, and less than $0.1 million of capitalized compensation cost related to the acquisition, development, design, and construction of new bakery-cafe locations and fresh dough facilities for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2012, fiscal 2011, and fiscal 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 29, 2009	814	$44.04
Granted	4	67.94
Exercised	(598)	42.68		$20,867
Cancelled	(4)	49.63
Outstanding at December 28, 2010	216	$48.17
Granted	4	103.64
Exercised	(65)	49.37		4,703
Cancelled	(6)	49.14
Outstanding at December 27, 2011	149	$48.98
Granted	3	139.17
Exercised	(96)	46.60		10,335
Cancelled	(9)	45.97
Outstanding at December 25, 2012	46	$59.94	2.0	4,507
Exercisable at December 25, 2012	35	$63.18	2.1	$3,350

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2012 of $158.34 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2012, fiscal 2011, and fiscal 2010 was $4.5 million, $3.2 million, and $25.6 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2012, fiscal 2011, and fiscal 2010 were $8.6 million, $5.0 million, and $3.6 million, respectively, and were included as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes information about stock options outstanding at December 25, 2012:

			Stock Options Outstanding			Stock Options Exercisable
			Number Outstanding	Weighted Average Contractual Term Remaining	Weighted Average	Number Exercisable	Weighted Average
Range of Exercise Price			(in thousands)	(Years)	Exercise Price	(in thousands)	Exercise Price
$36.57	-	$40.35	2	1.2	$40.35	1	$40.35
$40.36	-	$44.41	11	0.9	43.09	10	43.00
$44.42	-	$48.02	—	0.0	—	—	—
$48.03	-	$52.24	22	1.7	51.16	13	51.38
$52.25	-	$60.07	1	0.2	60.07	1	60.07
$60.08	-	$72.58	4	3.0	67.94	4	67.94
$72.59	and	above	6	4.4	118.79	6	118.79
			46	2.0	$59.94	35	$63.18

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs vest ratably over a four-year period beginning two years from the date of grant and have a six-year term. As of December 25, 2012, the total unrecognized compensation cost related to non-vested SSARs was $0.4 million,

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

which is net of a less than $0.1 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 3.3 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2012, 2011, and 2010, stock-based compensation expense related to SSARs was $0.1 million, $0.1 million, and less than $0.1 million, respectively, and was charged to general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2012, fiscal 2010, and fiscal 2009:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 29, 2009	22	$55.20
Granted	8	75.80
Converted	—	—
Cancelled	—	—
Outstanding at December 28, 2010	30	$60.90	4.9	$1,244
Granted	8	100.46
Converted	(2)	55.20
Cancelled	(6)	59.18
Outstanding at December 27, 2011	30	$72.68	4.4	$2,064
Granted	4	152.92
Converted	(3)	57.00
Cancelled	(11)	76.51
Outstanding at December 25, 2012	20	$89.70	3.9	$1,355
Convertible at December 25, 2012	3	$59.52	2.8	$309

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2012 of $158.34 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 25, 2012 have a conversion price ranging from $55.20 to $163.85 and are expected to be recognized over a weighted-average period of approximately 3.9 years.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Fair value per option awards	$53.18	$37.46	$27.97
Assumptions:
Expected term (years)	5	5	5
Expected volatility	40.3%	40.3%	41.0%
Risk-free interest rate	0.8%	1.3%	1.8%
Dividend yield	0.0%	0.0%	0.0%

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
1992 Employee Stock Purchase Plan
The Company adopted the 1992 Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 19,000, 21,000, and 28,000 shares purchased with a weighted-average fair value of purchase rights of $22.68, $16.97, and $11.41 during fiscal 2012, fiscal 2011, and fiscal 2010, respectively. For fiscal 2012, fiscal 2011, and fiscal 2010, the Company recognized expense of approximately $0.5 million, $0.4 million, and $0.3 million in each of the respective years related to stock purchase plan discounts. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares authorized for issuance to 925,000. Cumulatively, there were approximately 858,000 shares issued under this plan as of December 25, 2012, 839,000 shares issued under this plan as of December 27, 2011, and 818,000 shares issued under this plan as of December 28, 2010.

17. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first 3 percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after 5 years. The Company contributed $1.8 million, $1.6 million, and $1.4 million to the Plan in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Revenues:
Company bakery-cafe operations	$1,879,280	$1,592,951	$1,321,162
Franchise operations	102,076	92,793	86,195
Fresh dough and other product operations	312,308	275,096	252,045
Intercompany sales eliminations	(163,607)	(138,808)	(116,913)
Total revenues	$2,130,057	$1,822,032	$1,542,489
Segment profit:
Company bakery-cafe operations	$380,432	$307,012	$249,177
Franchise operations	95,420	86,148	80,397
Fresh dough and other product operations	17,695	20,021	24,146
Total segment profit	$493,547	$413,181	$353,720

Depreciation and amortization	90,939	79,899	68,673
Unallocated general and administrative expenses	111,276	106,438	95,696
Pre-opening expenses	8,462	6,585	4,282
Interest expense	1,082	822	675
Other (income) expense, net	(1,208)	(466)	4,232
Income before income taxes	$282,996	$219,903	$180,162
Depreciation and amortization:
Company bakery-cafe operations	$78,198	$68,651	$57,031
Fresh dough and other product operations	6,793	6,777	7,495
Corporate administration	5,948	4,471	4,147
Total depreciation and amortization	$90,939	$79,899	$68,673
Capital expenditures:
Company bakery-cafe operations	$122,868	$94,873	$66,961
Fresh dough and other product operations	13,434	6,483	6,452
Corporate administration	16,026	6,576	8,813
Total capital expenditures	$152,328	$107,932	$82,226

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 25, 2012	December 27, 2011
Segment assets:
Company bakery-cafe operations	$807,681	$682,246
Franchise operations	10,285	7,502
Fresh dough and other product operations	60,069	47,710
Total segment assets	$878,035	$737,458

Unallocated cash	297,327	222,826
Unallocated trade and other accounts receivable	1,592	3,359
Unallocated property and equipment	30,161	21,565
Unallocated deposits and other	5,054	4,234
Other unallocated assets	55,994	37,880
Total assets	$1,268,163	$1,027,322

“Unallocated cash” relates primarily to corporate cash, “unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to deferred income taxes.

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$173,448	$135,952	$111,866

Weighted average number of shares outstanding — basic	29,217	29,601	30,614
Effect of dilutive stock-based employee compensation awards	238	302	308
Weighted average number of shares outstanding — diluted	29,455	29,903	30,922
Earnings per common share attributable to Panera Bread Company:
Basic	$5.94	$4.59	$3.65
Diluted	$5.89	$4.55	$3.62

For each of the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded the average market price of the common shares and their inclusion would have been anti-dilutive.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the periods indicated (in thousands):

	For the fiscal year ended
	December 25, 2012	December 27, 2011	December 28, 2010
Cash paid during the year for (in thousands):
Interest	$370	$390	$379
Income taxes	90,054	80,572	68,263
Non-cash investing and financing activities (in thousands):
Change in accrued property and equipment purchases	$6,019	$6,060	$6,547
Accrued purchase price of noncontrolling interest	—	—	764
Accrued purchase price of New Jersey acquisition	—	—	2,755
Accrued purchase price of Milwaukee acquisition	—	2,055	—
Accrued purchase price of Indiana acquisition	—	510	—
Accrued purchase price of North Carolina acquisition	3,601	—	—
Canadian note receivable	—	—	3,333
Investment in municipal industrial revenue bonds	(186)	156	1,517
Asset retirement obligations	2,855	474	554
Capital lease obligations	3,481	—	—

21. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2012 - quarters ended (1)
	March 27	June 26	September 25	December 25
Revenues	$498,579	$530,591	$529,338	$571,549
Operating profit	67,356	72,203	59,999	83,312
Net income	41,184	44,137	36,515	51,612
Earnings per common share:
Basic	$1.41	$1.51	$1.25	$1.77
Diluted	$1.40	$1.50	$1.24	$1.75

	Fiscal 2011 - quarters ended (1)
	March 29	June 28	September 27	December 27
Revenues	$422,100	$451,080	$453,087	$495,765
Operating profit	52,974	57,132	47,607	62,546
Net income	32,774	35,710	28,848	38,620
Earnings per common share:
Basic	$1.10	$1.20	$0.98	$1.33
Diluted	$1.09	$1.18	$0.97	$1.31

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.
The fourth quarter of fiscal 2011 results includes the impact of a $5.0 million charge, or $0.11 per diluted share, related to a class action lawsuit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 25, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 25, 2012, the Company’s Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 25, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 25, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) All Financial Statements:
Consolidated financial statements filed as part of this report are listed under Item 8: "Financial Statements and Supplementary Data".

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Self-insurance reserves:
Fiscal year ended December 28, 2010	$15,934	$35,622	$(31,344)	$20,212
Fiscal year ended December 27, 2011	$20,212	$35,944	$(32,527)	$23,629
Fiscal year ended December 25, 2012	$23,629	$41,807	$(36,533)	$28,903
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ WILLIAM W. MORETON
William W. Moreton President, Co-Chief Executive Officer

Date: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Co-Chief Executive Officer	February 15, 2013
Ronald M. Shaich	(Principal Executive Officer)

/s/ WILLIAM W. MORETON	President, Co-Chief Executive Officer, Director	February 15, 2013
William W. Moreton	(Principal Executive Officer)

/s/ THOMAS P. KELLY	Interim Chief Financial Officer	February 15, 2013
Thomas P. Kelly	(Principal Financial Officer)

/s/ MARK D. WOOLDRIDGE	VP of Accounting, Associate Controller, Chief Accounting Officer	February 15, 2013
Mark D. Wooldridge	(Principal Accounting Officer)

/s/ DOMENIC COLASACCO	Director	February 15, 2013
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 15, 2013
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 15, 2013
Larry J. Franklin

/s/ THOMAS E. LYNCH	Director	February 15, 2013
Thomas E. Lynch

/s/ DIANE HESSAN	Director	February 15, 2013
Diane Hessan

EXHIBIT INDEX

Exhibit Number	Description
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

3.2
Second Amended and Restated Bylaws of the Registrant, as amended through March 9, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on March 15, 2012 and incorporated herein by reference).

10.1
1992 Employee Stock Purchase Plan, as amended (filed as Exhibit B to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference).†

10.2
Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3
1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4
2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5
Amended and Restated 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.6
2006 Stock Incentive Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference). †

10.7
Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.8
Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference). †

10.10
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference). †

10.11
Form of Stock Settled Appreciation Rights Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference). †

10.12
Employment Letter between the Registrant and Michael Kupstas (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 1999 (File No. 0-19253), as filed with the Commission on April 10, 2000 and incorporated herein by reference).†

10.13
Employment Letter between the Registrant and Mark Borland (filed as Exhibit 10.6.17 to the Registrant’s
Quarterly Report on Form 10-Q for the period ended October 5, 2002 (File No. 0-19253), as filed with the
Commission on November 18, 2002 and incorporated herein by reference).†

10.14
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

Exhibit Number	Description

10.15
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).†

10.16
Amended and Restated Credit Agreement, dated as of March 7, 2008, among Panera Bread Company, Bank of America, N.A., other Lenders party thereto, Banc of America Securities LLC and Wells Fargo Bank, N.A.
(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the
Commission on March 13, 2008 and incorporated herein by reference).

10.17
Severance Agreement dated as of May 13, 2010 by and between Panera Bread Company and Ronald M. Shaich (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.18
Credit Agreement dated as of November 30, 2012 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 4, 2012 and incorporated herein by reference).

10.19*	Office lease, dated September 20, 2010, by and between Duke Reality Limited Partnership, d/b/a Duke Realty of Indiana Limited Partnership, and Panera, LLC.

10.20*	Amendment No. 1, dated December 27, 2012, to Office lease, dated September 20, 2010, by and between Duke Realty Limited Partnership, d/b/a Duke Realty of Indiana Limited Partnership, and Panera, LLC.

21*	Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer.

31.2*	Certification by Chief Executive Officer.

31.3*	Certification by Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.