Form 10-Q
period 2013-03-26
PANERA BREAD CO
filed 2013-04-24
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2013

or

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

As of April 23, 2013, the registrant had 28,104,346 shares of Class A Common Stock ($.0001 par value per share) and 1,383,687 shares of Class B Common Stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	March 26, 2013	December 25, 2012
ASSETS
Current assets:
Cash and cash equivalents	$323,316	$297,141
Trade accounts receivable, net	34,912	43,843
Other accounts receivable	33,748	42,419
Inventories	18,277	19,714
Prepaid expenses and other	39,201	42,223
Deferred income taxes	29,693	33,502
Total current assets	479,147	478,842
Property and equipment, net	585,150	571,754
Other assets:
Goodwill	121,839	121,903
Other intangible assets, net	85,853	88,073
Deposits and other	7,442	7,591
Total other assets	215,134	217,567
Total assets	$1,279,431	$1,268,163
LIABILITIES
Current liabilities:
Accounts payable	$11,667	$9,371
Accrued expenses	243,345	268,169
Total current liabilities	255,012	277,540
Deferred rent	60,832	59,822
Deferred income taxes	68,512	60,655
Other long-term liabilities	41,904	48,227
Total liabilities	426,260	446,244
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,466,058 issued and 28,091,837 outstanding at March 26, 2013; and 30,458,238 issued and 28,208,684 outstanding at December 25, 2012	3	3
Class B, 10,000,000 shares authorized; 1,383,687 issued and outstanding at March 26, 2013 and December 25, 2012	—	—
Treasury stock, carried at cost; 2,374,221 shares at March 26, 2013 and 2,249,554 shares at December 25, 2012	(227,465)	(207,161)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at March 26, 2013 and December 25, 2012	—	—
Additional paid-in capital	178,495	174,690
Accumulated other comprehensive income	306	672
Retained earnings	901,832	853,715
Total stockholders’ equity	853,171	821,919
Total liabilities and stockholders’ equity	$1,279,431	$1,268,163

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Revenues:
Bakery-cafe sales, net	$497,519	$439,215
Franchise royalties and fees	26,577	24,822
Fresh dough and other product sales to franchisees	37,683	34,542
Total revenues	561,779	498,579
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	146,417	129,028
Labor	148,598	133,827
Occupancy	36,153	31,108
Other operating expenses	67,945	57,516
Total bakery-cafe expenses	399,113	351,479
Fresh dough and other product cost of sales to franchisees	32,598	30,145
Depreciation and amortization	24,365	21,321
General and administrative expenses	28,307	26,667
Pre-opening expenses	1,091	1,611
Total costs and expenses	485,474	431,223
Operating profit	76,305	67,356
Interest expense	302	210
Other (income) expense, net	(2,420)	438
Income before income taxes	78,423	66,708
Income taxes	30,306	25,524
Net income	$48,117	$41,184

Earnings per common share:
Basic	$1.65	$1.41
Diluted	$1.64	$1.40

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,150	29,183
Diluted	29,326	29,458

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(366)	$(28)
Other comprehensive loss	$(366)	$(28)
Comprehensive income	$47,751	$41,156

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Cash flows from operations:
Net income	$48,117	$41,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,365	21,321
Stock-based compensation expense	2,728	2,402
Tax benefit from exercise of stock options	(224)	(1,869)
Deferred income taxes	11,666	1,426
Other	413	(1,896)
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	17,597	22,007
Inventories	1,437	983
Prepaid expenses and other	3,022	2,313
Deposits and other	149	22
Accounts payable	2,296	(6,603)
Accrued expenses	(24,725)	(5,855)
Deferred rent	1,010	758
Other long-term liabilities	(6,418)	(3,809)
Net cash provided by operating activities	81,433	72,384
Cash flows from investing activities:
Additions to property and equipment	(36,031)	(30,119)
Acquisitions, net of cash acquired	—	(48,150)
Net cash used in investing activities	(36,031)	(78,269)
Cash flows from financing activities:
Repurchase of common stock	(20,304)	(253)
Exercise of employee stock options	80	2,470
Tax benefit from exercise of stock options	224	1,869
Proceeds from issuance of common stock under employee benefit plans	773	598
Net cash (used in) provided by financing activities	(19,227)	4,684
Net increase (decrease) in cash and cash equivalents	26,175	(1,201)
Cash and cash equivalents at beginning of period	297,141	222,640
Cash and cash equivalents at end of period	$323,316	$221,439

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 25, 2012 ("fiscal 2012"). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2012, as filed with the SEC on February 15, 2013. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 25, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The requirements of ASU 2013-02 were adopted in the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

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

The following supplemental pro forma information is presented for comparative purposes and is not indicative of what would have occurred had the acquisition been made on December 28, 2011, nor is it indicative of any future results (in thousands):

Pro Forma for the 13 Weeks Ended
March 27, 2012
Bakery-cafe sales, net	$448,849
Net income	41,501

The pro forma amounts included in the table above reflect the application of the Company’s accounting policies and adjustment of the results of the Raleigh-Durham, North Carolina bakery-cafes to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from December 28, 2011, together with the consequential tax impacts.

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

Note 3. Fair Value Measurements

The Company’s $275.5 million and $99.4 million in cash equivalents at March 26, 2013 and December 25, 2012, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 26, 2013	December 25, 2012
Food:
Fresh dough facilities:
Raw materials	$2,793	$3,418
Finished goods	339	420
Bakery-cafes:
Raw materials	12,075	12,727
Paper goods	3,070	3,149
Total	$18,277	$19,714

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at March 26, 2013 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903
Currency translation	(69)	—	—	(69)
Other	5	—	—	5
Balance as of March 26, 2013	$118,210	$1,934	$1,695	$121,839

The Company recorded a measurement period adjustment of less than $0.1 million involving the North Carolina franchise acquisition during the thirteen weeks ended March 26, 2013.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 26, 2013	December 25, 2012
Unredeemed gift cards, net	$60,748	$78,587
Compensation and related employment taxes	50,688	58,751
Insurance	28,747	28,903
Capital expenditures	25,260	25,135
Taxes, other than income taxes	16,043	18,224
Advertising	15,492	8,526
Fresh dough and other product operations	6,762	8,175
Rent	6,196	5,986
Loyalty program	4,836	4,667
Utilities	4,421	4,255
Deferred acquisition purchase price	4,111	4,111
Litigation settlements (Note 8)	3,729	3,729
Deferred revenue	1,472	2,775
Other	14,840	16,345
Total	$243,345	$268,169

Note 7. Credit Facility

On November 30, 2012, the Company terminated the Amended and Restated Credit Agreement, dated March 7, 2008, by and among Bank of America, N.A., and other lenders party thereto, which the Company refers to as the Prior Credit Agreement. As of the date of termination, the Company had no loans outstanding and was in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, the Company entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million to be used for general corporate purposes. The Credit Agreement, which is guaranteed by certain of the Company’s direct and indirect subsidiaries, will become due on November 30, 2017, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement.

As of March 26, 2013 and December 25, 2012, the Company had no loans outstanding under the Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended March 26, 2013 and March 27, 2012, respectively. Accrued interest related to the commitment fees was $0.1 million at both March 26, 2013 and December 25, 2012. As of March 26, 2013 and December 25, 2012, the Company was in compliance with all covenants under the Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of March 26, 2013, the Company guaranteed operating leases of 25 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sale of bakery-cafes to franchisees and affiliates where the Company has exercised its right to assign the lease or sublease the bakery-cafe and remains liable to the landlord for the remaining lease term in the event of a default by the franchisee or affiliate. These leases have terms expiring on various dates from April 30, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $22.4 million as of March 26, 2013. The obligations under these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such franchisee’s or affiliate's performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable franchisees or affiliates continue to have primary liability for these operating leases.

Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of the Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. On December 21, 2012, the Court approved the terms and conditions of the settlement and the actual settlement payment amounts, and on February 5, 2013, the Court approved plaintiffs' attorneys' fees and costs. The Company maintained a reserve of $3.7 million in accrued expenses in the Company's Consolidated Balance Sheets as of March 26, 2013 and December 25, 2012.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of the Company's franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court determines to be appropriate. This matter, as it relates to the subsidiary, was consolidated with the lawsuit described in the immediately preceding paragraph and was resolved under the Memorandum of Agreement described above.

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

Other

The Company is subject to on-going federal and state income tax audits and sales and use tax audits. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these audits, or one or more audits under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Revenues:
Company bakery-cafe operations	$497,519	$439,215
Franchise operations	26,577	24,822
Fresh dough and other product operations	79,989	71,343
Intercompany sales eliminations	(42,306)	(36,801)
Total revenues	$561,779	$498,579
Segment profit:
Company bakery-cafe operations	$98,406	$87,736
Franchise operations	25,058	22,801
Fresh dough and other product operations	5,085	4,397
Total segment profit	$128,549	$114,934

Depreciation and amortization	$24,365	$21,321
Unallocated general and administrative expenses	26,788	24,646
Pre-opening expenses	1,091	1,611
Interest expense	302	210
Other (income) expense, net	(2,420)	438
Income before income taxes	$78,423	$66,708
Depreciation and amortization:
Company bakery-cafe operations	$21,005	$18,500
Fresh dough and other product operations	2,014	1,649
Corporate administration	1,346	1,172
Total depreciation and amortization	$24,365	$21,321
Capital expenditures:
Company bakery-cafe operations	$28,759	$24,921
Fresh dough and other product operations	2,190	1,917
Corporate administration	5,082	3,281
Total capital expenditures	$36,031	$30,119

	March 26, 2013	December 25, 2012
Segment assets:
Company bakery-cafe operations	$789,599	$807,681
Franchise operations	10,013	10,285
Fresh dough and other product operations	59,634	60,069
Total segment assets	$859,246	$878,035

Unallocated cash and cash equivalents	323,316	297,141
Unallocated trade and other accounts receivable	1,598	1,592
Unallocated property and equipment	33,616	30,161
Unallocated deposits and other	4,943	5,054
Other unallocated assets	56,712	56,180
Total assets	$1,279,431	$1,268,163

“Unallocated cash and cash equivalents” relates primarily to corporate cash and cash equivalents, “unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to deferred income taxes.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Amounts used for basic and diluted per share calculations:
Net income	$48,117	$41,184

Weighted average number of shares outstanding — basic	29,150	29,183
Effect of dilutive stock-based employee compensation awards	176	275
Weighted average number of shares outstanding — diluted	29,326	29,458

Earnings per common share:
Basic	$1.65	$1.41
Diluted	$1.64	$1.40

For the thirteen weeks ended March 26, 2013 and March 27, 2012, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, and objectives contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 25, 2012 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on sales only from our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks after opening, after which customers “settle-in” to normal usage patterns from initial trial of the location. On average, average weekly net sales during the “settle-in” period is 5 percent to 10 percent less than the average weekly net sales during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” period, the number of bakery-cafes in the “settle-in” period, and the number of bakery-cafes in the comparable bakery-cafe base.

Executive Summary of Results

For the thirteen weeks ended March 26, 2013, we earned $1.64 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.3 percent compared to the thirteen weeks ended March 27, 2012 (growth of 3.3 percent for both Company-owned and franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.1 percent to $46,968 ($47,144 for Company-owned bakery-cafes and $46,800 for franchise-operated bakery-cafes); 22 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed.

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

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Revenues:
Bakery-cafe sales, net	88.6%	88.1%
Franchise royalties and fees	4.7	5.0
Fresh dough and other product sales to franchisees	6.7	6.9
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.4%	29.4%
Labor	29.9	30.5
Occupancy	7.3	7.1
Other operating expenses	13.7	13.1
Total bakery-cafe expenses	80.2	80.0
Fresh dough and other product cost of sales to franchisees (2)	86.5	87.3
Depreciation and amortization	4.3	4.3
General and administrative expenses	5.0	5.3
Pre-opening expenses	0.2	0.3
Total costs and expenses	86.4	86.5
Operating profit	13.6	13.5
Interest expense	0.1	—
Other (income) expense, net	(0.4)	0.1
Income before income taxes	14.0	13.4
Income taxes	5.4	5.1
Net income	8.6	8.3
Other comprehensive loss	(0.1)	—
Comprehensive income	8.5%	8.3%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Number of bakery-cafes:
Company-owned:
Beginning of period	809	740
Bakery-cafes opened	10	7
Bakery-cafes closed	(1)	(1)
End of period	818	746
Franchise-operated:
Beginning of period	843	801
Bakery-cafes opened	12	15
End of period	855	816
System-wide:
Beginning of period	1,652	1,541
Bakery-cafes opened	22	22
Bakery-cafes closed	(1)	(1)
End of period	1,673	1,562

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Company-owned	3.3%	7.5%
Franchise-operated	3.3%	5.2%
System-wide	3.3%	6.3%

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Price	2.3%	3.5%
Mix	3.4%	1.9%
Average check	5.7%	5.4%

Transactions	(2.4)%	2.1%
Company-owned comparable net bakery-cafe sales growth	3.3%	7.5%

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Bakery-cafe sales, net	$497,519	$439,215	13.3%
Franchise royalties and fees	26,577	24,822	7.1%
Fresh dough and other product sales to franchisees	37,683	34,542	9.1%
Total revenues	$561,779	$498,579	12.7%

System-wide average weekly net sales	$46,968	$45,576	3.1%

The growth in total revenues for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily due to the opening of 123 new bakery-cafes system-wide since March 27, 2012 and the 3.3 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended March 26, 2013.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Bakery-cafe sales, net	$497,519	$439,215	13.3%
As a percentage of total revenues	88.6%	88.1%

Company-owned average weekly net sales	$47,144	$45,426	3.8%
Company-owned number of operating weeks	10,553	9,669	9.1%

The increase in net bakery-cafe sales for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily due to the opening of 62 new Company-owned bakery-cafes and our acquisition of 16 franchise-operated bakery-cafes since March 27, 2012, and the 3.3 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended March 26, 2013, partially offset by the closure of six Company-owned bakery-cafes since March 27, 2012. The increase in average weekly net sales for Company-owned bakery-cafes for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily due to average check growth that resulted from retail price increases and our category management initiatives, partially offset by a decline in transactions.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Franchise royalties	$26,202	$24,322	7.7%
Franchise fees	375	500	(25.0)%
Total	$26,577	$24,822	7.1%
As a percentage of total revenues	4.7%	5.0%

Franchise-operated average weekly net sales	$46,800	$45,714	2.4%
Franchise-operated number of operating weeks	11,023	10,500	5.0%

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily due to the opening of 61 franchise-operated bakery-cafes since March 27, 2012 and the 3.3 percent increase in comparable franchise-operated net bakery-cafe sales for the thirteen weeks ended March 26, 2013, partially offset by our acquisition of 16 franchise-operated bakery-cafes and the closure of six franchise-operated bakery cafes since March 27, 2012.

As of March 26, 2013, we had 855 franchise-operated bakery-cafes open and we had received commitments to open 150 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Fresh dough and other product sales to franchisees	$37,683	$34,542	9.1%
As a percentage of total revenues	6.7%	6.9%

The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 26, 2013 was primarily due to the 3.3 percent increase in franchise-operated comparable net bakery-cafe sales and opening of 61 franchise-operated bakery-cafes since March 27, 2012, partially offset by our acquisition of 16 franchise-operated bakery-cafes and the closure of six franchise-operated bakery-cafes since March 27, 2012.

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Cost of food and paper products	$146,417	$129,028	13.5%
As a percentage of bakery-cafe sales, net	29.4%	29.4%

Cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 26, 2013 remained consistent compared to the same period in fiscal 2012 as food cost inflation was offset by retail price increases. In addition, for the thirteen weeks ended March 26, 2013, there was an average of 72 bakery-cafes per fresh dough facility compared to an average of 67 for the thirteen weeks ended March 27, 2012, respectively.

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Labor expense	$148,598	$133,827	11.0%
As a percentage of bakery-cafe sales, net	29.9%	30.5%

The decrease in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, wage discipline, and lower incentive compensation.

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Occupancy cost	$36,153	$31,108	16.2%
As a percentage of bakery-cafe sales, net	7.3%	7.1%

The increase in occupancy cost as a percentage of net bakery-cafe sales for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily a result of higher average occupancy costs in new bakery-cafes, partially offset by improved leverage from higher comparable net bakery-cafe sales.

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Other operating expenses	$67,945	$57,516	18.1%
As a percentage of bakery-cafe sales, net	13.7%	13.1%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily a result of increased marketing expense and higher repair and maintenance expenses, partially offset by improved leverage from higher comparable net bakery-cafe sales.

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Fresh dough and other product cost of sales to franchisees	$32,598	$30,145	8.1%
As a percentage of fresh dough and other product sales to franchisees	86.5%	87.3%

The decrease in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from higher comparable net bakery-cafe sales.

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
General and administrative expenses	$28,307	$26,667	6.1%
As a percentage of total revenues	5.0%	5.3%

The decrease in general and administrative expenses as a percent of total revenues for the thirteen weeks ended March 26, 2013 compared to the same period in fiscal 2012 was primarily due to improved leverage from new bakery-cafes and improved leverage from higher comparable net bakery-cafe sales.

Other (income) expense, net

Other (income) expense, net was $2.4 million of income, or 0.4 percent of total revenues, for the thirteen weeks ended March 26, 2013 compared to $0.4 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended March 27, 2012. Other (income) expense, net for the thirteen weeks ended March 26, 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and tax matters. Other (income) expense, net for the thirteen weeks ended March 27, 2012 was comprised of immaterial items.

Income Taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 26, 2013	March 27, 2012	Change
Income taxes	$30,306	$25,524	18.7%
Effective tax rate	38.6%	38.3%

The increase in the effective tax rate for the thirteen weeks ended March 26, 2013 was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements.

Liquidity and Capital Resources

Cash and cash equivalents were $323.3 million at March 26, 2013 compared with $297.1 million at December 25, 2012. This increase was primarily a result of $81.4 million of cash generated from operations, partially offset by $36.0 million used for capital expenditures and $19.2 million of cash used for financing activities during the thirteen weeks ended March 26, 2013. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $224.1 million at March 26, 2013 compared to $201.3 million at December 25, 2012. The increase resulted primarily from an increase in cash of $26.2 million, a decrease of $24.8 million in accrued expenses, partially offset by a decrease in trade and other accounts receivable of $17.6 million, a decrease in deferred income taxes of $3.8 million, a decrease in prepaid expenses and other of $3.0 million, a increase in accounts payable of $2.3 million, and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
Cash provided by (used in):
Operating activities	$81,433	$72,384
Investing activities	(36,031)	(78,269)
Financing activities	(19,227)	4,684
Net increase (decrease) in cash and cash equivalents	$26,175	$(1,201)

Operating Activities

Cash flows provided by operating activities for the thirteen weeks ended March 26, 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, the tax benefit from exercise of stock options, and increases in the net deferred income tax liability, deferred rent, and accounts payable, and decreases in trade and other accounts receivable, prepaid expenses, and inventories, partially offset by decreases in accrued expenses and other long-term liabilities, and other immaterial items. Cash flows provided by operating activities for the thirteen weeks ended March 27, 2012 primarily resulted from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, the tax benefit from exercise of stock options, and increases in the net deferred income tax liability, and a decrease in trade and other accounts receivable, partially offset by decreases in accrued expenses, accounts payable, other long-term liabilities, and other immaterial items.

Investing Activities

Investing activities for the thirteen weeks ended March 26, 2013 included additions to property and equipment of $36.0 million. Investing activities for the thirteen weeks ended March 27, 2012 included additions to property and equipment of $30.1 million and prepaid acquisition consideration of $48.2 million.

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

	For the 13 Weeks Ended
	March 26, 2013	March 27, 2012
New bakery-cafe and fresh dough facilities	$16,856	$16,664
Bakery-cafe and fresh dough facility improvements	8,963	8,329
Other capital needs	10,212	5,126
Total	$36,031	$30,119

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities and maintenance and remodel expenditures, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We continue to anticipate $175 million to $200 million of capital expenditures in fiscal 2013.

Financing Activities

Financing activities for the thirteen weeks ended March 26, 2013 included $20.3 million used to repurchase shares of our Class A common stock, partially offset by $0.8 million received from the issuance of common stock, $0.2 million received from the tax benefit from exercise of stock options, and $0.1 million received from the exercise of employee stock options. Financing activities for the thirteen weeks ended March 27, 2012 included $2.5 million received from the exercise of employee stock options, $1.9 million received from the tax benefit from exercise of stock options, and $0.6 million received from the issuance of common stock, partially offset by $0.3 million used to repurchase shares of our Class A common stock.

Share Repurchases
On November 17, 2009, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During the thirteen weeks ended March 27, 2012, we did not repurchase any shares under this share repurchase authorization. On August 23, 2012, our Board terminated this repurchase authorization and approved a new three year share repurchase authorization of up to $600.0 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. During the thirteen weeks ended March 26, 2013, we repurchased 122,700 shares under this share repurchase authorization at an average price of $162.84 per share for an aggregate purchase price of approximately $20.0 million. As of March 26, 2013, under this repurchase authorization, we had repurchased a total of 246,800 shares of our Class A common stock at a weighted-average price of $161.92 per share for an aggregate purchase price of approximately $40.0 million. We have approximately $560.0 million available under the existing $600.0 million million repurchase authorization.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirteen weeks ended March 26, 2013, we repurchased 1,967 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $163.64 per share for an aggregate purchase price of $0.3 million. During the thirteen weeks ended March 27, 2012, we repurchased 1,601 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $158.54 per share for an aggregate purchase price of $0.3 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On November 30, 2012, we terminated our Amended and Restated Credit Agreement, dated March 7, 2008, by and among Bank of America, N.A., and other lenders party thereto, which we refer to as the Prior Credit Agreement. As of the date of termination, we had no loans outstanding under the Prior Credit Agreement and we were in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, we entered into a new credit agreement, which we refer to as the Credit Agreement, by and among us, Bank of America, N.A., and the other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charges coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes. As of March 26, 2013 and December 25, 2012, we had no balance outstanding under the Credit Agreement. As of March 26, 2013, we were in compliance with all covenants under the Credit Agreement.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and the impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 25, 2012.

Contractual Obligations and Other Commitments

We continue to anticipate $175 million to $200 million of capital expenditures in fiscal 2013. We expect to fund our capital expenditures principally through internally generated cash flow and available borrowings under our existing credit facility, if needed.

In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts or changes in external indices, scheduled rent increases during the lease terms, and / or rental payments commencing at a date other than the date of initial occupancy.

Off-Balance Sheet Arrangements
As of March 26, 2013, we guaranteed operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These guarantees are primarily a result of the sale of bakery-cafes to franchisees and affiliates where we have exercised our right to assign the lease or sublease the bakery-cafe and remain liable to the landlord for the remaining lease term in the event of a default by the franchisee or affiliate. These leases have terms expiring on various dates from April 30, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $22.4 million as of March 26, 2013. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such franchisee’s or affiliate's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. The applicable franchisees or affiliates continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The requirements of ASU 2013-02 were adopted in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2013. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 26, 2013, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 26, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. On December 21, 2012, the Court approved the terms and conditions of the settlement and the actual settlement payment amounts and on February 5, 2013, the Court approved plaintiffs' attorneys' fees and costs. We maintained a reserve of $3.7 million in accrued expenses in our Consolidated Balance Sheets as of March 26, 2013 and December 25, 2012.

On July 22, 2011, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by David Carter, a former employee of a subsidiary of Panera Bread Company, and Nikole Benavides, a purported former employee of one of our franchisees. The lawsuit was filed in the California Superior Court, County of San Bernardino. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California's Business and Professions Code. The complaint sought, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys' fees, and such other relief as the Court determines to be appropriate. This matter, as it relates to the subsidiary, was consolidated with the lawsuit described in the immediately preceding paragraph and was resolved under the Memorandum of Agreement described above.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, as filed with the SEC on February 15, 2013, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 26, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 26, 2013, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 26, 2012 - January 22, 2013	369	(1)	$163.85	—	$580,019,537
January 23, 2013 - February 26, 2013	122,700		162.84	122,700	560,039,310
February 27, 2013 - March 26, 2013	1,598	(1)	163.59	—	560,039,310
Total	124,667		$162.85	122,700	$560,039,310

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

Panera Bread Company
(Registrant)

Dated:	April 24, 2013	By:	/s/ WILLIAM W. MORETON
William W. Moreton
President and Co-Chief Executive Officer
(principal executive officer)

Dated:	April 24, 2013	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Co-Chief Executive Officer
(principal executive officer)

Dated:	April 24, 2013	By:	/s/ ROGER C. MATTHEWS, JR.
Roger C. Matthews, Jr.
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	April 24, 2013	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document