Form 10-Q
period 2013-06-25
PANERA BREAD CO
filed 2013-07-24
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2013

or

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

As of July 23, 2013, the registrant had 28,115,819 shares of Class A Common Stock ($.0001 par value per share) and 1,383,020 shares of Class B Common Stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	June 25, 2013	December 25, 2012
ASSETS
Current assets:
Cash and cash equivalents	$243,138	$297,141
Investments held to maturity	97,919	—
Trade accounts receivable, net	32,007	43,843
Other accounts receivable	42,379	42,419
Inventories	18,686	19,714
Prepaid expenses and other	35,686	42,223
Deferred income taxes	26,841	33,502
Total current assets	496,656	478,842
Property and equipment, net	610,530	571,754
Other assets:
Goodwill	123,066	121,903
Other intangible assets, net	84,649	88,073
Deposits and other	6,828	7,591
Total other assets	214,543	217,567
Total assets	$1,321,729	$1,268,163
LIABILITIES
Current liabilities:
Accounts payable	$9,517	$9,371
Accrued expenses	229,395	268,169
Total current liabilities	238,912	277,540
Deferred rent	61,913	59,822
Deferred income taxes	69,524	60,655
Other long-term liabilities	44,055	48,227
Total liabilities	414,404	446,244
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,467,996 issued and 28,093,471 outstanding at June 25, 2013; and 30,458,238 issued and 28,208,684 outstanding at December 25, 2012	3	3
Class B, 10,000,000 shares authorized; 1,383,020 issued and outstanding at June 25, 2013 and 1,383,687 issued and outstanding at December 25, 2012	—	—
Treasury stock, carried at cost; 2,374,525 shares at June 25, 2013 and 2,249,554 shares at December 25, 2012	(227,524)	(207,161)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at June 25, 2013 and December 25, 2012	—	—
Additional paid-in capital	182,028	174,690
Accumulated other comprehensive (loss) income	(56)	672
Retained earnings	952,874	853,715
Total stockholders’ equity	907,325	821,919
Total liabilities and stockholders’ equity	$1,321,729	$1,268,163

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Revenues:
Bakery-cafe sales, net	$521,038	$468,645	$1,018,557	$907,860
Franchise royalties and fees	27,453	24,757	54,030	49,579
Fresh dough and other product sales to franchisees	40,520	37,189	78,203	71,731
Total revenues	589,011	530,591	1,150,790	1,029,170
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	156,171	136,498	302,588	265,526
Labor	149,869	136,947	298,467	270,774
Occupancy	35,701	32,253	71,854	63,361
Other operating expenses	72,145	64,183	140,090	121,699
Total bakery-cafe expenses	413,886	369,881	812,999	721,360
Fresh dough and other product cost of sales to franchisees	34,599	33,046	67,197	63,191
Depreciation and amortization	25,267	22,141	49,632	43,462
General and administrative expenses	29,743	30,844	58,050	57,511
Pre-opening expenses	2,081	2,476	3,172	4,087
Total costs and expenses	505,576	458,388	991,050	889,611
Operating profit	83,435	72,203	159,740	139,559
Interest expense	178	202	480	412
Other (income) expense, net	(796)	288	(3,216)	726
Income before income taxes	84,053	71,713	162,476	138,421
Income taxes	33,011	27,576	63,317	53,100
Net income	$51,042	$44,137	$99,159	$85,321

Earnings per common share:
Basic	$1.75	$1.51	$3.41	$2.92
Diluted	$1.74	$1.50	$3.38	$2.90

Weighted average shares of common and common equivalent shares outstanding:
Basic	29,092	29,201	29,121	29,192
Diluted	29,287	29,466	29,308	29,464

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(362)	$56	$(728)	$28
Other comprehensive (loss) income	$(362)	$56	$(728)	$28
Comprehensive income	$50,680	$44,193	$98,431	$85,349

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 25, 2013	June 26, 2012
Cash flows from operations:
Net income	$99,159	$85,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,632	43,462
Stock-based compensation expense	5,145	4,354
Tax benefit from exercise of stock options	(496)	(2,096)
Deferred income taxes	15,530	(3,206)
Other	824	1,116
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	12,706	20,622
Inventories	1,044	488
Prepaid expenses and other	6,537	470
Deposits and other	763	38
Accounts payable	146	(2,310)
Accrued expenses	(42,579)	(3,223)
Deferred rent	2,091	2,607
Other long-term liabilities	(4,468)	(2,465)
Net cash provided by operating activities	146,034	145,178
Cash flows from investing activities:
Additions to property and equipment	(81,502)	(64,697)
Acquisitions, net of cash acquired	(2,446)	(47,951)
Purchases of investments	(97,919)	—
Net cash used in investing activities	(181,867)	(112,648)
Cash flows from financing activities:
Repurchase of common stock	(20,363)	(5,287)
Exercise of employee stock options	283	2,675
Tax benefit from exercise of stock options	496	2,096
Proceeds from issuance of common stock under employee benefit plans	1,414	1,145
Net cash (used in) provided by financing activities	(18,170)	629
Net (decrease) increase in cash and cash equivalents	(54,003)	33,159
Cash and cash equivalents at beginning of period	297,141	222,640
Cash and cash equivalents at end of period	$243,138	$255,799

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

Note 2. Business Combinations

Florida Bakery-cafe Acquisition

On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. Approximately $2.4 million of the purchase price was paid on April 9, 2013, with $0.3 million retained by the Company for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on April 9, 2014, the one year anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to property and equipment, $1.0 million to intangible assets, which represents the fair value of re-acquired territory rights and the favorable lease agreement and are expected to be amortized on average over approximately 12 years, and $1.3 million to goodwill. The fair value measurement of tangible and intangible assets as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafe and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-cafe Operations segment.

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

The following supplemental pro forma information is presented for comparative purposes only and is not indicative of what would have occurred had this acquisition been made on December 28, 2011 or any future results (in thousands):

Pro Forma for the 26 Weeks Ended
June 26, 2012
Bakery-cafe sales, net	$917,494
Net income	85,638

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

Note 3. Fair Value Measurements

The Company’s $84.8 million and $99.4 million in cash equivalents at June 25, 2013 and December 25, 2012, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Investments Held to Maturity

Investments held to maturity consists of zero-coupon discount notes issued by government-sponsored enterprises. The amortized cost and estimated fair value of investments held to maturity at June 25, 2013 are summarized as follows (in thousands):

	June 25, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments held to maturity:
Freddie Mac	$69,934	$—	$(6)	$69,928
Federal Home Loan Bank	13,994	—	—	13,994
Fannie Mae	13,991	—	(1)	13,990
Total	$97,919	$—	$(7)	$97,912

The Company had no investments held to maturity at December 25, 2012.

As of June 25, 2013, the Company held no investments that were in a continuous loss position for twelve months or more and thus, based on the existing facts and circumstances, no other-than-temporary impairment exists.  In addition, the Company currently does not intend to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  All of the securities mature within one year.

Fair value of the securities was determined using Level 2 inputs, which included prices obtained from independent pricing sources that were based on observable transactions of similar instruments, but not quoted markets.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 25, 2013	December 25, 2012
Food:
Fresh dough facilities:
Raw materials	$3,126	$3,418
Finished goods	413	420
Bakery-cafes:
Raw materials	12,107	12,727
Paper goods	3,040	3,149
Total	$18,686	$19,714

Note 6. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at June 25, 2013 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903
Currency translation	(120)	—	—	(120)
Acquisition of Florida Bakery-cafe	1,278	—	—	1,278
Other	5	—	—	5
Balance as of June 25, 2013	$119,437	$1,934	$1,695	$123,066

The Company recorded a measurement period adjustment of less than $0.1 million involving the North Carolina franchise acquisition during the thirteen weeks ended March 26, 2013.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 25, 2013	December 25, 2012
Unredeemed gift cards, net	$56,223	$78,587
Compensation and related employment taxes	41,898	58,751
Capital expenditures	29,166	25,135
Insurance	27,891	28,903
Taxes, other than income taxes	14,418	18,224
Advertising	11,555	8,526
Fresh dough and other product operations	8,104	8,175
Deferred revenue	6,549	2,775
Rent	5,585	5,986
Utilities	5,214	4,255
Deferred acquisition purchase price	4,382	4,111
Loyalty program	3,057	4,667
Litigation settlements (Note 9)	—	3,729
Other	15,353	16,345
Total	$229,395	$268,169

Note 8. Credit Facility

On November 30, 2012, the Company terminated the Amended and Restated Credit Agreement (the "Prior Credit Agreement"), dated March 7, 2008, by and among the Company, Bank of America, N.A., and other lenders party thereto. As of the date of termination, the Company had no loans outstanding and was in compliance with all covenants under the Prior Credit Agreement.

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

As of June 25, 2013 and December 25, 2012, the Company had no loans outstanding under the Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended June 25, 2013 and June 26, 2012, and $0.1 million and $0.2 million of commitment fees for the twenty-six weeks ended June 25, 2013 and June 26, 2012, respectively. Accrued interest related to the commitment fees was $0.1 million at both June 25, 2013 and December 25, 2012. As of June 25, 2013 and December 25, 2012, the Company was in compliance with all covenants under the Credit Agreement.

Note 9. Commitments and Contingencies

Lease Obligations

As of June 25, 2013, the Company guaranteed operating leases of 25 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sale of bakery-cafes to franchisees and affiliates where the Company has exercised its right to assign the lease or sublease the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $21.9 million as of June 25, 2013. The obligations under these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by the Company to be insignificant based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of its subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of the Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. On December 21, 2012, the Court approved the terms and conditions of the settlement and the settlement payment amounts, and on February 5, 2013, the Court approved plaintiffs' attorneys' fees and costs. The Company maintained a reserve of $3.7 million in accrued expenses in the Company's Consolidated Balance Sheet as of December 25, 2012 and paid the settlement amount of $3.7 million during the thirteen weeks ended June 25, 2013.

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

In addition to the legal matters described above, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

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

The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, and cream cheese, and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Comprehensive Income. The operating profit related to the sales to Company-owned bakery-cafes is classified as a reduction of the costs in the cost of food and paper products in the Consolidated Statements of Comprehensive Income.

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Revenues:
Company bakery-cafe operations	$521,038	$468,645	$1,018,557	$907,860
Franchise operations	27,453	24,757	54,030	49,579
Fresh dough and other product operations	86,695	78,489	166,684	149,832
Intercompany sales eliminations	(46,175)	(41,300)	(88,481)	(78,101)
Total revenues	$589,011	$530,591	$1,150,790	$1,029,170
Segment profit:
Company bakery-cafe operations	$107,152	$98,764	$205,558	$186,500
Franchise operations	25,948	23,212	51,006	46,013
Fresh dough and other product operations	5,921	4,143	11,006	8,540
Total segment profit	$139,021	$126,119	$267,570	$241,053

Depreciation and amortization	$25,267	$22,141	$49,632	$43,462
Unallocated general and administrative expenses	28,238	29,299	55,026	53,945
Pre-opening expenses	2,081	2,476	3,172	4,087
Interest expense	178	202	480	412
Other (income) expense, net	(796)	288	(3,216)	726
Income before income taxes	$84,053	$71,713	$162,476	$138,421
Depreciation and amortization:
Company bakery-cafe operations	$21,704	$19,279	$42,709	$37,779
Fresh dough and other product operations	1,964	1,661	3,978	3,310
Corporate administration	1,599	1,201	2,945	2,373
Total depreciation and amortization	$25,267	$22,141	$49,632	$43,462
Capital expenditures:
Company bakery-cafe operations	$37,255	$29,970	$66,014	$54,891
Fresh dough and other product operations	1,590	2,059	3,780	3,976
Corporate administration	6,626	2,549	11,708	5,830
Total capital expenditures	$45,471	$34,578	$81,502	$64,697

	June 25, 2013	December 25, 2012
Segment assets:
Company bakery-cafe operations	$806,612	$807,681
Franchise operations	10,165	10,285
Fresh dough and other product operations	56,941	60,069
Total segment assets	$873,718	$878,035

Unallocated cash and cash equivalents	$243,138	$297,141
Unallocated investments	97,919	—
Unallocated trade and other accounts receivable	1,611	1,592
Unallocated property and equipment	40,690	30,161
Unallocated deposits and other	4,492	5,054
Other unallocated assets	60,161	56,180
Total assets	$1,321,729	$1,268,163

“Unallocated cash and cash equivalents” relates primarily to corporate cash and cash equivalents, “unallocated investments” relates to investments held to maturity, “unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to deferred income taxes.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Amounts used for basic and diluted per share calculations:
Net income	$51,042	$44,137	$99,159	$85,321

Weighted average number of shares outstanding — basic	29,092	29,201	29,121	29,192
Effect of dilutive stock-based employee compensation awards	195	265	187	272
Weighted average number of shares outstanding — diluted	29,287	29,466	29,308	29,464

Earnings per common share:
Basic	$1.75	$1.51	$3.41	$2.92
Diluted	$1.74	$1.50	$3.38	$2.90

For the thirteen and twenty-six weeks ended June 25, 2013 and June 26, 2012, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assume”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 25, 2012 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on sales only from our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks after opening, after which customers “settle-in” to normal usage patterns. On average, average weekly net sales during the “settle-in” period are 5 percent to 10 percent less than during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” period, the number of bakery-cafes in the “settle-in” period, and the number of bakery-cafes in the comparable bakery-cafe base.

Executive Summary of Results

For the thirteen weeks ended June 25, 2013, we earned $1.74 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.7 percent compared to the thirteen weeks ended June 26, 2012 (growth of 3.8 percent for Company-owned bakery-cafes and growth of 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.3 percent to $48,215 ($48,700 for Company-owned bakery-cafes and $47,750 for franchise-operated bakery-cafes); 37 new bakery-cafes opened system-wide (18 Company-owned bakery-cafes and 19 franchise-operated bakery-cafes); and two Company-owned bakery-cafes closed. Additionally, during the thirteen weeks ended June 25, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the thirteen weeks ended June 26, 2012, we earned $1.50 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 5.9 percent compared to the thirteen weeks ended June 28, 2011 (growth of 7.1 percent for Company-owned bakery-cafes and growth of 4.8 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.5 percent to $46,690 ($47,113 for Company-owned bakery-cafes and $46,289 for franchise-operated bakery-cafes); 33 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 16 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (three Company-owned bakery-cafes and one franchise-operated bakery-cafe). Additionally, during the thirteen weeks ended June 26, 2012, we acquired 16 bakery-cafes in the Raleigh Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the twenty-six weeks ended June 25, 2013, we earned $3.38 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.5 percent compared to the twenty-six weeks ended June 26, 2012 (growth of 3.6 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $47,596 ($47,927 for Company-owned bakery-cafes and $47,279 for franchise-operated bakery-cafes); 59 new bakery-cafes opened system-wide (28 Company-owned bakery-cafes and 31 franchise-operated bakery-cafes); and three Company-owned bakery-cafes closed. Additionally, during the twenty-six weeks ended June 25, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the twenty-six weeks ended June 26, 2012, we earned $2.90 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 6.1 percent compared to the twenty-six weeks ended June 28, 2011 (growth of 7.3 percent for Company-owned bakery-cafes and growth of 5.0 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.6 percent to $46,137 ($46,281 for Company-owned bakery-cafes and $46,001 for franchise-operated bakery-cafes); 55 new bakery-cafes opened system-wide (24 Company-owned bakery-cafes and 31 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (four Company-owned bakery-cafes and one franchise-operated bakery-cafe). Additionally, during the twenty-six weeks ended June 26, 2012, we acquired 16 bakery-cafes in the Raleigh Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Revenues:
Bakery-cafe sales, net	88.5%	88.3%	88.5%	88.2%
Franchise royalties and fees	4.7	4.7	4.7	4.8
Fresh dough and other product sales to franchisees	6.9	7.0	6.8	7.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.0%	29.1%	29.7%	29.2%
Labor	28.8	29.2	29.3	29.8
Occupancy	6.9	6.9	7.1	7.0
Other operating expenses	13.8	13.7	13.8	13.4
Total bakery-cafe expenses	79.4	78.9	79.8	79.5
Fresh dough and other product cost of sales to franchisees (2)	85.4	88.9	85.9	88.1
Depreciation and amortization	4.3	4.2	4.3	4.2
General and administrative expenses	5.0	5.8	5.0	5.6
Pre-opening expenses	0.4	0.5	0.3	0.4
Total costs and expenses	85.8	86.4	86.1	86.4
Operating profit	14.2	13.6	13.9	13.6
Interest expense	—	—	—	—
Other (income) expense, net	(0.1)	0.1	(0.3)	0.1
Income before income taxes	14.3	13.5	14.1	13.4
Income taxes	5.6	5.2	5.5	5.2
Net income	8.7	8.3	8.6	8.3
Other comprehensive loss	(0.1)	—	(0.1)	—
Comprehensive income	8.6%	8.3%	8.5%	8.3%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Number of bakery-cafes:
Company-owned:
Beginning of period	818	746	809	740
Bakery-cafes opened	18	17	28	24
Bakery-cafes closed	(2)	(3)	(3)	(4)
Bakery-cafes acquired from franchisees	1	16	1	16
End of period	835	776	835	776
Franchise-operated:
Beginning of period	855	816	843	801
Bakery-cafes opened	19	16	31	31
Bakery-cafes closed	—	(1)	—	(1)
Bakery-cafes sold to Company	(1)	(16)	(1)	(16)
End of period	873	815	873	815
System-wide:
Beginning of period	1,673	1,562	1,652	1,541
Bakery-cafes opened	37	33	59	55
Bakery-cafes closed	(2)	(4)	(3)	(5)
End of period	1,708	1,591	1,708	1,591

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated were as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Company-owned	3.8%	7.1%	3.6%	7.3%
Franchise-operated	3.5%	4.8%	3.4%	5.0%
System-wide	3.7%	5.9%	3.5%	6.1%

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Price	1.7%	3.0%	2.0%	3.3%
Mix	2.6%	3.2%	3.1%	2.5%
Average check	4.3%	6.2%	5.1%	5.8%

Transactions	(0.5)%	0.9%	(1.5)%	1.5%
Company-owned comparable net bakery-cafe sales growth	3.8%	7.1%	3.6%	7.3%

Results of Operations

Revenues

The following tables summarize revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Bakery-cafe sales, net	$521,038	$468,645	11.2%
Franchise royalties and fees	27,453	24,757	10.9%
Fresh dough and other product sales to franchisees	40,520	37,189	9.0%
Total revenues	$589,011	$530,591	11.0%

System-wide average weekly net sales	$48,215	$46,690	3.3%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Bakery-cafe sales, net	$1,018,557	$907,860	12.2%
Franchise royalties and fees	54,030	49,579	9.0%
Fresh dough and other product sales to franchisees	78,203	71,731	9.0%
Total revenues	$1,150,790	$1,029,170	11.8%

System-wide average weekly net sales	$47,596	$46,137	3.2%

The growth in total revenues for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to the opening of 127 new bakery-cafes system-wide since June 26, 2012 and the 3.7 percent and 3.5 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 25, 2013, respectively.

Bakery-cafe sales, net

The following tables summarize net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Bakery-cafe sales, net	$521,038	$468,645	11.2%
As a percentage of total revenues	88.5%	88.3%

Company-owned average weekly net sales	$48,700	$47,113	3.4%
Company-owned number of operating weeks	10,699	9,947	7.6%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Bakery-cafe sales, net	$1,018,557	$907,860	12.2%
As a percentage of total revenues	88.5%	88.2%

Company-owned average weekly net sales	$47,927	$46,281	3.6%
Company-owned number of operating weeks	21,252	19,616	8.3%

The increase in net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to the opening of 63 new Company-owned bakery-cafes since June 26, 2012 and the 3.8 percent and 3.6 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 25, 2013, respectively, partially offset by the closure of five Company-owned bakery-cafes since June 26, 2012. The increase in average weekly net sales for Company-owned bakery-cafes for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to average check growth that resulted from retail price increases and our category management initiatives, partially offset by a decline in transactions.

Franchise royalties and fees

The following tables summarize franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Franchise royalties	$26,873	$24,283	10.7%
Franchise fees	580	474	22.4%
Total	$27,453	$24,757	10.9%
As a percentage of total revenues	4.7%	4.7%

Franchise-operated average weekly net sales	$47,750	$46,289	3.2%
Franchise-operated number of operating weeks	11,194	10,486	6.8%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Franchise royalties	$53,075	$48,605	9.2%
Franchise fees	955	974	(2.0)%
Total	$54,030	$49,579	9.0%
As a percentage of total revenues	4.7%	4.8%

Franchise-operated average weekly net sales	$47,279	$46,001	2.8%
Franchise-operated number of operating weeks	22,217	20,986	5.9%

The increase in franchise royalty and fee revenues for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 were primarily due to the opening of 64 franchise-operated bakery-cafes since June 26, 2012 and the 3.5 percent and 3.4 percent increases in franchise-operated comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 25, 2013, respectively, partially offset by the closure of five franchise-operated bakery-cafes since June 26, 2012.

As of June 25, 2013, we had 873 franchise-operated bakery-cafes open and we had received commitments to open 130 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, referred to as ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following tables summarize fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Fresh dough and other product sales to franchisees	$40,520	$37,189	9.0%
As a percentage of total revenues	6.9%	7.0%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Fresh dough and other product sales to franchisees	$78,203	$71,731	9.0%
As a percentage of total revenues	6.8%	7.0%

The increase in fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to the 3.5 percent and 3.4 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 25, 2013, respectively, and the opening of 64 franchise-operated bakery-cafes since June 26, 2012, partially offset by the closure of five franchise-operated bakery-cafes since June 26, 2012.

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

The following tables summarize cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Cost of food and paper products	$156,171	$136,498	14.4%
As a percentage of bakery-cafe sales, net	30.0%	29.1%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Cost of food and paper products	$302,588	$265,526	14.0%
As a percentage of bakery-cafe sales, net	29.7%	29.2%

The increase in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to a shift in product mix towards higher ingredient cost products. In addition, for both the thirteen and twenty-six weeks ended June 25, 2013, there was an average of 73 bakery-cafes per fresh dough facility compared to an average of 68 for both the thirteen and twenty-six weeks ended June 26, 2012, respectively.

The following tables summarize labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Labor expense	$149,869	$136,947	9.4%
As a percentage of bakery-cafe sales, net	28.8%	29.2%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Labor expense	$298,467	$270,774	10.2%
As a percentage of bakery-cafe sales, net	29.3%	29.8%

The decrease in labor expense as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily a result of improved leverage from higher comparable net bakery-cafe sales, wage discipline, and lower incentive compensation.

The following tables summarize occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Occupancy cost	$35,701	$32,253	10.7%
As a percentage of bakery-cafe sales, net	6.9%	6.9%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Occupancy cost	$71,854	$63,361	13.4%
As a percentage of bakery-cafe sales, net	7.1%	7.0%

Occupancy cost as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 25, 2013 remained fairly consistent compared to the same periods in fiscal 2012 as higher average occupancy costs in bakery-cafes generally offset improved leverage from higher comparable net bakery-cafe sales.

The following tables summarize other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Other operating expenses	$72,145	$64,183	12.4%
As a percentage of bakery-cafe sales, net	13.8%	13.7%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Other operating expenses	$140,090	$121,699	15.1%
As a percentage of bakery-cafe sales, net	13.8%	13.4%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended June 25, 2013 compared to the same period in fiscal 2012 was primarily a result of increased marketing expense, partially offset by improved leverage from higher comparable net bakery-cafe sales. The increase in other operating expenses as a percentage of net bakery-cafe sales for the twenty-six weeks ended June 25, 2013 compared to the same period in fiscal 2012 was primarily a result of increased marketing expense and higher repair and maintenance expenses, partially offset by improved leverage from higher comparable net bakery-cafe sales.

The following tables summarize fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Fresh dough and other product cost of sales to franchisees	$34,599	$33,046	4.7%
As a percentage of fresh dough and other product sales to franchisees	85.4%	88.9%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Fresh dough and other product cost of sales to franchisees	$67,197	$63,191	6.3%
As a percentage of fresh dough and other product sales to franchisees	85.9%	88.1%

The decrease in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from higher comparable net bakery-cafe sales.

The following tables summarize general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
General and administrative expenses	$29,743	$30,844	(3.6)%
As a percentage of total revenues	5.0%	5.8%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
General and administrative expenses	$58,050	$57,511	0.9%
As a percentage of total revenues	5.0%	5.6%

The decrease in general and administrative expenses as a percent of total revenues for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily due to lower incentive compensation and improved leverage from higher comparable net bakery-cafe sales.

Other (income) expense, net

Other (income) expense, net was $0.8 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended June 25, 2013 compared to $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended June 26, 2012. Other (income) expense, net for the thirteen weeks ended June 25, 2013 and June 26, 2012 was comprised of immaterial items.

Other (income) expense, net was $3.2 million of income, or 0.3 percent of total revenues, for the twenty-six weeks ended June 25, 2013 compared to $0.7 million of expense, or 0.1 percent of total revenues, for the twenty-six weeks ended June 26, 2012. Other (income) expense, net for the twenty-six weeks ended June 25, 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and tax matters. Other (income) expense, net for the twenty-six weeks ended June 26, 2012 was comprised of immaterial items.

Income Taxes

The following tables summarize income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Income taxes	$33,011	$27,576	19.7%
Effective tax rate	39.3%	38.5%

	For the 26 Weeks Ended		Percentage
	June 25, 2013	June 26, 2012	Change
Income taxes	$63,317	$53,100	19.2%
Effective tax rate	39.0%	38.4%

The increase in the effective tax rate for both the thirteen and twenty-six weeks ended June 25, 2013 compared to the same periods in fiscal 2012 was primarily driven by the year-over-year impact of a valuation allowance recorded against the deferred tax assets of our Canadian operations during the respective periods in fiscal 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $243.1 million at June 25, 2013 compared with $297.1 million at December 25, 2012. This decrease was primarily a result of $97.9 million of cash used to purchase investments, $81.5 million of cash used for capital expenditures, $18.2 million of cash used for financing activities, and $2.4 million of cash used for acquisitions, partially offset by $146.0 million of cash generated from operations during the twenty-six weeks ended June 25, 2013. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $257.7 million at June 25, 2013 compared to $201.3 million at December 25, 2012. This increase resulted primarily from an increase in investments of $97.9 million and a decrease of $38.8 million in accrued expenses, partially offset by a decrease in cash of $54.0 million, a decrease in trade and other accounts receivable of $11.9 million, a decrease in deferred income taxes of $6.7 million, a decrease in prepaid expenses and other of $6.5 million, and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

A summary of our cash flows, for the periods indicated, were as follows (in thousands):

	For the 26 Weeks Ended
	June 25, 2013	June 26, 2012
Cash provided by (used in):
Operating activities	$146,034	$145,178
Investing activities	(181,867)	(112,648)
Financing activities	(18,170)	629
Net increase (decrease) in cash and cash equivalents	$(54,003)	$33,159

Operating Activities

Cash flows provided by operating activities for the twenty-six weeks ended June 25, 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, the tax benefit from exercise of stock options, and increases in the net deferred income tax liability and deferred rent, and decreases in trade and other accounts receivable, and prepaid expenses, partially offset by decreases in accrued expenses and other long-term liabilities, and other immaterial items. Cash flows provided by operating activities for the twenty-six weeks ended June 26, 2012 primarily resulted from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, tax benefit from exercise of stock options, a decrease in trade and other accounts receivable and an increase in deferred rent, partially offset by an increase in net deferred income taxes, and a decrease in accrued expenses, accounts payable, other long-term liabilities, and other immaterial items.

Investing Activities

Investing activities for the twenty-six weeks ended June 25, 2013 included the purchase of investments of $97.9 million, additions to property and equipment of $81.5 million, and acquisitions net of cash acquired of $2.4 million. Investing activities for the twenty-six weeks ended June 26, 2012 included additions to property and equipment of $64.7 million and acquisitions, net of cash acquired of $48.0 million.

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

	For the 26 Weeks Ended
	June 25, 2013	June 26, 2012
New bakery-cafe and fresh dough facilities	$37,933	$37,453
Bakery-cafe and fresh dough facility improvements	25,514	17,589
Other capital needs	18,055	9,655
Total	$81,502	$64,697

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

Financing Activities

Financing activities for the twenty-six weeks ended June 25, 2013 included $20.4 million used to repurchase shares of our Class A common stock, partially offset by $1.4 million received from the issuance of common stock, $0.5 million received from the tax benefit from exercise of stock options, and $0.3 million received from the exercise of employee stock options. Financing activities for the twenty-six weeks ended June 26, 2012 included $2.7 million received from the exercise of employee stock options, $2.1 million received from the tax benefit from exercise of stock options, and $1.1 million received from the issuance of common stock, partially offset by $5.3 million used to repurchase shares of our Class A common stock.

Share Repurchases
On August 23, 2002, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. During the twenty-six weeks ended June 25, 2013, we repurchased 122,700 shares under this share repurchase authorization at an average price of $162.84 per share for an aggregate purchase price of approximately $20 million. As of June 25, 2013, under this repurchase authorization, we had repurchased a total of 246,800 shares of our Class A common stock at a weighted-average price of $161.92 per share for an aggregate purchase price of approximately $40 million. We have approximately $560 million available under the existing $600 million repurchase authorization.

We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the twenty-six weeks ended June 25, 2013, we repurchased 2,271 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $166.72 per share for an aggregate purchase price of $0.4 million. During the twenty-six weeks ended June 26, 2012, we repurchased 1,882 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $157.26 per share for an aggregate purchase price of $0.3 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On November 30, 2012, we terminated our Amended and Restated Credit Agreement (the "Prior Credit Agreement"), dated March 7, 2008, by and among us, Bank of America, N.A., and other lenders party thereto. As of the date of termination, we had no loans outstanding and we were in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, we entered into a new credit agreement, which we refer to as the Credit Agreement, with Bank of America, N.A. and the other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charges coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes. As of June 25, 2013 and December 25, 2012, we had no balance outstanding under the Credit Agreement. As of June 25, 2013, we were in compliance with all covenants under the Credit Agreement.

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

Off-Balance Sheet Arrangements
As of June 25, 2013, we guaranteed operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These guarantees are primarily a result of the sale of bakery-cafes to franchisees and affiliates where we have exercised our right to assign the lease or sublease the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $21.9 million as of June 25, 2013. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of each such lease guarantee was determined by us to be insignificant based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 25, 2013, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 25, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, a purported class action lawsuit was filed against Panera Bread Company and one of our subsidiaries by Nick Sotoudeh, a former employee of a subsidiary of Panera Bread Company. The lawsuit was filed in the California Superior Court, County of Contra Costa. On April 22, 2011, the complaint was amended to add another former employee, Gabriela Brizuela, as a plaintiff. The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Business and Professions Code. The complaint sought, among other relief, class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court determines to be appropriate. On November 17, 2011, the parties entered into a

Memorandum of Agreement regarding settlement of this purported class action lawsuit and the purported class action lawsuit filed by David Carter, which is described in the subsequent paragraph. Under the terms of the Memorandum of Agreement, the parties agreed to settle this matter for a maximum aggregate amount of $5.0 million for settlement payments to purported class members, plaintiff's attorneys' fees, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the settlement were preliminarily approved by the Court on June 8, 2012. On December 21, 2012, the Court approved the terms and conditions of the settlement and the settlement payment amounts and on February 5, 2013, the Court approved plaintiffs' attorneys' fees and costs. We maintained a reserve of $3.7 million in accrued expenses in our Consolidated Balance Sheet as of December 25, 2012 and paid the settlement amount of $3.7 million during the thirteen weeks ended June 25, 2013.

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

In addition to the legal matters described above, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, as filed with the SEC on February 15, 2013, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 25, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 25, 2013, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 27, 2013 - April 23, 2013	—		$—	—	$560,039,310
April 24, 2013 - May 28, 2013	277	(1)	186.16	—	560,039,310
May 29, 2013 - June 25, 2013	27	(1)	191.83	—	560,039,310
Total	304		$186.66	—	$560,039,310

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

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	July 24, 2013	By:	/s/ WILLIAM W. MORETON
William W. Moreton
President and Co-Chief Executive Officer
(principal executive officer)

Dated:	July 24, 2013	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Co-Chief Executive Officer
(principal executive officer)

Dated:	July 24, 2013	By:	/s/ ROGER C. MATTHEWS, JR.
Roger C. Matthews, Jr.
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	July 24, 2013	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document