Form 10-Q
period 2013-09-24
PANERA BREAD CO
filed 2013-10-23
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2013

or

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

As of October 22, 2013, the registrant had 26,783,295 shares of Class A common stock ($.0001 par value per share) and 1,383,020 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 24, 2013	December 25, 2012
ASSETS
Current assets:
Cash and cash equivalents	$193,961	$297,141
Trade accounts receivable, net	33,435	43,843
Other accounts receivable	50,581	42,419
Inventories	19,431	19,714
Prepaid expenses and other	37,303	42,223
Deferred income taxes	25,729	33,502
Total current assets	360,440	478,842
Property and equipment, net	635,889	571,754
Other assets:
Goodwill	123,101	121,903
Other intangible assets, net	82,375	88,073
Deposits and other	6,586	7,591
Total other assets	212,062	217,567
Total assets	$1,208,391	$1,268,163
LIABILITIES
Current liabilities:
Accounts payable	$9,796	$9,371
Accrued expenses	248,013	268,169
Total current liabilities	257,809	277,540
Deferred rent	63,397	59,822
Deferred income taxes	60,873	60,655
Other long-term liabilities	45,166	48,227
Total liabilities	427,245	446,244
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,563,721 issued and 27,129,263 outstanding at September 24, 2013; and 30,458,238 issued and 28,208,684 outstanding at December 25, 2012	3	3
Class B, 10,000,000 shares authorized; 1,383,020 issued and outstanding at September 24, 2013 and 1,383,687 issued and outstanding at December 25, 2012	—	—
Treasury stock, carried at cost; 3,434,458 shares at September 24, 2013 and 2,249,554 shares at December 25, 2012	(407,626)	(207,161)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 24, 2013 and December 25, 2012	—	—
Additional paid-in capital	192,983	174,690
Accumulated other comprehensive income	150	672
Retained earnings	995,636	853,715
Total stockholders’ equity	781,146	821,919
Total liabilities and stockholders’ equity	$1,208,391	$1,268,163

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Revenues:
Bakery-cafe sales, net	$505,428	$466,369	$1,523,985	$1,374,229
Franchise royalties and fees	27,189	25,321	81,219	74,900
Fresh dough and other product sales to franchisees	39,863	37,648	118,066	109,379
Total revenues	572,480	529,338	1,723,270	1,558,508
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	152,202	139,250	454,790	404,776
Labor	151,786	140,113	450,253	410,887
Occupancy	36,860	33,230	108,714	96,591
Other operating expenses	73,846	65,856	213,936	187,555
Total bakery-cafe expenses	414,694	378,449	1,227,693	1,099,809
Fresh dough and other product cost of sales to franchisees	35,886	34,041	103,083	97,232
Depreciation and amortization	26,329	23,828	75,961	67,290
General and administrative expenses	28,837	30,891	86,887	88,402
Pre-opening expenses	2,165	2,130	5,337	6,217
Total costs and expenses	507,911	469,339	1,498,961	1,358,950
Operating profit	64,569	59,999	224,309	199,558
Interest expense	75	263	555	675
Other (income) expense, net	324	692	(2,892)	1,418
Income before income taxes	64,170	59,044	226,646	197,465
Income taxes	21,408	22,529	84,725	75,629
Net income	$42,762	$36,515	$141,921	$121,836

Earnings per common share:
Basic	$1.49	$1.25	$4.89	$4.17
Diluted	$1.48	$1.24	$4.86	$4.14

Weighted average shares of common and common equivalent shares outstanding:
Basic	28,744	29,242	28,995	29,209
Diluted	28,899	29,455	29,173	29,462

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$206	$551	$(522)	$579
Other comprehensive income (loss)	$206	$551	$(522)	$579
Comprehensive income	$42,968	$37,066	$141,399	$122,415

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 24, 2013	September 25, 2012
Cash flows from operations:
Net income	$141,921	$121,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,961	67,290
Stock-based compensation expense	7,841	6,596
Tax benefit from exercise of stock options	(7,818)	(7,251)
Deferred income taxes	7,991	(2,984)
Other	3,538	1,951
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	2,241	2,294
Inventories	299	(430)
Prepaid expenses and other	4,920	(12,363)
Deposits and other	1,005	90
Accounts payable	425	(8,059)
Accrued expenses	(26,741)	47,336
Deferred rent	3,464	4,096
Other long-term liabilities	(3,536)	(916)
Net cash provided by operating activities	211,511	219,486
Cash flows from investing activities:
Additions to property and equipment	(124,334)	(105,285)
Acquisitions, net of cash acquired	(2,446)	(47,951)
Proceeds from sale-leaseback transactions	2,085	—
Purchases of investments	(97,919)	—
Proceeds from sales of investments	97,936	—
Net cash used in investing activities	(124,678)	(153,236)
Cash flows from financing activities:
Repurchase of common stock	(200,465)	(11,326)
Exercise of employee stock options	456	3,204
Tax benefit from exercise of stock options	7,818	7,251
Proceeds from issuance of common stock under employee benefit plans	2,178	1,865
Net cash (used in) provided by financing activities	(190,013)	994
Net (decrease) increase in cash and cash equivalents	(103,180)	67,244
Cash and cash equivalents at beginning of period	297,141	222,640
Cash and cash equivalents at end of period	$193,961	$289,884

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 25, 2012 (“fiscal 2012”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2012, as filed with the SEC on February 15, 2013. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 25, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company's financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to property and equipment, $1.0 million to intangible assets, which represents the fair value of re-acquired territory rights and the favorable lease agreement that are expected to be amortized on average over approximately 12 years, and $1.3 million to goodwill. The fair value measurement of tangible and intangible assets as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

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

The following supplemental pro forma information is presented for comparative purposes only and is not indicative of what would have occurred had this acquisition been made on December 28, 2011 or any future results (in thousands):

Pro Forma for the 39 Weeks Ended
September 25, 2012
Bakery-cafe sales, net	$1,383,863
Net income	122,153

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable, $0.3 million to inventories, $6.4 million to property and equipment, $29.1 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements that are expected to be amortized on average over approximately 12 years, $1.4 million to liabilities, and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition is attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-cafe Operations segment.

Note 3. Fair Value Measurements

The Company’s $75.4 million and $99.4 million in cash equivalents at September 24, 2013 and December 25, 2012, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Investments Held to Maturity

During the thirteen weeks ended September 24, 2013, the Company sold its entire portfolio of zero-coupon discount notes that were classified as held-to-maturity. The amortized cost of the investments sold was $97.9 million. The Company realized a loss on the sale of less than $0.1 million. The Company sold the investments prior to maturity during the thirteen weeks ended September 24, 2013 as a result of higher than anticipated liquidity needs.

The Company had no investments held to maturity during the thirty-nine weeks ended September 25, 2012.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 24, 2013	December 25, 2012
Food:
Fresh dough facilities:
Raw materials	$3,049	$3,418
Finished goods	597	420
Bakery-cafes:
Raw materials	12,594	12,727
Paper goods	3,191	3,149
Total	$19,431	$19,714

Note 6. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at September 24, 2013 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903
Currency translation	(85)	—	—	(85)
Acquisition of Florida Bakery-cafe	1,278	—	—	1,278
Other	5	—	—	5
Balance as of September 24, 2013	$119,472	$1,934	$1,695	$123,101

The Company recorded a measurement period adjustment of less than $0.1 million involving the North Carolina franchise acquisition during the thirteen weeks ended March 26, 2013.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 24, 2013	December 25, 2012
Compensation and related employment taxes	$55,457	$58,751
Unredeemed gift cards, net	53,824	78,587
Capital expenditures	39,268	25,135
Insurance	29,417	28,903
Taxes, other than income taxes	15,666	18,224
Advertising	9,904	8,526
Fresh dough and other product operations	8,163	8,175
Rent	5,874	5,986
Utilities	5,557	4,255
Deferred revenue	5,312	2,775
Deferred acquisition purchase price	3,872	4,111
Loyalty program	3,436	4,667
Litigation settlements (Note 9)	—	3,729
Other	12,263	16,345
Total	$248,013	$268,169

Note 8. Credit Facility

On November 30, 2012, the Company terminated the Amended and Restated Credit Agreement, or the Prior Credit Agreement, dated March 7, 2008, by and among the Company, Bank of America, N.A., and other lenders party thereto. As of the date of termination, the Company had no loans outstanding and was in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, the Company entered into a new credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million to be used for general corporate purposes. The Credit Agreement, which is guaranteed by certain of the Company’s direct and indirect subsidiaries, will become due on November 30, 2017, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement.

As of September 24, 2013 and December 25, 2012, the Company had no loans outstanding under the Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended September 24, 2013 and September 25, 2012, and $0.2 million and $0.3 million of commitment fees for the thirty-nine weeks ended September 24, 2013 and September 25, 2012, respectively. Accrued interest related to the commitment fees was $0.1 million at both September 24, 2013 and December 25, 2012. As of September 24, 2013 and December 25, 2012, the Company was in compliance with all covenants under the Credit Agreement.

Note 9. Commitments and Contingencies

Lease Obligations

As of September 24, 2013, the Company guaranteed the operating leases of 25 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from October 31, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $21.0 million as of September 24, 2013. The obligations under these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Revenues:
Company bakery-cafe operations	$505,428	$466,369	$1,523,985	$1,374,229
Franchise operations	27,189	25,321	81,219	74,900
Fresh dough and other product operations	85,095	79,338	251,779	229,170
Intercompany sales eliminations	(45,232)	(41,690)	(133,713)	(119,791)
Total revenues	$572,480	$529,338	$1,723,270	$1,558,508
Segment profit:
Company bakery-cafe operations	$90,734	$87,920	$296,292	$274,420
Franchise operations	25,732	23,687	76,738	69,700
Fresh dough and other product operations	3,977	3,607	14,983	12,147
Total segment profit	$120,443	$115,214	$388,013	$356,267

Depreciation and amortization	$26,329	$23,828	$75,961	$67,290
Unallocated general and administrative expenses	27,380	29,257	82,406	83,202
Pre-opening expenses	2,165	2,130	5,337	6,217
Interest expense	75	263	555	675
Other (income) expense, net	324	692	(2,892)	1,418
Income before income taxes	$64,170	$59,044	$226,646	$197,465
Depreciation and amortization:
Company bakery-cafe operations	$22,489	$19,985	$65,198	$57,764
Fresh dough and other product operations	2,010	1,708	5,988	5,018
Corporate administration	1,830	2,135	4,775	4,508
Total depreciation and amortization	$26,329	$23,828	$75,961	$67,290
Capital expenditures:
Company bakery-cafe operations	$31,799	$29,906	$97,813	$84,797
Fresh dough and other product operations	3,668	4,270	7,448	8,246
Corporate administration	7,365	6,412	19,073	12,242
Total capital expenditures	$42,832	$40,588	$124,334	$105,285

	September 24, 2013	December 25, 2012
Segment assets:
Company bakery-cafe operations	$820,461	$807,681
Franchise operations	10,295	10,285
Fresh dough and other product operations	59,906	60,069
Total segment assets	$890,662	$878,035

Unallocated cash and cash equivalents	$193,961	$297,141
Unallocated trade and other accounts receivable	2,309	1,592
Unallocated property and equipment	48,628	30,161
Unallocated deposits and other	4,321	5,054
Other unallocated assets	68,510	56,180
Total assets	$1,208,391	$1,268,163

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

Note 11. Income Taxes

The effective tax rates applicable to the Company were 33.4% and 38.2% for the thirteen weeks ended September 24, 2013 and September 25, 2012, respectively, and 37.4% and 38.3% for the thirty-nine weeks ended September 24, 2013 and September 25, 2012, respectively. The Company records income taxes using an estimated annual effective tax rate for interim reporting. During the thirteen weeks ended September 24, 2013, the Company recorded $3.8 million of adjustments to previously recorded tax expense to reflect the refinement of estimates of certain state tax attributes to amounts in filed returns, and the settlement of tax audits as well as other normal tax adjustments.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Amounts used for basic and diluted per share calculations:
Net income	$42,762	$36,515	$141,921	$121,836

Weighted average number of shares outstanding — basic	28,744	29,242	28,995	29,209
Effect of dilutive stock-based employee compensation awards	155	213	178	253
Weighted average number of shares outstanding — diluted	28,899	29,455	29,173	29,462

Earnings per common share:
Basic	$1.49	$1.25	$4.89	$4.17
Diluted	$1.48	$1.24	$4.86	$4.14

For the thirteen and thirty-nine weeks ended September 24, 2013 and September 25, 2012, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

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

Executive Summary of Results

For the thirteen weeks ended September 24, 2013, we earned $1.48 per diluted share with the following performance on key metrics compared to the thirteen weeks ended September 25, 2012: system-wide comparable net bakery-cafe sales grew 1.3 percent (growth of 1.7 percent for Company-owned bakery-cafes and growth of 0.9 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.5 percent to $45,999 ($46,239 for Company-owned bakery-cafes and $45,769 for franchise-operated bakery-cafes); 32 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, included in diluted earnings per share for the thirteen weeks ended September 24, 2013 were favorable tax adjustments of $0.13 per diluted share, as described further in Note 11 in the accompanying consolidated financial statements.

For the thirteen weeks ended September 25, 2012, we earned $1.24 per diluted share with the following performance on key metrics compared to the thirteen weeks ended September 27, 2011: system-wide comparable net bakery-cafe sales grew 5.8 percent (growth of 6.2 percent for Company-owned bakery-cafes and growth of 5.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.7 percent to $45,790 ($45,894 for Company-owned bakery-cafes and $45,692 for franchise-operated bakery-cafes); 36 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 19 franchise-operated bakery-cafes); and two bakery-cafes closed system-wide (one Company-owned bakery-cafe and one franchise-operated bakery-cafe).

For the thirty-nine weeks ended September 24, 2013, we earned $4.86 per diluted share with the following performance on key metrics compared to the thirty-nine weeks ended September 25, 2012: system-wide comparable net bakery-cafe sales grew 2.8 percent (growth of 3.0 percent for Company-owned bakery-cafes and growth of 2.6 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 2.2 percent to $47,053 ($47,354 for Company-owned bakery-cafes and $46,766 for franchise-operated bakery-cafes); 91 new bakery-cafes opened system-wide (45 Company-owned bakery-cafes and 46 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, during the thirty-nine weeks ended September 24, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the thirty-nine weeks ended September 25, 2012, we earned $4.14 per diluted share with the following performance on key metrics compared to the thirty-nine weeks ended September 27, 2011: system-wide comparable net bakery-cafe sales grew 6.0 percent (growth of 6.9 percent for Company-owned bakery-cafes and growth of 5.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.6 percent to $46,019 ($46,149 for Company-owned bakery-cafes and $45,897 for franchise-operated bakery-cafes); 91 new bakery-cafes opened system-wide (41 Company-owned bakery-cafes and 50 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, during the thirty-nine weeks ended September 25, 2012, we acquired 16 bakery-cafes in the Raleigh Durham, North Carolina market from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Revenues:
Bakery-cafe sales, net	88.3%	88.1%	88.4%	88.2%
Franchise royalties and fees	4.7	4.8	4.7	4.8
Fresh dough and other product sales to franchisees	7.0	7.1	6.9	7.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.1%	29.9%	29.8%	29.5%
Labor	30.0	30.0	29.5	29.9
Occupancy	7.3	7.1	7.1	7.0
Other operating expenses	14.6	14.1	14.0	13.6
Total bakery-cafe expenses	82.0	81.1	80.6	80.0
Fresh dough and other product cost of sales to franchisees (2)	90.0	90.4	87.3	88.9
Depreciation and amortization	4.6	4.5	4.4	4.3
General and administrative expenses	5.0	5.8	5.0	5.7
Pre-opening expenses	0.4	0.4	0.3	0.4
Total costs and expenses	88.7	88.7	87.0	87.2
Operating profit	11.3	11.3	13.0	12.8
Interest expense	—	—	—	—
Other (income) expense, net	0.1	0.1	(0.2)	0.1
Income before income taxes	11.2	11.2	13.2	12.7
Income taxes	3.7	4.3	4.9	4.9
Net income	7.5	6.9	8.2	7.8
Other comprehensive income	—	0.1	—	—
Comprehensive income	7.5%	7.0%	8.2%	7.8%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Number of bakery-cafes:
Company-owned:
Beginning of period	835	776	809	740
Bakery-cafes opened	17	17	45	41
Bakery-cafes closed	(2)	(1)	(5)	(5)
Bakery-cafes acquired from franchisees	—	—	1	16
End of period	850	792	850	792
Franchise-operated:
Beginning of period	873	815	843	801
Bakery-cafes opened	15	19	46	50
Bakery-cafes closed	(2)	(1)	(2)	(2)
Bakery-cafes sold to Company	—	—	(1)	(16)
End of period	886	833	886	833
System-wide:
Beginning of period	1,708	1,591	1,652	1,541
Bakery-cafes opened	32	36	91	91
Bakery-cafes closed	(4)	(2)	(7)	(7)
End of period	1,736	1,625	1,736	1,625

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Company-owned	1.7%	6.2%	3.0%	6.9%
Franchise-operated	0.9%	5.5%	2.6%	5.1%
System-wide	1.3%	5.8%	2.8%	6.0%

The following table sets forth the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Price	1.7%	3.0%	1.9%	3.2%
Mix	1.0%	2.6%	2.4%	2.5%
Average check	2.7%	5.6%	4.3%	5.7%

Transactions	(1.0)%	0.6%	(1.3)%	1.2%
Company-owned comparable net bakery-cafe sales growth	1.7%	6.2%	3.0%	6.9%

Results of Operations

Revenues

The following tables set forth revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Bakery-cafe sales, net	$505,428	$466,369	8.4%
Franchise royalties and fees	27,189	25,321	7.4%
Fresh dough and other product sales to franchisees	39,863	37,648	5.9%
Total revenues	$572,480	$529,338	8.2%

System-wide average weekly net sales	$45,999	$45,790	0.5%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Bakery-cafe sales, net	$1,523,985	$1,374,229	10.9%
Franchise royalties and fees	81,219	74,900	8.4%
Fresh dough and other product sales to franchisees	118,066	109,379	7.9%
Total revenues	$1,723,270	$1,558,508	10.6%

System-wide average weekly net sales	$47,053	$46,019	2.2%

The growth in total revenues for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to the opening of 123 new bakery-cafes system-wide since September 25, 2012 and the 1.3 percent and 2.8 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 24, 2013, respectively.

Bakery-cafe sales, net

The following tables set forth net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Bakery-cafe sales, net	$505,428	$466,369	8.4%
As a percentage of total revenues	88.3%	88.1%

Company-owned average weekly net sales	$46,239	$45,894	0.8%
Company-owned number of operating weeks	10,931	10,162	7.6%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Bakery-cafe sales, net	$1,523,985	$1,374,229	10.9%
As a percentage of total revenues	88.4%	88.2%

Company-owned average weekly net sales	$47,354	$46,149	2.6%
Company-owned number of operating weeks	32,182	29,778	8.1%

The increase in net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to the opening of 63 new Company-owned bakery-cafes since September 25, 2012 and the 1.7 percent and 3.0 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 24, 2013, respectively, partially offset by the closure of six Company-owned bakery-cafes since September 25, 2012. The increase in average weekly net sales for Company-owned bakery-cafes for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to average check growth that resulted from retail price increases and our category management initiatives, partially offset by a decline in transactions.

Franchise royalties and fees

The following tables set forth franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Franchise royalties	$26,774	$24,732	8.3%
Franchise fees	415	589	(29.5)%
Total	$27,189	$25,321	7.4%
As a percentage of total revenues	4.7%	4.8%

Franchise-operated average weekly net sales	$45,769	$45,692	0.2%
Franchise-operated number of operating weeks	11,439	10,719	6.7%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Franchise royalties	$79,849	$73,337	8.9%
Franchise fees	1,370	1,563	(12.3)%
Total	$81,219	$74,900	8.4%
As a percentage of total revenues	4.7%	4.8%

Franchise-operated average weekly net sales	$46,766	$45,897	1.9%
Franchise-operated number of operating weeks	33,656	31,705	6.2%

The increase in franchise royalty and fee revenues for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 were primarily due to the opening of 60 franchise-operated bakery-cafes since September 25, 2012 and the 0.9 percent and 2.6 percent increases in franchise-operated comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 24, 2013, respectively, partially offset by the closure of six franchise-operated bakery-cafes since September 25, 2012.

As of September 24, 2013, we had 886 franchise-operated bakery-cafes open and we had received commitments to open 121 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes on or before specific dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise alternative remedies to address defaults by franchisees, including those with respect to franchisee development obligations, compliance with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following tables set forth fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Fresh dough and other product sales to franchisees	$39,863	$37,648	5.9%
As a percentage of total revenues	7.0%	7.1%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Fresh dough and other product sales to franchisees	$118,066	$109,379	7.9%
As a percentage of total revenues	6.9%	7.0%

The increase in fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to the 0.9 percent and 2.6 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 24, 2013, respectively, and the opening of 60 franchise-operated bakery-cafes since September 25, 2012, partially offset by the closure of six franchise-operated bakery-cafes since September 25, 2012.

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

The following tables set forth cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Cost of food and paper products	$152,202	$139,250	9.3%
As a percentage of bakery-cafe sales, net	30.1%	29.9%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Cost of food and paper products	$454,790	$404,776	12.4%
As a percentage of bakery-cafe sales, net	29.8%	29.5%

The increase in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to a shift in product mix towards higher ingredient cost products.

In addition, for the thirteen and thirty-nine weeks ended September 24, 2013, there was an average of 75 and 73 bakery-cafes per fresh dough facility, respectively, compared to an average of 70 and 69 for the thirteen and thirty-nine weeks ended September 25, 2012, respectively.

The following tables set forth labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Labor expense	$151,786	$140,113	8.3%
As a percentage of bakery-cafe sales, net	30.0%	30.0%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Labor expense	$450,253	$410,887	9.6%
As a percentage of bakery-cafe sales, net	29.5%	29.9%

The decrease in labor expense as a percentage of net bakery-cafe sales for the thirty-nine weeks ended September 24, 2013 compared to the same period in fiscal 2012 was primarily a result of lower incentive compensation.

The following tables set forth occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Occupancy cost	$36,860	$33,230	10.9%
As a percentage of bakery-cafe sales, net	7.3%	7.1%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Occupancy cost	$108,714	$96,591	12.6%
As a percentage of bakery-cafe sales, net	7.1%	7.0%

The increase in occupancy cost as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily a result of modestly higher average occupancy costs in new bakery-cafes and higher real estate taxes.

The following tables set forth other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Other operating expenses	$73,846	$65,856	12.1%
As a percentage of bakery-cafe sales, net	14.6%	14.1%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Other operating expenses	$213,936	$187,555	14.1%
As a percentage of bakery-cafe sales, net	14.0%	13.6%

The increase in other operating expenses as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily a result of increased marketing expense and certain other controllable expenses, partially offset by improved leverage from higher comparable net bakery-cafe sales.

The following tables set forth fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Fresh dough and other product cost of sales to franchisees	$35,886	$34,041	5.4%
As a percentage of fresh dough and other product sales to franchisees	90.0%	90.4%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Fresh dough and other product cost of sales to franchisees	$103,083	$97,232	6.0%
As a percentage of fresh dough and other product sales to franchisees	87.3%	88.9%

The decrease in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from higher comparable net bakery-cafe sales.

The following tables set forth general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
General and administrative expenses	$28,837	$30,891	(6.6)%
As a percentage of total revenues	5.0%	5.8%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
General and administrative expenses	$86,887	$88,402	(1.7)%
As a percentage of total revenues	5.0%	5.7%

The decrease in general and administrative expenses as a percent of total revenues for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily due to lower incentive compensation and improved leverage from higher comparable net bakery-cafe sales.

Other (income) expense, net

Other (income) expense, net was $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended September 24, 2013 compared to $0.7 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended September 25, 2012. Other (income) expense, net for the thirteen weeks ended September 24, 2013 and September 25, 2012 was comprised of immaterial items.

Other (income) expense, net was $2.9 million of income, or 0.2 percent of total revenues, for the thirty-nine weeks ended September 24, 2013 compared to $1.4 million of expense, or 0.1 percent of total revenues, for the thirty-nine weeks ended September 25, 2012. Other (income) expense, net for the thirty-nine weeks ended September 24, 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and sales and use tax matters. Other (income) expense, net for the thirty-nine weeks ended September 25, 2012 was comprised of immaterial items.

Income Taxes

The following tables set forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Income taxes	$21,408	$22,529	(5.0)%
Effective tax rate	33.4%	38.2%

	For the 39 Weeks Ended		Percentage
	September 24, 2013	September 25, 2012	Change
Income taxes	$84,725	$75,629	12.0%
Effective tax rate	37.4%	38.3%

The decrease in the effective tax rate for both the thirteen and thirty-nine weeks ended September 24, 2013 compared to the same periods in fiscal 2012 was primarily driven by adjustments to previously recorded tax expense to reflect the refinement of estimates of certain state tax attributes to amounts in filed returns, and the settlement of tax audits as well as other normal tax adjustments.

Liquidity and Capital Resources

Cash and cash equivalents were $194.0 million at September 24, 2013 compared with $297.1 million at December 25, 2012. This decrease was primarily a result of $200.5 million of cash used for the repurchase of shares of our Class A common stock and $124.3 million of cash used for capital expenditures, partially offset by $211.5 million of cash generated from operations and $7.8 million from tax benefits from exercise of stock options during the thirty-nine weeks ended September 24, 2013. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily related to the cost of food and paper products, employee labor, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had working capital of $102.6 million at September 24, 2013 compared to $201.3 million at December 25, 2012. This decrease resulted primarily from a decrease in cash of $103.2 million, a decrease in deferred income taxes of $7.8 million, a decrease in prepaid expenses and other of $4.9 million, and a decrease in trade and other accounts receivable of $2.2 million, partially offset by a decrease of $20.2 million in accrued expenses, and other immaterial items. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future.

The following table sets forth our cash flows for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 24, 2013	September 25, 2012
Cash provided by (used in):
Operating activities	$211,511	$219,486
Investing activities	(124,678)	(153,236)
Financing activities	(190,013)	994
Net (decrease) increase in cash and cash equivalents	$(103,180)	$67,244

Operating Activities

Cash flows provided by operating activities for the thirty-nine weeks ended September 24, 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, the tax benefit from exercise of stock options, and an increase in the net deferred income tax liability, and decreases in prepaid expenses, trade and other accounts receivable, and deposits and other, and an increase in deferred rent, partially offset by decreases in accrued expenses, other long-term liabilities, and other immaterial items. Cash flows provided by operating activities for the thirty-nine weeks ended September 25, 2012 primarily resulted from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense, tax benefit from exercise of stock options, and a decrease in net deferred income tax liability, and increases in accrued expenses and deferred rent, and a decrease in trade and other accounts receivable, partially offset by an increase in prepaid expenses, a decrease in accounts payable, and other immaterial items.

Investing Activities

Investing activities for the thirty-nine weeks ended September 24, 2013 included additions to property and equipment of $124.3 million and acquisitions net of cash acquired of $2.4 million, partially offset by sale-leaseback transactions of $2.1 million. Investing activities for the thirty-nine weeks ended September 25, 2012 included additions to property and equipment of $105.3 million and acquisitions, net of cash acquired of $48.0 million.

Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs, which include investments in technology infrastructure. Capital expenditures for the periods indicated consisted of the following (in thousands):

	For the 39 Weeks Ended
	September 24, 2013	September 25, 2012
New bakery-cafe and fresh dough facilities	$69,262	$55,622
Bakery-cafe and fresh dough facility improvements	35,162	30,169
Other capital needs	19,910	19,494
Total	$124,334	$105,285

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

Financing Activities

Financing activities for the thirty-nine weeks ended September 24, 2013 included $200.5 million used to repurchase shares of our Class A common stock, partially offset by $7.8 million received from the tax benefit from exercise of stock options, $2.2 million received from the issuance of common stock, and $0.5 million received from the exercise of employee stock options. Financing activities for the thirty-nine weeks ended September 25, 2012 included $7.3 million received from the tax benefit from exercise of stock options, $3.2 million received from the exercise of employee stock options, and $1.9 million received from the issuance of common stock, partially offset by $11.3 million used to repurchase shares of our Class A common stock.

Share Repurchases
On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which share repurchases may be effected from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. During the thirty-nine weeks ended September 24, 2013, we repurchased 1,144,886 shares of our Class A common stock under the 2012 share repurchase authorization, at an average price of $169.02 per share, for an aggregate purchase price of approximately $193.5 million. During the thirty-nine weeks ended September 25, 2012, we repurchased 34,600 shares under the share repurchase authorization approved by our Board on November 17, 2009, at an average price of $144.24 per share, for an aggregate purchase price of approximately $5.0 million. The November 17, 2009 share repurchase authorization was terminated on August 23, 2012.

As of September 24, 2013, under the 2012 repurchase authorization, we had repurchased a total of 1,268,986 shares of our Class A common stock, at a weighted-average price of $168.24 per share, for an aggregate purchase price of approximately $213.5 million. We have approximately $386.5 million available under the existing $600.0 million 2012 repurchase authorization as of September 24, 2013. Subsequent to the repurchases during the thirty-nine weeks ended September 24, 2013, we repurchased an additional 432,300 shares of our Class A common stock, at a weighted-average price of $160.55 per share, for an aggregate purchase price of approximately $69.4 million as of October 22, 2013.

In addition, we have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirty-nine weeks ended September 24, 2013, we repurchased 40,018 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $172.94 per share for an aggregate purchase price of $6.9 million. During the thirty-nine weeks ended September 25, 2012, we repurchased 40,557 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $156.17 per share for an aggregate purchase price of $6.3 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility
On November 30, 2012, we terminated our Amended and Restated Credit Agreement, or the Prior Credit Agreement, dated March 7, 2008, by and among us, Bank of America, N.A., and other lenders party thereto. As of the date of termination, we had no loans outstanding and we were in compliance with all covenants under the Prior Credit Agreement.

On November 30, 2012, we entered into a new credit agreement, which we refer to as the Credit Agreement, with Bank of America, N.A. and the other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement. The proceeds from the credit facility will be used for general corporate purposes. As of September 24, 2013 and December 25, 2012, we had no balance outstanding under the Credit Agreement. As of September 24, 2013, we were in compliance with all covenants under the Credit Agreement.

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

Off-Balance Sheet Arrangements
As of September 24, 2013, we guaranteed the operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting standard for guarantees. These guarantees are primarily a result of the sales of bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from October 31, 2013 to September 30, 2027 and a potential amount of future rental payments of approximately $21.0 million as of September 24, 2013. Our obligation under these leases will generally continue to decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting standard for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 24, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 24, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, as filed with the SEC on February 15, 2013, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 24, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 24, 2013, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 26, 2013 - July 23, 2013	364	$191.12	—	$560,039,310
July 24, 2013 - August 27, 2013	734,769	172.02	697,600	440,078,663
August 28, 2013 - September 24, 2013	324,800	165.04	324,586	386,509,867
Total	1,059,933	$169.89	1,022,186	$386,509,867

(1)
Includes Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)	Number of Class A common stock shares that were repurchased under a Rule 10b5-1 Plan. See Part 1, Item 2. for further information regarding the share repurchase authorization.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	October 23, 2013	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 23, 2013	By:	/s/ ROGER C. MATTHEWS, JR.
Roger C. Matthews, Jr.
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	October 23, 2013	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
Vice President of Accounting, Associate Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document