Form 10-K
period 2013-12-31
PANERA BREAD CO
filed 2014-02-20
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on June 25, 2013, was $3,716,017,782.

As of February 18, 2014, the registrant had 26,344,580 shares of Class A Common Stock ($.0001 par value per share) and 1,381,865 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, plans, objectives, future earnings per share, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe,” “positioned,” “estimate,” “project,” “target,” “plan,” “goal,” “assumption,” “continue,” “intend,” “expect,” “future,” “anticipate,” and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,777 Company-owned and franchise-operated bakery-cafe locations in 45 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers per day at our first bakery-cafe to currently serving nearly 7.5 million customers per week system-wide. We are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are located in urban, suburban, strip mall, and regional mall locations. We feature high-quality food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread, we bake fresh bread every day. We are committed to providing great tasting, quality food that people can trust. Our bakery-cafes have a menu highlighted by flavorful, wholesome offerings, including chicken raised without antibiotics, whole grain bread, and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving. We strive to create new standards in everyday food choices, and our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally. In neighborhoods across the United States and in Ontario, Canada, our customers are drawn to our warm and welcoming environment, which features comfortable gathering areas, relaxing decor, and free Internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 31, 2013, our Company bakery-cafe operations segment consisted of 867 Company-owned bakery-cafes, located throughout the United States and in Ontario, Canada, and our franchise operations segment consisted of 910 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 31, 2013, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated), located throughout the United States and one in Ontario, Canada. In the fiscal year ended December 31, 2013, or fiscal 2013, our revenues were $2,385 million, consisting of $2,109 million of Company-owned net bakery-cafe sales, $113 million of franchise royalties and fees, and $163 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $2,175 million in fiscal 2013. See Note 18 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. As a result, our fiscal year ending December 31, 2013 had 53 weeks with the fourth quarter comprising 14 weeks. The fiscal years ended December 25, 2012 and December 27, 2011 each had 52 weeks.

Concept and Strategy
Bread is our platform and the entry point to the Panera experience at our bakery-cafes. It is the symbol of Panera quality and a reminder of Panera Warmth, a concept that reflects the totality of the experience our customer receives and can take home to share with friends and family. We strive to offer a memorable experience with superior customer service. Our associates are passionate about sharing their expertise and commitment with our customers. We strive to achieve what we call Concept Essence, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors. Concept Essence begins with artisan bread, quality products, and a warm, friendly, comfortable environment. It calls for each of our bakery-cafes to be a place customers can trust to serve high-quality food. Bread is our passion, soul, and expertise, and serves as the platform that makes all of our other food special.
We believe our competitive strengths include more than just great food and superior customer service. We are committed to creating an ambiance in our bakery-cafes and a culture within Panera that is warm, inviting, and embracing, and focus our investments on elevating this experience. We design each bakery-cafe to provide a distinctive environment, in many cases using fixtures and materials complementary to the neighborhood location of the bakery-cafe as a way to engage customers. The distinctive design and environment of our bakery-cafes are intended to offer an oasis from the rush of daily life, where our associates are trained to greet our customers by name and have the skills, expertise, and personalities to make each visit a delight. Many of our bakery-cafes incorporate the warmth of a fireplace and cozy seating areas or outdoor cafe seating, which facilitate the use of our bakery-cafes as a gathering spot. Our bakery-cafes are designed to visually reinforce the distinctive difference between our bakery-cafes and other bakery-cafes and restaurants. In addition, we believe that our MyPanera® loyalty program allows us to build deeper relationships with our customers and entice them to return to our bakery-cafes.
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, and take home, through both on-premise sales and off-premise Panera® Catering. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences, mood, and price. Our goal is to be the place worth crossing the street for to enjoy Panera food.
In addition to our in-bakery-cafe dining experience, we offer Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure that includes an on-line ordering system, and we believe it represents a growth opportunity for our business.
Menu
Our menu is designed to provide our customers with products our customers crave, built on the strength of our bakery expertise. We feature a menu which includes proprietary items prepared with high-quality, fresh ingredients, including our fresh-from-the-field romaine lettuce and tomatoes and our chicken raised without antibiotics, as well as unique recipes and toppings designed to provide appealing, flavorful products that we believe our customers crave. We include caloric information on our menu boards and printed menus in all of our Company-owned bakery-cafes.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups, freshly prepared and hand-tossed salads, pasta dishes, and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave. Product rollouts are integrated into periodic or seasonal menu rotations, referred to as “celebrations”. In our first celebration of 2013, we introduced a new Spinach Power Salad, an all-natural Bistro French Onion Soup, and a Fat-Free Superfruit Power Smoothie with Ginseng. In our second celebration, we expanded our pasta menu with three new pasta dishes: Rustic Penne Bolognese, Pesto Sacchettini, and Tortellini Alfredo. The Roasted Turkey & Sun-Dried Tomato Pesto Breakfast Sandwich and a new cheese babka were also added in our second celebration to help build on the success of our breakfast entrees. In our third celebration of 2013, our popular seasonal Strawberry Poppyseed Salad returned to our menu along with the new Shrimp Salad Roll, the Chilled Shrimp and Soba Noodle Salad, the Parmiago Pizza Bagel, and a Frozen Cherry Limeade. In our fourth celebration, we further expanded the pasta menu with Rigatoni San Marzano and also introduced the Vegetarian Autumn Squash Soup and the Roasted Turkey Harvest Wheatberry Salad. In our final celebration of the year, we introduced the Fontina Grilled Cheese Sandwich, the Country Style Mushroom with Truffle Soup, and a Signature Hot Chocolate with Chocolate Chip Marshmallows.

Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth and without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. We have made and continue to make significant investments to enhance our in-bakery-cafe foundational capabilities and to improve the quality of a customer's visit through enhancements in technology, equipment, and processes that should enable a better guest experience. To develop a strong connection with our customers, our bakery-cafes are staffed by skilled and engaging associates. Additionally, we believe high-quality restaurant management is critical to our long-term success and, as such, we provide detailed operations manuals and hands-on training to each of our associates. We train our associates both in small group and individual settings. Our systems have been created to educate our associates so each one is well prepared to respond to a customer’s questions and create a better dining experience. Furthermore, we believe our commitment to investing in staffing levels necessary to service growth in revenues, along with maintaining competitive compensation for our associates, is fundamental to our future success.
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, selected general managers and multi-unit managers may participate in a bonus program, which is based upon a percentage of the store profit of the bakery-cafes they operate, generally over a period of five years (subject to annual minimums and maximums). We believe the program’s multi-year approach improves operator quality and management retention, and creates team stability, which generally results in a higher level of consistency and customer service for a particular bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately 45 percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low rate of management turnover and operational improvements.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build brand recognition and awareness, but also to build deeper relationships with our customers who we believe will help promote our brand.
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, and the Internet. In addition, we market through a national cable television campaign as a way to reach a broader audience. During the first quarter of fiscal 2014, we will launch a national advertising campaign, with a greater focus in television, to increase media impressions as we strive to build deeper relationships with our customers. We believe our shift to a greater emphasis on national advertising will help us improve and increase recognition of our brand and competitive differentiation.
Our MyPanera customer loyalty program allows our customers to earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through their receipt of rewards and enticing them to return to our bakery-cafes. Further, MyPanera offers us valuable insight into the preferences of our customers to help us further refine our marketing message and menu design. At the end of fiscal 2013, approximately 16 million customers were enrolled in MyPanera, and during fiscal 2013, approximately 50 percent of our transactions in our bakery-cafes were attached to a MyPanera loyalty program card.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. For fiscal 2013, our franchise-operated bakery-cafes contributed 1.8 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 1.6 percent of their net sales on advertising in their respective markets. Under the terms of our franchise agreements, we have the ability to increase national advertising fund contributions from current levels up to a maximum of 2.6 percent of net sales. In support of the commencement of our national advertising campaign, in fiscal 2014, the national advertising fund contribution percentage will increase to the maximum of 2.6 percent of net sales but the marketing administration fee of 0.4 percent of net sales will remain unchanged. To balance the increase in the national advertising fund contribution percentage, the percent of net sales required to be spent on advertising in their respective markets will decrease to 0.8 percent of net sales in fiscal 2014. The national advertising fund and marketing administration contributions from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
We have established and may in the future establish local and/or regional advertising associations covering specific geographic regions for the purpose of promoting and advertising the bakery-cafes located in that geographic market. If we establish an advertising association in a specific market, the franchise group in that market is required to participate in and to contribute to the association, in accordance with the advertising association bylaws. Franchise contributions to the advertising association are credited towards the franchise groups’ required local advertising spending.

Capital Resources and Deployment of Capital
Our primary capital resource is cash generated by operations. We also have access to a $250 million credit facility. During fiscal 2013 we had no borrowings outstanding under the credit facility.
Our capital requirements, including development costs related to the opening or acquisition of additional Company-owned bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and investments in technology infrastructure to support ongoing strategic initiatives have been and will continue to be significant. However, we believe our cash flow from operations and available borrowings under our credit facility will be sufficient to fund our capital requirements for the foreseeable future.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes or through the acquisition of existing bakery-cafes from our franchisees or other similar restaurant or bakery-cafe concepts, such as our acquisition of Paradise Bakery & Café, Inc.
In evaluating potential new bakery-cafe locations, we study the surrounding trade area and demographics, and publicly available information on competitors. Based on this review and the use of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process in which we focus on occupancy and development costs in relation to the market. This process is designed to ensure we have an appropriate size bakery-cafe and deploy capital in the right market to generate desired returns.
Our concept has proved successful in different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,500 square feet as of December 31, 2013. We lease nearly all of our bakery-cafe locations and all of our fresh dough facilities. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost excluding capitalized development overhead for the 63 Company-owned bakery-cafes that opened in fiscal 2013 was approximately $1,050,000 per bakery-cafe.
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan, which we refer to as the 2009 repurchase authorization. During fiscal 2012, we repurchased 34,600 shares under the 2009 repurchase authorization, at an average price of $144.24 per share, for an aggregate purchase price of $5.0 million. During fiscal 2011, we repurchased 877,100 shares under the 2009 repurchase authorization, at an average price of $103.55 per share, for an aggregate purchase price of $90.8 million. On August 23, 2012, our Board of Directors terminated the 2009 repurchase authorization. Prior to its termination, we had repurchased an aggregate of 2,844,669 shares of our Class A common stock under the 2009 repurchase authorization, at a weighted-average price of $87.03 per share, for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, our Board of Directors approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2012 repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. During fiscal 2013, we repurchased 1,992,250 shares under the 2012 repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. During fiscal 2012, we repurchased 124,100 shares under the 2012 repurchase authorization, at an average price of $161.00 per share, for an aggregate purchase price of approximately $20.0 million. As of December 31, 2013, under the 2012 repurchase authorization, we have repurchased an aggregate of 2,116,350 shares, at a weighted-average price of $166.39 per share, for an aggregate purchase price of approximately $352.1 million. We have approximately $247.9 million available under the 2012 repurchase authorization.
In the past three fiscal years, we have acquired bakery-cafes from certain franchisees. In April 2013, we acquired one bakery-cafe from a Florida franchisee for a purchase price of approximately $2.7 million. In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee for a purchase price of approximately $48.0 million. In July 2011, we acquired five bakery-cafes from an Indiana franchisee for a purchase price of approximately $5.1 million. In April 2011, we acquired 25 bakery-cafes from our Milwaukee franchisee for a purchase price of approximately $41.9 million.

Franchise Operations
Our franchisees, which as of December 31, 2013, operated approximately 51 percent of our bakery-cafes, are comprised of 37 franchise groups with an average of approximately 25 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If all of these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 31, 2013, we had 910 franchise-operated bakery-cafes operating throughout the United States and in Ontario, Canada, and we have received commitments to open 117 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are generally established in our Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these planned bakery-cafes to open in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Pursuant to a typical ADA, we receive a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally five percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2013 were $112.6 million, or 4.7 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. We also provide, for a fee, limited information technology services to our franchise-operated bakery-cafes. As of December 31, 2013, we did not hold an equity interest in any of our franchise-operated bakery-cafes.
Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply on a daily basis dough for our fresh bread along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 31, 2013, we had 24 fresh dough facilities, 22 of which were Company-owned, including one located in Ontario, Canada, to support the 12 bakery-cafes located within that market.
Fresh dough is the key to our high-quality, artisan bread, and fresh produce is essential to our quality salads and sandwiches. We distribute fresh dough and produce through a leased fleet of temperature controlled trucks operated by our associates. As of December 31, 2013, we leased 220 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles.
Our bakers bake through the night, shaping, scoring, and finishing the dough by hand to bring our customers fresh-baked loaves, bagels, and sweet goods every morning. In addition, our bakers bake high volume products throughout the day to continue to deliver abundant amounts of the highest quality and freshest bread possible. We believe our fresh dough facilities have helped us and will continue to help us to maintain consistent food quality at our bakery-cafes.
We focus our growth in areas we believe allow us to continue to gain efficiencies through leveraging the fixed cost of the fresh dough facility structure. There are opportunities we may not be able to currently address with our traditional fresh dough facility structure. As a result, we may be required to construct additional fresh dough facilities or utilize alternative manufacturing and distribution processes consistent with our quality standards to address these needs.
Our supply chain management system is intended to provide bakery-cafes with high-quality food from reliable sources. We contract externally for the manufacture of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by our professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards utilizing unique recipes.

We use independent distributors to distribute our proprietary sweet goods products, and other materials to bakery-cafes. With the exception of products supplied directly by the fresh dough facilities, virtually all other food products and supplies for our bakery-cafes, including paper goods, coffee, and smallwares, are contracted by us and delivered by vendors to an independent distributor for delivery to the bakery-cafes. We maintain a list of approved suppliers and distributors from which we and our franchisees must select. We leverage our size and scale to improve the quality of our ingredients, improve purchasing efficiency, and negotiate purchase agreements, which includes purchasing commodities under agreements with terms generally ranging from one month to one year, usually at a fixed price, with most of our approved suppliers to achieve cost reduction for both us and our customers.
Management Information Systems
We believe technology is quickly becoming a differentiator in the restaurant business and we are committed to being a leader in technology that makes a difference to our customers by providing a greater degree of access and convenience. We have made and will continue to make substantial investments in technology designed to provide greater access for customers, increased operational capabilities and improvement in core enterprise systems.
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
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time, and are investing in enhanced back-of-house forecasting and labor scheduling systems to improve the effectiveness of these capabilities. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction counts, product mix, average check, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail and fresh dough facility associates and on-line baking instructions for our bakers.
Competition
We compete with a variety of national, regional and locally-owned food service companies, including specialty food, casual dining and quick-service restaurants, bakeries, and restaurant retailers. Our bakery-cafes compete in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, take home, and catering. We believe we are able to compete favorably against other food service providers through our convenient bakery-cafe locations, appealing environment, high-quality food, beverages, customer service, and marketing. Some of our competitors are larger than we are and have substantially greater financial resources than we do. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 31, 2013, we had approximately 40,100 total associates of whom 22,700 work, on average, at least 25 hours per week. Approximately 37,700 associates were employed in our bakery-cafe operations as bakers, managers, and associates, approximately 1,300 were employed in our fresh dough facility operations, and approximately 1,100 were employed in general or administrative functions, principally in our support centers. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to ensure the quality of our operations.
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
Corporate History and Additional Information
We are a Delaware corporation. Our principal offices are located at 3630 South Geyer Road, Suite 100, St. Louis, Missouri, 63127, and our telephone number is (314) 984-1000.
We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Internet address is www.panerabread.com. We make available at this address, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, we provide periodic investor relations updates and our corporate governance materials at our Internet address. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address solely as an inactive textual reference.

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
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. We rely on one supplier to deliver the majority of our non-dough ingredients and other products to our bakery-cafes two or three times per week, and we supply our bakery-cafes with fresh dough and certain other products on a daily basis. These frequent deliveries are susceptible to supply volatility as a result of adverse weather conditions, and any supply shortages or interruptions could adversely impact our operations. Additionally, we currently depend on a limited number of suppliers for several of our proteins, such as selected proteins raised without antibiotics, which are sold in most Company-owned and franchise-operated bakery-cafes. As there are few producers of proteins raised without antibiotics, it may be difficult or more costly for us to find alternative suppliers, if necessary.
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
The restaurant industry is highly competitive with respect to location, customer service, price, value, food quality, ambiance, and overall customer experience. We compete with national, regional, and locally owned food service companies, including specialty food, casual dining and quick-service restaurants, bakeries, and restaurant retailers. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and trends in the restaurant industry more quickly or effectively than we can. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees. If we are unable to successfully compete in our markets, we may be unable to sustain or increase our revenues and profitability.

Changes in customer tastes and preferences may reduce the frequency of their visits to our bakery-cafes or may cause them to cease paying our prices for high-quality food.
Our success depends in large part on our customers' continued belief that food made with high-quality ingredients, including selected proteins raised without antibiotics, and our artisan breads, is worth the prices charged at our bakery-cafes relative to the lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could result in decreased demand for our products or require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.
Increased advertising and marketing costs could negatively impact our profitability.
We expect our advertising expenses to continue to increase and we intend to dedicate greater resources to national advertising and marketing in the future. If new advertising and other marketing programs, including our digital advertising or national television advertising, do not result in increased net bakery-cafe sales or if the costs of advertising, media, or marketing increase greater than expected, our profitability could be materially adversely affected.
We expect to make substantial investments in our bakery-cafes and corporate offices in fiscal 2014 and in the future in an effort to improve bakery-cafe throughput to prepare for increased transactions, enable a better customer experience by affording greater access for customers, improve our in-bakery-cafe operational capabilities, and improve our core enterprise systems.
Operational excellence and the continued improvement of our customer experience are among our highest priorities. As a result, we expect to make significant investments during fiscal 2014 and going forward in technology, operational tools, and related systems, as well as the labor necessary to support this technology, in areas designed to positively impact the way in which our customers interact with us. This will include, but is not limited to, the ordering process, food production and through the delivery of food to the customer. Our inability to accurately predict the costs and rollout of such initiatives across our system or our failure to generate revenue and corresponding profits from such activities and investments could negatively impact our financial results.
Economic conditions in the United States and globally could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources as well as that of our suppliers.
As our business depends upon consumer discretionary spending, our financial results are sensitive to broader macroeconomic conditions. Our customers may make fewer discretionary purchases as a result of, for example, unemployment, increased fuel and energy costs, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction counts, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases by our customers or our customers' preferences to trade down to lower priced products on our menu will negatively impact our financial performance. If negative economic conditions persist for an extended period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. Additionally, financial difficulties experienced by our suppliers could result in product delays or shortages. Although there has been some improvement in certain economic indicators, the ability of the United States economy to continue to recover from these challenging economic conditions is likely to be affected by several national and global factors that are outside of our control.
Changes in food and supply costs could adversely affect our consolidated results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. In the past, we have generally been able to recover inflationary cost and commodity price increases for, among other things, fuel, proteins, dairy, produce, wheat, tuna, and cream cheese through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and economic factors and competitive pressures may limit our ability to recover fully such cost increases. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, increased volatility in certain commodity markets, including those for wheat, proteins, or produce, could have an adverse effect on our consolidated results of operations if we are unable to increase menu prices to cover such ingredient price increases. We could also be adversely affected by price increases specific to proteins we have chosen due to their specific quality profile or related criteria (e.g. proteins raised without antibiotics), the markets for which are generally smaller and more concentrated than the markets for other commodity food products.

Disruptions or supply issues in our fresh dough facilities could adversely affect our business and consolidated results of operations.
We operate 22 Company-owned fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes. Our fresh dough and other product distribution system delivers fresh dough and other products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of, or distribution from any of our fresh dough facilities, including due to weather conditions, technical or labor difficulties, destruction of, or damage to the vehicle fleet or facilities, could result in a shortage of fresh dough and other products at our bakery-cafes, and, depending on its extent and duration, have a material adverse effect on our business and consolidated results of operations.
Additionally, given that we rely on trucks for the delivery of items from our fresh dough facilities, any increased costs and distribution issues related to fuel could also materially adversely impact our business and consolidated results of operations.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in most of our Company-owned and franchise-operated bakery-cafes in the United States. Additionally, we distribute a number of fresh produce products provided from our suppliers through our fresh dough facility system. Although we believe we have adopted adequate quality assurance and other procedures to ensure the production and distribution of quality products and ingredients, we may be subject to allegations regarding quality, health, or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation could be costly and the results uncertain.
Security breaches of confidential customer information or personal employee information may adversely affect our business.
Each year, we engage in millions of transactions with our customers. The majority of our bakery-cafe sales are by credit or debit cards. In connection with credit card sales, we and our franchisees transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and we and our franchisees' security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a third party is able to circumvent these security measures, he or she could destroy or steal information or disrupt our operations. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. If we or our franchisees are unable to protect our customers' credit card data, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
We also maintain certain personal information regarding our employees. If a third party is able to circumvent the security measures intended to protect our customer or employee private data, he or she could destroy or steal information or disrupt our operations, which could significantly harm our reputation or result in litigation against us or the imposition of penalties.
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and consolidated financial results.
Our business depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance that we will be able to implement these important strategic initiatives or that these strategic initiatives will deliver on their intended results, which could in turn adversely affect our business.
These strategic initiatives include:

•	introducing new menu items and improving existing items consistent with customer tastes and expectations;

•	balancing unit growth while meeting target returns on invested capital for locations;

•	identifying alternative formats for our bakery-cafes to enable us to open locations in more diverse locations;

•	investing in technology and systems designed to enable our managers to focus their energy on the customer and improve the customer experience in our bakery-cafes;

•
increasing brand awareness through greater investment in marketing and advertising, including increased digital advertising and national television advertising and continued leveraging of our MyPanera loyalty program;

•	investing in labor and the related management tools to meet the demands necessary to maximize throughput and capacity in our bakery-cafes;

•	simplifying our operating procedures to facilitate the operation of a high volume bakery-cafe; and

•	investing in technology designed to drive demand, increase transaction counts and frequency in our bakery-cafes.
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
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	competition for restaurant sites;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to negotiate favorable economic and business terms;

•	our ability to secure required governmental approvals and permits and comply with applicable zoning, land use, and environmental regulations; and

•	shortages of construction materials and labor.
Our growth strategy also includes continued development of bakery-cafes through franchising. At December 31, 2013, approximately 51 percent of our bakery-cafes were operated by franchisees (910 franchise-operated bakery-cafes out of a total of 1,777 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
As noted above, identifying and securing an adequate supply of suitable new bakery-cafe sites presents significant challenges because of the intense competition for those sites in our target markets, and increasing development and leasing costs. This may be especially true as we continue to expand into more urban locations. Further, any restrictions or limitations of credit markets may require developers to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results.
Our success in part depends on the success of our franchisees business.
Our success depends in part on the operations of our franchisees. While we provide training and support to, and monitor the operations of, our franchisees, the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We strive to ensure our customers have the same experience at Company-owned bakery-cafes and franchise-operated bakery-cafes. Our customers may attribute to us problems which originate with one of our franchisees, particularly those affecting the quality of the service experience, food safety, litigation or compliance with laws and regulations, thus damaging our reputation and brand value and potentially adversely affecting our results of operations.
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
Our growth strategy includes selectively opening bakery-cafes in Canada and urban areas where we may have limited operating experience. Accordingly, there can be no assurance that a bakery-cafe opened in such areas will have similar operating results, including average weekly net sales, as our existing bakery-cafes. New markets may not perform as expected or may take longer to reach planned operating levels, if ever. Operating results or overall bakery-cafe performance in these areas could vary as a result of higher construction, occupancy, or general operating costs, a lack of familiarity with our brand which may require us to build local brand awareness, differing demographics, consumer tastes, and spending patterns, and variable competitive environments. Additional expenses attributable to costs of delivery from our fresh dough facilities may exceed our expectations in areas that are not currently served by those facilities.
Our growth strategy also includes opening bakery-cafes in existing markets to increase our penetration rate in those markets. While we do not intend to open new bakery-cafes that substantially cannibalize the sales of existing bakery-cafes, there can be no assurance that such sales impact will not occur or become more significant in the future as we increase our presence in existing markets.
Damage to our brands or reputation could negatively impact our business.
Our success depends substantially on the value of our brands and our reputation for offering high-quality food and a memorable experience with superior customer service. Our brands have been highly rated in annual consumer surveys and have received high recognition in industry publications. We believe that we must protect and grow the value of our brands through our Concept Essence to differentiate ourselves from our competitors and continue our success. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value and have an adverse effect on our business.
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
Loss of senior management could adversely affect our future success.
Our success depends on the services of our senior management, all of whom are “at will” employees. The loss of a member of senior management could have an adverse impact on our business or the financial market’s perception of our ability to continue to grow.
Increased labor costs or difficulties in recruiting the right associates could adversely affect our future results.
Our success depends, in part, on our continuing ability to hire, train, motivate, and retain qualified associates in our bakery-cafes, fresh dough facilities, and support centers in a competitive labor market. Our failure to do so could result in higher associate turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
We have limited operating experience in Canada and we may be exposed to uncertainties and risks that could negatively impact our consolidated results of operations.
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
In addition, new government initiatives or changes to existing laws, such as the adoption and implementation of national, state, or local government proposals relating to increases in minimum wage rates, may increase our costs of doing business and adversely affect our results of operations.
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
In the ordinary course of our business, we have been, and we expect that in the future we will be, subject to complaints and litigation alleging that we are responsible for customer illness or injury suffered during or after a visit to one of our Company-owned bakery-cafes or franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content or allergens, advertising claims or personal injury claims. In addition, from time to time, we are subject to litigation by employees, investors, franchisees, and others through private actions, class actions or other forums, including those alleging violations of various federal and state wage and hour laws regarding, among other things, overtime eligibility and failure to pay for all hours worked. The outcome of litigation, particularly class actions and regulatory actions, is inherently difficult to assess or quantify, and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations.
Our failure or inability to protect our trademarks or other proprietary rights could adversely affect our business and competitive position.
We believe that our intellectual property and confidential and proprietary information are essential to our business and competitive position. Our trademarks, copyrights, service marks, trade secrets, confidential and proprietary information, and other intellectual property rights, are key components of our operating and marketing strategies. Although we have taken steps to protect our brand, intellectual property, and confidential and proprietary information, these steps may not be adequate. Unauthorized usage or imitation by others could harm our image, brand, or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We do not believe that our trademarks, menu offerings or newly developed technology platforms related to our initiatives designed to improve bakery-cafe throughput, customer experience and greater access for our customers, infringe upon the proprietary rights of third parties.  An infringement claim, whether or not it has merit, could be time-consuming to defend against, result in costly litigation, cause delays or suspensions in marketing or introducing new menu items in the future or the rollout of initiatives such as those noted above, or require us to enter into royalty or licensing agreements.  As a result, any such claim could have a material adverse effect on our business, consolidated financial condition and results of operations.
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

Unforeseen weather may disrupt our business.
Unforeseen natural disasters, such as earthquakes, hurricanes, or other adverse weather and climate conditions, could disrupt our operations or those of our franchisees, or suppliers. For example, in 2012, Hurricane Sandy resulted in the temporary closing of 60 Company-owned bakery-cafes and 112 franchise-operated bakery-cafes along the east coast. These events could reduce traffic in our bakery-cafes, make it difficult or impossible for bakery-cafes to receive deliveries of ingredients or other products, and otherwise impede our or our franchisees’ ability to continue business operations in a manner consistent with the level and extent of business activities prior to the occurrence of the unexpected weather, which in turn may materially and adversely impact our business and operating results.
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
As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average weekly sales or comparable bakery-cafe sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. We believe the market price of our common stock reflects high market expectations for our future operating results. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.
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
A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic occurs, depending upon its duration, location, and severity, our business could be severely affected. Generally, we are viewed by our customers as a high-quality, friendly, all day destination where people can gather with family, friends, and business colleagues. Customers may avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of ingredients and products in our supply chain and by causing staffing shortages in our bakery-cafes.
Regional factors could negatively impact our consolidated results of operations.
There are several states in which we, our franchisees, or both, own and operate a significant number of bakery-cafes. As a result, the economic conditions, state and local laws, government regulations, and weather conditions affecting those particular states, or a geographic region generally, may have a material impact upon our consolidated results of operations.
If we are unable to continue to repurchase our stock consistent with investor expectations, our EPS growth rate and stock price may be negatively affected.
The stock repurchase program could require the use of a significant portion of or exceed our cash flow. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future or to borrow money from available lending sources. Any failure to repurchase stock following an announcement of our intention to do so could negatively impact our earnings per share growth rate and potentially our stock price.
The pending implementation of recent changes to healthcare laws in the United States may significantly increase our healthcare costs and negatively impact our financial results.
We offer eligible U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. While recently delayed, the changes to the U.S. healthcare laws, once effective, may lead some eligible employees who currently do not participate in our healthcare plans to enroll for coverage and may result in some currently ineligible employees becoming eligible and enrolling for coverage. Such changes in the law include the imposition of a penalty on an individual who does not obtain healthcare coverage, penalties for employers who do not offer affordable coverage to certain employees and provisions making certain individuals who can obtain employer coverage ineligible for healthcare premium tax subsidies that would otherwise be available in connection with the purchase of coverage through an exchange. If a significant number of employees who do not currently participate in our subsidized healthcare plans enroll as a result of the changes in law, our healthcare costs may increase significantly and negatively impact our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The average size of a Company-owned bakery-cafe as of December 31, 2013 was approximately 4,500 square feet. The square footage of each of our fresh dough facilities is provided below. We lease nearly all of our bakery-cafe locations, fresh dough facilities, and support centers. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. See Note 2 to the consolidated financial statements for further information on our accounting for leases.

The square footage of our Company-owned leased fresh dough facilities as of December 31, 2013 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,800
Atlanta, GA	26,000
Beltsville, MD	35,700
Chandler, AZ	7,500
Chicago, IL	52,000
Cincinnati, OH	22,300
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	50,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,500
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	20,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	23,800
Ontario, Canada	16,000

(1)	Total square footage includes approximately 20,000 square feet utilized for tuna and cream cheese production.

As of December 31, 2013, 1,777 bakery-cafes operated in the following locations:

Location	Company-Owned Bakery-Cafes	Franchise-Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	16	3	19
Arizona	32	9	41
Arkansas	—	9	9
California	68	81	149
Colorado	—	35	35
Connecticut	18	15	33
Delaware	—	6	6
Florida	59	101	160
Georgia	19	27	46
Illinois	76	34	110
Indiana	38	—	38
Iowa	3	17	20
Kansas	—	20	20
Kentucky	19	3	22
Louisiana	—	5	5
Maine	—	6	6
Maryland	—	51	51
Massachusetts	31	38	69
Michigan	51	19	70
Minnesota	23	3	26
Mississippi	—	1	1
Missouri	46	25	71
Nebraska	13	2	15
Nevada	—	6	6
New Hampshire	—	10	10
New Jersey	43	12	55
New Mexico	5	—	5
New York	48	48	96
North Carolina	34	15	49
North Dakota	2	—	2
Ohio	9	114	123
Oklahoma	—	18	18
Oregon	7	—	7
Pennsylvania	29	59	88
Rhode Island	—	8	8
South Carolina	9	8	17
South Dakota	2	—	2
Tennessee	16	19	35
Texas	21	47	68
Utah	—	8	8
Vermont	5	—	5
Virginia	66	12	78
Washington	24	—	24
West Virginia	—	9	9
Wisconsin	24	2	26
District of Columbia	4	—	4
Ontario, Canada	7	5	12
	867	910	1,777
Included in the number of Company-owned bakery-cafes is one takeout and delivery concept unit. Excluded from the number of Company-owned bakery-cafes are six catering-only units, referred to as catering hubs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims, and litigation that arise in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows, financial position or brand.

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

	For the fiscal year ended
	December 31, 2013		December 25, 2012
	High	Low	High	Low
First Quarter	$166.53	$155.00	$164.71	$136.19
Second Quarter	$193.82	$163.76	$162.33	$140.19
Third Quarter	$190.71	$164.02	$172.85	$136.45
Fourth Quarter	$178.92	$153.15	$173.10	$156.64

On February 18, 2014, the last sale price for our Class A common stock, as reported on the Nasdaq Global Select Market, was $173.18. As of February 18, 2014, we had 1,199 holders of record of our Class A common stock and 26 holders of record of our Class B common stock.
Dividend Policy
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Share Repurchases
On August 23, 2012, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. This repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. During fiscal 2013, we repurchased 1,992,250 shares under this share repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. We have repurchased an aggregate of 2,116,350 shares of our Class A common stock cumulatively under this share repurchase authorization, at a weighted-average price of $166.39 per share, for an aggregate purchase price of approximately $352.1 million. We have approximately $247.9 million available under the existing $600 million repurchase authorization.
During the fourth quarter of fiscal 2013, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Weight-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Program
September 25, 2013 - October 22, 2013	395,110	$160.82	395,100	$322,971,569
October 23, 2013 - November 26, 2013	314,573	$161.33	313,000	$272,488,692
November 27, 2013 - December 31, 2013	139,264	$176.86	139,264	$247,859,138
Total	848,947	$163.64	847,364	$247,859,138

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

(2)	Number of Class A common stock shares that were repurchased under a Rule 10b5-1 Plan, as described above.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 31, 2013	December 25, 2012	December 27, 2011	December 28, 2010	December 29, 2009
Revenues:
Bakery-cafe sales, net	$2,108,908	$1,879,280	$1,592,951	$1,321,162	$1,153,255
Franchise royalties and fees	112,641	102,076	92,793	86,195	78,367
Fresh dough and other product sales to franchisees	163,453	148,701	136,288	135,132	121,872
Total revenues	2,385,002	2,130,057	1,822,032	1,542,489	1,353,494
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$625,622	$552,580	$470,398	$374,816	$337,599
Labor	625,457	559,446	484,014	419,140	370,595
Occupancy	148,816	130,793	115,290	100,970	95,996
Other operating expenses	295,539	256,029	216,237	177,059	155,396
Total bakery-cafe expenses	1,695,434	1,498,848	1,285,939	1,071,985	959,586
Fresh dough and other product cost of sales to franchisees	142,160	131,006	116,267	110,986	100,229
Depreciation and amortization	106,523	90,939	79,899	68,673	67,162
General and administrative expenses	123,335	117,932	113,083	101,494	83,169
Pre-opening expenses	7,794	8,462	6,585	4,282	2,451
Total costs and expenses	2,075,246	1,847,187	1,601,773	1,357,420	1,212,597
Operating profit	309,756	282,870	220,259	185,069	140,897
Interest expense	1,053	1,082	822	675	700
Other (income) expense, net	(4,017)	(1,208)	(466)	4,232	273
Income before income taxes	312,720	282,996	219,903	180,162	139,924
Income taxes	116,551	109,548	83,951	68,563	53,073
Net income	196,169	173,448	135,952	111,599	86,851
Less: net (loss) income attributable to noncontrolling interest	—	—	—	(267)	801
Net income attributable to Panera Bread Company	$196,169	$173,448	$135,952	$111,866	$86,050
Earnings per common share attributable to Panera Bread Company:
Basic	$6.85	$5.94	$4.59	3.65	$2.81
Diluted	$6.81	$5.89	$4.55	$3.62	$2.78
Weighted average shares of common and common equivalent shares outstanding:
Basic	28,629	29,217	29,601	30,614	30,667
Diluted	28,794	29,455	29,903	30,922	30,979
Consolidated balance sheet data:
Cash and cash equivalents	$125,245	$297,141	$222,640	$229,299	$246,400
Prepaid expenses and other	43,064	42,223	31,228	23,905	16,211
Property and equipment, net	669,409	571,754	492,022	444,094	403,784
Total assets	1,180,862	1,268,163	1,027,322	924,581	837,165
Current liabilities	303,325	277,540	238,334	211,516	142,259
Long-term liabilities	177,645	168,704	133,912	117,457	97,870
Stockholders’ equity	699,892	821,919	655,076	595,608	597,036
Franchisee revenues (2)	$2,175,155	$1,981,674	$1,828,188	$1,802,116	$1,640,309
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	4.5%	6.5%	4.9%	7.5%	2.4%
Franchise-operated bakery-cafes	3.9%	5.0%	3.4%	8.2%	2.0%
Bakery-cafe data:
Company-owned bakery-cafes open	867	809	740	662	585
Franchise-operated bakery-cafes open	910	843	801	791	795
Total bakery-cafes open	1,777	1,652	1,541	1,453	1,380

(1)	The fiscal year ended December 31, 2013, or fiscal 2013, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

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

(3)
Comparable net bakery-cafe sales for fiscal 2013 contained 53 weeks of sales, with an impact of approximately $28.3 million and $30.5 million of sales in the additional week for Company-owned and franchise-operated base store bakery-cafes, respectively. Adjusted to reflect a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013), Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales for the fiscal year ended December 31, 2013, or fiscal 2013, would have been approximately 2.6 percent, 2.0 percent, and 2.3 percent, respectively.

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
Our fiscal year ends on the last Tuesday in December. As a result, our fiscal year ending December 31, 2013 had 53 weeks with the fourth quarter comprising 14 weeks. The fiscal years ended December 25, 2012 and December 27, 2011 each had 52 weeks.

We include in this report information on Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales percentages. Bakery-cafes in our comparable net bakery-cafe sales percentages include those bakery-cafes with an open date prior to the first day of our prior fiscal year, which we refer to as our base store bakery-cafes. Company-owned comparable net bakery-cafe sales percentages are based on net sales from Company-owned base store bakery-cafes. Franchise-operated comparable net bakery-cafe sales percentages are based on net sales from franchise-operated base store bakery-cafes, as reported by franchisees. System-wide comparable net bakery-cafe sales percentages are based on net sales at Company-owned and franchise-operated base store bakery-cafes. Acquired Company-owned and franchise-operated bakery-cafes and other restaurant or bakery-cafe concepts are included in our comparable net bakery-cafe sales percentages only if we or our franchisee previously held or acquired a 100 percent ownership interest prior to the first day of our prior fiscal year. Comparable net bakery-cafe sales exclude closed locations.
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
We also include in this report information on Company-owned, franchise-operated, and system-wide average weekly net sales. Average weekly net sales are calculated by dividing total net sales in the period by operating weeks in the fiscal period. Accordingly, year-over-year results reflect sales for all locations, whereas comparable net bakery-cafe sales exclude closed locations and are based on sales only from our base store bakery-cafes. New stores typically experience an opening “honeymoon” period during which they generate higher average weekly net sales in the first 12 to 16 weeks after opening, after which customers “settle-in” to normal usage patterns. On average, average weekly net sales during the “settle-in” period are five percent to 10 percent less than during the “honeymoon” period. As a result, year-over-year results of average weekly net sales are generally lower than the results in comparable net bakery-cafe sales. This results from the relationship of the number of bakery-cafes in the “honeymoon” period, the number of bakery-cafes in the “settle-in” period, and the number of bakery-cafes in the comparable bakery-cafe base.
Executive Summary of Results
In fiscal 2013, we earned $6.81 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.2 percent (growth of 4.5 percent for Company-owned bakery-cafes and growth of 3.9 percent for franchise-operated bakery-cafes), which included the impact of the additional week in fiscal 2013, a 53 week year; system-wide average weekly net sales increased 1.6 percent to $47,403 ($47,741 for Company-owned bakery-cafes and $47,079 for franchise-operated bakery-cafes); 133 new bakery-cafes opened system-wide (63 Company-owned bakery-cafes and 70 franchise-operated bakery-cafes); and eight bakery-cafes closed system-wide (six Company-owned bakery-cafes and two franchise-operated bakery-cafes). Our fiscal 2013 earnings of $6.81 per diluted share included a favorable impact of $0.14 per diluted share from the repurchase in fiscal 2013 of 1,992,250 shares under our share repurchase authorization we approved in 2012, or our 2012 share repurchase authorization, a favorable impact of $0.13 per diluted share for adjustments recorded in the fiscal quarter ended September 24, 2013 to previously recorded tax expense to reflect the refinement of estimates of certain state tax attributes to amounts in filed returns and the settlement of tax audits, and approximately $0.13 of earnings per diluted share for the additional week in fiscal 2013.
In the fiscal quarter ended December 31, 2013, we earned $1.96 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 8.1 percent (growth of 8.7 percent for Company-owned bakery-cafes and growth of 7.5 percent for franchise-operated bakery-cafes), which included the impact of the additional week in the fiscal quarter ended December 31, 2013, a 14 week quarter; system-wide average weekly net sales decreased 0.5 percent to $48,340 ($48,781 for Company-owned bakery-cafes and $47,919 for franchise-operated bakery-cafes); 42 new bakery-cafes opened system-wide (18 Company-owned bakery-cafes and 24 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed. Our fiscal quarter ended December 31, 2013 earnings of $1.96 per diluted share included approximately $0.13 of earnings per diluted share for the additional week in fiscal 2013 and a favorable impact of $0.04 per diluted share from the repurchase of 847,364 shares under our 2012 share repurchase authorization in the fiscal quarter ended December 31, 2013.
In fiscal 2012, we earned $5.89 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 5.7 percent (growth of 6.5 percent for Company-owned bakery-cafes and growth of 5.0 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.3 percent to $46,676 ($46,836 for Company-owned bakery-cafes and $46,526 for franchise-operated bakery-cafes); 123 new bakery-cafes opened system-wide (59 Company-owned bakery-cafes and 64 franchise-operated bakery-cafes); and 12 bakery-cafes closed system-wide (six Company-owned bakery-cafes and six franchise-operated bakery-cafes). Our fiscal 2012 earnings of $5.89 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 158,700 shares under our 2012 share repurchase authorization and the share repurchase authorization we approved in 2009, or our 2009 share repurchase authorization.
In fiscal 2011, we earned $4.55 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 4.0 percent (growth of 4.9 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.4 percent to $44,313 ($44,071 for Company-owned bakery-cafes and $44,527 for franchise-operated bakery-cafes); 112 new bakery-cafes opened system-wide (53 Company-owned bakery-cafes and 59 franchise-operated bakery-cafes); and 24 bakery-cafes closed system-wide (three Company-owned bakery-cafes and 21 franchise-operated bakery-cafes, which included 13 Paradise cafes that de-identified from the brand). Our fiscal 2011 earnings of $4.55 per diluted share included a charge of $0.10 per diluted share for a legal matter and a favorable impact of $0.05 per diluted share from the repurchase of 877,100 shares under our 2009 share repurchase authorization.
Consolidated Statements of Comprehensive Income Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Revenues:
Bakery-cafe sales, net	88.4%	88.2%	87.4%
Franchise royalties and fees	4.7	4.8	5.1
Fresh dough and other product sales to franchisees	6.9	7.0	7.5
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.7%	29.4%	29.5%
Labor	29.7	29.8	30.4
Occupancy	7.1	7.0	7.2
Other operating expenses	14.0	13.6	13.6
Total bakery-cafe expenses	80.4	79.8	80.7
Fresh dough and other product cost of sales to franchisees (2)	87.0	88.1	85.3
Depreciation and amortization	4.5	4.3	4.4
General and administrative expenses	5.2	5.5	6.2
Pre-opening expenses	0.3	0.4	0.4
Total costs and expenses	87.0	86.7	87.9
Operating profit	13.0	13.3	12.1
Interest expense	—	0.1	—
Other (income) expense, net	(0.2)	(0.1)	—
Income before income taxes	13.1	13.3	12.1
Income taxes	4.9	5.1	4.6
Net income	8.2%	8.1%	7.5%

Other comprehensive (loss) income	—	—	—
Comprehensive income	8.2%	8.2%	7.5%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Number of bakery-cafes:
Company-owned:
Beginning of period	809	740	662
Bakery-cafes opened	63	59	53
Bakery-cafes closed	(6)	(6)	(3)
Bakery-cafes acquired from franchisees (1)	1	16	30
Bakery-cafes sold to a franchisee (2)	—	—	(2)
End of period	867	809	740
Franchise-operated:
Beginning of period	843	801	791
Bakery-cafes opened	70	64	59
Bakery-cafes closed (3)	(2)	(6)	(21)
Bakery-cafes acquired by Company (1)	(1)	(16)	(30)
Bakery-cafes sold by Company (2)	—	—	2
End of period	910	843	801
System-wide:
Beginning of period	1,652	1,541	1,453
Bakery-cafes opened	133	123	112
Bakery-cafes closed	(8)	(12)	(24)
End of period	1,777	1,652	1,541

(1)
In April 2013, we acquired one bakery-cafe from a Florida franchisee. In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee. In July 2011, we acquired five bakery-cafes from an Indiana franchisee. In April 2011, we acquired 25 bakery-cafes from our Milwaukee franchisee.

(2)	In February 2011, we sold two bakery-cafes in the Dallas, Texas market to an existing franchisee.

(3)	In June 2011, the franchise agreements for 13 franchise-operated Paradise bakery-cafes were mutually terminated and the bakery-cafes de-identified from the Paradise brand.
Comparable Net Bakery-cafe Sales
Comparable net bakery-cafe sales growth for the fiscal periods indicated were as follows:

	For the fiscal year ended (1)
	December 31, 2013	December 25, 2012	December 27, 2011
Company-owned	4.5%	6.5%	4.9%
Franchise-operated	3.9%	5.0%	3.4%
System-wide	4.2%	5.7%	4.0%

(1)
Comparable net bakery-cafe sales for fiscal 2013 contained 53 weeks of sales, with an impact of approximately $28.3 million and $30.5 million of net bakery-cafe sales in the additional week for Company-owned and franchise-operated base store bakery-cafes, respectively. Adjusted to reflect a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013), Company-owned, franchise-operated, and system-wide comparable net bakery-cafe sales for the fiscal year ended December 31, 2013, or fiscal 2013, would have been approximately 2.6 percent, 2.0 percent, and 2.3 percent, respectively.

The following table summarizes the composition of comparable Company-owned net bakery-cafe sales growth for the periods indicated:

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Price	1.8%	3.0%	2.9%
Mix	2.2%	2.7%	0.2%
Average check	4.0%	5.7%	3.1%

Transactions	0.5%	0.8%	1.8%
Company-owned comparable net bakery-cafe sales growth	4.5%	6.5%	4.9%

As noted, adjusted to reflect a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013), Company-owned comparable net bakery-cafe sales growth for fiscal 2013 would have been approximately 2.6 percent. This Company-owned comparable net bakery-cafe sales growth was comprised of year-over-year average check growth of 3.8 percent and transaction decline of 1.2 percent. Average check growth was comprised of retail price increases of approximately 1.8 percent and positive mix impact of approximately 2.0 percent. This transaction decline in fiscal 2013 was due to a variety of factors, including, but not limited to, intensified competition, operational issues impacting the customer experience, a continued challenging consumer environment, and severe weather. Price growth in fiscal 2013 was modest as compared to the prior fiscal years due to lower commodity inflation. Mix growth in fiscal 2013 was modest as compared to fiscal 2012 due, in part, to slower catering sales growth in fiscal 2013.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Bakery-cafe sales, net	$2,108,908	$1,879,280	$1,592,951	12.2%	18.0%
Franchise royalties and fees	112,641	102,076	92,793	10.4%	10.0%
Fresh dough and other product sales to franchisees	163,453	148,701	136,288	9.9%	9.1%
Total revenue	$2,385,002	$2,130,057	$1,822,032	12.0%	16.9%

System-wide average weekly net sales	$47,403	$46,676	$44,313	1.6%	5.3%
The growth in total revenues in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 133 new bakery-cafes system-wide in fiscal 2013, the impact of the additional week in fiscal 2013, which contributed total revenues of approximately $35.0 million, and the 2.3 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2013, which reflects a comparative 53 week period in fiscal 2012, partially offset by the closure of eight bakery-cafes system-wide in fiscal 2013.
The growth in total revenues in fiscal 2012 compared to the prior fiscal year was primarily due to the opening of 123 new bakery-cafes system-wide in fiscal 2012 and to the 5.7 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2012, partially offset by the closure of 12 bakery-cafes system-wide in fiscal 2012.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Bakery-cafe sales, net	$2,108,908	$1,879,280	$1,592,951	12.2%	18.0%
As a percentage of total revenue	88.4%	88.2%	87.4%

Company-owned average weekly net sales	$47,741	$46,836	$44,071	1.9%	6.3%
Company-owned number of operating weeks	44,173	40,125	36,140	10.1%	11.0%

The increase in net bakery-cafe sales in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 63 new Company-owned bakery-cafes, the impact of the additional week in fiscal 2013, which contributed net bakery-cafe sales of approximately $29.8 million, and the 2.6 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2013, which reflects a comparative 53 week period in fiscal 2012, partially offset by the closure of six Company-owned bakery-cafes.

The increase in net bakery-cafe sales in fiscal 2012 compared to the prior fiscal year was primarily due to the opening of 59 new Company-owned bakery-cafes, the acquisition of 16 franchise-operated bakery-cafes, and the 6.5 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2012, partially offset by the closure of six Company-owned bakery-cafes.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2013 compared to the prior fiscal year was primarily due to average check growth that resulted from retail price increases and our category management initiatives.
The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2012 compared to the prior fiscal year was primarily due to the above noted average check growth that resulted from retail price increases and our category management initiatives.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Franchise royalties	$110,461	$100,159	$90,486	10.3%	10.7%
Franchise fees	2,180	1,917	2,307	13.7%	(16.9)%
Total	$112,641	$102,076	$92,793	10.4%	10.0%

Franchise-operated average weekly net sales	$47,079	$46,526	$44,527	1.2%	4.5%
Franchise-operated number of operating weeks	46,202	42,593	41,058	8.5%	3.7%

The increase in franchise royalty and fee revenues in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 70 new franchise-operated bakery-cafes, the impact of the additional week in fiscal 2013, which contributed franchise royalties and fees of approximately $2.4 million, and the 2.0 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2013, which reflects a comparative 53 week period in fiscal 2012.

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

As of December 31, 2013, there were 910 franchise-operated bakery-cafes open and we have received commitments to open 117 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in their respective Area

Development Agreements, or ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Fresh dough and other product sales to franchisees	$163,453	$148,701	$136,288	9.9%	9.1%
The increase in fresh dough and other product sales to franchisees in fiscal 2013 compared to the prior fiscal year was primarily due to the impact of the additional week in fiscal 2013, which contributed fresh dough and other product sales to franchisees of approximately $2.8 million, the 2.0 percent increase in franchise-operated comparable net bakery-cafe sales, which reflects a comparative 53 week period in fiscal 2012, and the opening of 70 franchise-operated cafes.
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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Cost of food and paper products	$625,622	$552,580	$470,398	13.2%	17.5%
As a percent of bakery-cafe sales, net	29.7%	29.4%	29.5%
The increase in the cost of food and paper products in fiscal 2013 as a percentage of net bakery-cafe sales was primarily due to a shift in product mix towards higher ingredient cost products, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2013, there was an average of 74.2 bakery-cafes per fresh dough facility compared to an average of 69.2 bakery-cafes in fiscal 2012.
The decrease in the cost of food and paper products in fiscal 2012 as a percentage of net bakery-cafe sales was primarily due to improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings and improved leverage from higher comparable net bakery-cafe sales. In fiscal 2012, there was an average of 69.2 bakery-cafes per fresh dough facility compared to an average of 64.2 bakery-cafes in fiscal 2011.

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Labor expense	$625,457	$559,446	$484,014	11.8%	15.6%
As a percent of bakery-cafe sales, net	29.7%	29.8%	30.4%
The decrease in labor expense in fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of lower incentive compensation.
The decrease in labor expense in fiscal 2012 as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales and wage discipline.

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Occupancy cost	$148,816	$130,793	$115,290	13.8%	13.4%
As a percent of bakery-cafe sales, net	7.1%	7.0%	7.2%
The increase in occupancy cost in fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of modestly higher average occupancy costs in new bakery-cafes and higher real estate taxes.
The decrease in occupancy cost in fiscal 2012 as a percentage of net bakery-cafe sales was primarily a result of improved leverage from higher comparable net bakery-cafe sales.

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Other operating expenses	$295,539	$256,029	$216,237	15.4%	18.4%
As a percent of bakery-cafe sales, net	14.0%	13.6%	13.6%
The increase in other operating expenses in fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of increased marketing expense and certain other controllable expenses, including increased repair and maintenance expenses related to operational initiatives.
Other operating expenses remained consistent as a percentage of net bakery-cafe sales from fiscal 2011 to fiscal 2012 primarily due to increased marketing expense, principally offset by leverage from higher comparable net bakery-cafe sales.

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Fresh dough and other product cost of sales to franchisees	$142,160	$131,006	$116,267	8.5%	12.7%
As a percent of fresh dough and other product sales to franchisees	87.0%	88.1%	85.3%
The decrease in the fresh dough and other product cost of sales to franchisees in fiscal 2013 as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

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

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
General and administrative expenses	$123,335	$117,932	$113,083	4.6%	4.3%
As a percent of total revenue	5.2%	5.5%	6.2%
The decrease in general and administrative expenses in fiscal 2013 as a percent of total revenues was primarily due to lower incentive compensation and improved leverage from higher comparable net bakery-cafe sales.
The decrease in general and administrative expenses in fiscal 2012 as a percent of total revenues was primarily the result of improved leverage from new bakery-cafes, higher comparable net bakery-cafe sales, and the year-over-year impact of a $5 million charge in fiscal 2011 related to a legal matter, partially offset by increased year-over-year incentive compensation expense.
Other (Income) Expense, net
Other (income) expense, net in fiscal 2013 increased to $4.0 million of income, or 0.2 percent of total revenues, from $1.2 million of income, or 0.1 percent of total revenues, in fiscal 2012. Other (income) expense, net for fiscal 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and sales and use tax matters, and immaterial items. Other (income) expense, net for fiscal 2012 was primarily comprised of the favorable outcome from certain unclaimed property and state sales tax audit matters, and immaterial items.
Other (income) expense, net in fiscal 2012 increased to $1.2 million of income, or 0.1 percent of total revenues, from $0.5 million of income, or 0.1 percent of total revenues, in fiscal 2011. Other (income) expense, net for fiscal 2012 was primarily comprised of the favorable outcome from certain unclaimed property and state sales tax audit matters, and immaterial items. Other (income) expense, net for fiscal 2011 was primarily comprised of immaterial items.
Income Taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011	% Change in 2013	% Change in 2012
Income taxes	$116,551	$109,548	$83,951	6.4%	30.5%
Effective tax rate	37.3%	38.7%	38.2%
The decrease in the effective tax rate from fiscal 2012 to fiscal 2013 was primarily driven by adjustments of previously recorded tax expense to reflect the refinement of estimates for certain federal and state tax liabilities to amounts in filed returns, the settlement of tax audits, and an increase in federal tax credits. The increase in the effective tax rate from fiscal 2011 to fiscal 2012 was primarily driven by a decrease in permanent benefits recognized in the current period relating to differences between financial and tax reporting requirements and a valuation allowance related to net operating loss carryforwards of our Canadian operations recorded in fiscal 2012.

Liquidity and Capital Resources
Cash and cash equivalents were $125.2 million at December 31, 2013 compared to $297.1 million at December 25, 2012. This $171.9 million decrease was primarily a result of the use of $339.4 million to repurchase shares of our Class A common stock and the use of $192.0 million on capital expenditures, partially offset by $348.4 million of cash generated from operations. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.
We had negative working capital of $0.6 million at December 31, 2013 compared to positive working capital of $201.3 million at December 25, 2012. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $171.9 million and an increase in accrued expenses of $17.6 million and accounts payable of $8.2 million. We believe that cash provided by our operations and available borrowings under our credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 31, 2013	December 25, 2012	December 27, 2011
Operating activities	$348,417	$289,456	$236,889
Investing activities	(188,307)	(195,741)	(152,194)
Financing activities	(332,006)	(19,214)	(91,354)
Net increase (decrease) in cash and cash equivalents	$(171,896)	$74,501	$(6,659)

Operating Activities
Cash provided by operating activities was $348.4 million, $289.5 million, and $236.9 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Cash provided by operating activities in fiscal 2013 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses and accounts payable. The increase in accrued expenses was primarily due to an increase in the balance of outstanding gift cards. The increase in accounts payable was primarily due to the timing of payments.
Cash provided by operating activities in fiscal 2012 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses, partially offset by an increase in trade and other accounts receivable and prepaid expenses. The increase in accrued expenses was primarily due to an increase in the balance of outstanding gift cards and higher incentive compensation accruals. The increase in trade and other accounts receivable was primarily due to an increase in credit card and other receivables due to the timing of the holidays near our 2012 fiscal year end and an increase in refundable income taxes due to the timing of payments. The increase in prepaid expenses was primarily due to the timing of rent and insurance premium prepayments.
Cash provided by operating activities in fiscal 2011 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses, partially offset by an increase in trade and other accounts receivable and prepaid expenses. The increase in accrued expenses was primarily due to an increase in the balance of outstanding gift cards. The increase in trade and other accounts receivable was primarily due to an increase in credit card and other receivables due to the timing of the holidays near our fiscal year end. The increase in prepaid expenses was primarily due to timing and an increase in insurance premium prepayments.
Investing Activities
Cash used in investing activities was $188.3 million, $195.7 million, and $152.2 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Cash used in investing activities consists primarily of capital expenditures and cash used in business combinations.

Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities and include expenditures for new bakery-cafes and fresh dough facilities, improvements to existing bakery-cafes and fresh dough facilities, and other capital needs, which include investments in technology infrastructure to support ongoing strategic initiatives. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
New bakery-cafe and fresh dough facilities	$91,590	$81,758	$63,021
Bakery-cafe and fresh dough facility improvements	62,607	42,644	30,858
Other capital needs	37,813	27,926	14,053
Total	$192,010	$152,328	$107,932

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and investments in technology infrastructure, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate $225 million to $250 million of capital expenditures in fiscal 2014.
Business Combinations
We used approximately $2.4 million, $48.0 million, and $44.4 million of cash flows for acquisitions, in fiscal 2013, 2012, and 2011, respectively. In fiscal 2013, we acquired substantially all the assets of one bakery-cafe from a Florida franchisee. In fiscal 2012, we acquired substantially all the assets and certain liabilities of 16 bakery-cafes from our North Carolina franchisee. In fiscal 2011, we acquired substantially all the assets and certain liabilities of 25 bakery-cafes from our Milwaukee franchisee and an additional five bakery-cafes from our Indiana franchisee. As of December 31, 2013 and December 25, 2012, $0.3 million and $4.1 million, respectively, were included within our Consolidated Balance Sheets for contingent or accrued purchase price remaining from previously completed acquisitions. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity in fiscal 2013, fiscal 2012, and fiscal 2011.
Financing Activities
Cash used in financing activities was $332.0 million, $19.2 million, and $91.4 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Financing activities in fiscal 2013 consisted primarily of $339.4 million used to repurchase shares of our Class A common stock and $4.1 million for the payment of deferred acquisition holdbacks, partially offset by $8.1 million received from the tax benefit from exercise of stock options. Financing activities in fiscal 2012 consisted primarily of $31.6 million used to repurchase shares of our Class A common stock, partially offset by $8.6 million received from the tax benefit from exercise of stock options. Financing activities in fiscal 2011 consisted primarily of $96.6 million used to repurchase shares of our Class A common stock and $5.0 million for the payment of deferred acquisition holdbacks, partially offset by $5.0 million received from the tax benefit from exercise of stock options.
Share Repurchases
On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan, which we refer to as the 2009 repurchase authorization. During fiscal 2012, we repurchased 34,600 shares under the 2009 repurchase authorization, at an average price of $144.24 per share, for an aggregate purchase price of $5.0 million. During fiscal 2011, we repurchased 877,100 shares under the 2009 repurchase authorization, at an average price of $103.55 per share, for an aggregate purchase price of $90.8 million. On August 23, 2012, our Board of Directors terminated the 2009 repurchase authorization. Prior to its termination, we had repurchased an aggregate of 2,844,669 shares of our Class A common stock under the 2009 repurchase authorization, at a weighted-average price of $87.03 per share, for an aggregate purchase price of approximately $247.6 million.

On August 23, 2012, our Board of Directors approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2012 repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. During fiscal 2013, we repurchased 1,992,250 shares under the 2012 share repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. During fiscal 2012, we repurchased 124,100 shares under the 2012 repurchase authorization, at an average price of $161.00 per share, for an aggregate purchase price of approximately $20.0 million. As of December 31, 2013, under the 2012 repurchase authorization, we have repurchased an aggregate of 2,116,350 shares, at a weighted-average price of $166.39 per share, for an aggregate purchase price of approximately $352.1 million. We have approximately $247.9 million available under the 2012 repurchase authorization.
We have historically repurchased shares of our Class A common stock through a share repurchase authorization approved by our Board of Directors from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2013, we repurchased 41,601 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $172.79 per share for an aggregate purchase price of approximately $7.2 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2012, we repurchased 42,100 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $156.53 per share for an aggregate purchase price of $6.6 million pursuant to the terms of the Plans and the applicable award agreements. During fiscal 2011, we repurchased 52,146 shares of Class A common stock surrendered by participants in the Plans at a weighted-average price of $109.33 per share for an aggregate purchase price of $5.7 million pursuant to the terms of the Plans and the applicable award agreements.
Credit Facility
On November 30, 2012, we terminated our Amended and Restated Credit Agreement, dated March 7, 2008, by and among us, Bank of America, N.A., and other lenders party thereto (the "Prior Credit Agreement"). As of the date of termination, we had no balance outstanding under the Prior Credit Agreement and we were in compliance with all covenants under the Prior Credit Agreement.
On November 30, 2012, we entered into a new credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250.0 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150.0 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charges coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Credit Agreement. We expect to use the credit facility for general corporate purposes. As of December 31, 2013, we had no balance outstanding and were in compliance with all covenants under the Credit Agreement.

Critical Accounting Policies & Estimates
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during the fiscal year ended December 31, 2013.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Sales of soup and other branded products sold outside our bakery-cafes are generally recognized upon delivery to customers. Further, franchise fees are generally the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is typically $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue based on contractual royalty rates applied to the net franchise sales.
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
We sell gift cards which do not expire and from which we do not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce our gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, we recognize revenue and reduce the gift card liability. When we determine the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon our specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. We recognized gift card breakage as a reduction of general and administrative expenses of $2.8 million for the fiscal year ended December 31, 2013, $1.8 million for the fiscal year ended December 25, 2012, and $1.9 million for the fiscal year ended December 27, 2011. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Comprehensive Income.
Valuation of Goodwill
We evaluate goodwill for impairment on an annual basis during our fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we bypass the required two-step impairment test. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, we perform the first step, which is referred to as step one, of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference.
In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2013, we utilized a qualitative assessment for all but one of our reporting units where no significant change occurred and no potential impairment indicators existed since the previous annual evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis.
In considering the step one approach to testing goodwill for impairment, we utilized a quantitative assessment to test goodwill for impairment for one reporting unit during the fourth quarter of fiscal 2013 and concluded that there was no impairment as the estimated fair value of the reporting unit exceeded its carrying value. The fair value of the reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The goodwill balance for the reporting unit subject to the quantitative assessment was $2.2 million at December 31, 2013.  Our discounted cash flow estimate was based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Our discounted cash flow estimate may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that we utilize represent the best estimate that we have at this time and we believe that its underlying assumptions are reasonable.
At December 31, 2013 and December 25, 2012, our goodwill balance was $123.0 million and $121.9 million, respectively. As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment as of December 31, 2013. No impairment loss was recognized during either of the fiscal years ended December 25, 2012 or December 27, 2011, respectively.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance, with varying levels of deductibles of as much as $0.7 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 31, 2013, we believe we have provided adequate reserves for our self-insurance exposure. We held self-insurance reserves of $31.5 million as of December 31, 2013 and $28.9 million as of December 25, 2012, which were included in accrued expenses in the Consolidated Balance Sheets.
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
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. We had recorded a valuation allowance related to deferred tax assets of our Canadian operations of $3.2 million as of December 31, 2013 and $1.8 million as of December 25, 2012, respectively. No valuation allowance was recorded against deferred tax assets during the fiscal year ended December 27, 2011.
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

Our effective tax rates have differed from the statutory tax rate primarily due to the impact of state taxes, partially offset by favorable U.S. rules related to donations of inventory to charitable organizations and domestic manufacturing. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the routine examination of our income tax returns and other tax filings by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our reserve for income taxes.
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
For leases that contain rent escalations, we record the total rent payable during the lease term, as described above, on a straight-line basis over the term of the lease, and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Many of our leases contain provisions that require additional rental payments based upon net bakery-cafe sales volume, which we refer to as contingent rent. Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense over the term of the lease in bakery-cafes where we pay contingent rent.
In addition, we record landlord allowances and incentives received as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by us and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Statements of Comprehensive Income. We consider improvements to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement;

•	the improvement is fairly generic;

•	the improvement increases the fair value of the property to the lessor; and

•	the useful life of the improvement is longer than the lease term.
We report the period to period change in the landlord receivable within the operating activities section of the Consolidated Statements of Cash Flows.
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
We recognized impairment losses of $0.8 million and $0.3 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, related to distinct under-performing Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income. No impairment loss was recognized during the fiscal year ended December 27, 2011.

Contractual Obligations and Other Commitments
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; capital leases; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease terms for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 31, 2013, we expect cash expenditures under these lease obligations, purchase obligations, and uncertain tax positions to be as follows for the periods indicated (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases (1)	$134,614	$264,561	$254,616	$676,126	$1,329,917
Capital lease obligations (1)	500	1,013	1,033	3,602	6,148
Purchase obligations (2)	271,354	44	—	—	271,398
Uncertain tax positions (3)	554	1,140	590	455	2,739
Total	$407,022	$266,758	$256,239	$680,183	$1,610,202

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating and capital leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 31, 2013 to purchase a fixed quantity over a contracted time period.

(3)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 31, 2013, we guaranteed operating leases of 25 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of our sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from January 31, 2014 to September 30, 2027 and have a potential amount of future rental payments of approximately $20.1 million as of December 31, 2013. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantee was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary obligation for these operating leases. As of December 31, 2013, future commitments under these leases were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Subleases and Lease Guarantees (1)	3,518	4,709	4,050	7,856	$20,133

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our lease guarantees.

Employee Commitments
We have confidential and proprietary information and non-competition agreements, referred to as non-compete agreements, with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the non-compete agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 31, 2013, the total amount potentially owed employees under these non-compete agreements was $21.6 million.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to changes in food, supply, labor, occupancy, and other costs. In the past, we have been able to recover a significant portion of inflationary costs and commodity price increases, including price increases in fuel, proteins, dairy, wheat, tuna, and cream cheese among others, through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our consolidated results of operations have not been materially adverse. However, inherent volatility experienced in certain commodity markets, such as those for wheat, proteins, including chicken raised without antibiotics, and fuel may have an adverse effect on us in the future. The extent of the impact will depend on our ability and timing to increase food prices.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. We purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements with terms of one month to one year, usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. In fiscal 2013, 2012, and 2011, we did not utilize derivative instruments in managing commodity risk.
Interest Rate Sensitivity
We could be exposed to market risk primarily from fluctuations in interest rates on any borrowings we may make under our revolving credit facility. Our revolving credit facility provides for a $250 million secured facility under which we may select interest rates equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). We did not have an outstanding balance on our credit facility at December 31, 2013 or December 25, 2012. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our consolidated results of operations.
Foreign Currency Exchange Risk
We currently have seven Canadian Company-owned bakery-cafes, one Canadian Company-owned fresh dough facility, and five Canadian franchise-operated bakery-cafes. As a result, certain of our operating revenues, expenses, and capital purchasing activities are subject to fluctuations in the exchange rate of the Canadian Dollar. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 31, 2013 and December 25, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 19, 2014

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2013	December 25, 2012
ASSETS
Current assets:
Cash and cash equivalents	$125,245	$297,141
Trade accounts receivable, net	32,965	43,843
Other accounts receivable	51,637	42,419
Inventories	21,916	19,714
Prepaid expenses and other	43,064	42,223
Deferred income taxes	27,889	33,502
Total current assets	302,716	478,842
Property and equipment, net	669,409	571,754
Other assets:
Goodwill	123,013	121,903
Other intangible assets, net	79,768	88,073
Deposits and other	5,956	7,591
Total other assets	208,737	217,567
Total assets	$1,180,862	$1,268,163
LIABILITIES
Current liabilities:
Accounts payable	$17,533	$9,371
Accrued expenses	285,792	268,169
Total current liabilities	303,325	277,540
Deferred rent	65,974	59,822
Deferred income taxes	65,398	60,655
Other long-term liabilities	46,273	48,227
Total liabilities	480,970	446,244
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,573,851 shares issued and 26,290,446 shares outstanding at December 31, 2013 and 30,458,238 shares issued and 28,208,684 shares outstanding at December 25, 2012	3	3
Class B, 10,000,000 shares authorized; 1,382,393 shares issued and outstanding at December 31, 2013 and 1,383,687 shares issued and outstanding at December 25, 2012	—	—
Treasury stock, carried at cost; 4,283,405 shares at December 31, 2013 and 2,249,554 shares at December 25, 2012	(546,570)	(207,161)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 31, 2013 and December 25, 2012	—	—
Additional paid-in capital	196,908	174,690
Accumulated other comprehensive (loss) income	(333)	672
Retained earnings	1,049,884	853,715
Total stockholders' equity	699,892	821,919
Total liabilities and stockholders' equity	$1,180,862	$1,268,163

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share information)

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Revenues:
Bakery-cafe sales, net	$2,108,908	$1,879,280	$1,592,951
Franchise royalties and fees	112,641	102,076	92,793
Fresh dough and other product sales to franchisees	163,453	148,701	136,288
Total revenues	$2,385,002	$2,130,057	$1,822,032
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$625,622	$552,580	$470,398
Labor	625,457	559,446	484,014
Occupancy	148,816	130,793	115,290
Other operating expenses	295,539	256,029	216,237
Total bakery-cafe expenses	1,695,434	1,498,848	1,285,939
Fresh dough and other product cost of sales to franchisees	142,160	131,006	116,267
Depreciation and amortization	106,523	90,939	79,899
General and administrative expenses	123,335	117,932	113,083
Pre-opening expenses	7,794	8,462	6,585
Total costs and expenses	2,075,246	1,847,187	1,601,773
Operating profit	309,756	282,870	220,259
Interest expense	1,053	1,082	822
Other (income) expense, net	(4,017)	(1,208)	(466)
Income before income taxes	312,720	282,996	219,903
Income taxes	116,551	109,548	83,951
Net income	$196,169	$173,448	$135,952

Earnings per common share:
Basic	$6.85	$5.94	$4.59
Diluted	$6.81	$5.89	$4.55

Weighted average shares of common and common equivalent shares outstanding:
Basic	28,629	29,217	29,601
Diluted	28,794	29,455	29,903

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(1,005)	$364	$33
Other comprehensive (loss) income	$(1,005)	$364	$33
Comprehensive income	$195,164	$173,812	$135,985

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Cash flows from operations:
Net income	$196,169	$173,448	$135,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,523	90,939	79,899
Stock-based compensation expense	10,703	9,094	9,861
Tax benefit from exercise of stock options	(8,100)	(8,587)	(4,994)
Deferred income taxes	10,356	20,334	1,351
Loss on disposals of property and equipment	5,764	3,995	1,789
Other	589	475	634
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	3,021	(31,414)	(16,369)
Inventories	(2,186)	(2,440)	(2,183)
Prepaid expenses and other	(841)	(10,995)	(7,323)
Deposits and other	1,449	161	117
Accounts payable	8,162	(6,513)	8,538
Accrued expenses	13,372	49,246	19,630
Deferred rent	5,868	5,718	6,081
Other long-term liabilities	(2,432)	(4,005)	3,906
Net cash provided by operating activities	348,417	289,456	236,889
Cash flows from investing activities:
Additions to property and equipment	(192,010)	(152,328)	(107,932)
Acquisitions, net of cash acquired	(2,446)	(47,951)	(44,377)
Purchase of investments	(97,919)	—	—
Proceeds from sale of investments	97,936	—	—
Proceeds from sale of property and equipment	—	—	115
Proceeds from sale-leaseback transactions	6,132	4,538	—
Net cash used in investing activities	(188,307)	(195,741)	(152,194)
Cash flows from financing activities:
Repurchase of common stock	(339,409)	(31,566)	(96,605)
Exercise of employee stock options	573	4,455	3,193
Tax benefit from exercise of stock options	8,100	8,587	4,994
Proceeds from issuance of common stock under employee benefit plans	2,842	2,462	2,040
Capitalized debt issuance costs	—	(1,097)	—
Payment of deferred acquisition holdback	(4,112)	(2,055)	(4,976)
Net cash used in financing activities	(332,006)	(19,214)	(91,354)
Net (decrease) increase in cash and cash equivalents	(171,896)	74,501	(6,659)
Cash and cash equivalents at beginning of period	297,141	222,640	229,299
Cash and cash equivalents at end of period	$125,245	$297,141	$222,640

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance, December 28, 2010	29,007	$3	1,392	$—	1,119	$(78,990)	$130,005	$544,315	$275	$595,608
Comprehensive income:
Net income	—	—	—	—	—	—	—	135,952	—	135,952
Other comprehensive income	—	—	—	—	—	—	—	—	33	33
Comprehensive income										135,985
Issuance of common stock	21	—	—	—	—	—	2,040	—	—	2,040
Issuance of restricted stock (net of forfeitures)	93	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	65	—	—	—	—	—	3,193	—	—	3,193
Stock-based compensation expense	—	—	—	—	—	—	9,861	—	—	9,861
Conversion of Class B to Class A	8	—	(8)	—	—	—	—	—	—	—
Exercise of SSARs	1	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(929)	—	—	—	929	(96,605)	—	—	—	(96,605)
Tax benefit from exercise of stock options	—	—	—	—	—	—	4,994	—	—	4,994
Balance, December 27, 2011	28,266	$3	1,384	$—	2,048	$(175,595)	$150,093	$680,267	$308	$655,076
Comprehensive income:
Net income	—	—	—	—	—	—	—	173,448	—	173,448
Other comprehensive income	—	—	—	—	—	—	—	—	364	364
Comprehensive income										173,812
Issuance of common stock	20	—	—	—	—	—	2,462	—	—	2,462
Issuance of restricted stock (net of forfeitures)	28	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	96	—	—	—	—	—	4,455	—	—	4,455
Stock-based compensation expense	—	—	—	—	—	—	9,094	—	—	9,094
Exercise of SSARs	1	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(202)	—	—	—	202	(31,566)	—	—	—	(31,566)
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,587	—	—	8,587
Balance, December 25, 2012	28,209	$3	1,384	$—	2,250	$(207,161)	$174,690	$853,715	$672	$821,919
Comprehensive income:
Net income	—	—	—	—	—	—	—	196,169	—	196,169
Other comprehensive income	—	—	—	—	—	—	—	—	(1,005)	(1,005)
Comprehensive income										195,164
Issuance of common stock	20	—	—	—	—	—	2,841	—	—	2,841
Issuance of restricted stock (net of forfeitures)	78	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	12	—	—	—	—	—	575	—	—	575
Stock-based compensation expense	—	—	—	—	—	—	10,703	—	—	10,703
Conversion of Class B to Class A	2	—	(2)	—	—	—	—	—	—	—
Exercise of SSARs	2	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(2,033)	—	—	—	2,033	(339,409)	—	—	—	(339,409)
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,100	—	—	8,100
Balance, December 31, 2013	26,290	$3	1,382	$—	4,283	$(546,570)	$196,908	$1,049,884	$(333)	$699,892

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Panera Bread Company and its subsidiaries (the "Company") operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 31, 2013, the Company’s retail operations consisted of 867 Company-owned bakery-cafes and 910 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high-quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, pasta dishes, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall, and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. As of December 31, 2013, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the fiscal 2013 presentation.
Fiscal Year
The Company’s fiscal year ends on the last Tuesday in December. As a result, the Company’s fiscal year ending December 31, 2013 had 53 weeks with the fourth quarter comprising 14 weeks. The fiscal years ended December 25, 2012 and December 27, 2011 each had 52 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances and believes credit risk to be minimal.
Investments
Management designates the classification of its investments at the time of purchase based upon its intended holding period. See Note 4 and Note 5 for further information with respect to the Company’s investments.
Trade Accounts Receivable, net and Other Accounts Receivable
Trade accounts receivable, net consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough and other products from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, and receivables from credit card and catering on-account sales.
As of December 31, 2013, other accounts receivable consisted primarily of $22.8 million due from income tax refunds, $16.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $7.1 million. As of December 25, 2012, other accounts receivable consisted primarily of $17.4 million due from income tax refunds, $14.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $5.7 million.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 31, 2013 and December 25, 2012 was $0.1 million, respectively.
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

Leasehold improvements	15	-	20	years
Machinery and equipment	3	-	15	years
Furniture and fixtures	2	-	7	years
Computer hardware and software	3	-	5	years

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was incurred for such purposes for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $56.6 million, $48.0 million, and $39.5 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.
Goodwill
The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of the fair value of reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company bypasses the required two-step impairment test. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, the Company performs the first step (“step one”) of the two-step impairment test and calculates the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment loss for the difference.
In considering the step zero approach to testing goodwill for impairment, the Company performs a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2013, the Company utilized a qualitative assessment for all but one of its reporting units where no significant change occurred and no potential impairment indicators existed since the previous annual evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In considering the step one approach to testing goodwill for impairment, the Company utilized a quantitative assessment to test goodwill for impairment for one reporting unit during the fourth quarter of fiscal 2013 and concluded that there was no impairment as the estimated fair value of the reporting unit exceeded its carrying value. The fair value of the reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The goodwill balance for the reporting unit subject to the quantitative assessment was $2.2 million at December 31, 2013.  The Company's discounted cash flow estimate was based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to the Company's business model or changes in operating performance. Additionally, certain estimates of discounted cash flow involve businesses with limited financial history and developing revenue models, which increases the risk of differences between the projected and actual performance. The long-term financial forecasts that the Company utilizes represent the best estimate that the Company has at this time and the Company believes that the underlying assumptions are reasonable.
Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately two years to 17 years as of December 31, 2013. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately seven years to 20 years as of December 31, 2013. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. As of December 31, 2013, December 25, 2012, and December 27, 2011, no impairment of intangible assets with finite lives had been recognized. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
Impairment of Long-Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The Company compares anticipated undiscounted cash flows from the related long-lived assets of a bakery-cafe or fresh dough facility with their respective carrying values to determine if the long-lived assets are recoverable. If the sum of the anticipated undiscounted cash flows for the long-lived assets is less than their carrying value, an impairment loss is recognized for the difference between the anticipated discounted cash flows, which approximates fair value, and the carrying value of the long-lived assets. In performing this analysis, management estimates cash flows based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. Estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to the Company's business model or changes in operating performance. The long-term financial forecasts that management utilizes represent the best estimate that management has at this time and management believes that the underlying assumptions are reasonable.
The Company recognized impairment losses of $0.8 million and $0.3 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, related to distinct, underperforming Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income. No impairment loss was recognized during the fiscal year ended December 27, 2011.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.7 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 31, 2013, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 31, 2013 and December 25, 2012, self-insurance reserves were $31.5 million and

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

$28.9 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $46.9 million, $41.8 million, and $35.9 million, for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. As of December 31, 2013 and December 25, 2012, the Company had recorded a valuation allowance related to deferred tax assets of the Company's Canadian operations of $3.2 million and $1.8 million, respectively. No valuation allowance was recorded against deferred tax assets during the fiscal year ended December 27, 2011.
In accordance with the authoritative guidance on income taxes, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, foreign, and other tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company routinely assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the unrecognized tax benefits as a component of income taxes in the Consolidated Statements of Comprehensive Income.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred by those individuals directly involved in development activities, including the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred by individuals that do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The Company capitalized $9.6 million, $9.0 million, and $7.7 million direct costs related to the development of Company-owned bakery-cafes for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Comprehensive Income. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $0.8 million and $1.1 million at December 31, 2013 and December 25, 2012, respectively.

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
Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under an Area Development Agreement, or ADA. Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.2 million, $1.9 million, and $2.3 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively. Royalties are generally paid weekly based on the percentage of franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue when they are earned. Royalties were $110.5 million, $100.2 million, and $90.5 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.
The Company maintains a customer loyalty program referred to as MyPanera in which customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. The accrued liability related to the Company’s loyalty program, which is included as a reduction of bakery-cafe sales in the Consolidated Statement of Comprehensive Income, was $3.4 million and $4.7 million as of December 31, 2013 and December 25, 2012, respectively.
The Company sells gift cards that do not have an expiration date and from which the Company does not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce the Company's gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, the Company recognizes revenue and reduces the gift card liability. When the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon Company-specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. For the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, the Company recognized gift card breakage as a reduction of general and administrative expenses of $2.8 million, $1.8 million, and $1.9 million respectively. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Comprehensive Income.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Comprehensive Income, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Comprehensive Income. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $55.6 million, $44.5 million, and $33.2 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in the accounting standard for leases. The reasonably assured lease term for most bakery-cafe leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term on most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to an aggregate of 20 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning on the date at which the Company has the right to control the use of the property. Many of the Company's lease agreements also contain provisions that require additional rental payments based upon net bakery-cafe sales volume, which the Company refers to as contingent rent. Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense over the term of the lease in bakery-cafes where the Company pays contingent rent.
The Company records landlord allowances and incentives received as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized on a straight-line basis over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by the Company and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Statements of Comprehensive Income. The Company considers improvements to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement;

•	the improvement is fairly generic;

•	the improvement increases the fair value of the property to the lessor; and

•	the useful life of the improvement is longer than the lease term.
The Company reports the period to period change in the landlord receivable within the operating activities section of its Consolidated Statements of Cash Flows.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the fiscal year. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Foreign Currency Translation
The Company has seven Company-owned bakery-cafes, one Company-owned fresh dough facility, and five franchise-operated bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, and other accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and the Company recognizes compensation expense on the 15 percent discount.
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions. These assumptions include estimating the expected term until the option awards are either exercised or canceled, the expected volatility of the Company’s stock price, for a period approximating the expected term, the risk-free interest rate with a maturity that approximates the option awards expected term, and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option awards. These assumptions are evaluated and revised, as necessary, to reflect market conditions and historical experience. Stock-based compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience. The fair value of the awards expected to vest is amortized over the vesting period. Options and restricted stock generally vest 25 percent after two years and thereafter 25 percent each year for the next three years and options generally have a six-year term. Stock-based compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations ("ARO") in the Company’s consolidated financial statements. Most lease agreements require the Company to restore the leased property to its original condition, including removal of certain long-lived assets the Company has installed, at the end of the lease. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the reasonably assured lease term. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 31, 2013 and December 25, 2012, the Company's net ARO asset included in property and equipment, net was $4.6 million and $4.6 million, respectively, and its net ARO liability included in other long-term liabilities was $10.2 million and $9.2 million, respectively. ARO accretion expense was $0.6 million, $0.4 million, and $0.3 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.
Variable Interest Entities
The Company applies the guidance issued by the FASB on accounting for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of the fiscal year ended December 31, 2013.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

3. Business Combinations and Divestitures

Florida Bakery-cafe Acquisition

On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. The Company paid approximately $2.4 million of the purchase price on April 9, 2013 and retained

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.3 million for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on April 9, 2014, the one year anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to property and equipment; $1.0 million to intangible assets, which represents the fair value of re-acquired territory rights and the favorable lease agreement and are expected to be amortized on average over approximately 12 years; and $1.3 million to goodwill. The fair value measurement of tangible and intangible assets as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafe and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

North Carolina Franchisee Acquisition

On March 28, 2012, the Company acquired substantially all the assets and certain liabilities of 16 bakery-cafes and the related area development rights from its Raleigh-Durham, North Carolina franchisee for a purchase price of $48.0 million. The Company paid approximately $44.4 million of the purchase price on March 27, 2012 and paid the remaining $3.6 million with interest during the fiscal year ended December 31, 2013. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of their acquisition.
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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable; $0.3 million to inventories; $6.4 million to property and equipment; $29.1 million to intangible assets, which represent the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 12 years; $1.4 million to liabilities; and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.1 million measurement period adjustment increasing goodwill during the fiscal year ended December 25, 2012.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

Indiana Franchisee Acquisition

On July 26, 2011, the Company acquired substantially all the assets and certain liabilities of five Paradise Bakery & Café (“Paradise”) bakery-cafes and the related area development rights from an Indiana franchisee for a purchase price of approximately

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

$5.1 million. The Company paid approximately $4.6 million of the purchase price on July 26, 2011 and paid the remaining $0.5 million with interest during the fiscal year ended December 31, 2013. As a result of this acquisition, the Company gained control of the five bakery-cafes and further expanded Company-owned operations into Indiana. The Consolidated Statements of Comprehensive Income include the results of operations from these five bakery-cafes from the date of their acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.

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

Milwaukee Franchisee Acquisition

On April 19, 2011 the Company acquired substantially all the assets and certain liabilities of 25 bakery-cafes and the related area development rights from a Milwaukee franchisee for a purchase price of approximately $41.9 million. The Company paid approximately $39.8 million of the purchase price on April 19, 2011 and paid the remaining approximately $2.1 million with interest during the fiscal year ended December 25, 2012. As a result of this acquisition, the Company gained control of 25 bakery-cafes and expanded Company-owned operations into Wisconsin. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of the acquisition.

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

Pro Forma for the Fiscal Year Ended
December 27, 2011
Bakery-cafe sales, net	$1,607,633
Net income	136,243

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to inventories; $9.3 million to property and equipment; $23.3 million to intangible assets, which represents the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 13 years; $1.7 million to liabilities; and $10.6 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observable in the market and thus represents a Level 3 measurement. In addition, the Company recorded a $0.2 million measurement period adjustment increasing goodwill during the fiscal year ended December 25, 2012.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Texas Divestiture

On February 9, 2011, the Company sold substantially all of the assets of two Paradise bakery-cafes to an existing Texas franchisee for a sale price of approximately $0.1 million, resulting in a nominal gain, which was classified in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Accrued Purchase Price Payments
During the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, the Company paid approximately $4.1 million, $2.1 million, and $5.0 million, respectively, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There was $0.3 million and $4.1 million of accrued purchase price remaining as of December 31, 2013 and December 25, 2012, respectively.

4. Investments Held to Maturity

During the fiscal year ended December 31, 2013, the Company purchased and sold seven zero-coupon discount notes that were classified as held-to-maturity. The amortized cost of the investments sold was $97.9 million. The Company realized a loss on the sale of less than $0.1 million. The Company sold the investments prior to maturity during the fiscal year ended December 31, 2013 as a result of higher than anticipated liquidity needs.

5. Fair Value Measurements
The Company’s $18.1 million and $99.4 million in cash equivalents at December 31, 2013 and December 25, 2012 were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

6. Inventories
Inventories consisted of the following (in thousands):

	December 31, 2013	December 25, 2012
Food:
Fresh dough facilities:
Raw materials	$3,377	$3,418
Finished goods	545	420
Bakery-cafes:
Raw materials	14,329	12,727
Paper goods	3,665	3,149
Total	$21,916	$19,714

7. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2013	December 25, 2012
Leasehold improvements	$607,472	$542,081
Machinery and equipment	305,060	265,350
Furniture and fixtures	149,445	130,044
Computer hardware and software	87,316	63,701
Construction in progress	80,108	53,189
Smallwares	27,031	25,152
Land	2,856	2,201
	1,259,288	1,081,718
Less: accumulated depreciation	(589,879)	(509,964)
Property and equipment, net	$669,409	$571,754

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded depreciation expense related to these assets of $97.2 million, $82.7 million, and $74.2 million for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, respectively.

8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 31, 2013 and December 25, 2012 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 27, 2011	$104,442	$1,934	$1,695	$108,071
Acquisition of North Carolina Franchisee	13,509	—	—	13,509
Currency translation	65	—	—	65
Measurement period adjustments	258	—	—	258
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903
Acquisition of Florida bakery-cafe	1,278	—	—	1,278
Currency translation	(173)	—	—	(173)
Measurement period adjustments	5	—	—	5
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013

The Company has not recorded a goodwill impairment charge in the fiscal years 2013, 2012, and 2011, respectively. In addition, the Company recorded measurement period adjustments of less than $0.1 million and $0.3 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, increasing goodwill involving the Milwaukee and North Carolina franchise acquisitions.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 31, 2013			December 25, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$5,610	$(1,763)	$3,847	$5,610	$(1,504)	$4,106
Re-acquired territory rights	97,865	(24,254)	73,611	97,129	(15,985)	81,144
Favorable leases	4,866	(2,556)	2,310	5,056	(2,233)	2,823
Total other intangible assets	$108,341	$(28,573)	$79,768	$107,795	$(19,722)	$88,073

Amortization expense on these intangible assets for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, was approximately $9.3 million, $8.2 million, and $5.7 million, respectively. Future amortization expense on these intangible assets as of December 31, 2013 is estimated to be approximately: $8.8 million in fiscal 2014, $8.7 million in fiscal 2015, $8.6 million in fiscal 2016, $8.6 million in fiscal 2017, $8.5 million in fiscal 2018 and $36.6 million thereafter.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2013	December 25, 2012
Unredeemed gift cards, net	$86,287	$78,587
Compensation and related employment taxes	60,123	58,751
Capital expenditures	41,329	25,135
Insurance	31,545	28,903
Taxes, other than income tax	17,618	18,224
Fresh dough and other product operations	8,236	8,175
Advertising	5,729	8,526
Utilities	5,488	4,255
Occupancy costs	5,017	5,986
Loyalty program	3,362	4,667
Deferred revenue	2,852	2,775
Deferred acquisition purchase price	270	4,111
Litigation settlements	—	3,729
Other	17,936	16,345
Total	$285,792	$268,169

11. Credit Facility
On November 30, 2012, the Company terminated the Amended and Restated Credit Agreement, dated March 7, 2008, by and among the Company, Bank of America, N.A., and other lenders party thereto (the "Prior Credit Agreement"). As of the date of termination, the Company had no loans outstanding and was in compliance with all covenants under the Prior Credit Agreement.
On November 30, 2012, the Company entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that the Company may select the interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on the Company’s consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on the Company's consolidated leverage ratio). The Company also pays commitment fees for the unused portion of the credit facility on a quarterly basis equal to the Applicable Rate for commitment fees times the actual daily unused commitment for that calendar quarter. The Applicable Rate for commitment fees is between 0.10 percent and 0.25 percent based on the Company’s Consolidated Leverage Ratio.
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
The Credit Agreement allows the Company from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to the Company and Bank of America. The Company has not exercised these requests for increases in available borrowings as of December 31, 2013. The proceeds from the credit facility are expected to be used for general corporate purposes.
As of December 31, 2013 and December 25, 2012 the Company had no loans outstanding under the Credit Agreement. The Company incurred $0.3 million of commitment fees for the fiscal year ended December 31, 2013, and $0.4 million for both of the fiscal years ended December 25, 2012, and December 27, 2011, respectively. As of December 31, 2013 and December 25,

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2012, the Company was in compliance with all covenant requirements in the Credit Agreement and accrued interest related to the commitment fees on the Credit Agreement was $0.1 million. Unamortized deferred financing costs were $0.8 million and $1.1 million as of December 31, 2013 and December 25, 2012, respectively.

12. Share Repurchase Authorization
On November 17, 2009, the Company's Board of Directors approved a three year share repurchase authorization of up to $600.0 million of the Company's Class A common stock, pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2012, the Company repurchased an aggregate of 34,600 shares under this share repurchase authorization, at an average price of $144.24 per share, for an aggregate purchase price of $5.0 million. During fiscal 2011, the Company repurchased an aggregate of 877,100 shares under this share repurchase authorization, at an average price of $103.55 per share, for an aggregate purchase price of $90.8 million. On August 23, 2012, the Company's Board of Directors terminated this repurchase authorization. Prior to its termination, the Company had repurchased a total of 2,844,669 shares of its Class A common stock under this share repurchase authorization, at a weighted-average price of $87.03 per share, for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600.0 million of Class A common stock, pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. This repurchase authorization is reviewed quarterly by the Company's Board of Directors and may be modified, suspended, or discontinued at any time. During fiscal 2013, the Company repurchased an aggregate of 1,992,250 shares under this share repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. During fiscal 2012, the Company repurchased an aggregate of 124,100 shares under this share repurchase authorization, at an average price of $161.00 per share, for an aggregate purchase price of approximately $20.0 million. As of December 31, 2013, under this repurchase authorization, the Company has repurchased an aggregate of 2,116,350 shares, at a weighted-average price of $166.39 per share, for an aggregate purchase price of approximately $352.1 million. There is approximately $247.9 million available under the existing $600.0 million repurchase authorization as of December 31, 2013.
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

13. Commitments and Contingent Liabilities
Lease Commitments
The Company is obligated under operating leases for its bakery-cafes, fresh dough facilities and trucks, and support centers. Lease terms for its trucks are generally for five to seven years. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy.
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 31, 2013, were as follows (in thousands):

Fiscal Years
2014	2015	2016	2017	2018	Thereafter	Total
$134,614	132,736	131,825	128,690	125,926	676,126	$1,329,917

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental expense under operating leases was approximately $130.0 million, $114.8 million, and $100.6 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, which included contingent (i.e., percentage rent) expense of $2.2 million, $2.0 million, and $1.6 million, respectively.
In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 31, 2013 and December 25, 2012 was $10.2 million and $9.2 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in the third quarter of fiscal 2010, it simultaneously entered into a capital lease for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of the fiscal years ended December 31, 2013 and December 25, 2012, the Company held industrial revenue bonds and had recorded a capital lease of $1.3 million and $1.5 million in the Consolidated Balance Sheets, respectively.
During the fiscal year ended December 31, 2013, the Company completed sale-leaseback transactions of the leasehold improvements and land for three Company-owned bakery-cafes for cash proceeds of $6.1 million. The leases have been classified as operating leases and have initial terms of 15 years, with renewal options of up to 20 years. The Company realized gains on these sales totaling $0.3 million, which have been deferred and are being recognized on a straight-line basis over the reasonably assured lease term for the leases.
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
Lease Guarantees
As of December 31, 2013, the Company guaranteed the operating leases of 25 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from January 31, 2014 to September 30, 2027 and have a potential amount of future rental payments of approximately $20.1 million as of December 31, 2013. The obligation from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee’s performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases. As of December 31, 2013, future commitments under these leases were as follows (in thousands):

Fiscal Years
2014	2015	2016	2017	2018	Thereafter	Total
$3,518	2,569	2,140	2,066	1,984	7,856	$20,133

Employee Commitments
The Company has executed confidential and proprietary information and non-competition agreements (“non-compete agreements”) with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the non-compete agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 31, 2013, the total amount potentially owed employees under these non-compete agreements was $21.6 million.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Proceedings
From time to time, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company's results of operations, cash flows, financial position or brand.
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

14. Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
United States	$317,479	$286,702	$221,906
Canada	(4,759)	(3,706)	(2,003)
Income before income taxes	$312,720	$282,996	$219,903

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Current:
U.S. federal	$87,548	$72,434	$67,466
U.S. state and local	18,638	15,955	15,705
Foreign	—	—	(571)
	106,186	88,389	82,600
Deferred:
U.S. federal	8,547	16,640	1,084
U.S. state and local	1,804	3,603	267
Foreign	14	916	—
	10,365	21,159	1,351
Total provision for income taxes	$116,551	$109,548	$83,951
A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Statutory U.S. federal rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	4.5	4.5	4.5
Federal tax credits	(0.8)	(0.4)	(0.4)
Other	(1.4)	(0.4)	(0.9)
Effective tax rate	37.3%	38.7%	38.2%

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 31, 2013	December 25, 2012
Deferred tax assets:
Accrued expenses	$71,245	$78,198
Stock-based compensation	3,534	3,002
Net operating losses	3,124	1,761
Other	1,008	139
Less: valuation allowance	(3,173)	(1,761)
Total deferred tax assets	$75,738	$81,339
Deferred tax liabilities:
Property and equipment	$(90,940)	$(88,590)
Goodwill and other intangibles	(22,307)	(19,902)
Total deferred tax liabilities	$(113,247)	$(108,492)
Net deferred tax liability	$(37,509)	$(27,153)
Net deferred current tax asset	$27,889	$33,502
Net deferred non-current tax liability	$(65,398)	$(60,655)

In assessing the realization of deferred tax assets, the Company considers the generation of future taxable income and utilizes a more likely than not standard to determine if deferred tax assets will be realized. Based on this assessment, the Company has recorded a deferred tax valuation allowance of $3.2 million as of December 31, 2013 as a full valuation allowance against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations.

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the periods indicated (in thousands):

	December 31, 2013	December 25, 2012	December 27, 2011
Beginning balance	$3,051	$3,544	$2,896
Tax positions related to the current year:
Additions	653	530	526
Tax positions related to prior years:
Additions	256	217	264
Reductions	(49)	(341)	(142)
Settlements	(425)	(58)	—
Expiration of statutes of limitations	(487)	(841)	—
Ending balance	$2,999	$3,051	$3,544

As of December 31, 2013 and December 25, 2012, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $2.7 million and $2.9 million, with applicable interest and penalties and net of federal tax benefits, respectively. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company has completed a U.S. federal tax examination of fiscal 2010 and 2011, and is no longer subject to examination for years prior to 2010. While certain state returns in years 2002 through 2009 may be subject to future assessment by taxing authorities, the Company is no longer subject to examination in Canada and most states in years prior to 2010. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Comprehensive Income and these amounts were income of $0.1 million during fiscal 2013 and expense of $0.2 million and $0.3 million during fiscal 2012 and fiscal 2011, respectively. Accrued interest and penalties were $0.9 million and $1.1 million as of December 31, 2013 and December 25, 2012, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 31, 2013, the Company had reserved 2,320,199 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 31, 2013, 94.9 percent of the outstanding Class B common stock was owned by the Company’s Chairman of the Board and Chief Executive Officer (the “Chairman”). Pursuant to stock subscription agreements, certain holders of Class B common stock, including the Chairman, can require the Company under certain circumstances to register their shares under the Securities Exchange Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal 2013 and 2012.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 41,601 shares of Class A common stock at a weighted-average cost of $172.79 per share during fiscal 2013, 42,100 shares of Class A common stock at a weighted-average cost of $156.53 per share during fiscal 2012, and 52,146 shares of Class A common stock at a weighted-average cost of $109.33 per share during fiscal 2011, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2013, fiscal 2012, and fiscal 2011, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12 for further information with respect to the Company’s share repurchase authorizations.

16. Stock-Based Compensation
As of December 31, 2013, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (“2006 Plan”), and had options and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (“1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (“2001 Plan”).

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2006 Stock Incentive Plan
In fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provided for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”), restricted stock, restricted stock units, and other stock-based awards. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares available to grant to 2,300,000. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman of the Board and Chief Executive Officer, to the Company’s Compensation and Management Development Committee (“the Compensation Committee”).
Long-Term Incentive Program
In fiscal 2005, the Company adopted the 2005 Long Term Incentive Plan (“2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Compensation Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant's level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant's level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Compensation Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Compensation Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Compensation Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2013, fiscal 2012 and fiscal 2011, compensation expense related to performance awards, restricted stock, options, SSARs, and deferred annual bonus match was $16.0 million, $16.7 million, and $18.4 million, net of capitalized compensation expense of $0.9 million, $1.0 million, and $1.1 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings metrics. The performance awards are earned based on achievement of predetermined earnings performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 300 percent of the participant's salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Compensation Committee. For fiscal 2013, fiscal 2012, and fiscal 2011, compensation expense related to the performance awards was $4.3 million, $6.3 million, and $7.6 million, net of capitalized compensation expense of $0.2 million, $0.3 million, and $0.4 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock to date under the 2005 LTIP, restrictions limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 31, 2013, there was $35.4 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.7 years. For fiscal 2013, fiscal 2012, and fiscal 2011, restricted stock expense was $9.2 million, $7.6 million and $7.7 million, net of capitalized compensation expense of $0.6 million, $0.5 million, and $0.5 million, respectively. For fiscal 2013, fiscal 2012, and fiscal 2011, the income tax benefit related to restricted stock expense was $3.4 million, $3.0 million, and $2.9 million, respectively. A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 25, 2012	395	$94.98
Granted	106	165.62
Vested	(123)	70.76
Forfeited	(27)	103.25
Non-vested at December 31, 2013	351	$124.26

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants receive an additional 50 percent of their annual bonus, which is paid three years after the date of the original bonus payment provided the participant is still employed by the Company. For fiscal 2013, fiscal 2012, and fiscal 2011, compensation expense related to deferred annual bonus match awards was $2.1 million, $2.3 million, and $1.9 million, net of capitalized compensation expense of $0.1 million, $0.2 million, and $0.2 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. The Company uses historical data to estimate pre-vesting forfeiture rates. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested options. Stock-based compensation expense related to stock options was as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Charged to general and administrative expenses	$222	$421	$1,122
Income tax benefit	(83)	(163)	(428)
Total stock-based compensation expense, net of tax	$139	$258	$694
Effect on basic earnings per share	0.01	0.01	0.02
Effect on diluted earnings per share	0.01	0.01	0.02

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 25, 2012	46	$59.94
Granted	3	156.30
Exercised	(13)	45.38		1,649
Cancelled	—	—
Outstanding at December 31, 2013	36	$71.93	1.6	3,736
Exercisable at December 31, 2013	36	$71.93	1.6	$3,736

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2013 of $176.69 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2013, fiscal 2012, and fiscal 2011 was $0.6 million, $4.5 million, and $3.2 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2013, fiscal 2012, and fiscal 2011 were $8.1 million, $8.6 million, and $5.0 million, respectively, and were included as cash flows from financing activities in the Consolidated Statements of Cash Flows.

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s Class A common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. As of December 31, 2013, the total unrecognized compensation cost related to non-vested SSARs was $0.9 million, which is net of a $0.3 million forfeiture estimate, and is expected to be recognized over a weighted-average period of approximately 4.2 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2013, 2012, and 2011, stock-based compensation expense related to SSARs was $0.2 million, $0.1 million, and $0.1 million, respectively, and was charged to general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2013:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 25, 2012	20	$89.70	3.9	$1,355
Granted	18	165.58
Converted	(4)	58.23
Cancelled	(1)	99.60
Outstanding at December 31, 2013	33	$135.73	4.5	$1,343
Convertible at December 31, 2013	3	$75.65	2.5	$351

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2013 of $176.69 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 31, 2013 have a conversion price ranging from $55.20 to $192.65 and are expected to be recognized over a weighted-average period of approximately 4.5 years.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value for both stock options and SSARs (collectively “option awards”) is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of option awards are evaluated and revised, as necessary, to reflect market conditions and historical experience.
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Fair value per option awards	$55.63	$53.18	$37.46
Assumptions:
Expected term (years)	5	5	5
Expected volatility	36.5%	40.3%	40.3%
Risk-free interest rate	1.3%	0.8%	1.3%
Dividend yield	0.0%	0.0%	0.0%

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
The amounts presented for the weighted-average fair value of option awards granted are before the estimated effect of forfeitures, which reduce the amount of stock-based compensation expense recorded in the Consolidated Statements of Comprehensive Income.
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
1992 Employee Stock Purchase Plan
The Company adopted the 1992 Employee Stock Purchase Plan (“ESPP”) which was authorized to issue 825,000 shares of Class A common stock. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 20,000, 19,000, and 21,000 shares purchased with a weighted-average fair value of purchase rights of $25.01, $22.68, and $16.97 during fiscal 2013, fiscal 2012, and fiscal 2011, respectively. For fiscal 2013, fiscal 2012, and fiscal 2011, the Company recognized expense of approximately $0.5 million, $0.5 million, and $0.4 million in each of the respective years related to stock purchase plan discounts. Effective May 13, 2010, the Plan was amended to increase the number of the Company’s Class A common stock shares authorized for issuance to 925,000. Cumulatively, there

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

were approximately 878,000 shares issued under this plan as of December 31, 2013, 858,000 shares issued under this plan as of December 25, 2012, and 839,000 shares issued under this plan as of December 27, 2011.

17. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first three percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after five years. The Company contributed $2.0 million, $1.8 million, and $1.6 million to the Plan in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

18. Business Segment Information
The Company operates three business segments. The Company Bakery-Cafe Operations segment is comprised of the operating activities of the bakery-cafes owned directly and indirectly by the Company. The Company-owned bakery-cafes conduct business under the Panera Bread®, Saint Louis Bread Co.® or Paradise Bakery & Café® names. These bakery-cafes offer some or all of the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, salads, pasta dishes, custom roasted coffees, and other complementary products through on-premise sales, as well as catering.
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
The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, cream cheese, and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Comprehensive Income. The sales, costs, and operating profit related to the sales to Company-owned bakery-cafes are eliminated in consolidation in the Consolidated Statements of Comprehensive Income.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Revenues:
Company bakery-cafe operations	$2,108,908	$1,879,280	$1,592,951
Franchise operations	112,641	102,076	92,793
Fresh dough and other product operations	347,922	312,308	275,096
Intercompany sales eliminations	(184,469)	(163,607)	(138,808)
Total revenues	$2,385,002	$2,130,057	$1,822,032
Segment profit:
Company bakery-cafe operations	$413,474	$380,432	$307,012
Franchise operations	106,395	95,420	86,148
Fresh dough and other product operations	21,293	17,695	20,021
Total segment profit	$541,162	$493,547	$413,181

Depreciation and amortization	106,523	90,939	79,899
Unallocated general and administrative expenses	117,089	111,276	106,438
Pre-opening expenses	7,794	8,462	6,585
Interest expense	1,053	1,082	822
Other (income) expense, net	(4,017)	(1,208)	(466)
Income before income taxes	$312,720	$282,996	$219,903
Depreciation and amortization:
Company bakery-cafe operations	$90,872	$78,198	$68,651
Fresh dough and other product operations	8,239	6,793	6,777
Corporate administration	7,412	5,948	4,471
Total depreciation and amortization	$106,523	$90,939	$79,899
Capital expenditures:
Company bakery-cafe operations	$153,584	$122,868	$94,873
Fresh dough and other product operations	11,461	13,434	6,483
Corporate administration	26,965	16,026	6,576
Total capital expenditures	$192,010	$152,328	$107,932

	December 31, 2013	December 25, 2012
Segment assets:
Company bakery-cafe operations	$867,093	$807,681
Franchise operations	10,156	10,285
Fresh dough and other product operations	62,854	60,069
Total segment assets	$940,103	$878,035

Unallocated cash and cash equivalents	125,245	297,327
Unallocated trade and other accounts receivable	2,281	1,592
Unallocated property and equipment	53,587	30,161
Unallocated deposits and other	3,865	5,054
Other unallocated assets	55,781	55,994
Total assets	$1,180,862	$1,268,163

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Amounts used for basic and diluted per share calculations:
Net income	$196,169	$173,448	$135,952

Weighted average number of shares outstanding — basic	28,629	29,217	29,601
Effect of dilutive stock-based employee compensation awards	165	238	302
Weighted average number of shares outstanding — diluted	28,794	29,455	29,903

Earnings per common share:
Basic	$6.85	$5.94	$4.59
Diluted	$6.81	$5.89	$4.55

For each of the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

20. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the periods indicated (in thousands):

	For the fiscal year ended
	December 31, 2013	December 25, 2012	December 27, 2011
Cash paid during the year for:
Interest	$253	$370	$390
Income taxes	104,072	90,054	80,572
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$16,194	$6,019	$6,060
Accrued purchase price of Milwaukee acquisition	—	—	2,055
Accrued purchase price of Indiana acquisition	—	—	510
Accrued purchase price of North Carolina acquisition	—	3,601	—
Accrued purchase price of Florida acquisition	270	—	—
Investment in municipal industrial revenue bonds	(186)	(186)	156
Asset retirement obligations	664	2,855	474
Capital lease obligations	—	3,481	—

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2013 - quarters ended (1)
	March 26	June 25	September 24	December 31
Revenues	$561,779	$589,011	$572,480	$661,732
Operating profit	76,305	83,435	64,569	85,447
Net income	48,117	51,042	42,762	54,248
Earnings per common share:
Basic	$1.65	$1.75	$1.49	$1.97
Diluted	$1.64	$1.74	$1.48	$1.96

	Fiscal 2012 - quarters ended (1)
	March 27	June 26	September 25	December 25
Revenues	$498,579	$530,591	$529,338	$571,549
Operating profit	67,356	72,203	59,999	83,312
Net income	41,184	44,137	36,515	51,612
Earnings per common share:
Basic	$1.41	$1.51	$1.25	$1.77
Diluted	$1.40	$1.50	$1.24	$1.75

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.

The fiscal year ending December 31, 2013 had 53 weeks. As a result, the quarterly financial data for the fiscal fourth quarter 2013 reflects 14 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework (the "1992 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
The Company has adopted a code of ethics, called the Standards of Business Conduct that applies to its officers, including its principal executive, financial and accounting officers, and its directors and employees. The Company has posted the Standards of Business Conduct on its website at www.panerabread.com under the "Corporate Governance" section of the "Our Company - Investor Relations" webpage. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Standards of Business Conduct on its website.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) All Financial Statements:
Consolidated financial statements filed as part of this report are listed under Item 8: "Financial Statements and Supplementary Data".

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Self-insurance reserves:
Fiscal year ended December 27, 2011	$20,212	$35,944	$(32,527)	$23,629
Fiscal year ended December 25, 2012	$23,629	$41,807	$(36,533)	$28,903
Fiscal year ended December 31, 2013	$28,903	$46,930	$(44,288)	$31,545

Deferred tax assets, valuation allowance:
Fiscal year ended December 27, 2011	$—	$—	$—	$—
Fiscal year ended December 25, 2012	$—	$1,761	$—	$1,761
Fiscal year ended December 31, 2013	$1,761	$1,412	$—	$3,173
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Date: February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Chief Executive Officer	February 19, 2014
Ronald M. Shaich	(Principal Executive Officer)

/s/ ROGER C. MATTHEWS, JR.	Executive Vice President, Chief Financial Officer	February 19, 2014
Roger C. Matthews, Jr.	(Principal Financial Officer)

/s/ MARK D. WOOLDRIDGE	VP, Controller, Chief Accounting Officer	February 19, 2014
Mark D. Wooldridge	(Principal Accounting Officer)

/s/ DOMENIC COLASACCO	Director	February 19, 2014
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 19, 2014
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 19, 2014
Larry J. Franklin

/s/ DIANE HESSAN	Director	February 19, 2014
Diane Hessan

/s/ THOMAS E. LYNCH	Director	February 19, 2014
Thomas E. Lynch

/s/ WILLIAM W. MORETON	Executive Vice Chairman	February 19, 2014
William W. Moreton

EXHIBIT INDEX

Exhibit Number	Description
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

10.13
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.14
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).†

Exhibit Number	Description

10.15
Severance Agreement dated as of May 13, 2010 by and between Panera Bread Company and Ronald M. Shaich (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.16
Credit Agreement dated as of November 30, 2012 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 4, 2012 and incorporated herein by reference).

10.17
Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Reality Limited Partnership, and Panera, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.18
Amendment No. 1, dated December 27, 2012, to Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Realty Limited Partnership, and Panera, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.19*	Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Executive and Senior Vice Presidents.

21*	Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer.

31.2*	Certification by Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.