Form 10-Q
period 2014-04-01
PANERA BREAD CO
filed 2014-04-30
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2014

or

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

As of April 29, 2014, the registrant had 26,085,066 shares of Class A common stock ($.0001 par value per share) and 1,381,865 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	April 1, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$101,087	$125,245
Trade accounts receivable, net	33,442	32,965
Other accounts receivable	11,971	51,637
Inventories	19,228	21,916
Prepaid expenses and other	39,585	43,064
Deferred income taxes	29,087	27,889
Total current assets	234,400	302,716
Property and equipment, net	676,582	669,409
Other assets:
Goodwill	122,943	123,013
Other intangible assets, net	77,551	79,768
Deposits and other	6,050	5,956
Total other assets	206,544	208,737
Total assets	$1,117,526	$1,180,862
LIABILITIES
Current liabilities:
Accounts payable	$27,165	$17,533
Accrued expenses	239,896	285,792
Total current liabilities	267,061	303,325
Deferred rent	63,462	65,974
Deferred income taxes	50,271	65,398
Other long-term liabilities	40,711	46,273
Total liabilities	421,505	480,970
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,584,002 issued and 26,027,584 outstanding at April 1, 2014; and 30,573,851 issued and 26,290,446 outstanding at December 31, 2013	3	3
Class B, 10,000,000 shares authorized; 1,381,865 issued and outstanding at April 1, 2014 and 1,382,393 issued and outstanding at December 31, 2013	—	—
Treasury stock, carried at cost; 4,556,418 shares at April 1, 2014 and 4,283,405 shares at December 31, 2013	(596,870)	(546,570)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at April 1, 2014 and December 31, 2013	—	—
Additional paid-in capital	201,336	196,908
Accumulated other comprehensive loss	(727)	(333)
Retained earnings	1,092,279	1,049,884
Total stockholders’ equity	696,021	699,892
Total liabilities and stockholders’ equity	$1,117,526	$1,180,862

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Revenues:
Bakery-cafe sales, net	$535,549	$497,519
Franchise royalties and fees	28,892	26,577
Fresh dough and other product sales to franchisees	40,896	37,683
Total revenues	$605,337	$561,779
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$158,894	$146,417
Labor	162,463	148,598
Occupancy	39,251	36,153
Other operating expenses	75,817	67,945
Total bakery-cafe expenses	436,425	399,113
Fresh dough and other product cost of sales to franchisees	35,634	32,598
Depreciation and amortization	29,442	24,365
General and administrative expenses	35,007	28,307
Pre-opening expenses	1,824	1,091
Total costs and expenses	538,332	485,474
Operating profit	67,005	76,305
Interest expense	623	302
Other (income) expense, net	(1,212)	(2,420)
Income before income taxes	67,594	78,423
Income taxes	25,199	30,306
Net income	$42,395	$48,117

Earnings per common share:
Basic	$1.55	$1.65
Diluted	$1.55	$1.64

Weighted average shares of common and common equivalent shares outstanding:
Basic	27,269	29,150
Diluted	27,405	29,326

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(394)	$(366)
Other comprehensive loss	$(394)	$(366)
Comprehensive income	$42,001	$47,751

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Cash flows from operations:
Net income	$42,395	$48,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,442	24,365
Stock-based compensation expense	3,139	2,728
Tax benefit from exercise of stock options	(351)	(224)
Deferred income taxes	(16,325)	11,666
Other	297	413
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	37,414	17,597
Inventories	2,688	1,437
Prepaid expenses and other	3,479	3,022
Deposits and other	(94)	149
Accounts payable	9,632	2,296
Accrued expenses	(39,096)	(24,725)
Deferred rent	(2,496)	1,010
Other long-term liabilities	(5,679)	(6,418)
Net cash provided by operating activities	64,445	81,433
Cash flows from investing activities:
Additions to property and equipment	(42,301)	(36,031)
Proceeds from sale-leaseback transactions	2,709	—
Net cash used in investing activities	(39,592)	(36,031)
Cash flows from financing activities:
Repurchase of common stock	(50,300)	(20,304)
Exercise of employee stock options	190	80
Tax benefit from exercise of stock options	351	224
Proceeds from issuance of common stock under employee benefit plans	748	773
Net cash used in financing activities	(49,011)	(19,227)
Net (decrease) increase in cash and cash equivalents	(24,158)	26,175
Cash and cash equivalents at beginning of period	125,245	297,141
Cash and cash equivalents at end of period	$101,087	$323,316

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2013 (“fiscal 2013”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 19, 2014. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance became effective at the beginning of the Company's first quarter of fiscal 2014 and did not have a material impact on the Company's consolidated financial statements.

Note 2. Business Combinations

Florida Bakery-cafe Acquisition

On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. The Company paid approximately $2.4 million of the purchase price on April 9, 2013 and retained $0.3 million for certain holdbacks. The holdbacks are primarily for certain indemnification obligations and expire on April 9, 2014, the one year anniversary of the transaction closing date, with any remaining holdback amounts reverting to the prior franchisee. The Consolidated Statements of Comprehensive Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to property and equipment; $1.0 million to intangible assets, which represents the fair value of re-acquired territory rights and the favorable lease agreement, that are expected to be amortized on average over approximately 12 years; and $1.3 million to goodwill. The fair value measurement of tangible and intangible assets as of the acquisition date was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Goodwill recorded in connection with this acquisition was attributed to the workforce of the acquired bakery-cafe and synergies expected from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

Note 3. Fair Value Measurements

The Company’s cash equivalents of less than $0.1 million and $18.1 million at April 1, 2014 and December 31, 2013, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	April 1, 2014	December 31, 2013
Food:
Fresh dough facilities:
Raw materials	$2,838	$3,377
Finished goods	548	545
Bakery-cafes:
Raw materials	12,545	14,329
Paper goods	3,297	3,665
Total	$19,228	$21,916

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment as of April 1, 2014 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013
Currency translation	(70)	—	—	(70)
Balance as of April 1, 2014	$119,314	$1,934	$1,695	$122,943

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	April 1, 2014	December 31, 2013
Unredeemed gift cards, net	$68,453	$86,287
Compensation and related employment taxes	35,662	60,123
Capital expenditures	34,879	41,329
Insurance	32,135	31,545
Taxes, other than income taxes	16,452	17,618
Fresh dough and other product operations	8,999	8,236
Occupancy costs	6,939	5,017
Utilities	6,445	5,488
Advertising	5,612	5,729
Loyalty program	3,510	3,362
Deferred revenue	1,902	2,852
Other	18,908	18,206
Total	$239,896	$285,792

Note 7. Credit Facility

On November 30, 2012, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million. The Credit Agreement, which is guaranteed by certain of the Company's direct and indirect subsidiaries, will become due on November 30, 2017, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement.

As of April 1, 2014 and December 31, 2013, the Company had no loans outstanding under the Credit Agreement. The Company incurred $0.1 million of commitment fees for each of the thirteen weeks ended April 1, 2014 and March 26, 2013, respectively. Accrued interest related to the commitment fees was less than $0.1 million as of April 1, 2014 and approximately $0.1 million as of December 31, 2013. As of April 1, 2014 and December 31, 2013, the Company was in compliance with all covenant requirements in the Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of April 1, 2014, the Company guaranteed the operating leases of 24 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from April 30, 2014 to September 30, 2027 and potential future rental payments of approximately $19.2 million as of April 1, 2014. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

From time to time, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. As of the date of this Form 10-Q, the Company is not a party to any litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company's results of operations, cash flows, financial position or brand.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Revenues:
Company bakery-cafe operations	$535,549	$497,519
Franchise operations	28,892	26,577
Fresh dough and other product operations	86,525	79,989
Intercompany sales eliminations	(45,629)	(42,306)
Total revenues	$605,337	$561,779
Segment profit:
Company bakery-cafe operations	$99,124	$98,406
Franchise operations	27,457	25,058
Fresh dough and other product operations	5,262	5,085
Total segment profit	$131,843	$128,549

Depreciation and amortization	$29,442	$24,365
Unallocated general and administrative expenses	33,572	26,788
Pre-opening expenses	1,824	1,091
Interest expense	623	302
Other (income) expense, net	(1,212)	(2,420)
Income before income taxes	$67,594	$78,423
Depreciation and amortization:
Company bakery-cafe operations	$24,783	$21,005
Fresh dough and other product operations	2,057	2,014
Corporate administration	2,602	1,346
Total depreciation and amortization	$29,442	$24,365
Capital expenditures:
Company bakery-cafe operations	$31,543	$28,759
Fresh dough and other product operations	1,798	2,190
Corporate administration	8,960	5,082
Total capital expenditures	$42,301	$36,031

	April 1, 2014	December 31, 2013
Segment assets:
Company bakery-cafe operations	$844,474	$867,093
Franchise operations	9,688	10,156
Fresh dough and other product operations	61,830	62,854
Total segment assets	$915,992	$940,103

Unallocated cash and cash equivalents	$101,087	$125,245
Unallocated trade and other accounts receivable	2,197	2,281
Unallocated property and equipment	60,952	53,587
Unallocated deposits and other	3,858	3,865
Other unallocated assets	33,440	55,781
Total assets	$1,117,526	$1,180,862

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

Note 10. Income Taxes

The effective tax rates applicable to the Company were 37.3% and 38.6% for the thirteen weeks ended April 1, 2014 and March 26, 2013, respectively.  The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The decrease in the effective tax rate was primarily driven by discrete tax benefits related to state income taxes recognized in the thirteen weeks ended April 1, 2014.  Excluding these discrete tax benefits, the effective tax rate for the thirteen weeks ended April 1, 2014 would have been 38.2%.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Amounts used for basic and diluted per share calculations:
Net income	$42,395	$48,117

Weighted average number of shares outstanding — basic	27,269	29,150
Effect of dilutive stock-based employee compensation awards	136	176
Weighted average number of shares outstanding — diluted	27,405	29,326

Earnings per common share:
Basic	$1.55	$1.65
Diluted	$1.55	$1.64

For the thirteen weeks ended April 1, 2014 and March 26, 2013, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Executive Summary of Results

For the thirteen weeks ended April 1, 2014, we earned $1.55 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales on a calendar basis grew 0.1 percent (growth of 0.1 percent for both Company-owned and franchise-operated bakery-cafes); system-wide average weekly net sales decreased 0.1 percent to $46,925 ($47,142 for Company-owned bakery-cafes and $46,717 for franchise-operated bakery-cafes); 27 new bakery-cafes opened system-wide (16 Company-owned bakery-cafes and 11 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes).

For the thirteen weeks ended March 26, 2013, we earned $1.64 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.3 percent (growth of 3.3 percent for both Company-owned and franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.1 percent to $46,968 ($47,144 for Company-owned bakery-cafes and $46,800 for franchise-operated bakery-cafes); 22 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Revenues:
Bakery-cafe sales, net	88.5%	88.6%
Franchise royalties and fees	4.8	4.7
Fresh dough and other product sales to franchisees	6.8	6.7
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.7%	29.4%
Labor	30.3	29.9
Occupancy	7.3	7.3
Other operating expenses	14.2	13.7
Total bakery-cafe expenses	81.5	80.2
Fresh dough and other product cost of sales to franchisees (2)	87.1	86.5
Depreciation and amortization	4.9	4.3
General and administrative expenses	5.8	5.0
Pre-opening expenses	0.3	0.2
Total costs and expenses	88.9	86.4
Operating profit	11.1	13.6
Interest expense	0.1	0.1
Other (income) expense, net	(0.2)	(0.4)
Income before income taxes	11.2	14.0
Income taxes	4.2	5.4
Net income	7.0%	8.6%
Other comprehensive loss	(0.1)	(0.1)
Comprehensive income	6.9%	8.5%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Number of bakery-cafes:
Company-owned:
Beginning of period	867	809
Bakery-cafes opened	16	10
Bakery-cafes closed	(2)	(1)
End of period	881	818
Franchise-operated:
Beginning of period	910	843
Bakery-cafes opened	11	12
Bakery-cafes closed	(2)	—
End of period	919	855
System-wide:
Beginning of period	1,777	1,652
Bakery-cafes opened	27	22
Bakery-cafes closed	(4)	(1)
End of period	1,800	1,673

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	April 1, 2014 (1)	March 26, 2013
Company-owned	0.1%	3.3%
Franchise-operated	0.1%	3.3%
System-wide	0.1%	3.3%

(1) Comparable net-bakery cafe sales growth for the thirteen weeks ended April 1, 2014 is presented on a calendar basis. We believe that comparable net bakery-cafe sales percentages presented on a calendar basis, which match the specific operating weeks in a fiscal period to the same specific operating weeks in another, are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods or by additional weeks of sales in a particular fiscal period.

The following table sets forth the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Price	1.7%	2.3%
Mix	1.2%	3.4%
Average check	2.9%	5.7%

Transactions	(2.8)%	(2.4)%
Company-owned comparable net bakery-cafe sales growth	0.1%	3.3%

The year-over-year decline in transactions during the thirteen weeks ended April 1, 2014 was due to a variety of factors, including, but not limited to, severe weather, operational issues impacting the customer experience, a continued challenging consumer environment, and intensified competition. Price growth year-over-year during the thirteen weeks ended April 1, 2014 was modest generally due to our decision to take minimal price increases in anticipation of modest inflation. Mix growth year-over-year during the thirteen weeks ended April 1, 2014 was modest due, in part, to slower catering sales growth in fiscal 2014 and rolling over the introduction of pasta in fiscal 2013.

As noted, each of Company-owned, franchise-operated, and system-wide comparable net-bakery cafe sales growth presented on a calendar basis for the thirteen weeks ended April 1, 2014 was 0.1%. Presented on a fiscal basis, Company-owned, franchise-operated, and system-wide comparable net-bakery cafe sales growth for the thirteen weeks ended April 1, 2014 was 0.7%, 0.5%, and 0.6%, respectively.

Results of Operations

Revenues

The following table sets forth revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Bakery-cafe sales, net	$535,549	$497,519	7.6%
Franchise royalties and fees	28,892	26,577	8.7%
Fresh dough and other product sales to franchisees	40,896	37,683	8.5%
Total revenues	$605,337	$561,779	7.8%

System-wide average weekly net sales	$46,925	$46,968	(0.1)%

The growth in total revenues for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to the opening of 138 new bakery-cafes system-wide since March 26, 2013.

Bakery-cafe sales, net

The following table sets forth net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Bakery-cafe sales, net	$535,549	$497,519	7.6%
As a percentage of total revenues	88.5%	88.6%

Company-owned average weekly net sales	$47,142	$47,144	—%
Company-owned number of operating weeks	11,360	10,553	7.6%

The increase in net bakery-cafe sales for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to the opening of 69 new Company-owned bakery-cafes since March 26, 2013, partially offset by the closure of seven Company-owned bakery-cafes since March 26, 2013.

Franchise royalties and fees

The following table sets forth franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Franchise royalties	$28,479	$26,202	8.7%
Franchise fees	413	375	10.1%
Total	$28,892	$26,577	8.7%
As a percentage of total revenues	4.8%	4.7%

Franchise-operated average weekly net sales	$46,717	$46,800	(0.2)%
Franchise-operated number of operating weeks	11,862	11,023	7.6%

The increase in franchise royalty and fee revenues for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to the opening of 69 franchise-operated bakery-cafes since March 26, 2013, partially offset by the closure of four franchise-operated bakery-cafes since March 26, 2013.

As of April 1, 2014, there were 919 franchise-operated bakery-cafes open and we had received commitments to open 119 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table sets forth fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Fresh dough and other product sales to franchisees	$40,896	$37,683	8.5%
As a percentage of total revenues	6.8%	6.7%

The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to the opening of 69 franchise-operated bakery-cafes since March 26, 2013, partially offset by the closure of four franchise-operated bakery-cafes since March 26, 2013.

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

The following table sets forth cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Cost of food and paper products	$158,894	$146,417	8.5%
As a percentage of bakery-cafe sales, net	29.7%	29.4%

The increase in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to increased food variance, primarily due to severe weather during early fiscal 2014, and modestly higher input costs. In addition, for the thirteen weeks ended April 1, 2014, there was an average of 78 bakery-cafes per fresh dough facility compared to an average of 72 for the thirteen weeks ended March 26, 2013.

The following table sets forth labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Labor expense	$162,463	$148,598	9.3%
As a percentage of bakery-cafe sales, net	30.3%	29.9%

The increase in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily a result of adding additional labor hours in the bakery-cafes and related training costs, both to support ongoing operational initiatives, partially offset by lower manager bonus expense.

The following table sets forth other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Other operating expenses	$75,817	$67,945	11.6%
As a percentage of bakery-cafe sales, net	14.2%	13.7%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily a result of increased marketing and utilities expenses, partially offset by lower multi-unit manager bonus expense.

The following table sets forth fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Fresh dough and other product cost of sales to franchisees	$35,634	$32,598	9.3%
As a percentage of fresh dough and other product sales to franchisees	87.1%	86.5%

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees and modestly higher wheat costs.

The following table sets forth depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Depreciation and amortization	$29,442	$24,365	20.8%
As a percentage of total revenues	4.9%	4.3%

The increase in depreciation and amortization as a percentage of total revenues for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

The following table sets forth general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
General and administrative expenses	$35,007	$28,307	23.7%
As a percentage of total revenues	5.8%	5.0%

The increase in general and administrative expenses as a percentage of total revenues for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily due to an increase in headcount to support ongoing operational initiatives.

Other (income) expense, net

Other (income) expense, net was $1.2 million of income, or 0.2 percent of total revenues, for the thirteen weeks ended April 1, 2014 compared to $2.4 million of income, or 0.4 percent of total revenues, for the thirteen weeks ended March 26, 2013. Other (income) expense, net for the thirteen weeks ended April 1, 2014 was comprised of immaterial items. Other (income) expense, net for the thirteen weeks ended March 26, 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and tax matters.

Income Taxes

The following table sets forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	April 1, 2014	March 26, 2013	Change
Income taxes	$25,199	$30,306	(16.9)%
Effective tax rate	37.3%	38.6%

The decrease in the effective tax rate for the thirteen weeks ended April 1, 2014 compared to the same period in fiscal 2013 was primarily driven by discrete tax benefits related to state income taxes recognized in the thirteen weeks ended April 1, 2014. Excluding these discrete tax benefits, the effective tax rate for the thirteen weeks ended April 1, 2014 would have been 38.2%.

Liquidity and Capital Resources

Cash and cash equivalents were $101.1 million as of April 1, 2014 compared to $125.2 million as of December 31, 2013. This $24.1 million decrease was primarily a result of the use of $50.3 million to repurchase shares of our Class A common stock and the use of $42.3 million on capital expenditures, partially offset by $64.4 million of cash generated from operations during the thirteen weeks ended April 1, 2014. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had negative working capital of $32.7 million as of April 1, 2014 compared to negative working capital of $0.6 million as of December 31, 2013. The increase in negative working capital resulted primarily from the decrease in trade and other accounts receivable of $39.2 million, the previously described decrease in cash and cash equivalents of $24.1 million, and an increase in accounts payable of $9.6 million, partially offset by a decrease in accrued expenses of $45.9 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
Cash provided by (used in):
Operating activities	$64,445	$81,433
Investing activities	(39,592)	(36,031)
Financing activities	(49,011)	(19,227)
Net (decrease) increase in cash and cash equivalents	$(24,158)	$26,175

Operating Activities

Cash provided by operating activities was $64.4 million and $81.4 million for the thirteen weeks ended April 1, 2014 and March 26, 2013, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirteen weeks ended April 1, 2014 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal 2013 year end and a decrease in refundable income taxes due to the timing of payments. The decrease in accrued expenses was primarily due to the timing of employee compensation payments and a decrease in the balance of outstanding gift cards.

Cash provided by operating activities for the thirteen weeks ended March 26, 2013 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in credit card and other receivables due to the timing of the holidays near our fiscal 2012 year end. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and lower incentive compensation accruals, partially offset by an increase due to the timing of employee compensation payments.

Investing Activities

Cash used in investing activities was $39.6 million and $36.0 million for the thirteen weeks ended April 1, 2014 and March 26, 2013, respectively. Cash used in investing activities consists primarily of capital expenditures.

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

	For the 13 Weeks Ended
	April 1, 2014	March 26, 2013
New bakery-cafe and fresh dough facilities	$18,765	$16,856
Bakery-cafe and fresh dough facility improvements	13,476	8,963
Other capital needs	10,060	10,212
Total	$42,301	$36,031

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and investments in technology infrastructure, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We continue to anticipate $225 million to $250 million of capital expenditures in fiscal 2014.

Financing Activities

Cash used in financing activities was $49.0 million and $19.2 million for the thirteen weeks ended April 1, 2014 and March 26, 2013, respectively. Financing activities for the thirteen weeks ended April 1, 2014 consisted primarily of $50.3 million used to repurchase shares of our Class A common stock. Financing activities for the thirteen weeks ended March 26, 2013 consisted primarily of $20.3 million used to repurchase shares of our Class A common stock.

Share Repurchases

On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2012 repurchase authorization is reviewed quarterly by our Board of Directors and may be modified, suspended, or discontinued at any time. During the thirteen weeks ended April 1, 2014, we repurchased 271,412 shares under the 2012 repurchase authorization, at an average price of $184.22 per share, for an aggregate purchase price of approximately $50.0 million. During the thirteen weeks ended March 26, 2013, we repurchased 122,700 shares under the 2012 repurchase authorization, at an average price of $162.84 per share, for an aggregate purchase price of approximately $20.0 million. As of April 1, 2014, we had repurchased under the 2012 repurchase authorization a total of 2,387,762 shares of our Class A common stock, at a weighted-average price of $168.42 per share, for an aggregate purchase price of approximately $402.1 million. We have approximately $197.9 million available under the 2012 repurchase authorization.

We have historically repurchased shares of our Class A common stock from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirteen weeks ended April 1, 2014, we repurchased 1,601 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $182.82 per share for an aggregate purchase price of $0.3 million. During the thirteen weeks ended March 26, 2013, we repurchased 1,967 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $163.64 per share for an aggregate purchase price of $0.3 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Credit Facility

On November 30, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement. We expect to use the proceeds from the credit facility for general corporate purposes. As of April 1, 2014 and December 31, 2013, we had no loans outstanding and were in compliance with all covenants under the Credit Agreement.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and the impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2013.

Contractual Obligations and Other Commitments

In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; capital leases; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal option periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and / or rental payments commencing on a date other than the date of initial occupancy.

Off-Balance Sheet Arrangements

As of April 1, 2014, we guaranteed operating leases of 24 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from April 30, 2014 to September 30, 2027 and potential future rental payments of approximately $19.2 million as of April 1, 2014. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance became effective for us at the beginning of our first quarter of fiscal 2014 and did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended April 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings, claims, and litigation that arise in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows, financial position or brand.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 19, 2014, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of April 1, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended April 1, 2014, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2014 - January 28, 2014	—	$—	—	$247,859,139
January 29, 2014 - March 4, 2014	78,260	$184.05	77,601	$233,574,491
March 5, 2014 - April 1, 2014	194,753	$184.28	193,811	$197,859,307
Total	273,013	$184.21	271,412	$197,859,307

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

(2)	Number of shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan. See Part 1, Item 2. for further information regarding the share repurchase authorization.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	April 30, 2014	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 30, 2014	By:	/s/ ROGER C. MATTHEWS, JR.
Roger C. Matthews, Jr.
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	April 30, 2014	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document