Form 10-Q
period 2014-07-01
PANERA BREAD CO
filed 2014-07-30
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2014

or

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

As of July 29, 2014, the registrant had 25,683,615 shares of Class A common stock ($.0001 par value per share) and 1,381,865 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	July 1, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$185,076	$125,245
Trade accounts receivable, net	33,101	32,965
Other accounts receivable	22,514	51,637
Inventories	20,115	21,916
Prepaid expenses and other	34,621	43,064
Deferred income taxes	28,333	27,889
Total current assets	323,760	302,716
Property and equipment, net	703,312	669,409
Other assets:
Goodwill	123,021	123,013
Other intangible assets, net	75,336	79,768
Deposits and other	5,952	5,956
Total other assets	204,309	208,737
Total assets	$1,231,381	$1,180,862
LIABILITIES
Current liabilities:
Accounts payable	$14,101	$17,533
Accrued expenses	258,885	285,792
Total current liabilities	272,986	303,325
Long-term debt	100,000	—
Deferred rent	64,241	65,974
Deferred income taxes	52,163	65,398
Other long-term liabilities	42,639	46,273
Total liabilities	532,029	480,970
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,587,034 issued and 25,705,347 outstanding at July 1, 2014; and 30,573,851 issued and 26,290,446 outstanding at December 31, 2013	3	3
Class B, 10,000,000 shares authorized; 1,381,865 issued and outstanding at July 1, 2014 and 1,382,393 issued and outstanding at December 31, 2013	—	—
Treasury stock, carried at cost; 4,881,687 shares at July 1, 2014 and 4,283,405 shares at December 31, 2013	(646,908)	(546,570)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at July 1, 2014 and December 31, 2013	—	—
Additional paid-in capital	205,063	196,908
Accumulated other comprehensive loss	(277)	(333)
Retained earnings	1,141,471	1,049,884
Total stockholders’ equity	699,352	699,892
Total liabilities and stockholders’ equity	$1,231,381	$1,180,862

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Revenues:
Bakery-cafe sales, net	$555,645	$521,038	$1,091,194	$1,018,557
Franchise royalties and fees	30,057	27,453	59,365	54,030
Fresh dough and other product sales to franchisees	45,353	40,520	86,249	78,203
Total revenues	$631,055	$589,011	$1,236,808	$1,150,790
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$168,187	$156,171	$327,081	$302,588
Labor	168,210	149,869	330,673	298,467
Occupancy	39,237	35,701	78,488	71,854
Other operating expenses	78,714	72,145	154,531	140,090
Total bakery-cafe expenses	454,348	413,886	890,773	812,999
Fresh dough and other product cost of sales to franchisees	39,108	34,599	74,742	67,197
Depreciation and amortization	30,052	25,267	59,494	49,632
General and administrative expenses	32,229	29,743	67,652	58,050
Pre-opening expenses	1,376	2,081	3,200	3,172
Total costs and expenses	557,113	505,576	1,095,861	991,050
Operating profit	73,942	83,435	140,947	159,740
Interest expense	301	178	924	480
Other (income) expense, net	(4,003)	(796)	(5,215)	(3,216)
Income before income taxes	77,644	84,053	145,238	162,476
Income taxes	28,452	33,011	53,651	63,317
Net income	$49,192	$51,042	$91,587	$99,159

Earnings per common share:
Basic	$1.83	$1.75	$3.38	$3.41
Diluted	$1.82	$1.74	$3.36	$3.38

Weighted average shares of common and common equivalent shares outstanding:
Basic	26,951	29,092	27,111	29,121
Diluted	27,086	29,287	27,247	29,308

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$450	$(362)	$56	$(728)
Other comprehensive income (loss)	$450	$(362)	$56	$(728)
Comprehensive income	$49,642	$50,680	$91,643	$98,431

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	July 1, 2014	June 25, 2013
Cash flows from operating activities:
Net income	$91,587	$99,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,494	49,632
Stock-based compensation expense	5,997	5,145
Tax benefit from exercise of stock options	(415)	(496)
Deferred income taxes	(13,679)	15,530
Other	903	824
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	27,497	12,706
Inventories	1,801	1,044
Prepaid expenses and other	8,443	6,537
Deposits and other	197	763
Accounts payable	(3,432)	146
Accrued expenses	(26,304)	(42,579)
Deferred rent	(1,717)	2,091
Other long-term liabilities	(3,864)	(4,468)
Net cash provided by operating activities	146,508	146,034
Cash flows from investing activities:
Additions to property and equipment	(90,743)	(81,502)
Acquisitions, net of cash acquired	—	(2,446)
Proceeds from sale-leaseback transactions	2,709	—
Purchases of investments	—	(97,919)
Net cash used by investing activities	(88,034)	(181,867)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—
Capitalized debt issuance costs	(193)	—
Payment of deferred acquisition holdback	(270)	—
Repurchase of common stock	(100,338)	(20,363)
Exercise of employee stock options	263	283
Tax benefit from exercise of stock options	415	496
Proceeds from issuance of common stock under employee benefit plans	1,480	1,414
Net cash provided (used) by financing activities	1,357	(18,170)
Net increase (decrease) in cash and cash equivalents	59,831	(54,003)
Cash and cash equivalents at beginning of period	125,245	297,141
Cash and cash equivalents at end of period	$185,076	$243,138

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance became effective at the beginning of the Company's first quarter of the fiscal year ending December 30, 2014 ("fiscal 2014") and did not have a material impact on the Company's consolidated financial statements.

Note 2. Business Combinations

Florida Bakery-cafe Acquisition

On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. The Company paid approximately $2.4 million of the purchase price on April 9, 2013 and paid the remaining $0.3 million with interest on April 9, 2014, the one year anniversary of the transaction closing date. The Consolidated Statements of Comprehensive Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

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

Note 3. Fair Value Measurements

The Company’s cash equivalents of $79.0 million and $18.1 million at July 1, 2014 and December 31, 2013, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	July 1, 2014	December 31, 2013
Food:
Fresh dough facilities:
Raw materials	$3,317	$3,377
Finished goods	472	545
Bakery-cafes:
Raw materials	12,957	14,329
Paper goods	3,369	3,665
Total	$20,115	$21,916

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment as of July 1, 2014 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013
Currency translation	8	—	—	8
Balance as of July 1, 2014	$119,392	$1,934	$1,695	$123,021

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	July 1, 2014	December 31, 2013
Unredeemed gift cards, net	$66,970	$86,287
Compensation and related employment taxes	51,758	60,123
Capital expenditures	41,410	41,329
Insurance	30,780	31,545
Taxes, other than income taxes	15,029	17,618
Fresh dough and other product operations	8,822	8,236
Utilities	6,918	5,488
Occupancy costs	6,630	5,017
Deferred revenue	5,982	2,852
Advertising	2,912	5,729
Loyalty program	2,848	3,362
Other	18,826	18,206
Total	$258,885	$285,792

Note 7. Debt

On June 11, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan (the "Term Loan") in the amount of $100 million that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. The Term Loan bears interest at a rate equal to, at the Company's option, (1) LIBOR plus a margin ranging from 1.00% to 1.50% depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50% or (c) LIBOR plus 1.00%, plus a margin ranging from 0.00% to 0.50% depending on the Company’s consolidated leverage ratio. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the Term Loan. The debt issuance costs will be amortized to interest expense over the term of the Term Loan. The weighted-average interest rate of the Term Loan, excluding the amortization of debt issuance costs, was 1.15% for the thirteen weeks ended July 1, 2014. As of July 1, 2014, the carrying amount of the Term Loan approximates fair value as the interest rate on the Term Loan approximates current market rates (Level 2 inputs).

On November 30, 2012, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of July 1, 2014 and December 31, 2013, the Company had no loans outstanding under the Credit Agreement.

Both the Term Loan Agreement and the Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Term Loan Agreement and the Credit Agreement contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. The Company is currently in compliance with all covenant requirements in the Term Loan Agreement and the Credit Agreement.

Note 8. Commitments and Contingencies

Lease Obligations

As of July 1, 2014, the Company guaranteed the operating leases of 24 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2014 to September 30, 2027 and potential future rental payments of approximately $18.4 million as of July 1, 2014. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and violations of California‘s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes its subsidiary has meritorious defenses to each of the claims in the lawsuit and is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company's subsidiary will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the legal matter described above, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Revenues:
Company bakery-cafe operations	$555,645	$521,038	$1,091,194	$1,018,557
Franchise operations	30,057	27,453	59,365	54,030
Fresh dough and other product operations	96,039	86,695	182,564	166,684
Intercompany sales eliminations	(50,686)	(46,175)	(96,315)	(88,481)
Total revenues	$631,055	$589,011	$1,236,808	$1,150,790
Segment profit:
Company bakery-cafe operations	$101,297	$107,152	$200,421	$205,558
Franchise operations	28,732	25,948	56,189	51,006
Fresh dough and other product operations	6,245	5,921	11,507	11,006
Total segment profit	$136,274	$139,021	$268,117	$267,570

Depreciation and amortization	$30,052	$25,267	$59,494	$49,632
Unallocated general and administrative expenses	30,904	28,238	64,476	55,026
Pre-opening expenses	1,376	2,081	3,200	3,172
Interest expense	301	178	924	480
Other (income) expense, net	(4,003)	(796)	(5,215)	(3,216)
Income before income taxes	$77,644	$84,053	$145,238	$162,476
Depreciation and amortization:
Company bakery-cafe operations	$25,415	$21,704	$50,198	$42,709
Fresh dough and other product operations	2,097	1,964	4,154	3,978
Corporate administration	2,540	1,599	5,142	2,945
Total depreciation and amortization	$30,052	$25,267	$59,494	$49,632
Capital expenditures:
Company bakery-cafe operations	$35,010	$37,255	$66,553	$66,014
Fresh dough and other product operations	2,973	1,590	4,771	3,780
Corporate administration	10,459	6,626	19,419	11,708
Total capital expenditures	$48,442	$45,471	$90,743	$81,502

	July 1, 2014	December 31, 2013
Segment assets:
Company bakery-cafe operations	$861,930	$867,093
Franchise operations	12,528	10,156
Fresh dough and other product operations	61,371	62,854
Total segment assets	$935,829	$940,103

Unallocated cash and cash equivalents	$185,076	$125,245
Unallocated trade and other accounts receivable	3,001	2,281
Unallocated property and equipment	68,026	53,587
Unallocated deposits and other	3,727	3,865
Other unallocated assets	35,722	55,781
Total assets	$1,231,381	$1,180,862

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

Note 10. Income Taxes

The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The estimated annual effective tax rate may fluctuate due to changes in forecast annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecast permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur) or impacts from tax law changes.  To the extent such changes impact the Company’s deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

The effective tax rates applicable to the Company were 36.6% and 39.3% for the thirteen weeks ended July 1, 2014 and June 25, 2013, respectively, and 36.9% and 39.0% for the twenty-six weeks ended July 1, 2014 and June 25, 2013, respectively.  The decrease in the effective tax rate was primarily driven by favorable changes in permanent differences between financial and tax reporting and discrete tax benefits primarily related to state income taxes recognized in both the thirteen and twenty-six weeks ended July 1, 2014.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Amounts used for basic and diluted per share calculations:
Net income	$49,192	$51,042	$91,587	$99,159

Weighted average number of shares outstanding — basic	26,951	29,092	27,111	29,121
Effect of dilutive stock-based employee compensation awards	135	195	136	187
Weighted average number of shares outstanding — diluted	27,086	29,287	27,247	29,308

Earnings per common share:
Basic	$1.83	$1.75	$3.38	$3.41
Diluted	$1.82	$1.74	$3.36	$3.38

For the thirteen and twenty-six weeks ended July 1, 2014 and June 25, 2013, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

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

Our revenues are derived from Company-owned net bakery-cafe sales, fresh dough and other product sales to franchisees, and franchise royalties and fees. Fresh dough and other product sales to franchisees are primarily comprised of sales of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees, which includes fees for development and real estate services and information technology services. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned net bakery-cafe sales. The cost of fresh dough and other product sales to franchisees relates primarily to the sale of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.

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

Executive Summary of Results

For the thirteen weeks ended July 1, 2014, we earned $1.82 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales were flat on a calendar basis (growth of 0.1 percent for Company-owned bakery-cafes and decline of 0.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales decreased 0.9 percent to $47,791 ($48,313 for Company-owned bakery-cafes and $47,290 for franchise-operated bakery-cafes); 19 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and nine franchise-operated bakery-cafes); and one franchise-operated bakery-cafe closed. Additionally, included in diluted earnings per share for the thirteen weeks ended July 1, 2014 was an $0.08 per diluted share benefit from a favorable resolution of an insurance coverage matter.

For the thirteen weeks ended June 25, 2013, we earned $1.74 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.7 percent (growth of 3.8 percent for Company-owned bakery-cafes and growth of 3.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.3 percent to $48,215 ($48,700 for Company-owned bakery-cafes and $47,750 for franchise-operated bakery-cafes); 37 new bakery-cafes opened system-

wide (18 Company-owned bakery-cafes and 19 franchise-operated bakery-cafes); and two Company-owned bakery-cafes closed. Additionally, during the thirteen weeks ended June 25, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

For the twenty-six weeks ended July 1, 2014, we earned $3.36 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales were flat on a calendar basis (growth of 0.1 percent for Company-owned bakery-cafes and flat for franchise-operated bakery-cafes); system-wide average weekly net sales decreased 0.5 percent to $47,360 ($47,731 for Company-owned bakery-cafes and $47,005 for franchise-operated bakery-cafes); 46 new bakery-cafes opened system-wide (26 Company-owned bakery-cafes and 20 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (two Company-owned bakery-cafes and three franchise-operated bakery-cafes). Additionally, included in diluted earnings per share for the twenty-six weeks ended July 1, 2014 was an $0.08 per diluted share benefit from a favorable resolution of an insurance coverage dispute.

For the twenty-six weeks ended June 25, 2013, we earned $3.38 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 3.5 percent (growth of 3.6 percent for Company-owned bakery-cafes and growth of 3.4 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 3.2 percent to $47,596 ($47,927 for Company-owned bakery-cafes and $47,279 for franchise-operated bakery-cafes); 59 new bakery-cafes opened system-wide (28 Company-owned bakery-cafes and 31 franchise-operated bakery-cafes); and three Company-owned bakery-cafes closed. Additionally, during the twenty-six weeks ended June 25, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee, as described in Note 2 in the accompanying consolidated financial statements.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Revenues:
Bakery-cafe sales, net	88.1%	88.5%	88.2%	88.5%
Franchise royalties and fees	4.8	4.7	4.8	4.7
Fresh dough and other product sales to franchisees	7.2	6.9	7.0	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.3%	30.0%	30.0%	29.7%
Labor	30.3	28.8	30.3	29.3
Occupancy	7.1	6.9	7.2	7.1
Other operating expenses	14.2	13.8	14.2	13.8
Total bakery-cafe expenses	81.8	79.4	81.6	79.8
Fresh dough and other product cost of sales to franchisees (2)	86.2	85.4	86.7	85.9
Depreciation and amortization	4.8	4.3	4.8	4.3
General and administrative expenses	5.1	5.0	5.5	5.0
Pre-opening expenses	0.2	0.4	0.3	0.3
Total costs and expenses	88.3	85.8	88.6	86.1
Operating profit	11.7	14.2	11.4	13.9
Interest expense	—	—	0.1	—
Other (income) expense, net	(0.6)	(0.1)	(0.4)	(0.3)
Income before income taxes	12.3	14.3	11.7	14.1
Income taxes	4.5	5.6	4.3	5.5
Net income	7.8%	8.7%	7.4	8.6
Other comprehensive income (loss)	0.1	(0.1)	—	(0.1)
Comprehensive income	7.9%	8.6%	7.4%	8.5%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Number of bakery-cafes:
Company-owned:
Beginning of period	881	818	867	809
Bakery-cafes opened	10	18	26	28
Bakery-cafes closed	—	(2)	(2)	(3)
Bakery-cafes acquired from franchisees	—	1	—	1
End of period	891	835	891	835
Franchise-operated:
Beginning of period	919	855	910	843
Bakery-cafes opened	9	19	20	31
Bakery-cafes closed	(1)	—	(3)	—
Bakery-cafes sold to Company	—	(1)	—	(1)
End of period	927	873	927	873
System-wide:
Beginning of period	1,800	1,673	1,777	1,652
Bakery-cafes opened	19	37	46	59
Bakery-cafes closed	(1)	(2)	(5)	(3)
End of period	1,818	1,708	1,818	1,708

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014 (1)	June 25, 2013	July 1, 2014 (1)	June 25, 2013
Company-owned	0.1%	3.8%	0.1%	3.6%
Franchise-operated	(0.2)%	3.5%	0.0%	3.4%
System-wide	0.0%	3.7%	0.0%	3.5%

(1) Comparable net-bakery cafe sales growth for the thirteen and twenty-six weeks ended July 1, 2014 is presented on a calendar basis. We believe that comparable net bakery-cafe sales percentages presented on a calendar basis, which match the specific operating weeks in a fiscal period to the same specific operating weeks in another, are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods or by additional weeks of sales in a particular fiscal period.

The following table sets forth the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Price	0.6%	1.7%	1.2%	2.0%
Mix	(0.9)%	2.6%	0.1%	3.1%
Average check	(0.3)%	4.3%	1.3%	5.1%

Transactions	0.4%	(0.5)%	(1.2)%	(1.5)%
Company-owned comparable net bakery-cafe sales growth	0.1%	3.8%	0.1%	3.6%

The year-over-year increase in transactions during the thirteen weeks ended July 1, 2014 was primarily due to an increase in transactions during the breakfast daypart, partially offset by operational issues impacting the customer experience and a continued challenging consumer environment. The decline in mix during the thirteen weeks ended July 1, 2014 was primarily due to slower catering sales growth and a lower total average check as a result of the increase in breakfast transactions, which carry a lower average check than lunch or dinner transactions. Price growth year-over-year during the thirteen weeks ended July 1, 2014 was modest, generally due to our decision to take minimal price increases in the first quarter in anticipation of expected modest inflation.

The year-over-year decline in transactions during the twenty-six weeks ended July 1, 2014 was due to a variety of factors, including, but not limited to, severe weather, operational issues impacting the customer experience, a continued challenging consumer environment, and intensified competition, partially offset by an increase in transactions during the breakfast daypart during the thirteen weeks ended July 1, 2014. Price growth year-over-year during the twenty-six weeks ended July 1, 2014 was modest, generally due to our decision to take minimal price increases in anticipation of modest inflation. Mix growth year-over-year during the twenty-six weeks ended July 1, 2014 was modest due, in part, to slower catering sales growth and a lower total average check as a result of the increase in breakfast transactions during the thirteen weeks ended July 1, 2014.

As noted, we believe that comparable net bakery-cafe sales percentages presented on a calendar basis are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods or by additional weeks of sales in a particular fiscal period. The following table sets forth information relating to comparable net bakery-cafe sales growth presented on both a calendar and fiscal basis for the thirteen and twenty-six weeks ended July 1, 2014:

	For the 13 Weeks Ended July 1, 2014		For the 26 Weeks Ended July 1, 2014
	Calendar	Fiscal	Calendar	Fiscal
Company-owned	0.1%	0.1%	0.1%	0.4%
Franchise-operated	(0.2)%	(0.2)%	0.0%	0.2%
System-wide	0.0%	(0.1)%	0.0%	0.3%

Results of Operations

Revenues

The following table sets forth revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Bakery-cafe sales, net	$555,645	$521,038	6.6%
Franchise royalties and fees	30,057	27,453	9.5%
Fresh dough and other product sales to franchisees	45,353	40,520	11.9%
Total revenues	$631,055	$589,011	7.1%

System-wide average weekly net sales	$47,791	$48,215	(0.9)%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Bakery-cafe sales, net	$1,091,194	$1,018,557	7.1%
Franchise royalties and fees	59,365	54,030	9.9%
Fresh dough and other product sales to franchisees	86,249	78,203	10.3%
Total revenues	$1,236,808	$1,150,790	7.5%

System-wide average weekly net sales	$47,360	$47,596	(0.5)%

The growth in total revenues for the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 120 new bakery-cafes system-wide since June 25, 2013, partially offset by the closure of 10 bakery-cafes system-wide since June 25, 2013.

Bakery-cafe sales, net

The following table sets forth net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Bakery-cafe sales, net	$555,645	$521,038	6.6%
As a percentage of total revenues	88.1%	88.5%

Company-owned average weekly net sales	$48,313	$48,700	(0.8)%
Company-owned number of operating weeks	11,501	10,699	7.5%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Bakery-cafe sales, net	$1,091,194	$1,018,557	7.1%
As a percentage of total revenues	88.2%	88.5%

Company-owned average weekly net sales	$47,731	$47,927	(0.4)%
Company-owned number of operating weeks	22,861	21,252	7.6%

The increase in net bakery-cafe sales for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 61 new Company-owned bakery-cafes since June 25, 2013, partially offset by the closure of five Company-owned bakery-cafes since June 25, 2013.

Franchise royalties and fees

The following table sets forth franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Franchise royalties	$29,576	$26,873	10.1%
Franchise fees	481	580	(17.1)%
Total	$30,057	$27,453	9.5%
As a percentage of total revenues	4.8%	4.7%

Franchise-operated average weekly net sales	$47,290	$47,750	(1.0)%
Franchise-operated number of operating weeks	12,005	11,194	7.2%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Franchise royalties	$58,471	$53,075	10.2%
Franchise fees	894	955	(6.4)%
Total	$59,365	$54,030	9.9%
As a percentage of total revenues	4.8%	4.7%

Franchise-operated average weekly net sales	$47,005	$47,279	(0.6)%
Franchise-operated number of operating weeks	23,867	22,217	7.4%

The increase in franchise royalty and fee revenues for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 59 franchise-operated bakery-cafes since June 25, 2013, partially offset by the closure of five franchise-operated bakery-cafes since June 25, 2013.

As of July 1, 2014, there were 927 franchise-operated bakery-cafes open and we had received commitments to open 115 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table sets forth fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Fresh dough and other product sales to franchisees	$45,353	$40,520	11.9%
As a percentage of total revenues	7.2%	6.9%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Fresh dough and other product sales to franchisees	$86,249	$78,203	10.3%
As a percentage of total revenues	7.0%	6.8%

The increase in fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 59 franchise-operated bakery-cafes since June 25, 2013, partially offset by the closure of five franchise-operated bakery-cafes since June 25, 2013.

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

The following table sets forth cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Cost of food and paper products	$168,187	$156,171	7.7%
As a percentage of bakery-cafe sales, net	30.3%	30.0%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Cost of food and paper products	$327,081	$302,588	8.1%
As a percentage of bakery-cafe sales, net	30.0%	29.7%

The increase in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to higher food input costs, including, but not limited to, unexpected increases in the costs of butter, avocados, and bacon, and increased food variance, primarily due to severe weather during early fiscal 2014. These increases were partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen and twenty-six weeks ended July 1, 2014, there was an average of 79 and 78 bakery-cafes per fresh dough facility, respectively, compared to an average of 73 for both the thirteen and twenty-six weeks ended June 25, 2013.

The following table sets forth labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Labor expense	$168,210	$149,869	12.2%
As a percentage of bakery-cafe sales, net	30.3%	28.8%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Labor expense	$330,673	$298,467	10.8%
As a percentage of bakery-cafe sales, net	30.3%	29.3%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily a result of adding additional labor hours, as well as employees in the bakery-cafes and related training costs, both to support ongoing operational initiatives, partially offset by lower manager bonus expense.

The following table sets forth other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Other operating expenses	$78,714	$72,145	9.1%
As a percentage of bakery-cafe sales, net	14.2%	13.8%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Other operating expenses	$154,531	$140,090	10.3%
As a percentage of bakery-cafe sales, net	14.2%	13.8%

The increase in other operating expenses as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily a result of increased marketing expenses, partially offset by lower multi-unit manager bonus expense.

The following table sets forth fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Fresh dough and other product cost of sales to franchisees	$39,108	$34,599	13.0%
As a percentage of fresh dough and other product sales to franchisees	86.2%	85.4%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Fresh dough and other product cost of sales to franchisees	$74,742	$67,197	11.2%
As a percentage of fresh dough and other product sales to franchisees	86.7%	85.9%

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees.

The following table sets forth depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Depreciation and amortization	$30,052	$25,267	18.9%
As a percentage of total revenues	4.8%	4.3%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Depreciation and amortization	$59,494	$49,632	19.9%
As a percentage of total revenues	4.8%	4.3%

The increase in depreciation and amortization as a percentage of total revenues for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

The following table sets forth general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
General and administrative expenses	$32,229	$29,743	8.4%
As a percentage of total revenues	5.1%	5.0%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
General and administrative expenses	$67,652	$58,050	16.5%
As a percentage of total revenues	5.5%	5.0%

The increase in general and administrative expenses as a percentage of total revenues for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily due to an increase in headcount to support ongoing operational initiatives, partially offset by lower incentive compensation.

Other (income) expense, net

Other (income) expense, net was $4.0 million of income, or 0.6 percent of total revenues, for the thirteen weeks ended July 1, 2014 compared to $0.8 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended June 25, 2013. Other (income) expense, net for the thirteen weeks ended July 1, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter. Other (income) expense, net for the thirteen weeks ended June 25, 2013 was comprised of immaterial items.

Other (income) expense, net was $5.2 million of income, or 0.4 percent of total revenues, for the twenty-six weeks ended July 1, 2014 compared to $3.2 million of income, or 0.3 percent of total revenues, for the twenty-six weeks ended June 25, 2013. Other (income) expense, net for the twenty-six weeks ended July 1, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter. Other (income) expense, net for the twenty-six weeks ended June 25, 2013 was primarily comprised of a $2.2 million benefit from a favorable resolution of legal and tax matters.

Income Taxes

The following table sets forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Income taxes	$28,452	$33,011	(13.8)%
Effective tax rate	36.6%	39.3%

	For the 26 Weeks Ended		Percentage
	July 1, 2014	June 25, 2013	Change
Income taxes	$53,651	$63,317	(15.3)%
Effective tax rate	36.9%	39.0%

The decrease in the effective tax rate for both the thirteen and twenty-six weeks ended July 1, 2014 compared to the same periods in fiscal 2013 was primarily driven by favorable changes in permanent differences between financial and tax reporting and discrete tax benefits primarily related to state income taxes recognized in both the thirteen and twenty-six weeks ended July 1, 2014.

We record income taxes using an estimated annual effective tax rate for interim reporting. The estimated annual effective tax rate may fluctuate due to changes in forecast annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecast permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur) or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

Liquidity and Capital Resources

Cash and cash equivalents were $185.1 million as of July 1, 2014 compared to $125.2 million as of December 31, 2013. This $59.9 million increase was primarily a result of cash generated from operations during the twenty-six weeks ended July 1, 2014 of $146.5 million and proceeds from the issuance of long-term debt of $100 million, partially offset by the use of $100.3 million to repurchase shares of our Class A common stock and capital expenditures of $90.7 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had positive working capital of $50.8 million as of July 1, 2014 compared to negative working capital of $0.6 million as of December 31, 2013. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $59.9 million and a decrease in accrued expenses of $26.9 million, partially offset by a decrease in trade and other accounts receivable of $29.0 million and a decrease in prepaid expenses and other current assets of $8.4 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 26 Weeks Ended
	July 1, 2014	June 25, 2013
Cash provided (used) by:
Operating activities	$146,508	$146,034
Investing activities	(88,034)	(181,867)
Financing activities	1,357	(18,170)
Net increase (decrease) in cash and cash equivalents	$59,831	$(54,003)

Operating Activities

Cash provided by operating activities was $146.5 million and $146.0 million for the twenty-six weeks ended July 1, 2014 and June 25, 2013, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the twenty-six weeks ended July 1, 2014 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal 2013 year end and a decrease in refundable income taxes due to the timing of payments. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and lower incentive compensation accruals.

Cash provided by operating activities for the twenty-six weeks ended June 25, 2013 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in credit card and other receivables due to the timing of the holidays near our fiscal 2012 year end. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and lower incentive compensation accruals.

Investing Activities

Cash used by investing activities was $88.0 million and $181.9 million for the twenty-six weeks ended July 1, 2014 and June 25, 2013, respectively. Cash used in investing activities consists primarily of capital expenditures and for the twenty-six weeks ended June 25, 2013, also included the purchase of investments of $97.9 million.

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

	For the 26 Weeks Ended
	July 1, 2014	June 25, 2013
New bakery-cafe and fresh dough facilities	$36,249	$37,933
Bakery-cafe and fresh dough facility improvements	31,382	25,514
Other capital needs	23,112	18,055
Total	$90,743	$81,502

Our capital requirements, including development costs related to the opening or acquisition of additional bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and investments in technology infrastructure, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of arrangements negotiated with landlords. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We continue to anticipate $225 million to $250 million of capital expenditures in fiscal 2014.

Financing Activities

Cash provided by financing activities was $1.4 million for the twenty-six weeks ended July 1, 2014. Cash used by financing activities was $18.2 million for the twenty-six weeks ended June 25, 2013. Financing activities for the twenty-six weeks ended July 1, 2014 consisted primarily of $100.3 million used to repurchase shares of our Class A common stock and $100 million of proceeds from term loan borrowings. Financing activities for the twenty-six weeks ended June 25, 2013 consisted primarily of $20.4 million used to repurchase shares of our Class A common stock.

Share Repurchases

On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. During the twenty-six weeks ended July 1, 2014, we repurchased 514,357 shares under the 2012 repurchase authorization, at an average price of $170.15 per share, for an aggregate purchase price of approximately $87.5 million. During the twenty-six weeks ended June 25, 2013, we repurchased 122,700 shares under the 2012 repurchase authorization, at an average price of $162.84 per share, for an aggregate purchase price of approximately $20.0 million. As of July 1, 2014, under the 2012 repurchase authorization, we had repurchased a total of 2,630,707 shares of our Class A common stock, at a weighted-average price of $167.13 per share, for an aggregate purchase price of approximately $439.7 million. On June 5, 2014, our Board terminated the 2012 repurchase authorization.

On June 5, 2014, our Board approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. As of July 1, 2014, under the 2014 share repurchase authorization, we had repurchased a total of 82,085 shares of our Class A common stock, at a weighted-average price of $151.95 per share, for an aggregate purchase price of approximately $12.5 million. We have approximately $587.5 million available under the 2014 repurchase authorization.

In total, during the twenty-six weeks ended July 1, 2014, we repurchased 596,442 shares under the 2012 and 2014 repurchase authorizations, at an average price of $167.65 per share, for an aggregate purchase price of approximately $100.0 million.

We have historically repurchased shares of our Class A common stock from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the twenty-six weeks ended July 1, 2014, we repurchased 1,840 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $179.43 per share for an aggregate purchase price of approximately $0.3 million. During the twenty-six weeks ended June 25, 2013, we repurchased 2,271 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $166.72 per share for an aggregate purchase price of approximately $0.4 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Term Loan

On June 11, 2014, we entered into a term loan agreement, or the Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan, or the Term Loan, in the amount of $100 million that bears interest at a rate equal to, at our option, (1) LIBOR plus a margin ranging from 1.00% to 1.50% depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50% or (c) LIBOR plus 1.00%, plus a margin ranging from 0.00% to 0.50% depending on our consolidated leverage ratio. Our obligations under the Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. The Term Loan Agreement also allows us from time to time to request that the Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions. The Term Loan Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. We expect to use the proceeds from the Term Loan for general corporate purposes. We are currently in compliance with all covenant requirements under the Term Loan Agreement.

Credit Facility

On November 30, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement. We expect to use the proceeds from the credit facility for general corporate purposes. As of July 1, 2014 and December 31, 2013, we had no loans outstanding under the Credit Agreement. We are currently in compliance with all covenant requirements under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of July 1, 2014, we guaranteed operating leases of 24 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2014 to September 30, 2027 and potential future rental payments of approximately $18.4 million as of July 1, 2014. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance became effective for us at the beginning of our first quarter of fiscal 2014 and did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2014. The term “disclosure controls and procedures”, as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended July 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of our subsidiaries by Jason Lofstedt, a former employee of one our subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and violations of California‘s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe our subsidiary has meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that our subsidiary will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the legal matter described above, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 19, 2014, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 1, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended July 1, 2014, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (3)
April 2, 2014 - April 29, 2014	—	$—	—	$197,859,307
April 30, 2014 - June 3, 2014	235,672	$154.43	235,445	$161,500,681
June 4, 2014 - July 1, 2014	89,597	$152.17	89,585	$587,527,150
Total	325,269	$153.80	325,030

(1)
Includes 239 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)	Number of shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan. See Part 1, Item 2. for further information regarding the share repurchase authorizations.

(3)
On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization. On June 5, 2014, our Board terminated the 2012 repurchase authorization and approved a new three year share repurchase authorization of up to $600 million of our Class A common stock that was announced on June 5, 2014, which we refer to as the 2014 repurchase authorization. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	July 30, 2014	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 30, 2014	By:	/s/ ROGER C. MATTHEWS, JR.
Roger C. Matthews, Jr.
Executive Vice President, Chief Financial Officer
(principal financial officer)

Dated:	July 30, 2014	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Term Loan Agreement, dated as of June 11, 2014 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on June 12, 2014 and incorporated herein by reference)

10.2
1992 Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 22, 2014 (File No. 0-19253), as filed with the Commission on April 22, 2014 and incorporated herein by reference)

31.1*	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.