Form 10-Q
period 2014-09-30
PANERA BREAD CO
filed 2014-10-29
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 28, 2014, the registrant had 25,587,607 shares of Class A common stock ($.0001 par value per share) and 1,381,865 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,110	$125,245
Trade accounts receivable, net	35,302	32,965
Other accounts receivable	30,616	51,637
Inventories	20,430	21,916
Prepaid expenses and other	50,185	43,064
Deferred income taxes	25,625	27,889
Total current assets	308,268	302,716
Property and equipment, net	744,107	669,409
Other assets:
Goodwill	122,923	123,013
Other intangible assets, net	73,132	79,768
Deposits and other	5,912	5,956
Total other assets	201,967	208,737
Total assets	$1,254,342	$1,180,862
LIABILITIES
Current liabilities:
Accounts payable	$20,633	$17,533
Accrued expenses	261,623	285,792
Total current liabilities	282,256	303,325
Long-term debt	100,000	—
Deferred rent	65,943	65,974
Deferred income taxes	50,724	65,398
Other long-term liabilities	45,485	46,273
Total liabilities	544,408	480,970
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,690,640 issued and 25,581,299 outstanding at September 30, 2014; and 30,573,851 issued and 26,290,446 outstanding at December 31, 2013	3	3
Class B, 10,000,000 shares authorized; 1,381,865 issued and outstanding at September 30, 2014 and 1,382,393 issued and outstanding at December 31, 2013	—	—
Treasury stock, carried at cost; 5,109,341 shares at September 30, 2014 and 4,283,405 shares at December 31, 2013	(680,817)	(546,570)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	210,910	196,908
Accumulated other comprehensive loss	(847)	(333)
Retained earnings	1,180,685	1,049,884
Total stockholders’ equity	709,934	699,892
Total liabilities and stockholders’ equity	$1,254,342	$1,180,862

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Revenues:
Bakery-cafe sales, net	$545,393	$505,428	$1,636,587	$1,523,985
Franchise royalties and fees	30,585	27,189	89,950	81,219
Fresh dough and other product sales to franchisees	43,912	39,863	130,161	118,066
Total revenues	$619,890	$572,480	$1,856,698	$1,723,270
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$165,443	$152,202	$492,524	$454,790
Labor	170,207	151,786	500,880	450,253
Occupancy	40,357	36,860	118,845	108,714
Other operating expenses	79,094	73,846	233,625	213,936
Total bakery-cafe expenses	455,101	414,694	1,345,874	1,227,693
Fresh dough and other product cost of sales to franchisees	39,100	35,886	113,842	103,083
Depreciation and amortization	31,187	26,329	90,681	75,961
General and administrative expenses	34,460	28,837	102,112	86,887
Pre-opening expenses	2,083	2,165	5,283	5,337
Total costs and expenses	561,931	507,911	1,657,792	1,498,961
Operating profit	57,959	64,569	198,906	224,309
Interest expense	462	75	1,386	555
Other (income) expense, net	(719)	324	(5,934)	(2,892)
Income before income taxes	58,216	64,170	203,454	226,646
Income taxes	19,002	21,408	72,653	84,725
Net income	$39,214	$42,762	$130,801	$141,921

Earnings per common share:
Basic	$1.47	$1.49	$4.85	$4.89
Diluted	$1.46	$1.48	$4.83	$4.86

Weighted average shares of common and common equivalent shares outstanding:
Basic	26,715	28,744	26,979	28,995
Diluted	26,813	28,899	27,108	29,173

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(570)	$206	$(514)	$(522)
Other comprehensive (loss) income	$(570)	$206	$(514)	$(522)
Comprehensive income	$38,644	$42,968	$130,287	$141,399

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 30, 2014	September 24, 2013
Cash flows from operating activities:
Net income	$130,801	$141,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,681	75,961
Stock-based compensation expense	8,032	7,841
Tax benefit from exercise of stock options	(2,733)	(7,818)
Deferred income taxes	(12,410)	7,991
Other	1,434	3,538
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	17,924	2,241
Inventories	1,486	299
Prepaid expenses and other	(7,121)	4,920
Deposits and other	237	1,005
Accounts payable	3,100	425
Accrued expenses	(35,349)	(26,741)
Deferred rent	(282)	3,464
Other long-term liabilities	(1,162)	(3,536)
Net cash provided by operating activities	194,638	211,511
Cash flows from investing activities:
Additions to property and equipment	(155,348)	(124,334)
Acquisitions, net of cash acquired	—	(2,446)
Proceeds from sale-leaseback transactions	10,315	2,085
Purchases of investments	—	(97,919)
Proceeds from sales of investments	—	97,936
Net cash used by investing activities	(145,033)	(124,678)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—
Capitalized debt issuance costs	(193)	—
Payment of deferred acquisition holdback	(270)	—
Repurchase of common stock	(134,247)	(200,465)
Exercise of employee stock options	863	456
Tax benefit from exercise of stock options	2,733	7,818
Proceeds from issuance of common stock under employee benefit plans	2,374	2,178
Net cash used by financing activities	(28,740)	(190,013)
Net increase (decrease) in cash and cash equivalents	20,865	(103,180)
Cash and cash equivalents at beginning of period	125,245	297,141
Cash and cash equivalents at end of period	$146,110	$193,961

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance became effective at the beginning of the Company's first quarter of the fiscal year ending December 30, 2014 (“fiscal 2014”) and did not have a material impact on the Company's consolidated financial statements.

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

Note 3. Fair Value Measurements

The Company’s cash equivalents of $37.5 million and $18.1 million at September 30, 2014 and December 31, 2013, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Food:
Fresh dough facilities:
Raw materials	$3,446	$3,377
Finished goods	407	545
Bakery-cafes:
Raw materials	13,293	14,329
Paper goods	3,284	3,665
Total	$20,430	$21,916

Note 5. Goodwill

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment as of September 30, 2014 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013
Currency translation	(90)	—	—	(90)
Balance as of September 30, 2014	$119,294	$1,934	$1,695	$122,923

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Unredeemed gift cards, net	$65,537	$86,287
Capital expenditures	55,511	41,329
Compensation and related employment taxes	40,271	60,123
Insurance	31,504	31,545
Taxes, other than income taxes	15,192	17,618
Fresh dough and other product operations	8,515	8,236
Occupancy costs	7,108	5,017
Advertising	6,358	5,729
Utilities	5,980	5,488
Deferred revenue	5,163	2,852
Loyalty program	2,581	3,362
Other	17,903	18,206
Total	$261,623	$285,792

Note 7. Debt

On June 11, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan (the "Term Loan") in the amount of $100 million that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. The Term Loan bears interest at a rate equal to, at the Company's option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the Term Loan. The debt issuance costs are being amortized to expense over the term of the Term Loan. The weighted-average interest rate of the Term Loan, excluding the amortization of debt issuance costs, was 1.15 percent for the thirteen weeks ended September 30, 2014. As of September 30, 2014, the carrying amount of the Term Loan approximates fair value as the interest rate on the Term Loan approximates current market rates (Level 2 inputs).

On November 30, 2012, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of September 30, 2014 and December 31, 2013, the Company had no loans outstanding under the Credit Agreement.

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

Note 8. Commitments and Contingencies

Lease Obligations

As of September 30, 2014, the Company guaranteed the operating leases of 24 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from October 31, 2014 to September 30, 2027 and potential future rental payments of approximately $17.5 million as of September 30, 2014. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes its subsidiary has meritorious defenses to each of the claims in the lawsuit and is prepared to vigorously defend the lawsuit. There can be no assurance, however, that the Company's subsidiary will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

Other

The Company is subject to ongoing federal and state income tax audits and sales and use tax audits. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these audits, or one or more audits under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Revenues:
Company bakery-cafe operations	$545,393	$505,428	$1,636,587	$1,523,985
Franchise operations	30,585	27,189	89,950	81,219
Fresh dough and other product operations	92,789	85,095	275,353	251,779
Intercompany sales eliminations	(48,877)	(45,232)	(145,192)	(133,713)
Total revenues	$619,890	$572,480	$1,856,698	$1,723,270
Segment profit:
Company bakery-cafe operations	$90,292	$90,734	$290,713	$296,292
Franchise operations	29,214	25,732	85,403	76,738
Fresh dough and other product operations	4,812	3,977	16,319	14,983
Total segment profit	$124,318	$120,443	$392,435	$388,013

Depreciation and amortization	$31,187	$26,329	$90,681	$75,961
Unallocated general and administrative expenses	33,089	27,380	97,565	82,406
Pre-opening expenses	2,083	2,165	5,283	5,337
Interest expense	462	75	1,386	555
Other (income) expense, net	(719)	324	(5,934)	(2,892)
Income before income taxes	$58,216	$64,170	$203,454	$226,646
Depreciation and amortization:
Company bakery-cafe operations	$25,593	$22,489	$75,791	$65,198
Fresh dough and other product operations	2,141	2,010	6,295	5,988
Corporate administration	3,453	1,830	8,595	4,775
Total depreciation and amortization	$31,187	$26,329	$90,681	$75,961
Capital expenditures:
Company bakery-cafe operations	$44,111	$31,799	$110,664	$97,813
Fresh dough and other product operations	4,356	3,668	9,127	7,448
Corporate administration	16,138	7,365	35,557	19,073
Total capital expenditures	$64,605	$42,832	$155,348	$124,334

	September 30, 2014	December 31, 2013
Segment assets:
Company bakery-cafe operations	$900,921	$867,093
Franchise operations	13,064	10,156
Fresh dough and other product operations	62,908	62,854
Total segment assets	$976,893	$940,103

Unallocated cash and cash equivalents	$146,110	$125,245
Unallocated trade and other accounts receivable	2,213	2,281
Unallocated property and equipment	76,628	53,587
Unallocated deposits and other	3,698	3,865
Other unallocated assets	48,800	55,781
Total assets	$1,254,342	$1,180,862

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

Note 10. Income Taxes

The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecast permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact the Company’s deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

The Company's effective tax rates were 32.6% and 33.4% for the thirteen weeks ended September 30, 2014 and September 24, 2013, respectively, and 35.7% and 37.4% for the thirty-nine weeks ended September 30, 2014 and September 24, 2013, respectively.

In the thirteen and thirty-nine weeks ended September 30, 2014, the Company recorded discrete items resulting in net tax benefits of $2.4 million and $3.4 million, respectively. These amounts include tax benefits of $2.3 million related to additional federal tax credits and an increased deduction for domestic production activities.

In the thirteen and thirty-nine weeks ended September 24, 2013, the Company recorded discrete items resulting in net tax benefits of $3.8 million and $2.9 million, respectively. These amounts include tax benefits of $3.8 million related to the net impact of changes in permanent differences between financial and tax reporting, refinement of estimates of certain state tax attributes, and settlement of tax audits.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Amounts used for basic and diluted per share calculations:
Net income	$39,214	$42,762	$130,801	$141,921

Weighted average number of shares outstanding — basic	26,715	28,744	26,979	28,995
Effect of dilutive stock-based employee compensation awards	98	155	129	178
Weighted average number of shares outstanding — diluted	26,813	28,899	27,108	29,173

Earnings per common share:
Basic	$1.47	$1.49	$4.85	$4.89
Diluted	$1.46	$1.48	$4.83	$4.86

For the thirteen and thirty-nine weeks ended September 30, 2014 and September 24, 2013, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

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

Executive Summary of Results

For the thirteen weeks ended September 30, 2014, we earned $1.46 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 1.4 percent on a calendar basis (growth of 2.1 percent for Company-owned bakery-cafes and growth of 0.7 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.9 percent to $46,397 ($46,936 for Company-owned bakery-cafes and $45,881 for franchise-operated bakery-cafes); 28 new bakery-cafes opened system-wide (13 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed. Additionally, included in diluted earnings per share for the thirteen weeks ended September 30, 2014 were discrete tax benefits of $0.08 per diluted share, as described further in Note 10 in the accompanying consolidated financial statements.

For the thirteen weeks ended September 24, 2013, we earned $1.48 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 1.3 percent (growth of 1.7 percent for Company-owned bakery-cafes and growth of 0.9 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.5 percent to $45,999 ($46,239 for Company-owned bakery-cafes and $45,769 for franchise-operated bakery-cafes); 32 new bakery-cafes opened system-wide (17 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, included in diluted earnings per share for the thirteen weeks ended September 24, 2013 were discrete tax benefits of $0.13 per diluted share.

For the thirty-nine weeks ended September 30, 2014, we earned $4.83 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 0.5 percent on a calendar basis (growth of 0.7 percent for Company-owned bakery-cafes and growth of 0.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales were generally consistent year-over-year at $47,036 ($47,463 for Company-owned bakery-cafes and $46,627 for franchise-operated bakery-cafes); 74 new bakery-cafes opened system-wide (39 Company-owned bakery-cafes and 35 franchise-operated bakery-cafes); and six bakery-cafes closed system-wide (three Company-owned bakery-cafes and three franchise-operated bakery-cafes).

For the thirty-nine weeks ended September 24, 2013, we earned $4.86 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 2.8 percent (growth of 3.0 percent for Company-owned bakery-cafes and growth of 2.6 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 2.2 percent to $47,053 ($47,354 for Company-owned bakery-cafes and $46,766 for franchise-operated bakery-cafes); 91 new bakery-cafes opened system-wide (45 Company-owned bakery-cafes and 46 franchise-operated bakery-cafes); and seven bakery-cafes closed system-wide (five Company-owned bakery-cafes and two franchise-operated bakery-cafes). Additionally, during the thirty-nine weeks ended September 24, 2013, we acquired one bakery-cafe in Hallandale, Florida from a franchisee.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Revenues:
Bakery-cafe sales, net	88.0%	88.3%	88.1%	88.4%
Franchise royalties and fees	4.9	4.7	4.8	4.7
Fresh dough and other product sales to franchisees	7.1	7.0	7.0	6.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.3%	30.1%	30.1%	29.8%
Labor	31.2	30.0	30.6	29.5
Occupancy	7.4	7.3	7.3	7.1
Other operating expenses	14.5	14.6	14.3	14.0
Total bakery-cafe expenses	83.4	82.0	82.2	80.6
Fresh dough and other product cost of sales to franchisees (2)	89.0	90.0	87.5	87.3
Depreciation and amortization	5.0	4.6	4.9	4.4
General and administrative expenses	5.6	5.0	5.5	5.0
Pre-opening expenses	0.3	0.4	0.3	0.3
Total costs and expenses	90.7	88.7	89.3	87.0
Operating profit	9.3	11.3	10.7	13.0
Interest expense	0.1	—	0.1	—
Other (income) expense, net	(0.1)	0.1	(0.3)	(0.2)
Income before income taxes	9.4	11.2	11.0	13.2
Income taxes	3.1	3.7	3.9	4.9
Net income	6.3%	7.5%	7.0%	8.2%
Other comprehensive (loss) income, net of tax	(0.1)	—	—	—
Comprehensive income	6.2%	7.5%	7.0%	8.2%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Number of bakery-cafes:
Company-owned:
Beginning of period	891	835	867	809
Bakery-cafes opened	13	17	39	45
Bakery-cafes closed	(1)	(2)	(3)	(5)
Bakery-cafes acquired from franchisees	—	—	—	1
End of period	903	850	903	850
Franchise-operated:
Beginning of period	927	873	910	843
Bakery-cafes opened	15	15	35	46
Bakery-cafes closed	—	(2)	(3)	(2)
Bakery-cafes sold to Company	—	—	—	(1)
End of period	942	886	942	886
System-wide:
Beginning of period	1,818	1,708	1,777	1,652
Bakery-cafes opened	28	32	74	91
Bakery-cafes closed	(1)	(4)	(6)	(7)
End of period	1,845	1,736	1,845	1,736

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014 (1)	September 24, 2013	September 30, 2014 (1)	September 24, 2013
Company-owned	2.1%	1.7%	0.7%	3.0%
Franchise-operated	0.7%	0.9%	0.2%	2.6%
System-wide	1.4%	1.3%	0.5%	2.8%

(1) Comparable net-bakery cafe sales growth for the thirteen and thirty-nine weeks ended September 30, 2014 is presented on a calendar basis. We believe that comparable net bakery-cafe sales percentages presented on a calendar basis, which match the specific operating weeks in a fiscal period to the same specific operating weeks in another, are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods or by additional weeks of sales in a particular fiscal period.

The following table sets forth the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Price	0.8%	1.7%	1.1%	1.9%
Mix	(0.1)%	1.0%	—%	2.4%
Average check	0.7%	2.7%	1.1%	4.3%

Transactions	1.4%	(1.0)%	(0.4)%	(1.3)%
Company-owned comparable net bakery-cafe sales growth	2.1%	1.7%	0.7%	3.0%

The year-over-year increase in transactions during the thirteen weeks ended September 30, 2014 was primarily due to an increase in transactions during the breakfast and lunch dayparts. The decline in mix during the thirteen weeks ended September 30, 2014 was primarily due to slower catering sales growth and a lower total average check as a result of the increase in breakfast transactions, which carry a lower average check than lunch or dinner transactions. Price growth year-over-year during the thirteen weeks ended September 30, 2014 was modest, generally due to our decision to take minimal price increases in anticipation of expected modest inflation.

The year-over-year decline in transactions during the thirty-nine weeks ended September 30, 2014 was due to a variety of factors, including, but not limited to, severe weather, operational issues impacting the customer experience, a continued challenging consumer environment, and intensified competition, partially offset by an increase in transactions during both the thirteen weeks ended July 1, 2014 and September 30, 2014. Price growth year-over-year during the thirty-nine weeks ended September 30, 2014 was modest, generally due to our decision to take minimal price increases in anticipation of modest inflation. Mix was flat year-over-year during the thirty-nine weeks ended September 30, 2014 due, in part, to slower catering sales growth and a lower total average check as a result of the increase in breakfast transactions during the thirty-nine weeks ended September 30, 2014.

As noted, we believe that comparable net bakery-cafe sales percentages presented on a calendar basis are useful in understanding our sales results because such comparisons are generally not impacted by the shifting of seasonal holidays between fiscal periods or by additional weeks of sales in a particular fiscal period. The following table sets forth information relating to comparable net bakery-cafe sales growth presented on both a calendar and fiscal basis for the thirteen and thirty-nine weeks ended September 30, 2014:

	For the 13 Weeks Ended September 30, 2014		For the 39 Weeks Ended September 30, 2014
	Calendar	Fiscal	Calendar	Fiscal
Company-owned	2.1%	2.4%	0.7%	1.1%
Franchise-operated	0.7%	1.9%	0.2%	0.8%
System-wide	1.4%	2.2%	0.5%	0.9%

Results of Operations

Revenues

The following table sets forth revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Bakery-cafe sales, net	$545,393	$505,428	7.9%
Franchise royalties and fees	30,585	27,189	12.5%
Fresh dough and other product sales to franchisees	43,912	39,863	10.2%
Total revenues	$619,890	$572,480	8.3%

System-wide average weekly net sales	$46,397	$45,999	0.9%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Bakery-cafe sales, net	$1,636,587	$1,523,985	7.4%
Franchise royalties and fees	89,950	81,219	10.7%
Fresh dough and other product sales to franchisees	130,161	118,066	10.2%
Total revenues	$1,856,698	$1,723,270	7.7%

System-wide average weekly net sales	$47,036	$47,053	—%

The growth in total revenues for the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 116 new bakery-cafes system-wide since September 24, 2013, partially offset by the closure of seven bakery-cafes system-wide since September 24, 2013.

Bakery-cafe sales, net

The following table sets forth net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Bakery-cafe sales, net	$545,393	$505,428	7.9%
As a percentage of total revenues	88.0%	88.3%

Company-owned average weekly net sales	$46,936	$46,239	1.5%
Company-owned number of operating weeks	11,620	10,931	6.3%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Bakery-cafe sales, net	$1,636,587	$1,523,985	7.4%
As a percentage of total revenues	88.1%	88.4%

Company-owned average weekly net sales	$47,463	$47,354	0.2%
Company-owned number of operating weeks	34,481	32,182	7.1%

The increase in net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 57 new Company-owned bakery-cafes since September 24, 2013, partially offset by the closure of four Company-owned bakery-cafes since September 24, 2013.

Franchise royalties and fees

The following table sets forth franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Franchise royalties	$29,280	$26,774	9.4%
Franchise fees	1,305	415	214.5%
Total	$30,585	$27,189	12.5%
As a percentage of total revenues	4.9%	4.7%

Franchise-operated average weekly net sales	$45,881	$45,769	0.2%
Franchise-operated number of operating weeks	12,125	11,439	6.0%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Franchise royalties	$87,750	$79,849	9.9%
Franchise fees	2,200	1,370	60.6%
Total	$89,950	$81,219	10.7%
As a percentage of total revenues	4.8%	4.7%

Franchise-operated average weekly net sales	$46,627	$46,766	(0.3)%
Franchise-operated number of operating weeks	35,992	33,656	6.9%

The increase in franchise royalty and fee revenues for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 59 franchise-operated bakery-cafes since September 24, 2013 and increased information technology fees, partially offset by the closure of three franchise-operated bakery-cafes since September 24, 2013.

As of September 30, 2014, there were 942 franchise-operated bakery-cafes open and we had received commitments to open 110 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table sets forth fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Fresh dough and other product sales to franchisees	$43,912	$39,863	10.2%
As a percentage of total revenues	7.1%	7.0%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Fresh dough and other product sales to franchisees	$130,161	$118,066	10.2%
As a percentage of total revenues	7.0%	6.9%

The increase in fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to the opening of 59 franchise-operated bakery-cafes since September 24, 2013, partially offset by the closure of three franchise-operated bakery-cafes since September 24, 2013.

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

The following table sets forth cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Cost of food and paper products	$165,443	$152,202	8.7%
As a percentage of bakery-cafe sales, net	30.3%	30.1%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Cost of food and paper products	$492,524	$454,790	8.3%
As a percentage of bakery-cafe sales, net	30.1%	29.8%

The increase in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to higher ingredient costs, including, but not limited to, unexpected increases in the costs of butter, avocados, and bacon, and increased food variance, primarily due to severe weather during early fiscal 2014. These increases were partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For both the thirteen and thirty-nine weeks ended September 30, 2014, there was an average of 79 bakery-cafes per fresh dough facility, respectively, compared to an average of 75 and 73 for the thirteen and thirty-nine weeks ended September 24, 2013, respectively.

The following table sets forth labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Labor expense	$170,207	$151,786	12.1%
As a percentage of bakery-cafe sales, net	31.2%	30.0%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Labor expense	$500,880	$450,253	11.2%
As a percentage of bakery-cafe sales, net	30.6%	29.5%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily a result of adding additional labor hours, as well as employees in the bakery-cafes and related training costs, both to support ongoing operational initiatives, partially offset by lower manager bonus expense.

The following table sets forth other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Other operating expenses	$79,094	$73,846	7.1%
As a percentage of bakery-cafe sales, net	14.5%	14.6%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Other operating expenses	$233,625	$213,936	9.2%
As a percentage of bakery-cafe sales, net	14.3%	14.0%

The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended September 30, 2014 compared to the same period in fiscal 2013 was primarily a result of lower controllable expenses.

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirty-nine weeks ended September 30, 2014 compared to the same period in fiscal 2013 was primarily a result of increased marketing expense and utilities expense, partially offset by lower controllable expenses.

The following table sets forth fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Fresh dough and other product cost of sales to franchisees	$39,100	$35,886	9.0%
As a percentage of fresh dough and other product sales to franchisees	89.0%	90.0%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Fresh dough and other product cost of sales to franchisees	$113,842	$103,083	10.4%
As a percentage of fresh dough and other product sales to franchisees	87.5%	87.3%

The decrease in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended September 30, 2014 compared to the same period in fiscal 2013 was primarily the result of modestly lower wheat costs, partially offset by higher year-over-year sales of zero margin fresh produce to franchisees.

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirty-nine weeks ended September 30, 2014 compared to the same period in fiscal 2013 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees.

The following table sets forth depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Depreciation and amortization	$31,187	$26,329	18.5%
As a percentage of total revenues	5.0%	4.6%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Depreciation and amortization	$90,681	$75,961	19.4%
As a percentage of total revenues	4.9%	4.4%

The increase in depreciation and amortization as a percentage of total revenues for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

The following table sets forth general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
General and administrative expenses	$34,460	$28,837	19.5%
As a percentage of total revenues	5.6%	5.0%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
General and administrative expenses	$102,112	$86,887	17.5%
As a percentage of total revenues	5.5%	5.0%

The increase in general and administrative expenses as a percentage of total revenues for both the thirteen and thirty-nine weeks ended September 30, 2014 compared to the same periods in fiscal 2013 was primarily due to an increase in headcount to support ongoing operational initiatives, partially offset by lower incentive compensation.

Other (income) expense, net

Other (income) expense, net was $0.7 million of income, or 0.1 percent of total revenues, for the thirteen weeks ended September 30, 2014 compared to $0.3 million of expense, or 0.1 percent of total revenues, for the thirteen weeks ended September 24, 2013. Other (income) expense, net for both the thirteen weeks ended September 30, 2014 and September 24, 2013 was comprised of immaterial items.

Other (income) expense, net was $5.9 million of income, or 0.3 percent of total revenues, for the thirty-nine weeks ended September 30, 2014 compared to $2.9 million of income, or 0.2 percent of total revenues, for the thirty-nine weeks ended September 24, 2013. Other (income) expense, net for the thirty-nine weeks ended September 30, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter. Other (income) expense, net for the thirty-nine weeks ended September 24, 2013 was primarily comprised of a $2.2 million benefit from a favorable resolution of legal and tax matters.

Income Taxes

The following table sets forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Income taxes	$19,002	$21,408	(11.2)%
Effective tax rate	32.6%	33.4%

	For the 39 Weeks Ended		Percentage
	September 30, 2014	September 24, 2013	Change
Income taxes	$72,653	$84,725	(14.2)%
Effective tax rate	35.7%	37.4%

In the thirteen and thirty-nine weeks ended September 30, 2014, we recorded discrete items resulting in net tax benefits of $2.4 million and $3.4 million, respectively. These amounts include tax benefits of $2.3 million related to additional federal tax credits and an increased deduction for domestic production activities.

In the thirteen and thirty-nine weeks ended September 24, 2013, we recorded discrete items resulting in net tax benefits of $3.8 million and $2.9 million, respectively. These amounts include tax benefits of $3.8 million related to the net impact of changes in permanent differences between financial and tax reporting, refinement of estimates of certain state tax attributes, and settlement of tax audits.

Liquidity and Capital Resources

Cash and cash equivalents were $146.1 million as of September 30, 2014 compared to $125.2 million as of December 31, 2013. This $20.9 million increase was primarily a result of cash generated from operations during the thirty-nine weeks ended September 30, 2014 of $194.6 million and proceeds from the issuance of long-term debt of $100 million, partially offset by capital expenditures of $155.3 million and the use of $134.2 million to repurchase shares of our Class A common stock. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure.

We had positive working capital of $26.0 million as of September 30, 2014 compared to negative working capital of $0.6 million as of December 31, 2013. The increase in working capital resulted primarily from a decrease in accrued expenses of $24.2 million and the previously described increase in cash and cash equivalents of $20.9 million, partially offset by a decrease in trade and other accounts receivable of $18.7 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 39 Weeks Ended
	September 30, 2014	September 24, 2013
Cash provided (used) by:
Operating activities	$194,638	$211,511
Investing activities	(145,033)	(124,678)
Financing activities	(28,740)	(190,013)
Net increase (decrease) in cash and cash equivalents	$20,865	$(103,180)

Operating Activities

Cash provided by operating activities was $194.6 million and $211.5 million for the thirty-nine weeks ended September 30, 2014 and September 24, 2013, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirty-nine weeks ended September 30, 2014 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal 2013 year end and a decrease in refundable income taxes due to the timing of payments. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and lower incentive compensation accruals.

Cash provided by operating activities for the thirty-nine weeks ended September 24, 2013 consisted primarily of net income adjusted for non-cash expenses, partially offset by a decrease in accrued expenses. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and lower incentive compensation accruals.

Investing Activities

Cash used by investing activities was $145.0 million and $124.7 million for the thirty-nine weeks ended September 30, 2014 and September 24, 2013, respectively. Cash used in investing activities consists primarily of capital expenditures and for the thirty-nine weeks ended September 24, 2013, also included the purchase and sale of investments of $97.9 million.

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

	For the 39 Weeks Ended
	September 30, 2014	September 24, 2013
New bakery-cafe and fresh dough facilities	$70,498	$69,262
Bakery-cafe and fresh dough facility improvements	50,412	35,162
Other capital needs	34,438	19,910
Total	$155,348	$124,334

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

Financing Activities

Cash used by financing activities was $28.7 million for the thirty-nine weeks ended September 30, 2014. Cash used by financing activities was $190.0 million for the thirty-nine weeks ended September 24, 2013. Financing activities for the thirty-nine weeks ended September 30, 2014 consisted primarily of $134.2 million used to repurchase shares of our Class A common stock and $100 million of proceeds from term loan borrowings. Financing activities for the thirty-nine weeks ended September 24, 2013 consisted primarily of $200.5 million used to repurchase shares of our Class A common stock.

Share Repurchases

On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. During the thirty-nine weeks ended September 30, 2014, we repurchased 514,357 shares under the 2012 repurchase authorization, at an average price of $170.15 per share, for an aggregate purchase price of approximately $87.5 million. During the thirty-nine weeks ended September 24, 2013, we repurchased 1,144,886 shares under the 2012 repurchase authorization, at an average price of $169.02 per share, for an aggregate purchase price of approximately $193.5 million. As of September 30, 2014, under the 2012 repurchase authorization, we had repurchased a total of 2,630,707 shares of our Class A common stock, at a weighted-average price of $167.13 per share, for an aggregate purchase price of approximately $439.7 million. On June 5, 2014, our Board terminated the 2012 repurchase authorization.

On June 5, 2014, our Board approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. As of September 30, 2014, under the 2014 share repurchase authorization, we had repurchased a total of 277,644 shares of our Class A common stock, at a weighted-average price of $149.84 per share, for an aggregate purchase price of approximately $41.6 million. We have approximately $558.4 million available under the 2014 repurchase authorization.

In total, during the thirty-nine weeks ended September 30, 2014, we repurchased 792,001 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.03 per share, for an aggregate purchase price of approximately $129.1 million.

We have historically repurchased shares of our Class A common stock from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During the thirty-nine weeks ended September 30, 2014, we repurchased 33,935 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $150.41 per share for an aggregate purchase price of approximately $5.1 million. During the thirty-nine weeks ended September 24, 2013, we repurchased 40,018 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $172.94 per share for an aggregate purchase price of approximately $6.9 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Term Loan

On June 11, 2014, we entered into a term loan agreement, or the Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan, or the Term Loan, in the amount of $100 million that bears interest at a rate equal to, at our option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. The Term Loan Agreement also allows us from time to time to request that the Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions. The Term Loan Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. We expect to use the proceeds from the Term Loan for general corporate purposes. We are currently in compliance with all covenant requirements under the Term Loan Agreement.

Credit Facility

On November 30, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Credit Agreement. We expect to use the proceeds from the credit facility for general corporate purposes. As of September 30, 2014 and December 31, 2013, we had no loans outstanding under the Credit Agreement. We are currently in compliance with all covenant requirements under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we guaranteed operating leases of 24 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from October 31, 2014 to September 30, 2027 and potential future rental payments of approximately $17.5 million as of September 30, 2014. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management to evaluate whether there is substantial doubt about our ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect this standard to have an impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of our subsidiaries by Jason Lofstedt, a former employee of one our subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California‘s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We believe our subsidiary has meritorious defenses to each of the claims in the lawsuit and we are prepared to vigorously defend the lawsuit. There can be no assurance, however, that our subsidiary will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 19, 2014, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 30, 2014, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (3)
July 2, 2014 - July 29, 2014	28,933	$142.90	28,933	$583,392,700
July 30, 2014 - September 2, 2014	166,355	$149.19	135,200	$563,197,476
September 3, 2014 - September 30, 2014	32,366	$152.95	31,426	$558,397,800
Total	227,654	$148.92	195,559

(1)
Includes 32,095 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)	Number of shares of Class A common stock that were repurchased under a Rule 10b5-1 Plan. See Part 1, Item 2. for further information regarding the share repurchase authorizations.

(3)
On August 23, 2012, our Board of Directors, or Board, approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization. On June 5, 2014, our Board terminated the 2012 repurchase authorization and approved a new three year share repurchase authorization of up to $600 million of our Class A common stock that was announced on June 5, 2014, which we refer to as the 2014 repurchase authorization. The 2014 repurchase authorization may be modified, suspended or discontinued by our Board at any time.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	October 29, 2014	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 29, 2014	By:	/s/ WILLIAM W. MORETON
William W. Moreton
Executive Vice Chairman, Chief Financial Officer
(principal financial officer)

Dated:	October 29, 2014	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document