Form 10-K
period 2014-12-30
PANERA BREAD CO
filed 2015-02-23
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on July 1, 2014, was $2,198,396,491.

As of February 19, 2015, the registrant had 25,433,644 shares of Class A Common Stock ($.0001 par value per share) and 1,381,865 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 30, 2014.

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, of our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,880 Company-owned and franchise-operated bakery-cafe locations in 45 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers per day at our first bakery-cafe to currently serving nearly 7.8 million customers per week system-wide. We are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are located in urban, suburban, strip mall, and regional mall locations. We feature high-quality food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread, we bake fresh bread every day. We are committed to providing great tasting, quality food that people can trust. In 2014, we formalized our Food Policy, which is an articulation of Panera's long held values that expresses a commitment to clean ingredients, transparency, and a positive impact on the food system. Our bakery-cafes have a menu highlighted by flavorful, wholesome offerings, including select proteins raised without antibiotics, grass-fed beef, whole grain bread, and select organic and all-natural ingredients, with zero grams of artificial trans fat per serving. We strive to create new standards in everyday food choices, and our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally. In neighborhoods across the United States and in Ontario, Canada, our customers are drawn to our warm and welcoming environment, which features comfortable gathering areas, relaxing decor, and free Internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 30, 2014, our Company bakery-cafe operations segment consisted of 925 Company-owned bakery-cafes and our franchise operations segment consisted of 955 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 30, 2014, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated), located throughout the United States and one in Ontario, Canada. In the fiscal year ended December 30, 2014, or fiscal 2014, our revenues were $2,529 million, consisting of $2,230 million of Company-owned net bakery-cafe sales, $124 million of franchise royalties and fees, and $175 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $2,282 million in fiscal 2014. See Note 18 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. The fiscal years ended December 30, 2014 and December 25, 2012, or fiscal 2012, each had 52 weeks. The fiscal year ended December 31, 2013, or fiscal 2013, had 53 weeks with the fourth quarter comprising 14 weeks.

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
In addition to our in-bakery-cafe dining experience, we offer Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure that includes an on-line ordering system. To support our bakery-cafes in servicing small-, medium- and large-order catering markets, we operate catering-only units, referred to as delivery hubs. As of December 30, 2014, there were 21 Company-owned and one franchise-operated delivery hubs.
Menu
Our menu is designed to provide products our customers crave, built on the strength of our bakery expertise. We feature a menu which includes proprietary items prepared with high-quality, fresh ingredients, including our fresh-from-the-field romaine lettuce and tomatoes and our chicken raised without antibiotics, as well as unique recipes and toppings designed to provide appealing, flavorful products. We include caloric information on menu boards in all of our Company-owned bakery-cafes. Our menu embodies a comprehensive set of commitments formally articulated in our Food Policy and consistent with our long held values. The Food Policy outlines our advocacy for a commitment to clean ingredients, a transparent menu to empower our guests to choose how they want to eat, and a positive impact on the food system.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods, made-to-order sandwiches on freshly baked breads, hearty, unique soups, freshly prepared and hand-tossed salads, pasta dishes, and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies.
We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave. Product rollouts are integrated into periodic or seasonal menu rotations, referred to as “celebrations”. In our first celebration of 2014, we introduced a Mediterranean Shrimp Couscous Salad, an all-natural Turkey Chili, Chicken Sorrentina Pasta, and a Low-Fat B-Green Power Smoothie. The Triple Berry Scone and a new cinnamon raisin swirl bread were also added in our first celebration to help build on the success of our bakery items. Our Chocolate Duet Cookie and Peach Pecan Crunch Muffin returned to our menu in the second celebration. In our third celebration, we expanded our menu with the introduction of four flatbread sandwich varieties: BBQ Chicken, Mediterranean Chicken, Southwestern Chicken, and Thai Chicken. Our popular seasonal Strawberry Poppyseed Salad also returned to our menu in the third celebration along with the new Egg White, Avocado & Spinach Breakfast Power Sandwich, the White Chocolate Raspberry Mini Cake, and Panera Branded Single Serve Coffee. In our fourth celebration, we further expanded the flatbread sandwich menu with the Turkey Cranberry Flatbread Sandwich and also introduced the Butternut

Squash Ravioli and the Turkey Sausage, Egg White, & Spinach Breakfast Power Sandwich. Our popular Steak & White Cheddar Panini returned to our menu in the final celebration of the year, along with the new Shrimp Caesar Salad and Mitten Cookie.
Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth and without strong execution and operational skills, it is difficult to build and maintain a strong relationship with our customers. As a result, we are concentrating efforts and resources on our Panera 2.0 initiative, a strategic initiative intended to enhance the experience for both our dine-in and to-go guests. This enhanced guest experience is enabled by technology and operational improvements designed to keep up with high transaction volumes and to deliver unrestrained production demand. Panera 2.0 is part of a broader set of initiatives designed to make Panera a better competitive alternative and to enable expanded growth through not only Panera 2.0 but also through innovation in operations, food, and marketing, utilization of delivery hubs, and our investments in technology to create the capabilities needed to support these initiatives.
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
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, and the Internet. In addition, we market through a national cable television campaign as a way to reach a broader audience. During the first quarter of fiscal 2014, we launched a national advertising campaign, with a greater focus in television, to increase media impressions as we strive to build deeper relationships with our customers. We believe our shift to a greater emphasis on national advertising will help us improve and increase recognition of our brand and competitive differentiation.
Our MyPanera® customer loyalty program allows our customers to earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through their receipt of rewards and enticing them to return to our bakery-cafes. Further, MyPanera offers us valuable insight into the preferences of our customers to help us further refine our marketing message and menu design. At the end of fiscal 2014, approximately 19 million customers were enrolled in MyPanera, and during fiscal 2014, approximately 50 percent of our transactions in our bakery-cafes were attached to a MyPanera loyalty program card.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. In fiscal 2014, our franchise-operated bakery-cafes contributed 2.6 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 0.8 percent of their net sales on advertising in their respective markets. The national advertising fund and marketing administration contributions from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
Capital Resources and Deployment of Capital
We finance our activities through cash flow generated through operations and term loan borrowings. As of December 30, 2014, our long-term debt totaled $100 million, consisting of our term loan agreement entered into on June 11, 2014. We also have the ability to further borrow up to $250 million under a credit facility. During fiscal 2014 we had no borrowings outstanding under the credit facility.
Our capital requirements, including development costs related to the opening or acquisition of additional Company-owned bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and investments in technology infrastructure to support ongoing strategic initiatives have been and will continue to be significant. However, we believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements for the foreseeable future.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes, the enhancement of the guest experience in existing bakery-cafes, or through the acquisition of existing bakery-cafes from our franchisees or other similar restaurant or bakery-cafe concepts.
In evaluating potential new bakery-cafe locations, we study the surrounding trade area and demographics and publicly available information on competitors. Based on this review and the use of proprietary, predictive modeling, we estimate projected sales and a targeted return on investment. We also employ a disciplined capital expenditure process in which we focus on occupancy and development costs in relation to the market. This process is designed to ensure we have an appropriate size bakery-cafe and deploy capital in the right market to generate desired returns.
Our concept has proved successful in different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,500 square feet as of December 30, 2014. We lease nearly all of our bakery-cafe locations and all of our fresh dough facilities. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Many bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost excluding capitalized development overhead for the 65 Company-owned bakery-cafes that opened in fiscal 2014 was approximately $1.4 million per bakery-cafe.
We have acquired bakery-cafes from certain franchisees during the past three fiscal years. In April 2013, we acquired one bakery-cafe from a Florida franchisee for a purchase price of approximately $2.7 million. In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee for a purchase price of approximately $48.0 million.
We have also returned cash to shareholders in the form of share repurchases under our publicly announced share repurchase authorizations. During fiscal 2014, we repurchased 941,878 shares of our Class A common stock for an aggregate purchase price of approximately $154.1 million. During fiscal 2013, we repurchased 1,992,050 shares of our Class A common stock for an aggregate purchase price of approximately $332.1 million. During fiscal 2012, we repurchased 158,700 shares of our Class A common stock for an aggregate purchase price of approximately $25.0 million.
Franchise Operations
Our franchisees, which as of December 30, 2014, operated approximately 51 percent of our bakery-cafes, are comprised of 35 franchise groups with an average of approximately 27 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If all of these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 30, 2014, we had 955 franchise-operated bakery-cafes operating throughout the United States and in Ontario, Canada, and we have received commitments to open 106 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are generally established in our Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these planned bakery-cafes to open in the next four to five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Pursuant to a typical ADA, we receive a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally five percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2014 were $123.7 million, or 4.9 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. We also provide to our franchise-operated bakery-cafes, for a fee, limited information technology services and access to information technology infrastructure supporting operational initiatives. As of December 30, 2014, we did not hold an equity interest in any of our franchise-operated bakery-cafes.
Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us with a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply dough for our fresh bread on a daily basis, along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 30, 2014, we had 24 fresh dough facilities, 22 of which were Company-owned, including one located in Ontario, Canada, to support the 15 bakery-cafes located within that market.
Fresh dough is the key to our high-quality, artisan bread, and fresh produce is essential to our high-quality salads and sandwiches. We distribute fresh dough and produce through a leased fleet of temperature controlled trucks operated by our associates. As of December 30, 2014, we leased 224 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles.
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
Our supply chain management system is intended to provide bakery-cafes with high-quality food from reliable sources. We are committed to having a positive impact on the food system by sourcing responsibly raised livestock and poultry, as well as high-quality ingredients without artificial additives, including added MSG and artificial trans fats.
We contract externally for the manufacture of the remaining baked goods in the bakery-cafes, referred to as sweet goods. Sweet goods products are completed at each bakery-cafe by our professionally trained bakers. Completion includes finishing with fresh toppings and other ingredients and baking to established artisan standards utilizing unique recipes.
We use independent distributors to distribute our proprietary sweet goods products and other materials to bakery-cafes. With the exception of products supplied directly by the fresh dough facilities, virtually all other food products and supplies for our bakery-cafes, including paper goods, coffee, and smallwares, are contracted by us and delivered by vendors to an independent distributor for delivery to the bakery-cafes. We maintain a list of approved suppliers and distributors from which we and our franchisees must select. We leverage our size and scale to improve the quality of our ingredients, improve purchasing efficiency, and negotiate purchase agreements, which includes purchasing commodities under agreements with terms generally ranging from one month to one year, usually at a fixed price, with most of our approved suppliers to achieve cost reduction for both us and our customers.
Management Information Systems
We believe technology is a differentiator in the restaurant business. We are committed to being a leader in technology that makes a difference to our customers by providing a greater degree of access and convenience. As a result, we are concentrating efforts and resources on our Panera 2.0 initiative, which is intended to enhance the experience for both our dine-in and to-go guests. The enhanced guest experience is enabled by technology, including the convenience of digital ordering and Rapid Pick-Up, and operational improvements. We expect to continue to make substantial investments in technology designed to provide greater access for customers, increased operational capabilities including improved labor and inventory management tools, and improvements in core enterprise systems.
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
Employees
As of December 30, 2014, we had approximately 45,400 total associates of whom 25,500 work, on average, at least 25 hours per week. Approximately 42,700 associates were employed in our bakery-cafe operations as bakers, managers, and associates, approximately 1,400 were employed in our fresh dough facility operations, and approximately 1,300 were employed in general or administrative functions, principally in our support centers. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to maintain the quality of our operations.
Proprietary Rights
Our brand, intellectual property, and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret, unfair competition, and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera® Catering, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, MyPanera®, and Panera to You® trademarks are some of the trademarks we have registered with the United States Patent and Trademark Office. In addition, we have filed to register other trademarks with the United States Patent and Trademark Office. We have also registered some of our trademarks in a number of foreign countries. In addition, we have registered and maintain numerous Internet domain names.
Corporate History and Additional Information
We are a Delaware corporation. Our principal offices are located at 3630 South Geyer Road, Suite 100, St. Louis, Missouri, 63127, and our telephone number is (314) 984-1000.
We are subject to the informational requirements of the Exchange Act, and, accordingly, we file reports, proxy statements, and other information with the SEC. Such reports, proxy statements, and other information are publicly available and can be read and copied at the reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-

SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. We rely on one supplier to deliver the majority of our non-dough ingredients and other products to our bakery-cafes two or three times per week, and we supply our bakery-cafes with fresh dough and certain other products on a daily basis. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. Additionally, we currently depend on a limited number of suppliers for several of our proteins, such as selected proteins raised without antibiotics, which are sold in most Company-owned and franchise-operated bakery-cafes. As there are few producers of proteins raised without antibiotics, it may be difficult or more costly for us to find alternative suppliers, if necessary. If we have to seek new suppliers or service providers, we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our bakery-cafes, which could cause a bakery-cafe to remove items from its menu. If such actions were to occur, customers could change their dining habits, and affected bakery-cafes could experience significant reductions in sales during the shortage or thereafter.
The market in which we compete is highly competitive, and we may not be able to compete effectively.
The restaurant industry is highly competitive with respect to location, customer service, price, value, food quality, ambiance, and overall customer experience. We compete with national, regional, and locally owned food service companies, including specialty food, casual dining and quick-service restaurants, coffee chains, bakeries, and restaurant retailers. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and trends in the restaurant industry more quickly or effectively than we can. We also compete with other restaurant chains and other retail businesses for quality site locations and employees.
We may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, facilities or management, more effective marketing or more efficient operations than we have.
If we are unable to successfully compete in these markets, we may be unable to sustain or increase our revenues and profitability.
We expect to continue to make substantial investments in our bakery-cafes in fiscal 2015 and in the future in an effort to enable a better customer experience by affording greater access for customers, improve bakery-cafe throughput, enhance our in-bakery-cafe operational capabilities, and improve our core enterprise systems.
Operational excellence and the continued improvement of our customer experience are among our highest priorities and as such we have made significant investments in fiscal 2013 and 2014 which we refer to as our “Panera 2.0” initiative. We expect to continue to make significant investments during fiscal 2015 and going forward in technology, operational tools, and related systems, as well as the labor necessary to support this technology, in areas which include, but are not limited to, the ordering process, food production and the delivery of food to the customer. Our inability to accurately predict the costs and rollout of such initiative across our system or our failure to generate revenue and corresponding profits from such activities and investments could negatively impact our financial results.
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
These strategic initiatives include:

•	introducing new menu items and improving existing items consistent with customer tastes and expectations and our commitment to food that customers can trust through our food policy initiatives;

•	generating increased sales through large and small order delivery, including through our Panera to You® initiatives;

•
our ability to achieve the benefits of our stated target of refranchising 50 to 150 bakery-cafes, which will depend on various factors including the returns we realize from such transactions and whether the resulting ownership mix supports our financial objectives;

•	balancing unit growth while meeting target returns on invested capital for locations;

•	generating additional revenue and corresponding profits through the retail sale of consumer packaged goods through alternative channels of distribution;

•	identifying alternative formats for our bakery-cafes to enable us to open locations in more diverse locations;

•	investing in technology and systems designed to enable our managers to focus their energy on the customer and improve the customer experience in our bakery-cafes;

•
increasing brand awareness through greater investment in marketing and advertising, including increased national television advertising and digital advertising and continued leveraging of our MyPanera® loyalty program;

•	investing in labor and the related management tools to meet the demands necessary to maximize throughput and capacity in our bakery-cafes;

•	simplifying our operating procedures to facilitate the operation of a high volume bakery-cafe; and

•	investing in technology designed to drive demand and increase transaction counts and frequency in our bakery-cafes.
Disruptions or supply issues in our fresh dough facilities could adversely affect our business and consolidated results of operations.
We operate 22 Company-owned fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes. Our fresh dough and other product distribution system delivers fresh dough and other products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of, or distribution from any of our fresh dough facilities, including due to weather conditions, technical or labor difficulties, or destruction of, or damage to the vehicle fleet or facilities, could result in a shortage of fresh dough and other products at our bakery-cafes, and, depending on its extent and duration, have a material adverse effect on our business and consolidated results of operations.
Additionally, given that we rely on trucks for the delivery of items from our fresh dough facilities, any increased costs and distribution issues related to fuel could also materially adversely impact our business and consolidated results of operations.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in most of our Company-owned and franchise-operated bakery-cafes in the United States. Additionally, we distribute a number of fresh produce products provided from our suppliers through our fresh dough facility system. Although we believe we have adopted adequate quality assurance and other procedures to seek to ensure the production and distribution of quality products and ingredients, we may be subject to allegations regarding quality, health, or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation could be costly and the results uncertain.
Security breaches of confidential customer information or personal employee information may adversely affect our business.
Each year, we engage in millions of transactions with our customers.  Approximately 70% of our bakery-cafe sales are by credit or debit card.  Additionally, as we continue to evolve our Panera 2.0 initiative we expect our credit card transactions, specifically online and mobile, to increase.   In connection with credit card sales, including online and through mobile applications, we and our franchisees transmit confidential credit card information by way of secure private retail networks.  Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales; we and our franchisees' security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information.  If a third party is able to circumvent these security measures, information could be stolen or destroyed potentially causing a disruption of our operations.  Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third party business partners or service providers, regardless if a breach has been attempted or has occurred, can also adversely impact our brand and reputation and materially impact our business.
Like many other retail companies and because of the prominence of our brand, we have experienced frequent attempts to compromise our information technology systems, none of which have resulted in a material breach. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, employee training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
We also maintain certain personal information regarding our employees directly and through third party vendors. If a third party is able to circumvent the security measures intended by us or our vendors to protect our customer or employee private data, he or she could destroy or steal information or disrupt our operations, which could significantly harm our reputation and/or result in litigation against us or the imposition of penalties.
If we are not successful in our initiatives related to delivering food you can trust to our customers, our results could be negatively impacted.
Our commitment to serve food that customers can trust represents an important part of our business. We currently use a significant number of ingredients raised or manufactured with an emphasis on practices we believe to be more responsible than some conventional practices, such as selected proteins raised without antibiotics and we have several initiatives underway in our commitment to serve “clean” food in our bakery-cafes. For example, in fiscal 2014 we made a commitment to remove artificial colors, flavors, sweeteners and preservatives from our US menu by the end of fiscal 2016. There are higher costs and other risks associated with these initiatives. Additionally, we may encounter supply challenges for such ingredients, particularly proteins. A few of our markets temporarily served conventionally raised turkey for a brief period during fiscal 2014 due to supply shortages.
If, as a result of any of these factors we are unable to obtain a sufficient and consistent supply of such ingredients on a cost-effective basis, our food costs could increase, which could adversely affect our operating margins. These factors could also make it difficult to align our food policy initiatives, which could make us less popular among our customers and cause sales to decline. We may also face adverse publicity or liability for false advertising claims if there is not adherence to all of the elements of our food policy and related initiatives, such as responsible meat protocols and similar criteria on which we base our purchasing decisions. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted.
Additionally, in response to increasing customer awareness and demand, some competitors have also begun to advertise their use of meats raised without the use of antibiotics and other ingredients similar to those we seek as part of our food policy and initiatives. If competitors become known for using these types of higher-quality or more sustainable ingredients, it could further limit our supply of these ingredients, and may make it more difficult for us to differentiate ourselves which could adversely impact our operating results.
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
Our growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	increased competition for restaurant sites from newer and increasing number of concepts in the fast casual segment;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to negotiate favorable economic and business terms;

•	our ability to secure required governmental approvals and permits and comply with applicable zoning, land use, and environmental regulations; and

•	shortages of construction materials and labor.

Our growth strategy also includes continued development of bakery-cafes through franchising. At December 30, 2014, approximately 51 percent of our bakery-cafes were operated by franchisees (955 franchise-operated bakery-cafes out of a total of 1,880 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
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
Our success depends in part on the operations of our franchisees. While we provide training and support to, and monitor the operations of, our franchisees, the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures and their own business operations, such as employment related matters. We strive to provide our customers with the same experience at Company-owned bakery-cafes and franchise-operated bakery-cafes. Our customers may attribute to us problems which originate with one of our franchisees, particularly those affecting the quality of the service experience, food safety, litigation or compliance with laws and regulations, thus damaging our reputation and brand value and potentially adversely affecting our results of operations.
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
As our business depends upon consumer discretionary spending, our financial results are sensitive to broader macroeconomic conditions. Our customers may make fewer discretionary purchases as a result of, for example, unemployment, increased fuel and energy costs, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction counts, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases by our customers or our customers' preferences to trade down to lower priced products on our menu will negatively impact our financial performance. If negative economic conditions persist for an extended period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. Additionally, financial difficulties experienced by our suppliers could result in product delays or shortages. Although the economy is showing initial signs of a recovery, the ability of the United States economy to sustain this recovery is likely to be affected by several national and global factors that are outside of our control.
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
We may be exposed to uncertainties and risks in Canada that could negatively impact our consolidated results of operations.
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
The recent changes to healthcare laws in the United States will likely significantly increase our healthcare costs and negatively impact our financial results.
We offer eligible U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. The changes to the U.S. healthcare laws may lead some eligible employees who currently do not participate in our healthcare plans to enroll for coverage and may result in some currently ineligible employees becoming eligible and enrolling for coverage. Such changes in the law include the imposition of a penalty on an individual who does not obtain healthcare coverage, penalties for employers who do not offer affordable coverage to certain employees and provisions making certain individuals who can obtain employer coverage ineligible for healthcare premium tax subsidies that would otherwise be available in connection with the purchase of coverage through an exchange. If a significant number of employees who do not currently participate in our subsidized healthcare plans enroll as a result of the changes in law, our healthcare costs may increase significantly and negatively impact our financial results.
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
Unforeseen natural events, such as earthquakes, hurricanes, or other adverse weather and climate conditions, could disrupt our operations or those of our franchisees, or suppliers. For example, in 2012, Hurricane Sandy resulted in the temporary closing of 60 Company-owned bakery-cafes and 112 franchise-operated bakery-cafes along the east coast. These events could reduce traffic in our bakery-cafes, make it difficult or impossible for bakery-cafes to receive deliveries of ingredients or other products, and otherwise impede our or our franchisees’ ability to continue business operations in a manner consistent with the level and extent of business activities prior to the occurrence of the unexpected weather, which in turn may materially and adversely impact our business and operating results.
Our operating results fluctuate due to a number of factors, some of which may be beyond our control, and any of which may adversely affect our consolidated financial condition.
Our operating results may fluctuate significantly from our forecasts, targets, or projections because of a number of factors, including the following:

•	changes in average weekly net sales and comparable net bakery-cafe sales due to:

•	lower customer traffic or average check per transaction, including as a result of the introduction or removal of new menu items;

•	changes in demographics, consumer preferences, and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; and

•	seasonality, including as a result of inclement weather.

•	cost increases due to:

•	changes in our operating costs;

•	labor availability and increased labor costs, including wages and other compensation of management and associates, insurance, and health care; and

•	changes in business strategy including concept evolution and new designs.

•	profitability of new bakery-cafes, especially in new markets;

•	delays in new bakery-cafe openings; and

•	fluctuations in supply costs, shortages, or interruptions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease nearly all of our bakery-cafe locations, fresh dough facilities, and support centers.
The square footage of our Company-owned leased fresh dough facilities as of December 30, 2014 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,800
Atlanta, GA	26,000
Beltsville, MD	35,700
Chandler, AZ	7,500
Chicago, IL	52,000
Cincinnati, OH	22,300
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	50,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,500
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	27,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	23,800
Ontario, Canada	16,000

(1)	Total square footage includes approximately 20,000 square feet utilized for tuna and cream cheese production.

The average size of our Company-owned bakery-cafes as of December 30, 2014 was approximately 4,500 square feet. As of December 30, 2014, 1,880 bakery-cafes operated in the following locations:

Location	Company-Owned Bakery-Cafes	Franchise-Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	19	3	22
Arizona	33	9	42
Arkansas	—	9	9
California	78	84	162
Colorado	—	37	37
Connecticut	20	16	36
Delaware	—	6	6
Florida	65	107	172
Georgia	21	28	49
Illinois	75	35	110
Indiana	37	1	38
Iowa	3	18	21
Kansas	—	21	21
Kentucky	21	4	25
Louisiana	—	7	7
Maine	—	6	6
Maryland	—	53	53
Massachusetts	32	38	70
Michigan	52	21	73
Minnesota	24	3	27
Mississippi	—	2	2
Missouri	48	25	73
Nebraska	13	2	15
Nevada	—	6	6
New Hampshire	—	12	12
New Jersey	46	14	60
New Mexico	5	—	5
New York	50	52	102
North Carolina	39	15	54
North Dakota	3	—	3
Ohio	8	120	128
Oklahoma	—	18	18
Oregon	10	—	10
Pennsylvania	32	62	94
Rhode Island	—	8	8
South Carolina	10	9	19
South Dakota	2	—	2
Tennessee	18	19	37
Texas	24	47	71
Utah	—	8	8
Vermont	5	—	5
Virginia	67	12	79
Washington	26	—	26
West Virginia	—	10	10
Wisconsin	26	2	28
District of Columbia	4	—	4
Ontario, Canada	9	6	15
	925	955	1,880
Included in the number of Company-owned bakery-cafes are three takeout and delivery concept units. Excluded from the number of total bakery-cafes are 22 catering-only units (21 Company-owned and one franchise-operated), referred to as delivery hubs.

ITEM 3. LEGAL PROCEEDINGS

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
Market Information and Dividend Policy
Our Class A common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “PNRA.” There is no established public trading market for our Class B common stock. For the periods indicated, the following table sets forth the quarterly high and low sale prices per share of our Class A common stock as reported by Nasdaq.

	For the fiscal year ended
	December 30, 2014		December 31, 2013
	High	Low	High	Low
First Quarter	$190.38	$164.46	$166.53	$155.00
Second Quarter	$173.67	$147.94	$193.82	$163.76
Third Quarter	$162.72	$143.35	$190.71	$164.02
Fourth Quarter	$176.19	$159.89	$178.92	$153.15

On February 19, 2015, the last sale price for our Class A common stock, as reported on the Nasdaq Global Select Market, was $158.98. As of February 19, 2015, we had 1,144 holders of record of our Class A common stock and 26 holders of record of our Class B common stock.
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2014 - October 28, 2014	—	—	—	$558,397,800
October 29, 2014 - December 2, 2014	133,126	$167.14	131,600	$536,403,545
December 3, 2014 - December 30, 2014	18,277	$164.21	18,277	$533,402,343
Total	151,403	$166.79	149,877

(1)
Includes 1,526 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Share repurchase authorization of up to $600 million of our Class A common stock approved by the Board of Directors and announced on June 5, 2014, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The share repurchase authorization may be modified, suspended or discontinued by our Board of Directors at any time.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 30, 2014	December 31, 2013	December 25, 2012	December 27, 2011	December 28, 2010
Revenues:
Bakery-cafe sales, net	$2,230,370	$2,108,908	$1,879,280	$1,592,951	$1,321,162
Franchise royalties and fees	123,686	112,641	102,076	92,793	86,195
Fresh dough and other product sales to franchisees	175,139	163,453	148,701	136,288	135,132
Total revenues	2,529,195	2,385,002	2,130,057	1,822,032	1,542,489
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$669,860	$625,622	$552,580	$470,398	$374,816
Labor	685,576	625,457	559,446	484,014	419,140
Occupancy	159,794	148,816	130,793	115,290	100,970
Other operating expenses	314,879	295,539	256,029	216,237	177,059
Total bakery-cafe expenses	1,830,109	1,695,434	1,498,848	1,285,939	1,071,985
Fresh dough and other product cost of sales to franchisees	152,267	142,160	131,006	116,267	110,986
Depreciation and amortization	124,109	106,523	90,939	79,899	68,673
General and administrative expenses	138,060	123,335	117,932	113,083	101,494
Pre-opening expenses	8,707	7,794	8,462	6,585	4,282
Total costs and expenses	2,253,252	2,075,246	1,847,187	1,601,773	1,357,420
Operating profit	275,943	309,756	282,870	220,259	185,069
Interest expense	1,824	1,053	1,082	822	675
Other (income) expense, net	(3,175)	(4,017)	(1,208)	(466)	4,232
Income before income taxes	277,294	312,720	282,996	219,903	180,162
Income taxes	98,001	116,551	109,548	83,951	68,563
Net income	179,293	196,169	173,448	135,952	111,599
Less: net loss attributable to noncontrolling interest	—	—	—	—	(267)
Net income attributable to Panera Bread Company	$179,293	$196,169	$173,448	$135,952	$111,866
Earnings per common share attributable to Panera Bread Company:
Basic	$6.67	$6.85	$5.94	$4.59	$3.65
Diluted	$6.64	$6.81	$5.89	$4.55	$3.62
Weighted average shares of common and common equivalent shares outstanding:
Basic	26,881	28,629	29,217	29,601	30,614
Diluted	26,999	28,794	29,455	29,903	30,922
Consolidated balance sheet data:
Cash and cash equivalents	$196,493	$125,245	$297,141	$222,640	$229,299
Prepaid expenses and other	51,588	43,064	42,223	31,228	23,905
Property and equipment, net	787,294	669,409	571,754	492,022	444,094
Total assets	1,390,902	1,180,862	1,268,163	1,027,322	924,581
Current liabilities	352,712	303,325	277,540	238,334	211,516
Long-term liabilities	302,006	177,645	168,704	133,912	117,457
Stockholders’ equity	736,184	699,892	821,919	655,076	595,608
Franchisee revenues (2)	$2,281,755	$2,175,155	$1,981,674	$1,828,188	$1,802,116
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	1.4%	2.6%	6.5%	4.9%	7.5%
Franchise-operated bakery-cafes	0.9%	2.0%	5.0%	3.4%	8.2%
Bakery-cafe data:
Company-owned bakery-cafes open	925	867	809	740	662
Franchise-operated bakery-cafes open	955	910	843	801	791
Total bakery-cafes open	1,880	1,777	1,652	1,541	1,453

(1)	The fiscal year ended December 31, 2013, or fiscal 2013, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

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

(3)
Comparable net bakery-cafe sales information above for the fiscal year ended December 30, 2014, or fiscal 2014, reflects a calendar basis comparison. We believe this calendar basis comparison better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks. Comparable net bakery-cafe sales information above for fiscal 2013 reflects a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Our revenues are derived from Company-owned net bakery-cafe sales, fresh dough and other product sales to franchisees, and franchise royalties and fees. Fresh dough and other product sales to franchisees are primarily comprised of sales of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. Franchise royalties and fees include royalty income and franchise fees, which include fees for development and real estate services and information technology services. The cost of food and paper products, labor, occupancy, and other operating expenses relate primarily to Company-owned net bakery-cafe sales. The cost of fresh dough and other product sales to franchisees relates primarily to the sale of fresh dough, produce, tuna, and cream cheese to certain of our franchisees. General and administrative, depreciation and amortization, and pre-opening expenses relate to all areas of revenue generation.
Our fiscal year ends on the last Tuesday in December. The fiscal years ended December 30, 2014 and December 25, 2012 each had 52 weeks. The fiscal year ended December 31, 2013 had 53 weeks with the fourth quarter comprising 14 weeks.

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
Executive Summary of Results
In fiscal 2014, we earned $6.64 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 1.1 percent on a calendar basis (growth of 1.4 percent for Company-owned bakery-cafes and growth of 0.9 percent for franchise-operated bakery-cafes on a calendar basis); system-wide average weekly net sales increased 0.5 percent to $47,655 ($48,114 for Company-owned bakery-cafes and $47,215 for franchise-operated bakery-cafes); 114 new bakery-cafes opened system-wide (65 Company-owned bakery-cafes and 49 franchise-operated bakery-cafes); and 11 bakery-cafes closed system-wide (seven Company-owned bakery-cafes and four franchise-operated bakery-cafes). Our fiscal 2014 earnings of $6.64 per diluted share included a favorable impact of $0.12 per diluted share from the repurchase in fiscal 2014 of 941,878 shares under share repurchase authorizations, a benefit of $0.08 per diluted share from the favorable resolution of an insurance coverage matter recorded in the fiscal quarter ended July 1, 2014, a favorable impact of $0.08 per diluted share for adjustments related to additional federal tax credits and an increased deduction for domestic production activities recorded in the fiscal quarter ended September 30, 2014, and a goodwill impairment charge of $0.05 per diluted share recorded in the fiscal quarter ended December 30, 2014.
In the fiscal quarter ended December 30, 2014, we earned $1.82 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 3.0 percent on a calendar basis (growth of 3.3 percent for Company-owned bakery-cafes and growth of 2.7 percent for franchise-operated bakery-cafes on a calendar basis); system-wide average weekly net sales increased 2.3 percent to $49,458 ($50,002 for Company-owned bakery-cafes and $48,934 for franchise-operated bakery-cafes); 40 new bakery-cafes opened system-wide (26 Company-owned bakery-cafes and 14 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (four Company-owned bakery-cafes and one franchise-operated bakery-cafe). Our fiscal quarter ended December 30, 2014 earnings of $1.82 per diluted share included the previously referenced goodwill impairment charge of $0.05 per diluted share.
In fiscal 2013, we earned $6.81 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 2.3 percent (growth of 2.6 percent for Company-owned bakery-cafes and growth of 2.0 percent for franchise-operated bakery-cafes), which reflects a comparative 53 week period in fiscal 2012; system-wide average weekly net sales increased 1.6 percent to $47,403 ($47,741 for Company-owned bakery-cafes and $47,079 for franchise-operated bakery-cafes); 133 new bakery-cafes opened system-wide (63 Company-owned bakery-cafes and 70 franchise-operated bakery-cafes); and eight bakery-cafes closed system-wide (six Company-owned bakery-cafes and two franchise-operated bakery-cafes). Our fiscal 2013 earnings of $6.81 per diluted share included a favorable impact of $0.14 per diluted share from the repurchase in fiscal 2013 of 1,992,250 shares under the share repurchase authorization approved by our Board of Directors in 2012, which we refer to as our 2012 repurchase authorization, a favorable impact of $0.13 per diluted share for adjustments recorded in the fiscal quarter ended September 24, 2013 to previously recorded tax expense to reflect the refinement of estimates of certain state tax attributes to amounts in filed returns and the settlement of tax audits, and approximately $0.13 of earnings per diluted share for the additional week in fiscal 2013.
In fiscal 2012, we earned $5.89 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales growth of 5.7 percent (growth of 6.5 percent for Company-owned bakery-cafes and growth of 5.0 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 5.3 percent to $46,676 ($46,836 for Company-owned bakery-cafes and $46,526 for franchise-operated bakery-cafes); 123 new bakery-cafes opened system-wide (59 Company-owned bakery-cafes and 64 franchise-operated bakery-cafes); and 12 bakery-cafes closed system-wide (six Company-owned bakery-cafes and six franchise-operated bakery-cafes). Our fiscal 2012 earnings of $5.89 per diluted share included a favorable impact of $0.01 per diluted share from the repurchase of 158,700 shares under our 2012 repurchase authorization and the share repurchase authorization approved by our Board of Directors in 2009, which we refer to as our 2009 repurchase authorization.
Consolidated Statements of Comprehensive Income Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Revenues:
Bakery-cafe sales, net	88.2%	88.4%	88.2%
Franchise royalties and fees	4.9	4.7	4.8
Fresh dough and other product sales to franchisees	6.9	6.9	7.0
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.0%	29.7%	29.4%
Labor	30.7	29.7	29.8
Occupancy	7.2	7.1	7.0
Other operating expenses	14.1	14.0	13.6
Total bakery-cafe expenses	82.1	80.4	79.8
Fresh dough and other product cost of sales to franchisees (2)	86.9	87.0	88.1
Depreciation and amortization	4.9	4.5	4.3
General and administrative expenses	5.5	5.2	5.5
Pre-opening expenses	0.3	0.3	0.4
Total costs and expenses	89.1	87.0	86.7
Operating profit	10.9	13.0	13.3
Interest expense	0.1	—	0.1
Other (income) expense, net	(0.1)	(0.2)	(0.1)
Income before income taxes	11.0	13.1	13.3
Income taxes	3.9	4.9	5.1
Net income	7.1%	8.2%	8.1%

Other comprehensive (loss) income	—	—	—
Comprehensive income	7.0%	8.2%	8.2%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Number of bakery-cafes:
Company-owned:
Beginning of period	867	809	740
Bakery-cafes opened	65	63	59
Bakery-cafes closed	(7)	(6)	(6)
Bakery-cafes acquired from franchisees (1)	—	1	16
End of period	925	867	809
Franchise-operated:
Beginning of period	910	843	801
Bakery-cafes opened	49	70	64
Bakery-cafes closed	(4)	(2)	(6)
Bakery-cafes acquired by Company (1)	—	(1)	(16)
End of period	955	910	843
System-wide:
Beginning of period	1,777	1,652	1,541
Bakery-cafes opened	114	133	123
Bakery-cafes closed	(11)	(8)	(12)
End of period (2)	1,880	1,777	1,652

(1)	In April 2013, we acquired one bakery-cafe from a Florida franchisee. In March 2012, we acquired 16 bakery-cafes from a North Carolina franchisee.

(2)
Excluded from the number of total bakery-cafes were 22, six, and three catering-only units, referred to as delivery hubs, as of the fiscal years ended December 30, 2014, December 31, 2013, December 25, 2012, respectively.

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the fiscal periods indicated was as follows:

	For the fiscal year ended
	December 30, 2014 (1)	December 31, 2013 (2)	December 25, 2012
Company-owned	1.4%	2.6%	6.5%
Franchise-operated	0.9%	2.0%	5.0%
System-wide	1.1%	2.3%	5.7%

(1) Comparable net bakery-cafe sales for fiscal 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks.

(2) Comparable net bakery-cafe sales for fiscal 2013 adjusted to reflect a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013).
The following table summarizes the composition of comparable Company-owned net bakery-cafe sales growth for the periods indicated:

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Price	1.0%	1.8%	3.0%
Mix	0.3%	2.0%	2.7%
Average check	1.3%	3.8%	5.7%

Transactions	0.1%	(1.2)%	0.8%
Company-owned comparable net bakery-cafe sales growth	1.4%	2.6%	6.5%
Price growth in fiscal 2014 was modest, generally due to our decision to take minimal price increases in anticipation of expected modest inflation. Mix was modest in fiscal 2014 due to slower catering sales growth and an increase in breakfast transactions, which generally carry a lower average check than lunch or dinner transactions. Transactions were generally flat during fiscal 2014 due primarily to an increase in transactions during the breakfast and lunch dayparts, which were largely offset by a continued challenging consumer environment, intensified competition and severe weather in the first quarter of fiscal 2014.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Bakery-cafe sales, net	$2,230,370	$2,108,908	$1,879,280	5.8%	12.2%
Franchise royalties and fees	123,686	112,641	102,076	9.8%	10.4%
Fresh dough and other product sales to franchisees	175,139	163,453	148,701	7.1%	9.9%
Total revenue	$2,529,195	$2,385,002	$2,130,057	6.0%	12.0%

System-wide average weekly net sales	$47,655	$47,403	$46,676	0.5%	1.6%
The growth in total revenues in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 114 new bakery-cafes system-wide in fiscal 2014 and the 1.1 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the closure of 11 bakery-cafes system-wide in fiscal 2014 and the impact of the additional week in fiscal 2013, which contributed total revenues of approximately $35.0 million.
The growth in total revenues in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 133 new bakery-cafes system-wide in fiscal 2013, the impact of the additional week in fiscal 2013 and the 2.3 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2013, partially offset by the closure of eight bakery-cafes system-wide in fiscal 2013.
Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Bakery-cafe sales, net	$2,230,370	$2,108,908	$1,879,280	5.8%	12.2%
As a percentage of total revenue	88.2%	88.4%	88.2%

Company-owned average weekly net sales	$48,114	$47,741	$46,836	0.8%	1.9%
Company-owned number of operating weeks	46,356	44,173	40,125	4.9%	10.1%

The increase in net bakery-cafe sales in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 65 new Company-owned bakery-cafes and the 1.4 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the closure of seven Company-owned bakery-cafes and the impact of the additional week in fiscal 2013, which contributed net bakery-cafes sales of approximately $29.8 million.

The increase in net bakery-cafe sales in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 63 new Company-owned bakery-cafes, the impact of the additional week in fiscal 2013, and the 2.6 percent increase in comparable Company-owned net bakery-cafe sales in fiscal 2013, partially offset by the closure of six Company-owned bakery-cafes.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2014 compared to the prior fiscal year was primarily due to average check growth that resulted from retail price increases and our category management initiatives, partially offset by lower average weekly sales in fiscal 2014 for bakery-cafes opened in fiscal 2013.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2013 compared to the prior fiscal year was primarily due to average check growth that resulted from retail price increases and our category management initiatives.
Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Franchise royalties	$120,125	$110,461	$100,159	8.7%	10.3%
Franchise fees	3,561	2,180	1,917	63.3%	13.7%
Total	$123,686	$112,641	$102,076	9.8%	10.4%

Franchise-operated average weekly net sales	$47,215	$47,079	$46,526	0.3%	1.2%
Franchise-operated number of operating weeks	48,327	46,202	42,593	4.6%	8.5%

The increase in franchise royalty and fee revenues in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 49 new franchise-operated bakery-cafes, increased information technology fees, and the 0.9 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the impact of the additional week in fiscal 2013, which contributed franchise royalties and fees of approximately $2.4 million.

The increase in franchise royalty and fee revenues in fiscal 2013 compared to the prior fiscal year was primarily due to the opening of 70 new franchise-operated bakery-cafes, the impact of the additional week in fiscal 2013, and the 2.0 percent increase in comparable franchise-operated net bakery-cafe sales in fiscal 2013.

As of December 30, 2014, there were 955 franchise-operated bakery-cafes open and we have received commitments to open 106 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in their respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Fresh dough and other product sales to franchisees	$175,139	$163,453	$148,701	7.1%	9.9%
The increase in fresh dough and other product sales to franchisees in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 49 franchise-operated bakery-cafes and the 0.9 percent increase in franchise-operated comparable net bakery-cafe sales on a calendar basis, partially offset by the impact of the additional week in fiscal 2013, which contributed fresh dough and other product sales to franchisees of approximately $2.8 million.
The increase in fresh dough and other product sales to franchisees in fiscal 2013 compared to the prior fiscal year was primarily due to the impact of the additional week in fiscal 2013, the opening of 70 franchise-operated bakery-cafes, and the 2.0 percent increase in franchise-operated comparable net bakery-cafe sales.
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

Cost of food and paper products

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Cost of food and paper products	$669,860	$625,622	$552,580	7.1%	13.2%
As a percent of bakery-cafe sales, net	30.0%	29.7%	29.4%
The increase in the cost of food and paper products in fiscal 2014 as a percentage of net bakery-cafe sales was primarily due to higher ingredient costs, including, but not limited to, increases in the costs of butter, avocados, and bacon, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. In fiscal 2014, there was an average of 79.2 bakery-cafes per fresh dough facility compared to an average of 74.2 bakery-cafes in fiscal 2013.
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

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Labor expense	$685,576	$625,457	$559,446	9.6%	11.8%
As a percent of bakery-cafe sales, net	30.7%	29.7%	29.8%

The increase in labor expense in fiscal 2014 as a percentage of net bakery-cafe sales was primarily a result of adding additional labor hours, as well as employees, in the bakery-cafes and related training costs, both to support ongoing operational initiatives, partially offset by lower manager bonus expense.
The decrease in labor expense in fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of lower incentive compensation.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Occupancy	$159,794	$148,816	$130,793	7.4%	13.8%
As a percent of bakery-cafe sales, net	7.2%	7.1%	7.0%
The increase in occupancy costs in both fiscal 2014 and fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of modestly higher average occupancy costs in new bakery-cafes and higher real estate taxes.

Other operating expenses

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Other operating expenses	$314,879	$295,539	$256,029	6.5%	15.4%
As a percent of bakery-cafe sales, net	14.1%	14.0%	13.6%

The increase in other operating expenses in fiscal 2014 as a percentage of net bakery-cafe sales was primarily the result of increased marketing expense, partially offset by lower controllable expenses.
The increase in other operating expenses in fiscal 2013 as a percentage of net bakery-cafe sales was primarily a result of increased marketing expense and certain other controllable expenses, including increased repair and maintenance expenses related to operational initiatives.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Fresh dough and other product cost of sales to franchisees	$152,267	$142,160	$131,006	7.1%	8.5%
As a percent of fresh dough and other product sales to franchisees	86.9%	87.0%	88.1%
The decrease in the fresh dough and other product cost of sales to franchisees in fiscal 2014 as a percentage of fresh dough and other product sales to franchisees was primarily the result of modestly lower wheat costs, partially offset by higher year-over-year sales of zero margin fresh produce to franchisees.
The decrease in the fresh dough and other product cost of sales to franchisees in fiscal 2013 as a percentage of fresh dough and other product sales to franchisees was primarily the result of the year-over-year decrease in ingredient costs and improved leverage from new bakery-cafes and higher comparable net bakery-cafe sales.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Depreciation and amortization	$124,109	$106,523	$90,939	16.5%	17.1%
As a percent of total revenues	4.9%	4.5%	4.3%
The increase in depreciation and amortization as a percent of total revenues in both fiscal 2014 and fiscal 2013 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
General and administrative expenses	$138,060	$123,335	$117,932	11.9%	4.6%
As a percent of total revenues	5.5%	5.2%	5.5%
The increase in general and administrative expenses in fiscal 2014 as a percent of total revenues was primarily due to an increase in headcount to support ongoing operational initiatives, partially offset by lower incentive compensation.
The decrease in general and administrative expenses in fiscal 2013 as a percent of total revenues was primarily due to lower incentive compensation and improved leverage from higher comparable net bakery-cafe sales.
Other (Income) Expense, net
Other (income) expense, net in fiscal 2014 decreased to $3.2 million of income, or 0.1 percent of total revenues, from $4.0 million of income, or 0.2 percent of total revenues, in fiscal 2013. Other (income) expense, net for fiscal 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter and other immaterial items, partially offset by a goodwill impairment charge of $2.1 million. Other (income) expense, net for fiscal 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and sales and use tax matters, and immaterial items.
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
Income Taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012	% Change in 2014	% Change in 2013
Income taxes	$98,001	$116,551	$109,548	(15.9)%	6.4%
Effective tax rate	35.3%	37.3%	38.7%
The decrease in the effective tax rate from fiscal 2013 to fiscal 2014 was primarily driven by certain discrete income tax benefit items for prior fiscal years related to additional federal and state tax credits and an increased deduction for domestic production activities. The decrease in the effective tax rate from fiscal 2012 to fiscal 2013 was primarily driven by adjustments of previously recorded tax expense to reflect the refinement of estimates for certain federal and state tax liabilities to amounts in filed returns, the settlement of tax audits, and an increase in federal tax credits.

Liquidity and Capital Resources
Cash and cash equivalents were $196.5 million at December 30, 2014 compared to $125.2 million at December 31, 2013. This $71.3 million increase was primarily a result of cash generated from operations of $335.1 million and proceeds from the issuance of long-term debt of $100 million, partially offset by capital expenditures of $224.2 million and the use of $159.5 million to repurchase shares of our Class A common stock. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.
We had positive working capital of $53.5 million at December 30, 2014 compared to negative working capital of $0.6 million at December 31, 2013. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $71.3 million and an increase in trade and other accounts receivable of $22.1 million, partially offset by an increase in accrued expenses of $47.4 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 30, 2014	December 31, 2013	December 25, 2012
Operating activities	$335,079	$348,417	$289,456
Investing activities	(211,317)	(188,307)	(195,741)
Financing activities	(52,514)	(332,006)	(19,214)
Net increase (decrease) in cash and cash equivalents	$71,248	$(171,896)	$74,501

Operating Activities
Cash provided by operating activities was $335.1 million, $348.4 million, and $289.5 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Cash provided by operating activities in fiscal 2014 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses, partially offset by an increase in trade and other accounts receivable. The increase in accrued expenses was primarily due to an increase in the balance of outstanding gift cards. The increase in trade and other accounts receivable was primarily due to an increase in refundable income taxes due to the timing of payments and an increase in other receivables.
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

Investing Activities
Cash used in investing activities was $211.3 million, $188.3 million, and $195.7 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Investing activities consists primarily of capital expenditures, cash used in business combinations, and proceeds from the sale and leaseback of bakery-cafes.
Capital Expenditures
Capital expenditures are the largest ongoing component of our investing activities. New and existing bakery-cafe expenditures include costs related to the opening of bakery-cafes and delivery hubs, to remodel and maintain bakery-cafes, and to upgrade systems and equipment in bakery-cafes. Fresh dough facility expenditures include costs related to the opening of new fresh dough facilities and costs to expand, remodel and maintain existing facilities. Support center expenditures primarily include investments in technology infrastructure to create the capabilities needed to support ongoing operational initiatives and costs related to enterprise systems and other capital needs. A summary of capital expenditures for the periods indicated consisted of the following (in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
New bakery-cafes	$109,941	$90,409	$72,683
Existing bakery-cafes	57,915	63,175	50,185
Fresh dough facilities	12,178	11,461	13,434
Support centers	44,183	26,965	16,026
Total	$224,217	$192,010	$152,328

Our capital requirements have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the extent of operational initiatives. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate $225 million to $250 million of capital expenditures in fiscal 2015, including the opening of approximately 10 Company-owned delivery hubs, approximately 55 to 65 Company-owned bakery-cafes, and the conversion of approximately 300 Company-owned bakery-cafes to Panera 2.0.
Business Combinations
We used approximately $2.4 million and $48.0 million of cash flows for acquisitions, in fiscal 2013 and fiscal 2012, respectively. In fiscal 2013, we acquired substantially all the assets of one bakery-cafe from a Florida franchisee. In fiscal 2012, we acquired substantially all the assets and certain liabilities of 16 bakery-cafes from our North Carolina franchisee. See Note 3 to the consolidated financial statements for further information with respect to our acquisition activity.
Sale-Leaseback Transactions
During fiscal 2014, fiscal 2013, and fiscal 2012, we completed sale-leaseback transactions for six, three, and two Company-owned bakery-cafes, respectively, resulting in cash proceeds of $12.9 million, $6.1 million, and $4.5 million, respectively.
Financing Activities
Cash used in financing activities was $52.5 million, $332.0 million, and $19.2 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Financing activities in fiscal 2014 consisted primarily of $159.5 million used to repurchase shares of our Class A common stock, partially offset by $100 million of proceeds from term loan borrowings. Financing activities in fiscal 2013 consisted primarily of $339.4 million used to repurchase shares of our Class A common stock and $4.1 million for the payment of deferred acquisition holdbacks, partially offset by $8.1 million received from the tax benefit from exercise of stock options. Financing activities in fiscal 2012 consisted primarily of $31.6 million used to repurchase shares of our Class A common stock, partially offset by $8.6 million received from the tax benefit from exercise of stock options.
Share Repurchases

On November 17, 2009, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal

2012, we repurchased 34,600 shares under the 2009 repurchase authorization at an average price of $144.24 per share for an aggregate purchase price of $5.0 million. On August 23, 2012, our Board of Directors terminated the 2009 repurchase authorization. Prior to its termination, we had repurchased a total of 2,844,669 shares of our Class A common stock cumulatively under the 2009 repurchase authorization at a weighted-average price of $87.03 per share for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2014, we repurchased 514,357 shares under the 2012 repurchase authorization, at an average price of $170.15 per share, for an aggregate purchase price of $87.5 million. During fiscal 2013 we purchased 1,992,250 shares under the 2012 repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. During fiscal 2012, we repurchased 124,100 shares under the 2012 repurchase authorization, at an average price of $161.00 per share, for an aggregate purchase price of approximately $20.0 million. On June 5, 2014, our Board of Directors terminated this repurchase authorization. Prior to its termination, we had repurchased a total of 2,630,707 shares of our Class A common stock cumulatively under the 2012 repurchase authorization at a weighted-average price of $167.13 per share for an aggregate purchase price of approximately $439.7 million.

On June 5, 2014, our Board of Directors approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. As of December 30, 2014, under the 2014 repurchase authorization, we have repurchased 427,521 shares at a weighted-average price of $155.78 for an aggregate purchase price of approximately $66.6 million. We have approximately $533.4 million available under the 2014 repurchase authorization.

In total, during fiscal 2014, we repurchased 941,878 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.62 per share, for an aggregate purchase price of approximately $154.1 million.

We have historically repurchased shares of our Class A common stock from participants of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2014, we repurchased 35,461 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $151.17 per share for an aggregate purchase price of approximately $5.4 million. During fiscal 2013, we repurchased 41,601 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $172.79 per share for an aggregate purchase price of approximately $7.2 million. During fiscal 2012, we repurchased 42,100 shares of Class A common stock surrendered by participants of the Plans at a weighted-average price of $156.53 per share for an aggregate purchase price of $6.6 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.

Term Loan

On June 11, 2014, we entered into a term loan agreement, or the Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan, or the Term Loan, in the amount of $100 million that bears interest at a rate equal to, at our option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. The Term Loan Agreement also allows us from time to time to request that the Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions. The Term Loan Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. We expect to use the proceeds from the Term Loan for general corporate purposes. As of December 30, 2014, we were, and expect to remain, in compliance with all covenant requirements under the Term Loan Agreement.

Credit Facility
On November 30, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charges coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of our Company, as defined in the Credit Agreement. We expect to use the credit facility for general corporate purposes. As of December 30, 2014, we had no balance outstanding and we were, and expect to remain, in compliance with all covenant requirements under the Credit Agreement.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during fiscal 2014.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Also, a liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Sales of soup and other branded products sold outside our bakery-cafes are recognized upon delivery to customers. Further, franchise fees are generally the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is typically $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Franchise fees also include information technology-related fees for access to and the usage of proprietary systems. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue based on contractual royalty rates applied to the net franchise sales.
We maintain a customer loyalty program through which customers earn rewards based on registration in the program and purchases at our bakery-cafes. We record the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. Costs associated with coupons are classified as a reduction of net bakery-cafe sales in the period in which the coupon is redeemed.
We sell gift cards which do not expire and from which we do not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce our gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, we recognize revenue and reduce the gift card liability. When we determine the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon our specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. We recognized gift card breakage as a reduction of general and administrative expenses of $4.9 million for fiscal 2014, $2.8 million for fiscal 2013, and $1.8 million for fiscal 2012. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Comprehensive Income.
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
In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2014, we utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous annual evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. Using these criteria, one reporting unit, the reporting unit for our Canadian bakery-cafe operations, was excluded from the qualitative assessment.
In considering the step one approach to testing goodwill for impairment, we utilized a quantitative assessment to test goodwill for impairment for the Canadian reporting unit during the fourth quarter of fiscal 2014. The fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. Our discounted cash flow estimate was based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. We determined the carrying value of the Canadian reporting unit exceeded its fair value and thus step two of the goodwill impairment test was completed. The step two analysis indicated the entire balance of goodwill for the Canadian reporting unit was impaired and we recorded a full goodwill impairment charge of $2.1 million. This charge was recorded in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
At December 30, 2014 and December 31, 2013, our goodwill balance was $120.8 million and $123.0 million, respectively. No impairment loss was recognized during either fiscal 2013 or fiscal 2012, respectively.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance, with varying levels of deductibles of as much as $0.8 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as our own estimates based on our actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 30, 2014, we believe we have provided adequate reserves for our self-insurance exposure. We held self-insurance reserves of $32.6 million as of December 30, 2014 and $31.5 million as of December 31, 2013, which were included in accrued expenses in the Consolidated Balance Sheets.
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
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. Based on this assessment, we have recorded a valuation allowance of $4.6 million and $3.2 million as of December 30, 2014 and December 31, 2013, respectively, against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations.
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
We recognized impairment losses of $0.9 million, $0.8 million, and $0.3 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively, related to distinct under-performing Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income.

Contractual Obligations and Other Commitments
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; principal and interest payments related to the term loan borrowings; capital leases; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease terms for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 30, 2014, we expect cash expenditures under these lease obligations, purchase obligations, term loan borrowings, and uncertain tax positions to be as follows for the periods indicated (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases (1)	$146,357	$289,852	$275,151	$692,745	$1,404,105
Purchase obligations (2)	315,791	288	—	—	316,079
Long-term debt (3)	—	—	100,000	—	100,000
Capital lease obligations (1)	504	1,023	1,043	3,078	5,648
Interest payments (4)	1,163	2,326	1,699	—	5,188
Uncertain tax positions (5)	1,792	3,327	550	397	6,066
Total	$465,607	$296,816	$378,443	$696,220	$1,837,086

(1)	See Note 13 to the consolidated financial statements for further information with respect to our operating and capital leases.

(2)	Relates to certain commodity and service agreements where we are committed as of December 30, 2014 to purchase a fixed quantity over a contracted time period.

(3)	See Note 11 to the consolidated financial statements for further information with respect to our term loan borrowings.

(4)
Represents estimated interest payments on the term loan borrowings. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 30, 2014, or 1.15%. The actual interest rates on our term loan borrowings could vary from that used to compute the above interest payments. See Note 11 to the consolidated financial statements for further information with respect to our term loan borrowings.

(5)	See Note 14 to the consolidated financial statements for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 30, 2014, we guaranteed operating leases of 23 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of our sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from December 31, 2014 to September 30, 2027 and have a potential amount of future rental payments of approximately $16.6 million as of December 30, 2014. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantee was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary obligation for these operating leases. As of December 30, 2014, future commitments under these leases were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Subleases and Lease Guarantees (1)	2,574	4,206	3,857	5,983	$16,620

(1)	Represents aggregate minimum requirement — see Note 13 to the consolidated financial statements for further information with respect to our lease guarantees.
Employee Commitments
We have confidential and proprietary information and non-competition agreements, referred to as non-compete agreements, with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the non-compete agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 30, 2014, the total amount potentially owed employees under these non-compete agreements was $24.3 million.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management to evaluate whether there is substantial doubt about our ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect of the standard but its adoption is not expected to have an impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. We purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements with terms of one month to one year, usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. In fiscal 2014, 2013, and 2012, we did not utilize derivative instruments in managing commodity risk.
Interest Rate Sensitivity
We are exposed to market risk primarily from fluctuations in interest rates on our $100 million term loan and any borrowings we may make under our credit facility of $250 million. Under the term loan and credit facility, we may select interest rates equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 1.50 percent for the term loan and 1.00 to 2.00 percent for the credit facility depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the highest of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 0.50 percent for the term loan and 0.00 percent to 1.00 percent for the credit facility depending on our consolidated leverage ratio). The effective interest rate on the term loan borrowings was 1.15% as of December 30, 2014. An increase in the present interest rate of 100 basis points on the term loan borrowings would increase annual interest expense by approximately $1.2 million. We did not have an outstanding balance on our credit facility at December 30, 2014 or December 31, 2013. We may have future borrowings under our credit facility, which could result in an interest rate change that may have an impact on our consolidated results of operations.
Foreign Currency Exchange Risk
As of December 30, 2014, we had nine Canadian Company-owned bakery-cafes, one Canadian Company-owned fresh dough facility, and six Canadian franchise-operated bakery-cafes. As a result, certain of our operating revenues, expenses, and capital purchasing activities are subject to fluctuations in the exchange rate of the Canadian Dollar. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 30, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 20, 2015

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$196,493	$125,245
Trade accounts receivable, net	36,584	32,965
Other accounts receivable	70,069	51,637
Inventories	22,811	21,916
Prepaid expenses and other	51,588	43,064
Deferred income taxes	28,621	27,889
Total current assets	406,166	302,716
Property and equipment, net	787,294	669,409
Other assets:
Goodwill	120,778	123,013
Other intangible assets, net	70,940	79,768
Deposits and other	5,724	5,956
Total other assets	197,442	208,737
Total assets	$1,390,902	$1,180,862
LIABILITIES
Current liabilities:
Accounts payable	$19,511	$17,533
Accrued expenses	333,201	285,792
Total current liabilities	352,712	303,325
Long-term debt	100,000	—
Deferred rent	67,390	65,974
Deferred income taxes	76,589	65,398
Other long-term liabilities	58,027	46,273
Total liabilities	654,718	480,970
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,703,472 shares issued and 25,442,728 shares outstanding at December 30, 2014 and 30,573,851 shares issued and 26,290,446 shares outstanding at December 31, 2013	3	3
Class B, 10,000,000 shares authorized; 1,381,865 shares issued and outstanding at December 30, 2014 and 1,382,393 shares issued and outstanding at December 31, 2013	—	—
Treasury stock, carried at cost; 5,260,744 shares at December 30, 2014 and 4,283,405 shares at December 31, 2013	(706,073)	(546,570)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	214,437	196,908
Accumulated other comprehensive (loss) income	(1,360)	(333)
Retained earnings	1,229,177	1,049,884
Total stockholders' equity	736,184	699,892
Total liabilities and stockholders' equity	$1,390,902	$1,180,862

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share information)

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Revenues:
Bakery-cafe sales, net	$2,230,370	$2,108,908	$1,879,280
Franchise royalties and fees	123,686	112,641	102,076
Fresh dough and other product sales to franchisees	175,139	163,453	148,701
Total revenues	$2,529,195	$2,385,002	$2,130,057
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$669,860	$625,622	$552,580
Labor	685,576	625,457	559,446
Occupancy	159,794	148,816	130,793
Other operating expenses	314,879	295,539	256,029
Total bakery-cafe expenses	1,830,109	1,695,434	1,498,848
Fresh dough and other product cost of sales to franchisees	152,267	142,160	131,006
Depreciation and amortization	124,109	106,523	90,939
General and administrative expenses	138,060	123,335	117,932
Pre-opening expenses	8,707	7,794	8,462
Total costs and expenses	2,253,252	2,075,246	1,847,187
Operating profit	275,943	309,756	282,870
Interest expense	1,824	1,053	1,082
Other (income) expense, net	(3,175)	(4,017)	(1,208)
Income before income taxes	277,294	312,720	282,996
Income taxes	98,001	116,551	109,548
Net income	$179,293	$196,169	$173,448

Earnings per common share:
Basic	$6.67	$6.85	$5.94
Diluted	$6.64	$6.81	$5.89

Weighted average shares of common and common equivalent shares outstanding:
Basic	26,881	28,629	29,217
Diluted	26,999	28,794	29,455

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(1,027)	$(1,005)	$364
Other comprehensive (loss) income	$(1,027)	$(1,005)	$364
Comprehensive income	$178,266	$195,164	$173,812

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Cash flows from operations:
Net income	$179,293	$196,169	$173,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,109	106,523	90,939
Stock-based compensation expense	10,077	10,703	9,094
Tax benefit from exercise of stock options	(3,089)	(8,100)	(8,587)
Deferred income taxes	10,459	10,356	20,334
Loss on disposals of property and equipment	1,547	5,764	3,995
Other	3,070	589	475
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	(22,139)	3,021	(31,414)
Inventories	(895)	(2,186)	(2,440)
Prepaid expenses and other	(8,524)	(841)	(10,995)
Deposits and other	239	1,449	161
Accounts payable	1,978	8,162	(6,513)
Accrued expenses	35,288	13,372	49,246
Deferred rent	1,067	5,868	5,718
Other long-term liabilities	2,599	(2,432)	(4,005)
Net cash provided by operating activities	335,079	348,417	289,456
Cash flows from investing activities:
Additions to property and equipment	(224,217)	(192,010)	(152,328)
Acquisitions, net of cash acquired	—	(2,446)	(47,951)
Purchase of investments	—	(97,919)	—
Proceeds from sale of investments	—	97,936	—
Proceeds from sale-leaseback transactions	12,900	6,132	4,538
Net cash used in investing activities	(211,317)	(188,307)	(195,741)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—	—
Debt issuance costs	(193)	—	(1,097)
Repurchase of common stock	(159,503)	(339,409)	(31,566)
Exercise of employee stock options	1,116	573	4,455
Tax benefit from exercise of stock options	3,089	8,100	8,587
Proceeds from issuance of common stock under employee benefit plans	3,247	2,842	2,462
Payment of deferred acquisition holdback	(270)	(4,112)	(2,055)
Net cash used in financing activities	(52,514)	(332,006)	(19,214)
Net increase (decrease) in cash and cash equivalents	71,248	(171,896)	74,501
Cash and cash equivalents at beginning of period	125,245	297,141	222,640
Cash and cash equivalents at end of period	$196,493	$125,245	$297,141

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2011	28,266	$3	1,384	$—	2,048	$(175,595)	$150,093	$680,267	$308	$655,076
Comprehensive income:
Net income	—	—	—	—	—	—	—	173,448	—	173,448
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	364	364
Comprehensive income										173,812
Issuance of common stock	20	—	—	—	—	—	2,462	—	—	2,462
Issuance of restricted stock (net of forfeitures)	28	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	96	—	—	—	—	—	4,455	—	—	4,455
Stock-based compensation expense	—	—	—	—	—	—	9,094	—	—	9,094
Conversion of Class B to Class A	—	—	—	—	—	—	—	—	—	—
Exercise of SSARs	1	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(202)	—	—	—	202	(31,566)	—	—	—	(31,566)
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,587	—	—	8,587
Balance, December 25, 2012	28,209	$3	1,384	$—	2,250	$(207,161)	$174,690	$853,715	$672	$821,919
Comprehensive income:
Net income	—	—	—	—	—	—	—	196,169	—	196,169
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,005)	(1,005)
Comprehensive income										195,164
Issuance of common stock	20	—	—	—	—	—	2,841	—	—	2,841
Issuance of restricted stock (net of forfeitures)	78	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	12	—	—	—	—	—	575	—	—	575
Stock-based compensation expense	—	—	—	—	—	—	10,703	—	—	10,703
Conversion of Class B to Class A	2	—	(2)	—	—	—	—	—	—	—
Exercise of SSARs	2	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(2,033)	—	—	—	2,033	(339,409)	—	—	—	(339,409)
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,100	—	—	8,100
Balance, December 31, 2013	26,290	$3	1,382	$—	4,283	$(546,570)	$196,908	$1,049,884	$(333)	$699,892
Comprehensive income:
Net income	—	—	—	—	—	—	—	179,293	—	179,293
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,027)	(1,027)
Comprehensive income										178,266
Issuance of common stock	23	—	—	—	—	—	3,247	—	—	3,247
Issuance of restricted stock (net of forfeitures)	82	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	23	—	—	—	—	—	1,117	—	—	1,117
Stock-based compensation expense	—	—	—	—	—	—	10,077	—	—	10,077
Conversion of Class B to Class A	—	—	—	—	—	—	—	—	—	—
Exercise of SSARs	3	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	(978)	—	—	—	978	(159,503)	—	—	—	(159,503)
Tax benefit from exercise of stock options	—	—	—	—	—	—	3,089	—	—	3,089
Balance, December 30, 2014	25,443	$3	1,382	$—	5,261	$(706,073)	$214,437	$1,229,177	$(1,360)	$736,184

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Panera Bread Company and its subsidiaries (the "Company") operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 30, 2014, retail operations consisted of 925 Company-owned bakery-cafes and 955 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high-quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, pasta dishes, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. In addition to the in-bakery-cafe dining experience, the Company offers Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in bakery-cafes. As of December 30, 2014, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

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
Fiscal Year
The Company's fiscal year ends on the last Tuesday in December. The fiscal years ended December 30, 2014 (“fiscal 2014”) and December 25, 2012 (“fiscal 2012”) each had 52 weeks. The fiscal year ended December 31, 2013 (“fiscal 2013”) had 53 weeks with the fourth quarter comprising 14 weeks.
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
As of December 30, 2014, other accounts receivable consisted primarily of $33.4 million due from income tax refunds, $24.5 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $7.0 million. As of December 31, 2013, other accounts receivable consisted primarily of $22.8 million due from income tax refunds, $16.9 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $7.1 million.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 30, 2014 and December 31, 2013 was $0.1 million, respectively.
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

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest incurred for such purposes during fiscal 2014 was $0.1 million. No interest was incurred for such purposes in fiscal 2013 and fiscal 2012.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $62.0 million, $56.6 million, and $48.0 million, for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
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
In considering the step zero approach to testing goodwill for impairment, the Company performs a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2014, the Company utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous annual evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. Using these criteria, one reporting unit, the reporting unit for the Company's Canadian bakery-cafe operations, was excluded from the qualitative assessment.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In considering the step one approach to testing goodwill for impairment, the Company utilized a quantitative assessment to test goodwill for impairment for the Canadian reporting unit during the fourth quarter of fiscal 2014. The fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The Company's discounted cash flow estimate was based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions. The Company determined the carrying value of the Canadian reporting unit exceeded its fair value and thus step two of the goodwill impairment test was completed. The step two analysis indicated the entire balance of goodwill for the Canadian reporting unit was impaired and the Company recorded a full goodwill impairment charge of $2.1 million.  This charge was recorded in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately one year to 17 years as of December 30, 2014. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately five years to 20 years as of December 30, 2014. The fair value of trademarks is amortized over their estimated useful life of 22 years.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. There were no other intangible asset impairment charges recorded during fiscal 2014, fiscal 2013, and fiscal 2012. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
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
The Company recognized impairment losses of $0.9 million, $0.8 million, and $0.3 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively, related to distinct, underperforming Company-owned bakery-cafes. These losses were recorded in other operating expenses in the Consolidated Statements of Comprehensive Income.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.8 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data, as well as its own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 30, 2014, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 30, 2014 and December 31, 2013, self-insurance reserves were $32.6 million and $31.5 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $50.7 million, $46.9 million, and $41.8 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. As of December 30, 2014 and December 31, 2013 the Company had recorded a valuation allowance related to deferred tax assets of the Company's Canadian operations of $4.6 million and $3.2 million, respectively.
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
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred by those individuals directly involved in development activities, including the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred by individuals that do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that sites for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The Company capitalized $10.4 million, $9.6 million, and $9.0 million of direct costs related to the development of Company-owned bakery-cafes during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Comprehensive Income. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The unamortized amounts are included in deposits and other assets in the Consolidated Balance Sheets and were $0.8 million at both December 30, 2014 and December 31, 2013, respectively.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees also include information technology-related fees for access to and the usage of proprietary systems. Franchise fees were $3.6 million, $2.2 million, and $1.9 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Royalties are generally paid weekly based on the percentage of franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue when they are earned. Royalties were $120.1 million, $110.5 million, and $100.2 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
The Company maintains a customer loyalty program referred to as MyPanera in which customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. The accrued liability related to the Company’s loyalty program was $2.5 million and $3.4 million as of December 30, 2014 and December 31, 2013, respectively. Costs associated with coupons are classified as a reduction of net bakery-cafe sales in the period in which the coupon is redeemed.
The Company sells gift cards that do not have an expiration date and from which the Company does not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce the Company's gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, the Company recognizes revenue and reduces the gift card liability. When the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon Company-specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Comprehensive Income; however, such gift cards will continue to be honored. During fiscal 2014, fiscal 2013, and fiscal 2012, the Company recognized gift card breakage as a reduction of general and administrative expenses of $4.9 million, $2.8 million, and $1.8 million respectively. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Comprehensive Income.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Comprehensive Income, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Comprehensive Income. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, television, and print. The total amounts recorded as advertising expense were $65.5 million, $55.6 million, and $44.5 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
Pre-Opening Expenses
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign Currency Translation
The Company has nine Company-owned bakery-cafes, one Company-owned fresh dough facility, and six franchise-operated bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Comprehensive Income.
Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, and other accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the accounting standard for stock-based compensation, which requires the Company to measure and record compensation expense in the Company’s consolidated financial statements for all stock-based compensation awards using a fair value method. The Company maintains several stock-based incentive plans under which the Company may grant incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively, “option awards”) and restricted stock and restricted stock units to certain directors, officers, employees and consultants. The Company also offers a stock purchase plan where employees may purchase the Company’s common stock each calendar quarter through payroll deductions at 85 percent of market value on the purchase date and the Company recognizes compensation expense on the 15 percent discount.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations ("ARO") in the Company’s consolidated financial statements. Most lease agreements require the Company to restore the leased property to its original condition, including removal of certain long-lived assets the Company has installed, at the end of the lease. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the reasonably assured lease term. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 30, 2014 and December 31, 2013, the Company's net ARO asset included in property and equipment, net was $13.3 million and $4.6 million, respectively, and its net ARO liability included in other long-term liabilities was $19.8 million and $10.2 million, respectively. ARO accretion expense was $0.6 million, $0.6 million, and $0.4 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
Variable Interest Entities
The Company applies the guidance issued by the Financial Accounting Standards Board (the “FASB”) on accounting for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of December 30, 2014.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect of the standard but its adoption is not expected to have an impact on the Company’s consolidated financial statements.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning of the Company's first quarter of fiscal 2014 and did not have a material impact on the Company's consolidated financial statements.

3. Business Combinations

Florida Bakery-cafe Acquisition

On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. The Company paid approximately $2.4 million of the purchase price on April 9, 2013 and paid the remaining $0.3 million with interest during fiscal 2014. The Consolidated Statements of Comprehensive Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.4 million to property and equipment; $1.0 million to intangible assets, which represents the fair value of re-acquired territory rights and the favorable lease agreement and are expected to be amortized on average over approximately 12 years; and $1.3 million to goodwill. The fair value measurement of tangible and intangible assets as of the acquisition date was based on significant inputs not observable in the market and thus represented a Level 3 measurement.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafe and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.

North Carolina Franchisee Acquisition

On March 28, 2012, the Company acquired substantially all the assets and certain liabilities of 16 bakery-cafes and the related area development rights from its Raleigh-Durham, North Carolina franchisee for a purchase price of $48.0 million. The Company paid approximately $44.4 million of the purchase price on March 27, 2012 and paid the remaining $3.6 million with interest during fiscal 2013. The Consolidated Statements of Comprehensive Income include the results of operations from the operating bakery-cafes from the date of their acquisition.
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

Pro Forma for the Fiscal Year Ended
December 25, 2012
Bakery-cafe sales, net	$1,888,914
Net income	173,763

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to tax deductible goodwill as follows: $0.1 million to accounts receivable; $0.3 million to inventories; $6.4 million to property and equipment; $29.1 million to intangible assets, which represent the fair value of re-acquired territory rights and favorable lease agreements that the Company estimated to have an average useful life of approximately 12 years; $1.4 million to liabilities; and $13.5 million to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observable in the market and thus represented a Level 3 measurement. In addition, the Company recorded a $0.1 million measurement period adjustment increasing goodwill during fiscal 2012.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill recorded in connection with this acquisition was attributable to the workforce of the acquired bakery-cafes and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax deductible and is included in the Company Bakery-Cafe Operations segment.
Accrued Purchase Price Payments
During fiscal 2014, fiscal 2013, and fiscal 2012, the Company paid approximately $0.3 million, $4.1 million, and $2.1 million, respectively, including accrued interest, of previously accrued acquisition purchase price in accordance with the asset purchase agreements. There was no accrued purchase price remaining as of December 30, 2014 and $0.3 million of accrued purchase price remaining as of December 31, 2013.

4. Investments Held to Maturity

During fiscal 2013, the Company purchased and sold seven zero-coupon discount notes that were classified as held-to-maturity. The amortized cost of the investments sold was $97.9 million. The Company realized a loss on the sale of less than $0.1 million. The Company sold the investments prior to maturity during fiscal 2013 as a result of higher than anticipated liquidity needs.

5. Fair Value Measurements
The Company’s $92.3 million and $18.1 million in cash equivalents at December 30, 2014 and December 31, 2013, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

6. Inventories
Inventories consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Food:
Fresh dough facilities:
Raw materials	$3,413	$3,377
Finished goods	460	545
Bakery-cafes:
Raw materials	15,152	14,329
Paper goods	3,786	3,665
Total	$22,811	$21,916

7. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Leasehold improvements	$693,503	$607,472
Machinery and equipment	340,854	305,060
Furniture and fixtures	167,383	149,445
Computer hardware and software	137,663	87,316
Construction in progress	99,255	80,108
Smallwares	29,841	27,031
Land	2,060	2,856
	1,470,559	1,259,288
Less: accumulated depreciation	(683,265)	(589,879)
Property and equipment, net	$787,294	$669,409

The Company recorded depreciation expense related to these assets of $115.4 million, $97.2 million, and $82.7 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 30, 2014 and December 31, 2013 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 25, 2012	$118,274	$1,934	$1,695	$121,903
Acquisition of Florida bakery-cafe	1,278	—	—	1,278
Currency translation	(173)	—	—	(173)
Measurement period adjustments	5	—	—	5
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013
Impairment charge	(2,057)	—	—	(2,057)
Currency translation	(178)	—	—	(178)
Balance as of December 30, 2014	$117,149	$1,934	$1,695	$120,778

The Company recorded a $2.1 million full impairment charge of goodwill for the Canadian bakery-cafe operations reporting unit during the fourth quarter of fiscal 2014. The Company did not record a goodwill impairment charge in either fiscal 2013 or fiscal 2012.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$5,610	$(2,017)	$3,593	$5,610	$(1,763)	$3,847
Re-acquired territory rights	97,865	(32,369)	65,496	97,865	(24,254)	73,611
Favorable leases	4,825	(2,974)	1,851	4,866	(2,556)	2,310
Total other intangible assets	$108,300	$(37,360)	$70,940	$108,341	$(28,573)	$79,768

Amortization expense on these intangible assets for fiscal 2014, fiscal 2013, and fiscal 2012, was approximately $8.7 million, $9.3 million, and $8.2 million, respectively. Future amortization expense on these intangible assets as of December 30, 2014 is estimated to be approximately: $8.7 million in fiscal 2015, $8.6 million in fiscal 2016, $8.6 million in fiscal 2017, $8.5 million in fiscal 2018, $8.1 million in fiscal 2019 and $28.4 million thereafter.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Unredeemed gift cards, net	$105,576	$86,287
Compensation and related employment taxes	59,442	60,123
Capital expenditures	56,808	41,329
Insurance	32,559	31,545
Taxes, other than income tax	21,068	17,618
Advertising	10,147	5,729
Occupancy costs	7,263	5,017
Fresh dough and other product operations	6,812	8,236
Utilities	5,527	5,488
Deferred revenue	5,291	2,852
Loyalty program	2,525	3,362
Other	20,183	18,206
Total	$333,201	$285,792

11. Debt
On June 11, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan (the "Term Loan") in the amount of $100 million that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. The Term Loan bears interest at a rate equal to, at the Company's option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the Term Loan. The debt issuance costs are being amortized to expense over the term of the Term Loan. The weighted-average interest rate of the Term Loan, excluding the amortization of debt issuance costs, was 1.15 percent for the fiscal year ended December 30, 2014. As of December 30, 2014, the carrying amount of the Term Loan of $100 million approximates fair value as the interest rate on the Term Loan approximates current market rates (Level 2 inputs).

On November 30, 2012, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of December 30, 2014 and December 31, 2013, the Company had no loans outstanding under the Credit Agreement.

Both the Term Loan Agreement and the Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Term Loan Agreement and the Credit Agreement contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of December 30, 2014, the Company was in compliance with all covenant requirements in the Term Loan Agreement and the Credit Agreement.
12. Share Repurchase Authorization
On November 17, 2009, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock, pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2012, the Company repurchased an aggregate of 34,600 shares under this share repurchase authorization, at an average price of $144.24 per share, for an aggregate purchase price of $5.0 million. On August 23, 2012, the Company's Board of Directors terminated this repurchase authorization. Prior to its termination, the Company had repurchased a

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

total of 2,844,669 shares of its Class A common stock under this share repurchase authorization, at a weighted-average price of $87.03 per share, for an aggregate purchase price of approximately $247.6 million.
On August 23, 2012, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2012 repurchase authorization"), pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2014, the Company repurchased an aggregate of 514,357 shares under the 2012 share repurchase authorization, at an average price of $170.15 per share, for an aggregate purchase price of $87.5 million. During fiscal 2013, the Company repurchased an aggregate of 1,992,250 shares under the 2012 repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of $332.1 million. During fiscal 2012, the Company repurchased an aggregate of 124,100 shares under the 2012 repurchase authorization, at an average price of $161.00 per share, for an aggregate purchase price of approximately $20.0 million. On June 5, 2014, the Company's Board of Directors terminated the 2012 repurchase authorization. Prior to its termination, the Company had repurchased a total of 2,630,707 shares of its Class A common stock cumulatively under the 2012 repurchase authorization, at a weighted-average price of $167.13 per share, for an aggregate purchase price of approximately $439.7 million.
On June 5, 2014, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2014 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. As of December 30, 2014, under the 2014 repurchase authorization, the Company has repurchased an aggregate of 427,521 shares, at a weighted-average price of $155.78 per share, for an aggregate purchase price of approximately $66.6 million. There is approximately $533.4 million available under the 2014 repurchase authorization as of December 30, 2014.
In total, during fiscal 2014, the Company repurchased an aggregate of 941,878 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.62 per share, for an aggregate purchase price of approximately $154.1 million.
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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 30, 2014, were as follows (in thousands):

Fiscal Years
2015	2016	2017	2018	2019	Thereafter	Total
$146,357	146,009	143,843	140,961	134,190	692,745	$1,404,105

Rental expense under operating leases was approximately $138.0 million, $130.0 million, and $114.8 million, in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, which included contingent (i.e., percentage rent) expense of $1.5 million, $2.2 million, and $2.0 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the accounting guidance for asset retirement obligations the Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets. The liability as of December 30, 2014 and December 31, 2013 was $19.8 million and $10.2 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in fiscal 2010, it simultaneously entered into a capital lease for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of December 30, 2014 and December 31, 2013, the Company held industrial revenue bonds and had recorded a capital lease of $1.1 million and $1.3 million in the Consolidated Balance Sheets, respectively.
The following table summarizes sale-leaseback transactions for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Number of bakery-cafes sold and leased back	6	3	2
Proceeds from sale-leaseback transactions	$12,900	$6,132	$4,538
The leases have been classified as either capital or operating leases, depending on the substance of the transaction, and have initial terms of 15 years, with renewal options of up to 20 years. The Company realized gains on these sales totaling $0.3 million, $0.3 million, and $1.0 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively, which have been deferred and are being recognized on a straight-line basis over the reasonably assured lease term for the leases.
Lease Guarantees
As of December 30, 2014, the Company guaranteed the operating leases of 23 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remains liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from December 31, 2014 to September 30, 2027 and have a potential amount of future rental payments of approximately $16.6 million as of December 30, 2014. The obligation from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee’s performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases. As of December 30, 2014, future commitments under these leases were as follows (in thousands):

Fiscal Years
2015	2016	2017	2018	2019	Thereafter	Total
$2,574	2,140	2,066	1,984	1,873	5,983	$16,620

Employee Commitments

The Company has executed confidential and proprietary information and non-competition agreements (“non-compete agreements”) with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the non-compete agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 30, 2014, the total amount potentially owed employees under these non-compete agreements was $24.3 million.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14. Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
United States	$285,564	$317,479	$286,702
Canada	(8,270)	(4,759)	(3,706)
Income before income taxes	$277,294	$312,720	$282,996

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Current:
U.S. federal	$73,234	$87,548	$72,434
U.S. state and local	14,306	18,638	15,955
	87,540	106,186	88,389
Deferred:
U.S. federal	9,609	8,547	16,640
U.S. state and local	950	1,804	3,603
Foreign	(98)	14	916
	$10,461	$10,365	$21,159
Total provision for income taxes	$98,001	$116,551	$109,548

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Statutory U.S. federal rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	4.1	4.5	4.5
U.S. federal tax credits	(1.4)	(0.8)	(0.4)
Other, including discrete tax items	(2.4)	(1.4)	(0.4)
Effective tax rate	35.3%	37.3%	38.7%

The Company’s lower effective tax rate for fiscal 2014 was primarily driven by certain discrete income tax benefit items for prior fiscal years related to additional federal and state tax credits and an increased deduction for domestic production activities.

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 30, 2014	December 31, 2013
Deferred tax assets:
Accrued expenses	$72,891	$71,245
Foreign net operating loss carryforward	4,178	3,124
Stock-based compensation	3,125	3,534
Other	1,701	1,008
Less: valuation allowance	(4,625)	(3,173)
Total deferred tax assets	$77,270	$75,738
Deferred tax liabilities:
Property and equipment	$(101,533)	$(90,940)
Goodwill and other intangibles	(23,705)	(22,307)
Total deferred tax liabilities	$(125,238)	$(113,247)
Net deferred tax liability	$(47,968)	$(37,509)
Current deferred income tax assets	$28,621	$27,889
Long-term deferred income tax liabilities	$(76,589)	$(65,398)

In assessing the realization of deferred tax assets, the Company considers the generation of future taxable income and utilizes a more likely than not standard to determine if deferred tax assets will be realized. Based on this assessment, the Company has recorded a valuation allowance of $4.6 million and $3.2 million as of December 30, 2014 and December 31, 2013, respectively, as a full valuation allowance against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations. The Company’s Canadian net operating loss carryforwards begin expiring in 2027.

As of December 30, 2014 and December 31, 2013, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $6.1 million and $2.7 million, inclusive of applicable interest and penalties and net of federal tax benefits, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Comprehensive Income and these amounts were expense of $0.3 million, income of $0.1 million, and expense of $0.2 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Accrued interest and penalties were $1.4 million and $0.9 million as of December 30, 2014 and December 31, 2013, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a rollforward of the Company’s liability for unrecognized tax benefits for the periods indicated (in thousands):

	December 30, 2014	December 31, 2013	December 25, 2012
Beginning balance	$2,999	$3,051	$3,544
Tax positions related to the current year:
Additions	1,536	653	530
Tax positions related to prior years:
Additions	2,671	256	217
Reductions	—	(49)	(341)
Settlements	(131)	(425)	(58)
Expiration of statutes of limitations	(620)	(487)	(841)
Ending balance	$6,455	$2,999	$3,051

The U.S. Internal Revenue Service has completed exams of the Company’s U.S. federal tax returns for fiscal years 2011 and prior. While certain state returns in fiscal years 2002 through 2010 may be subject to future assessment by taxing authorities, the Company is no longer subject to examination in Canada and most states in fiscal years prior to 2011.

It is reasonably possible that the Company’s liability for unrecognized tax benefits with respect to the Company’s uncertain tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

15. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 30, 2014, the Company had reserved 2,240,406 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, and the 2006 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 30, 2014, 94.9 percent of the outstanding Class B common stock was owned by the Company’s Chairman of the Board and Chief Executive Officer (the “Chairman”). Pursuant to stock subscription agreements, certain holders of Class B common stock, including the Chairman, can require the Company under certain circumstances to register their shares under the Securities Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal 2014 and 2013.
Treasury Stock
Pursuant to the terms of the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan and the applicable award agreements, the Company repurchased 35,461 shares of Class A common stock at a weighted-average cost of $151.17 per share during fiscal 2014, 41,601 shares of Class A common stock at a weighted-average cost of $172.79 per share during fiscal 2013, and 42,100 shares of Class A common stock at a weighted-average cost of $156.53 per share during fiscal 2012, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Repurchase Authorization
During fiscal 2014, fiscal 2013, and fiscal 2012, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12 for further information with respect to the Company’s share repurchase authorizations.

16. Stock-Based Compensation
As of December 30, 2014, the Company had one active stock-based compensation plan, the 2006 Stock Incentive Plan (the “2006 Plan”), and had incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”) and restricted stock outstanding (but can make no future grants) under two other stock-based compensation plans, the 1992 Equity Incentive Plan (the “1992 Plan”) and the 2001 Employee, Director, and Consultant Stock Option Plan (the “2001 Plan”).
2006 Stock Incentive Plan
In fiscal 2006, the Company’s Board of Directors adopted the 2006 Plan, which was approved by the Company’s stockholders in May 2006. The 2006 Plan provided for the grant of up to 1,500,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as option awards, restricted stock, restricted stock units, and other stock-based awards. Effective May 13, 2010, the 2006 Plan was amended to increase the number of the Company’s Class A common stock shares available to grant to 2,300,000. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company will grant no further stock options, restricted stock or other awards under the 2001 Plan or the 1992 Plan. The Company’s Board of Directors administers the 2006 Plan and has sole discretion to grant awards under the 2006 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2006 Plan, other than to the Company’s Chairman of the Board and Chief Executive Officer, to the Company’s Compensation and Management Development Committee (the “Compensation Committee”).
Long-Term Incentive Program
In fiscal 2005, the Company adopted the 2005 Long Term Incentive Plan (the “2005 LTIP”) as a sub-plan under the 2001 Plan and the 1992 Plan. In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Compensation Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant's level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant's level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Compensation Committee), restricted stock, choice awards of restricted stock or options, or deferred annual bonus match awards. On July 23, 2009, the Compensation Committee further amended the 2005 LTIP to permit the Company to grant stock settled appreciation rights (“SSARs”) under the choice awards and to clarify that the Compensation Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below. For fiscal 2014, fiscal 2013 and fiscal 2012, compensation expense related to performance awards, restricted stock, options, SSARs, and deferred annual bonus match was $11.1 million, $16.0 million, and $16.7 million, net of capitalized compensation expense of $1.1 million, $0.9 million, and $1.0 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings metrics. The performance awards are earned based on achievement of predetermined earnings performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 300 percent of the participant's salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards are payable 50 percent in cash and 50 percent in common stock or some combination of cash and common stock as determined by the Compensation Committee. For fiscal 2014, fiscal 2013, and fiscal 2012, compensation expense related to the performance awards was $1.2

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

million, $4.3 million, and $6.3 million, net of capitalized compensation expense of $0.1 million, $0.2 million, and $0.3 million, respectively.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock granted to date under the 2005 LTIP, restrictions generally limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 30, 2014, there was $39.1 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.7 years. For fiscal 2014, fiscal 2013, and fiscal 2012, restricted stock expense was $8.3 million, $9.2 million and $7.6 million, net of capitalized compensation expense of $0.9 million, $0.6 million, and $0.5 million, respectively. For fiscal 2014, fiscal 2013, and fiscal 2012, the income tax benefit related to restricted stock expense was $3.3 million, $3.4 million, and $3.0 million, respectively.
A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2013	351	$124.26
Granted	117	150.14
Vested	(106)	92.47
Forfeited	(37)	137.75
Non-vested at December 30, 2014	325	$142.41

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants received an additional 50 percent of their annual bonus, which was to be paid three years after the date of the original bonus payment provided the participant was still employed by the Company. For fiscal 2014, fiscal 2013, and fiscal 2012, compensation expense related to deferred annual bonus match awards was $1.3 million, $2.1 million, and $2.3 million, net of capitalized compensation expense of $0.1 million, $0.1 million, and $0.2 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company determined that it would no longer grant the deferred annual bonus match award portion under the 2005 LTIP beginning with the 2014 measurement year. Compensation expense related to deferred annual bonus match awards for years prior to fiscal 2014 will continue to be recognized through fiscal 2016.

Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. The Company uses historical data to estimate pre-vesting forfeiture rates. As of December 30, 2014, there was no unrecognized compensation cost related to non-vested options.

For fiscal 2014, fiscal 2013, and fiscal 2012, stock-based compensation expense related to stock options charged to general and administrative expenses was $0.1 million, $0.2 million and $0.4 million, respectively. For fiscal 2014, fiscal 2013, and fiscal 2012, the income tax benefit related to stock-based compensation expense was less than $0.1 million, $0.1 million, and $0.2 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2013	36	$71.93
Granted	3	176.07
Exercised	(23)	49.75		2,459
Cancelled	—	—
Outstanding at December 30, 2014	16	$120.97	2.7	861
Exercisable at December 30, 2014	16	$120.97	2.7	$861

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2014 of $174.87 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2014, fiscal 2013, and fiscal 2012 was $1.1 million, $0.6 million, and $4.5 million respectively. Windfall tax benefits realized from exercised stock options in fiscal 2014, fiscal 2013, and fiscal 2012 were $3.1 million, $8.1 million, and $8.6 million, respectively, and were included as cash flows from financing activities in the Consolidated Statements of Cash Flows.

A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s Class A common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. As of December 30, 2014, the total unrecognized compensation cost related to non-vested SSARs was $1.0 million, and is expected to be recognized over a weighted-average period of approximately 3.6 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2014, 2013, and 2012, stock-based compensation expense related to SSARs was $0.2 million, $0.2 million, and $0.1 million, respectively, and was charged to general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2014:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 31, 2013	33	$135.73	4.5	$1,343
Granted	3	152.59
Converted	(3)	61.49
Cancelled	(4)	144.01
Outstanding at December 30, 2014	29	$144.63	4.0	$885
Convertible at December 30, 2014	5	$92.43	2.0	$410

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2014 of $174.87 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 30, 2014 have a conversion price ranging from $75.80 to $192.65 and are expected to be recognized over a weighted-average period of approximately 4.0 years.

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
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Fair value per option awards	$46.01	$55.63	$53.18
Assumptions:
Expected term (years)	5	5	5
Expected volatility	28.8%	36.5%	40.3%
Risk-free interest rate	1.6%	1.3%	0.8%
Dividend yield	0.0%	0.0%	0.0%

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
1992 Employee Stock Purchase Plan
In May 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the “ESPP”). The ESPP was subsequently amended in years prior to fiscal 2014 to increase the number of shares of the Company's Class A common stock authorized for issuance to 950,000. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 23,000, 20,000, and 19,000 shares purchased with a weighted-average fair value of purchase rights of $24.71, $25.01, and $22.68 during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. For fiscal 2014, fiscal 2013, and fiscal 2012, the Company recognized expense of approximately $0.6 million, $0.5 million, and $0.5 million in each of the respective years related to stock purchase plan discounts. Effective June 5, 2014, the Plan was amended to further increase the number of the Company’s Class A common stock shares authorized for issuance to 1,050,000. Cumulatively,

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

there were approximately 901,000 shares issued under this plan as of December 30, 2014, 878,000 shares issued under this plan as of December 31, 2013, and 858,000 shares issued under this plan as of December 25, 2012.

17. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first three percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after five years. The Company contributed $2.2 million, $2.0 million, and $1.8 million to the Plan in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Revenues:
Company bakery-cafe operations	$2,230,370	$2,108,908	$1,879,280
Franchise operations	123,686	112,641	102,076
Fresh dough and other product operations	370,004	347,922	312,308
Intercompany sales eliminations	(194,865)	(184,469)	(163,607)
Total revenues	$2,529,195	$2,385,002	$2,130,057
Segment profit:
Company bakery-cafe operations	$400,261	$413,474	$380,432
Franchise operations	117,770	106,395	95,420
Fresh dough and other product operations	22,872	21,293	17,695
Total segment profit	$540,903	$541,162	$493,547

Depreciation and amortization	$124,109	$106,523	$90,939
Unallocated general and administrative expenses	132,144	117,089	111,276
Pre-opening expenses	8,707	7,794	8,462
Interest expense	1,824	1,053	1,082
Other (income) expense, net	(3,175)	(4,017)	(1,208)
Income before income taxes	$277,294	$312,720	$282,996
Depreciation and amortization:
Company bakery-cafe operations	$103,239	$90,872	$78,198
Fresh dough and other product operations	8,613	8,239	6,793
Corporate administration	12,257	7,412	5,948
Total depreciation and amortization	$124,109	$106,523	$90,939
Capital expenditures:
Company bakery-cafe operations	$167,856	$153,584	$122,868
Fresh dough and other product operations	12,178	11,461	13,434
Corporate administration	44,183	26,965	16,026
Total capital expenditures	$224,217	$192,010	$152,328

	December 30, 2014	December 31, 2013
Segment assets:
Company bakery-cafe operations	$953,896	$867,093
Franchise operations	13,145	10,156
Fresh dough and other product operations	65,219	62,854
Total segment assets	$1,032,260	$940,103

Unallocated cash and cash equivalents	$196,493	$125,245
Unallocated trade and other accounts receivable	3,104	2,281
Unallocated property and equipment	84,224	53,587
Unallocated deposits and other	3,791	3,865
Other unallocated assets	71,030	55,781
Total assets	$1,390,902	$1,180,862

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

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Amounts used for basic and diluted per share calculations:
Net income	$179,293	$196,169	$173,448

Weighted average number of shares outstanding — basic	26,881	28,629	29,217
Effect of dilutive stock-based employee compensation awards	118	165	238
Weighted average number of shares outstanding — diluted	26,999	28,794	29,455

Earnings per common share:
Basic	$6.67	$6.85	$5.94
Diluted	$6.64	$6.81	$5.89

For each of fiscal 2014, fiscal 2013, and fiscal 2012, weighted-average outstanding stock options, restricted stock and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

20. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the periods indicated (in thousands):

	For the fiscal year ended
	December 30, 2014	December 31, 2013	December 25, 2012
Cash paid during the year for:
Interest	$773	$253	$370
Income taxes	91,187	104,072	90,054
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$15,479	$16,194	$6,019
Accrued purchase price of North Carolina acquisition	—	—	3,601
Accrued purchase price of Florida acquisition	—	270	—
Investment in municipal industrial revenue bonds	(186)	(186)	(186)
Asset retirement obligations	9,341	664	2,885
Capital lease obligations	—	—	3,481

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2014 - quarters ended (1)
	April 1	July 1	September 30	December 30
Revenues	$605,753	$631,055	$619,890	$672,497
Operating profit	67,005	73,942	57,959	77,037
Net income	42,395	49,192	39,214	48,492
Earnings per common share:
Basic	$1.55	$1.83	$1.47	$1.82
Diluted	$1.55	$1.82	$1.46	$1.82

	Fiscal 2013 - quarters ended (1)
	March 26	June 25	September 24	December 31
Revenues	$561,779	$589,011	$572,480	$661,732
Operating profit	76,305	83,435	64,569	85,447
Net income	48,117	51,042	42,762	54,248
Earnings per common share:
Basic	$1.65	$1.75	$1.49	$1.97
Diluted	$1.64	$1.74	$1.48	$1.96

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.

The fiscal year ended December 31, 2013 had 53 weeks. As a result, the quarterly financial data for the fiscal fourth quarter 2013 reflects 14 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2014. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 30, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) All Financial Statements:
Consolidated financial statements filed as part of this report are listed under Item 8: "Financial Statements and Supplementary Data".

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Self-insurance reserves:
Fiscal year ended December 25, 2012	$23,629	$41,807	$(36,533)	$28,903
Fiscal year ended December 31, 2013	$28,903	$46,930	$(44,288)	$31,545
Fiscal year ended December 30, 2014	$31,545	$50,729	$(49,715)	$32,559

Deferred tax assets, valuation allowance:
Fiscal year ended December 25, 2012	$—	$1,761	$—	$1,761
Fiscal year ended December 31, 2013	$1,761	$1,412	$—	$3,173
Fiscal year ended December 30, 2014	$3,173	$1,452	$—	$4,625
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Chief Executive Officer	February 20, 2015
Ronald M. Shaich	(Principal Executive Officer)

/s/ WILLIAM W. MORETON	Executive Vice Chairman, Chief Financial Officer	February 20, 2015
William W. Moreton	(Principal Financial Officer)

/s/ MARK D. WOOLDRIDGE	VP, Controller, Chief Accounting Officer	February 20, 2015
Mark D. Wooldridge	(Principal Accounting Officer)

/s/ DOMENIC COLASACCO	Director	February 20, 2015
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 20, 2015
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 20, 2015
Larry J. Franklin

/s/ DIANE HESSAN	Director	February 20, 2015
Diane Hessan

/s/ THOMAS E. LYNCH	Director	February 20, 2015
Thomas E. Lynch

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of the Registrant, as amended and restated through June 7, 2002 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 13, 2002 (File No. 0-19253), as filed with the Commission on August 26, 2002 and incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2011 and incorporated herein by reference).

3.3
Second Amended and Restated Bylaws of the Registrant, as amended through March 9, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on March 15, 2012 and incorporated herein by reference).

10.1
Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 22, 2014 (File No. 0-19253), as filed with the Commission on April 22, 2014 and incorporated herein by reference.†

10.2
Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3
1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4
2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5
Amended and Restated 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.6
2006 Stock Incentive Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference).†

10.7
Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.8
Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.10
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference).†

10.11
Form of Stock Settled Appreciation Rights Agreement under the 2005 Long-Term Incentive Program (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.12
Employment Letter between the Registrant and Mark Borland (filed as Exhibit 10.6.17 to the Registrant’s
Quarterly Report on Form 10-Q for the period ended October 5, 2002 (File No. 0-19253), as filed with the
Commission on November 18, 2002 and incorporated herein by reference).†

10.13
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

Exhibit Number	Description
10.14
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).†

10.15
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Executive and Senior Vice Presidents (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-19253), as filed with the Commission on February 20, 2014 and incorporated herein by reference).†

10.16
Credit Agreement dated as of November 30, 2012 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 4, 2012 and incorporated herein by reference).

10.17
Term Loan Agreement, dated as of June 11, 2014 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on June 12, 2014 and incorporated herein by reference).

10.18
Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Reality Limited Partnership, and Panera, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.19
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