Form 10-Q
period 2015-03-31
PANERA BREAD CO
filed 2015-04-29
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 28, 2015, the registrant had 25,320,196 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	March 31, 2015	December 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$201,531	$196,493
Trade accounts receivable, net	36,085	36,584
Other accounts receivable	15,977	70,069
Inventories	19,744	22,811
Prepaid expenses and other	52,755	51,588
Deferred income taxes	32,372	28,621
Assets held for sale	53,749	—
Total current assets	412,213	406,166
Property and equipment, net	733,820	787,294
Other assets:
Goodwill	120,778	120,778
Other intangible assets, net	68,755	70,940
Deposits and other	5,564	5,724
Total other assets	195,097	197,442
Total assets	$1,341,130	$1,390,902
LIABILITIES
Current liabilities:
Accounts payable	$19,238	$19,511
Accrued expenses	305,912	333,201
Liabilities associated with assets held for sale	8,063	—
Total current liabilities	333,213	352,712
Long-term debt	100,000	100,000
Deferred rent	61,594	67,390
Deferred income taxes	47,961	76,589
Other long-term liabilities	51,635	58,027
Total liabilities	594,403	654,718
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,729,853 issued and 25,312,843 outstanding at March 31, 2015; 30,703,472 issued and 25,442,728 outstanding at December 30, 2014	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at March 31, 2015; 1,381,865 issued and outstanding at December 30, 2014	—	—
Treasury stock, carried at cost; 5,417,010 shares at March 31, 2015 and 5,260,744 shares at December 30, 2014	(731,212)	(706,073)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at March 31, 2015 and December 30, 2014	—	—
Additional paid-in capital	219,284	214,437
Accumulated other comprehensive loss	(2,385)	(1,360)
Retained earnings	1,261,037	1,229,177
Total stockholders’ equity	746,727	736,184
Total liabilities and stockholders’ equity	$1,341,130	$1,390,902

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Revenues:
Bakery-cafe sales, net	$573,676	$535,549
Franchise royalties and fees	32,393	28,892
Fresh dough and other product sales to franchisees	42,435	40,896
Total revenues	$648,504	$605,337
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$173,657	$158,894
Labor	181,537	162,463
Occupancy	42,856	39,251
Other operating expenses	80,737	75,817
Total bakery-cafe expenses	478,787	436,425
Fresh dough and other product cost of sales to franchisees	36,266	35,634
Depreciation and amortization	33,947	29,442
General and administrative expenses	37,767	35,007
Pre-opening expenses	1,649	1,824
Refranchising loss	8,891	—
Total costs and expenses	597,307	538,332
Operating profit	51,197	67,005
Interest expense	486	623
Other (income) expense, net	(184)	(1,212)
Income before income taxes	50,895	67,594
Income taxes	19,035	25,199
Net income	$31,860	$42,395

Earnings per common share:
Basic	$1.20	$1.55
Diluted	$1.20	$1.55

Weighted average shares of common and common equivalent shares outstanding:
Basic	26,478	27,269
Diluted	26,569	27,405

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(1,025)	$(394)
Other comprehensive loss	$(1,025)	$(394)
Comprehensive income	$30,835	$42,001

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Cash flows from operating activities:
Net income	$31,860	$42,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,947	29,442
Stock-based compensation expense	4,046	3,139
Tax benefit from stock-based compensation	(28)	(351)
Deferred income taxes	(32,379)	(16,325)
Refranchising loss	8,891	—
Other	458	297
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	54,290	37,414
Inventories	1,676	2,688
Prepaid expenses and other	(1,167)	3,479
Deposits and other	160	(94)
Accounts payable	(273)	9,632
Accrued expenses	(25,059)	(39,096)
Deferred rent	772	(2,496)
Other long-term liabilities	(5,176)	(5,679)
Net cash provided by operating activities	72,018	64,445
Cash flows from investing activities:
Additions to property and equipment	(49,574)	(42,301)
Proceeds from refranchising	3,218	—
Proceeds from sale-leaseback transactions	2,161	2,709
Proceeds from sale of property and equipment	1,553	—
Net cash used in investing activities	(42,642)	(39,592)
Cash flows from financing activities:
Repurchase of common stock	(25,139)	(50,300)
Exercise of employee stock options	—	190
Tax benefit from stock-based compensation	28	351
Proceeds from issuance of common stock under employee benefit plans	773	748
Net cash used in financing activities	(24,338)	(49,011)
Net increase (decrease) in cash and cash equivalents	5,038	(24,158)
Cash and cash equivalents at beginning of period	196,493	125,245
Cash and cash equivalents at end of period	$201,531	$101,087

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 30, 2014 (“fiscal 2014”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014, as filed with the SEC on February 20, 2015. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 30, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. This update was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material effect on the Company’s consolidated financial statements or related disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect of the standard but its adoption is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Note 2. Divestitures

Refranchising Initiative

In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes by December 29, 2015, the end of fiscal 2015. As of March 31, 2015, the Company classified as held for sale the assets and certain liabilities of 73 Company-owned bakery-cafes the Company expects to sell during the next 12 months. During the thirteen weeks ended March 31, 2015, the Company recorded a loss on assets held for sale of $7.6 million.  The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The Company also recognized impairment losses of $3.8 million during the thirteen weeks ended March 31, 2015 related to certain under-performing bakery-cafes in one of the markets for which the Company has signed letters of intent, which have been excluded from the proposed sale. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale as of March 31, 2015 (in thousands):

March 31, 2015
Inventories	$1,391
Property and equipment, net	52,358
Assets held for sale	$53,749

Deferred rent	$6,756
Asset retirement obligation	1,307
Liabilities associated with assets held for sale	$8,063

Assets held for sale were valued using Level 3 inputs, representing information obtained from signed letters of intent.  Costs to sell are considered in the estimates of fair value for those assets included in Assets held for sale on our Consolidated Balance Sheets.

On March 3, 2015, the Company sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.5 million.

The aforementioned loss on assets held for sale, impairment charges and gain on sale have been aggregated in a single caption entitled “Refranchising loss” in the Consolidated Statements of Comprehensive Income for the thirteen weeks ended March 31, 2015.

Note 3. Fair Value Measurements

The Company’s cash equivalents of $94.5 million and $92.3 million at March 31, 2015 and December 30, 2014, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2015	December 30, 2014
Food:
Fresh dough facilities:
Raw materials	$3,127	$3,413
Finished goods	543	460
Bakery-cafes:
Raw materials	12,956	15,152
Paper goods	3,118	3,786
Total	$19,744	$22,811

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 30, 2014
Unredeemed gift cards, net	$84,629	$105,576
Capital expenditures	54,757	56,808
Insurance	34,905	32,559
Compensation and related employment taxes	33,608	59,442
Advertising	21,530	10,147
Taxes, other than income taxes	20,641	21,068
Income taxes payable	9,768	—
Fresh dough and other product operations	9,365	6,812
Occupancy costs	6,873	7,263
Utilities	5,766	5,527
Deferred revenue	4,984	5,291
Loyalty program	2,644	2,525
Other	16,442	20,183
Total	$305,912	$333,201

Note 6. Debt

On June 11, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan (the "Term Loan") in the amount of $100 million that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the Term Loan Agreement. The Term Loan bears interest at a rate equal to, at the Company's option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the Term Loan. The debt issuance costs are being amortized to expense over the term of the Term Loan. The weighted-average interest rate of the Term Loan, excluding the amortization of debt issuance costs, was 1.17 percent for the thirteen weeks ended March 31, 2015. As of March 31, 2015, the carrying amount of the Term Loan approximates fair value as the interest rate on the Term Loan approximates current market rates (Level 2 inputs).

On November 30, 2012, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of March 31, 2015 and December 30, 2014, the Company had no loans outstanding under the Credit Agreement.

Both the Term Loan Agreement and the Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, the Term Loan Agreement and the Credit Agreement contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of March 31, 2015, the Company was in compliance with all covenant requirements in the Term Loan Agreement and the Credit Agreement.

Note 7. Share Repurchase Authorization

On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2014 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. During the thirteen weeks ended March 31, 2015, we repurchased 155,401 shares under the 2014 repurchase authorization, at an average price of $160.84 per share, for an aggregate purchase price of approximately $25.0 million.

As of March 31, 2015, the Company has repurchased a total of 582,922 shares of our Class A common stock under this repurchase program, at a weighted-average price of $157.13 per share, for an aggregate purchase price of approximately $91.6 million. There was approximately $508.4 million available under the 2014 repurchase authorization as of March 31, 2015. On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million.

Note 8. Commitments and Contingencies

Lease Obligations

As of March 31, 2015, the Company has guaranteed the operating leases of 18 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from April 30, 2015 to September 30, 2027 and potential future rental payments of approximately $15.9 million as of March 31, 2015. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

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

In addition to the legal matter described above, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.

Other

The Company is subject to ongoing federal and state income tax audits and sales and use tax audits. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these audits, or one or more audits under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect the Company's consolidated financial position and results of operations. The Company believes reserves for these matters are adequately provided for in its consolidated financial statements.

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

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Panera Bread or Paradise Bakery & Cafe names and also monitors the operations of these bakery-cafes. Under the terms of most of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Panera Bread or Paradise Bakery & Cafe names.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Revenues:
Company bakery-cafe operations	$573,676	$535,549
Franchise operations	32,393	28,892
Fresh dough and other product operations	90,124	86,525
Intercompany sales eliminations	(47,689)	(45,629)
Total revenues	$648,504	$605,337
Segment profit:
Company bakery-cafe operations	$85,998	$99,124
Franchise operations	31,079	27,457
Fresh dough and other product operations	6,169	5,262
Total segment profit	$123,246	$131,843

Depreciation and amortization	$33,947	$29,442
Unallocated general and administrative expenses	36,453	33,572
Pre-opening expenses	1,649	1,824
Interest expense	486	623
Other (income) expense, net	(184)	(1,212)
Income before income taxes	$50,895	$67,594
Depreciation and amortization:
Company bakery-cafe operations	$27,335	$24,783
Fresh dough and other product operations	2,309	2,057
Corporate administration	4,303	2,602
Total depreciation and amortization	$33,947	$29,442
Capital expenditures:
Company bakery-cafe operations	$35,518	$30,284
Fresh dough and other product operations	994	2,830
Corporate administration	13,062	9,187
Total capital expenditures	$49,574	$42,301

	March 31, 2015	December 30, 2014
Segment assets:
Company bakery-cafe operations	$925,244	$953,896
Franchise operations	9,966	13,145
Fresh dough and other product operations	67,029	65,219
Total segment assets	$1,002,239	$1,032,260

Unallocated cash and cash equivalents	$201,531	$196,493
Unallocated trade and other accounts receivable	2,129	3,104
Unallocated property and equipment	90,431	84,224
Unallocated deposits and other	3,657	3,791
Other unallocated assets	41,143	71,030
Total assets	$1,341,130	$1,390,902

“Unallocated cash and cash equivalents” relates primarily to corporate cash and cash equivalents, “unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to current and deferred income taxes.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Amounts used for basic and diluted per share calculations:
Net income	$31,860	$42,395

Weighted average number of shares outstanding — basic	26,478	27,269
Effect of dilutive stock-based employee compensation awards	91	136
Weighted average number of shares outstanding — diluted	26,569	27,405

Earnings per common share:
Basic	$1.20	$1.55
Diluted	$1.20	$1.55

For the thirteen weeks ended March 31, 2015 and April 1, 2014, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares, respectively, were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our intention to repurchase shares from time to time under the share repurchase program and the source of funding of such repurchases, our refranchising activities, our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 30, 2014 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Executive Summary of Results

For the thirteen weeks ended March 31, 2015, we earned $1.20 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 0.7 percent (growth of 1.5 percent for Company-owned bakery-cafes and decline of 0.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.2 percent to $47,039 ($47,478 for Company-owned bakery-cafes and $46,614 for franchise-operated bakery-cafes); 25 new bakery-cafes opened system-wide (11 Company-owned bakery-cafes and 14 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes). Included in diluted earnings per share for the thirteen weeks ended March 31, 2015 were charges related to our refranchising initiative of $8.9 million, or $0.21 per diluted share, as described further in Note 2 in the accompanying consolidated financial statements.

For the thirteen weeks ended April 1, 2014, we earned $1.55 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales on a calendar basis increased 0.1 percent (growth of 0.1 percent for both Company-owned and franchise-operated bakery-cafes); system-wide average weekly net sales decreased 0.1 percent to $46,925 ($47,142 for Company-owned bakery-cafes and $46,717 for franchise-operated bakery-cafes); 27 new bakery-cafes opened system-wide (16 Company-owned bakery-cafes and 11 franchise-operated bakery-cafes); and four bakery-cafes closed system-wide (two Company-owned bakery-cafes and two franchise-operated bakery-cafes).

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Revenues:
Bakery-cafe sales, net	88.5%	88.5%
Franchise royalties and fees	5.0	4.8
Fresh dough and other product sales to franchisees	6.5	6.8
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.3%	29.7%
Labor	31.6	30.3
Occupancy	7.5	7.3
Other operating expenses	14.1	14.2
Total bakery-cafe expenses	83.5	81.5
Fresh dough and other product cost of sales to franchisees (2)	85.5	87.1
Depreciation and amortization	5.2	4.9
General and administrative expenses	5.8	5.8
Pre-opening expenses	0.3	0.3
Refranchising loss	1.4	—
Total costs and expenses	92.1	88.9
Operating profit	7.9	11.1
Interest expense	0.1	0.1
Other (income) expense, net	—	(0.2)
Income before income taxes	7.8	11.2
Income taxes	2.9	4.2
Net income	4.9%	7.0%
Other comprehensive loss	(0.2)	(0.1)
Comprehensive income	4.8%	6.9%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Number of bakery-cafes:
Company-owned:
Beginning of period	925	867
Bakery-cafes opened	11	16
Bakery-cafes closed	(2)	(2)
Bakery-cafes refranchised (1)	(1)	—
End of period	933	881
Franchise-operated:
Beginning of period	955	910
Bakery-cafes opened	14	11
Bakery-cafes closed	(2)	(2)
Bakery-cafes refranchised (1)	1	—
End of period	968	919
System-wide:
Beginning of period	1,880	1,777
Bakery-cafes opened	25	27
Bakery-cafes closed	(4)	(4)
End of period (2)	1,901	1,800

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee.
(2) Excluded from the number of total bakery-cafes were 29 and seven catering-only units, referred to as delivery hubs, as of the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively.

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014 (1)
Company-owned	1.5%	0.1%
Franchise-operated	(0.1)%	0.1%
System-wide	0.7%	0.1%

(1) Comparable net bakery-cafe sales for the thirteen weeks ended April 1, 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Price	1.3%	1.7%
Mix	0.1%	1.2%
Average check	1.4%	2.9%

Transactions	0.1%	(2.8)%
Company-owned comparable net bakery-cafe sales growth	1.5%	0.1%

Price growth year-over-year during the thirteen weeks ended March 31, 2015 was modest, generally due to our decision to take minimal price increases. Mix increased slightly during the thirteen weeks ended March 31, 2015 due to modest mix growth, partially offset by slower catering sales growth. Transaction growth was modest during the thirteen weeks ended March 31, 2015 as momentum from our strategic initiatives was partially muted by severe weather.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Bakery-cafe sales, net	$573,676	$535,549	7.1%
Franchise royalties and fees	32,393	28,892	12.1%
Fresh dough and other product sales to franchisees	42,435	40,896	3.8%
Total revenues	$648,504	$605,337	7.1%

System-wide average weekly net sales	$47,039	$46,925	0.2%

The growth in total revenues for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily due to the opening of 112 new bakery-cafes system-wide since April 1, 2014, partially offset by the closure of 11 bakery-cafes system-wide since April 1, 2014.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Bakery-cafe sales, net	$573,676	$535,549	7.1%
As a percentage of total revenues	88.5%	88.5%

Company-owned average weekly net sales	$47,478	$47,142	0.7%
Company-owned number of operating weeks	12,083	11,360	6.4%

The increase in net bakery-cafe sales for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily due to the opening of 60 new Company-owned bakery-cafes since April 1, 2014, partially offset by the closure of seven Company-owned bakery-cafes since April 1, 2014.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Franchise royalties	$30,894	$28,479	8.5%
Franchise fees	1,499	413	263.0%
Total	$32,393	$28,892	12.1%
As a percentage of total revenues	5.0%	4.8%

Franchise-operated average weekly net sales	$46,614	$46,717	(0.2)%
Franchise-operated number of operating weeks	12,486	11,862	5.3%

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily due to the opening of 52 franchise-operated bakery-cafes since April 1, 2014 and increased information technology fees, partially offset by the closure of four franchise-operated bakery-cafes since April 1, 2014.

As of March 31, 2015, there were 968 franchise-operated bakery-cafes open and we had received commitments to open 97 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Fresh dough and other product sales to franchisees	$42,435	$40,896	3.8%
As a percentage of total revenues	6.5%	6.8%

The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily due to the opening of 52 franchise-operated bakery-cafes since April 1, 2014, partially offset by the closure of four franchise-operated bakery-cafes since April 1, 2014.

Costs and Expenses

Cost of food and paper products

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Cost of food and paper products	$173,657	$158,894	9.3%
As a percentage of bakery-cafe sales, net	30.3%	29.7%

The increase in cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily due to food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended March 31, 2015, there was an average of 82 bakery-cafes per fresh dough facility, compared to an average of 78 for the thirteen weeks ended April 1, 2014.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Labor expense	$181,537	$162,463	11.7%
As a percentage of bakery-cafe sales, net	31.6%	30.3%

The increase in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily a result of increased labor supporting ongoing operational initiatives and wage inflation.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Occupancy	$42,856	$39,251	9.2%
As a percentage of bakery-cafe sales, net	7.5%	7.3%

The increase in occupancy costs as a percentage of net bakery-cafe sales for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily a result of modestly higher common area maintenance costs.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Other operating expenses	$80,737	$75,817	6.5%
As a percentage of bakery-cafe sales, net	14.1%	14.2%

The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily a result of lower marketing expense, partially offset by higher controllable expenses.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Fresh dough and other product cost of sales to franchisees	$36,266	$35,634	1.8%
As a percentage of fresh dough and other product sales to franchisees	85.5%	87.1%

The decrease in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily the result of lower wheat and distribution costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
Depreciation and amortization	$33,947	$29,442	15.3%
As a percentage of total revenues	5.2%	4.9%

The increase in depreciation and amortization as a percentage of total revenues for the thirteen weeks ended March 31, 2015 compared to the same period in fiscal 2014 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 31, 2015	April 1, 2014	Change
General and administrative expenses	$37,767	$35,007	7.9%
As a percentage of total revenues	5.8%	5.8%

General and administrative expenses as a percentage of total revenues for the thirteen weeks ended March 31, 2015 remained consistent compared to the same period in fiscal 2014 as lower compensation expense offset continued investments in strategic initiatives.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes by December 29, 2015, the end of fiscal 2015. As of March 31, 2015, we classified as held for sale the assets and certain liabilities of 73 bakery-cafes we expect to sell during the next 12 months. During the thirteen weeks ended March 31, 2015, we recorded a loss on assets held for sale of $7.6 million. We also recognized impairment losses of $3.8 million during the thirteen weeks ended March 31, 2015 related to certain under-performing bakery-cafes in one of the markets for which we have signed letters of intent, which have been excluded from the proposed sale. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.5 million.

Other (income) expense, net

Other (income) expense, net was $0.2 million of income for the thirteen weeks ended March 31, 2015 compared to $1.2 million of income for the thirteen weeks ended April 1, 2014. Other (income) expense, net for both the thirteen weeks ended March 31, 2015 and April 1, 2014 was comprised of immaterial items.

Liquidity and Capital Resources

Cash and cash equivalents were $201.5 million as of March 31, 2015 compared to $196.5 million as of December 30, 2014. This $5.0 million increase was primarily a result of cash generated from operations during the thirteen weeks ended March 31, 2015 of $72.0 million and proceeds from refranchising, sale-leaseback transactions, and the sale of property and equipment totaling $7.0 million, partially offset by capital expenditures of $49.6 million and the use of $25.1 million to repurchase shares of our Class A common stock. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

Excluding assets held for sale and liabilities associated with assets held for sale, we had positive working capital of $33.3 million as of March 31, 2015 compared to positive working capital of $53.5 million as of December 30, 2014. The decrease in working capital resulted primarily from a decrease in trade and other accounts receivable of $54.6 million, partially offset by a decrease in accrued expenses of $27.3 million and the previously described increase in cash and cash equivalents of $5.0 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We also expect to incur up to $500 million of new debt in fiscal 2015 to finance increased share repurchase activity. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
Cash provided by (used in):
Operating activities	$72,018	$64,445
Investing activities	(42,642)	(39,592)
Financing activities	(24,338)	(49,011)
Net increase (decrease) in cash and cash equivalents	$5,038	$(24,158)

Operating Activities

Cash provided by operating activities was $72.0 million and $64.4 million for the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirteen weeks ended March 31, 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, and a decrease in trade and other accounts receivable, partially offset by a decrease in the net deferred income tax liability and accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments and the absence of bonus depreciation in fiscal 2015. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and the timing of employee compensation payments. The decrease in the net deferred income tax liability relates primarily to the absence of bonus depreciation in fiscal 2015.

Cash provided by operating activities for the thirteen weeks ended April 1, 2014 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments. The decrease in accrued expenses was primarily due to the timing of employee compensation payments and a decrease in the balance of outstanding gift cards.

Investing Activities

Cash used in investing activities was $42.6 million and $39.6 million for the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale of property and equipment, and the sale and leaseback of bakery-cafes.

Capital Expenditures

Capital expenditures are the largest ongoing component of our investing activities. New and existing bakery-cafe expenditures include costs related to the opening of bakery-cafes and delivery hubs, to remodel and maintain bakery-cafes, and to upgrade systems and equipment in bakery-cafes. Fresh dough facility expenditures include costs related to the opening of new fresh dough facilities and costs to expand, remodel and maintain existing facilities. Support center expenditures primarily include investments in technology infrastructure to create the capabilities needed to support ongoing operational initiatives and costs related to enterprise systems and other capital needs. Capital expenditures, for the periods indicated, were as follows (in thousands):

	For the 13 Weeks Ended
	March 31, 2015	April 1, 2014
New bakery-cafes	$27,881	$16,806
Existing bakery-cafes	7,637	13,478
Fresh dough facilities	994	2,830
Support centers	13,062	9,187
Total	$49,574	$42,301

Our capital requirements have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the extent of operational initiatives. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short- and long-term future. We continue to anticipate $225 million to $250 million of capital expenditures in fiscal 2015, including the opening of approximately 10 Company-owned delivery hubs, approximately 55 to 65 Company-owned bakery-cafes, and the conversion of approximately 300 Company-owned bakery-cafes to Panera 2.0, which is intended to enhance the experience for both our dine-in and to-go guests. We also expect to refranchise 50 to 150 bakery-cafes by the end of fiscal 2015.

Financing Activities

Cash used in financing activities was $24.3 million and $49.0 million for the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively. Financing activities for the thirteen weeks ended March 31, 2015 and April 1, 2014 consisted primarily of $25.1 million and $50.3 million, respectively, used to repurchase shares of our Class A common stock.

Share Repurchases
On August 23, 2012, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. During the thirteen weeks ended April 1, 2014, we repurchased 271,412 shares under the 2012 repurchase authorization, at an average price of $184.22 per share, for an aggregate purchase price of approximately $50.0 million. On June 5, 2014, our Board of Directors terminated this repurchase authorization.

On June 5, 2014, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. During the thirteen weeks ended March 31, 2015, we repurchased 155,401 shares under the 2014 repurchase authorization, at an average price of $160.84 per share, for an aggregate purchase price of approximately $25.0 million. As of March 31, 2015, we had repurchased a total of 582,922 shares of our Class A common stock under this repurchase program, at a weighted-average price of $157.13 per share, for an aggregate purchase price of approximately $91.6 million. There was approximately $508.4 million available under the 2014 repurchase authorization as of March 31, 2015. On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. We expect to repurchase $500 million of shares within the next twelve months and to finance these repurchases through a combination of cash on hand, cash provided by operating activities, and up to $500 million of new debt. The Company also expects to use the proceeds from the refranchising initiative to repurchase shares. These repurchases would be incremental to the $500 million of planned repurchases.

Term Loan

On June 11, 2014, we entered into a term loan agreement, or the Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The Term Loan Agreement provides for an unsecured term loan, or the Term Loan, in the amount of $100 million that bears interest at a rate equal to, at our option, (1) LIBOR plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) LIBOR plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. The Term Loan Agreement also allows us from time to time to request that the Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions. The Term Loan Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the Term Loan Agreement. As of March 31, 2015, we were, and expect to remain, in compliance with all covenant requirements under the Term Loan Agreement.

Credit Facility

On November 30, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The Credit Agreement provides for an unsecured revolving credit facility of $250 million and provides that we may select interest rates under the credit facility equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 2.00 percent depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the higher of Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 1.00 percent depending on our consolidated leverage ratio). Our obligations under the credit facility are guaranteed by certain of our direct and indirect subsidiaries. The Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. The Credit Agreement contains various financial covenants that, among other things, require us to maintain certain leverage and fixed charge coverage ratios. The credit facility will become due on November 30, 2017, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the Credit Agreement. We expect to use the proceeds from the credit facility for general corporate purposes. As of March 31, 2015, we had no balance outstanding under the Credit Agreement and we were, and expect to remain, in compliance with all covenant requirements under the Credit Agreement.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and the impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 30, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we have guaranteed the operating leases of 18 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from April 30, 2015 to September 30, 2027 and potential future rental payments of approximately $15.9 million as of March 31, 2015. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. This update was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material effect on our consolidated financial statements or related disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management to evaluate whether there is substantial doubt about our ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect of the standard but its adoption is not expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the legal matter described above, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, as filed with the SEC on February 20, 2015, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 31, 2015, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2014 - January 27, 2015	—	$—	—	$533,402,343
January 28, 2015 - March 3, 2015	38,483	$161.10	38,400	$527,216,152
March 4, 2015 - March 31, 2015	117,783	$160.76	117,001	$508,407,090
Total	156,266	$160.84	155,401

(1)
Includes 865 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Share repurchase authorization of up to $600 million of our Class A common stock approved by the Board of Directors and announced on June 5, 2014, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The share repurchase authorization may be modified, suspended or discontinued by our Board of Directors at any time. On April 15, 2015, our Board of Directors approved an increase of the share repurchase authorization to $750 million.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	April 29, 2015	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 29, 2015	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	April 29, 2015	By:	/s/ MARK D. WOOLDRIDGE
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