Form 10-Q
period 2015-06-30
PANERA BREAD CO
filed 2015-07-29
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 28, 2015, the registrant had 24,410,893 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	June 30, 2015	December 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$124,816	$196,493
Trade accounts receivable, net	37,758	36,584
Other accounts receivable	19,784	70,069
Inventories	20,067	22,811
Prepaid expenses and other	50,240	51,588
Deferred income taxes	35,116	28,621
Assets held for sale	60,588	—
Total current assets	348,369	406,166
Property and equipment, net	746,797	787,294
Other assets:
Goodwill	118,907	120,778
Other intangible assets, net	66,573	70,940
Deposits and other	5,148	5,508
Total other assets	190,628	197,226
Total assets	$1,285,794	$1,390,686
LIABILITIES
Current liabilities:
Accounts payable	$36,266	$19,511
Accrued expenses	304,050	333,201
Liabilities associated with assets held for sale	8,571	—
Total current liabilities	348,887	352,712
Long-term debt	99,809	99,784
Deferred rent	62,810	67,390
Deferred income taxes	54,435	76,589
Other long-term liabilities	51,482	58,027
Total liabilities	617,423	654,502
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,751,819 issued and 24,654,175 outstanding at June 30, 2015; 30,703,472 issued and 25,442,728 outstanding at December 30, 2014	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at June 30, 2015; 1,381,865 issued and outstanding at December 30, 2014	—	—
Treasury stock, carried at cost; 6,097,644 shares at June 30, 2015 and 5,260,744 shares at December 30, 2014	(856,258)	(706,073)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at June 30, 2015 and December 30, 2014	—	—
Additional paid-in capital	223,723	214,437
Accumulated other comprehensive income (loss)	(2,063)	(1,360)
Retained earnings	1,302,966	1,229,177
Total stockholders’ equity	668,371	736,184
Total liabilities and stockholders’ equity	$1,285,794	$1,390,686

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenues:
Bakery-cafe sales, net	$598,124	$555,645	$1,171,800	$1,091,194
Franchise royalties and fees	32,819	30,057	65,212	59,365
Fresh dough and other product sales to franchisees	45,714	45,353	88,149	86,249
Total revenues	$676,657	$631,055	$1,325,161	$1,236,808
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$182,924	$168,187	$356,581	$327,081
Labor	189,489	168,210	371,026	330,673
Occupancy	43,392	39,237	86,248	78,488
Other operating expenses	88,707	78,714	169,444	154,531
Total bakery-cafe expenses	504,512	454,348	983,299	890,773
Fresh dough and other product cost of sales to franchisees	40,252	39,108	76,518	74,742
Depreciation and amortization	32,335	30,052	66,282	59,494
General and administrative expenses	28,173	32,229	65,940	67,652
Pre-opening expenses	2,306	1,376	3,955	3,200
Refranchising loss	667	—	9,558	—
Total costs and expenses	608,245	557,113	1,205,552	1,095,861
Operating profit	68,412	73,942	119,609	140,947
Interest expense	417	301	903	924
Other (income) expense, net	1,187	(4,003)	1,003	(5,215)
Income before income taxes	66,808	77,644	117,703	145,238
Income taxes	24,879	28,452	43,914	53,651
Net income	$41,929	$49,192	$73,789	$91,587

Earnings per common share:
Basic	$1.60	$1.83	$2.80	$3.38
Diluted	$1.60	$1.82	$2.79	$3.36

Weighted average shares of common and common equivalent shares outstanding:
Basic	26,158	26,951	26,319	27,111
Diluted	26,275	27,086	26,423	27,247

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$322	$450	$(703)	$56
Other comprehensive income (loss)	$322	$450	$(703)	$56
Comprehensive income	$42,251	$49,642	$73,086	$91,643

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 30, 2015	July 1, 2014
Cash flows from operating activities:
Net income	$73,789	$91,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,282	59,494
Stock-based compensation expense	7,482	5,997
Tax benefit from stock-based compensation	(43)	(415)
Deferred income taxes	(28,649)	(13,679)
Refranchising loss	9,558	—
Other	1,148	903
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	49,413	27,497
Inventories	1,264	1,801
Prepaid expenses and other	1,348	8,443
Deposits and other	360	197
Accounts payable	16,755	(3,432)
Accrued expenses	(25,718)	(26,304)
Deferred rent	1,878	(1,717)
Other long-term liabilities	(5,262)	(3,864)
Net cash provided by operating activities	169,605	146,508
Cash flows from investing activities:
Additions to property and equipment	(104,856)	(90,743)
Proceeds from refranchising	3,218	—
Proceeds from sale-leaseback transactions	7,184	2,709
Proceeds from sale of property and equipment	1,553	—
Net cash used in investing activities	(92,901)	(88,034)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	100,000
Capitalized debt issuance costs	—	(193)
Payment of deferred acquisition holdback	—	(270)
Repurchase of common stock	(150,185)	(100,338)
Exercise of employee stock options	—	263
Tax benefit from stock-based compensation	43	415
Proceeds from issuance of common stock under employee benefit plans	1,761	1,480
Net cash (used in) provided by financing activities	(148,381)	1,357
Net (decrease) increase in cash and cash equivalents	(71,677)	59,831
Cash and cash equivalents at beginning of period	196,493	125,245
Cash and cash equivalents at end of period	$124,816	$185,076

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 30, 2014 (“fiscal 2014”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014, as filed with the SEC on February 23, 2015. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 30, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 provides alternative methods of initial adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not before the original effective date. The FASB is expected to formally issue ASU 2014-09 during the third quarter of 2015. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The Company early adopted ASU 2015-03 during the thirteen weeks ended June 30, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $0.2 million as of both June 30, 2015 and December 30, 2014, from Deposits and other to Long-term debt on the Consolidated Balance Sheets. Adoption of this standard did not impact the Company's results of operations or cash flows in either the current or previous interim and annual reporting periods.

Note 2. Divestitures

Refranchising Initiative

In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes by December 29, 2015, the end of fiscal 2015. As of June 30, 2015, the Company classified as held for sale the assets and certain liabilities of 81 Company-owned bakery-cafes the Company expects to sell during the next 12 months. During the thirteen and twenty-six weeks ended June 30, 2015, the Company recorded losses on assets held for sale of $0.3 million and $7.9 million, respectively.  The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale as of June 30, 2015 (in thousands):

June 30, 2015
Inventories	$1,480
Property and equipment, net	57,237
Goodwill	1,871
Assets held for sale	$60,588

Deferred rent	$7,041
Asset retirement obligation	1,530
Liabilities associated with assets held for sale	$8,571

Assets held for sale were valued using Level 3 inputs, primarily representing information obtained from signed letters of intent.  Costs to sell are considered in the estimates of fair value for those assets included in Assets held for sale on our Consolidated Balance Sheets.

The following summarizes activity associated with the refranchising initiative recorded in the caption entitled "Refranchising loss" in the Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended June 30, 2015 (in thousands):

	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 30, 2015	June 30, 2015
Loss on assets held for sale	$317	$7,941
Impairment of long-lived assets	—	3,837
Other	350	350
Gain on sale of bakery-cafe	—	(2,570)
Refranchising loss	$667	$9,558

On March 3, 2015, the Company sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million. The Company recognized impairment losses of $3.8 million during the thirteen weeks ended March 31, 2015 related to certain under-performing bakery-cafes in one of the markets for which the Company had signed letters of intent, which were excluded from the proposed sale.

On July 14, 2015, the Company sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.1 million, with $2.0 million held in escrow for certain holdbacks. The holdbacks are primarily for certain indemnifications and expire on July 14, 2017, the two year anniversary of the transaction closing date, with any remaining amounts reverting to the Company. Assets and liabilities associated with these bakery-cafes were classified as held for sale as of June 30, 2015.

Note 3. Fair Value Measurements

The Company’s cash equivalents of $16.0 million and $92.3 million at June 30, 2015 and December 30, 2014, respectively, were carried at fair value in the Consolidated Balance Sheets based on quoted market prices for identical securities (Level 1 inputs).

Note 4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2015	December 30, 2014
Food:
Fresh dough facilities:
Raw materials	$3,295	$3,413
Finished goods	445	460
Bakery-cafes:
Raw materials	13,120	15,152
Paper goods	3,207	3,786
Total	$20,067	$22,811

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 30, 2014
Unredeemed gift cards, net	$80,565	$105,576
Compensation and related employment taxes	55,378	59,442
Capital expenditures	53,262	56,808
Insurance	36,370	32,559
Taxes, other than income taxes	22,603	21,068
Deferred revenue	9,508	5,291
Occupancy costs	7,142	7,263
Fresh dough and other product operations	6,955	6,812
Utilities	6,043	5,527
Advertising	5,402	10,147
Loyalty program	2,572	2,525
Income taxes payable	1,013	—
Other	17,237	20,183
Total	$304,050	$333,201

Note 6. Debt

Term Loans

On June 11, 2014, the Company entered into a term loan agreement (the “2014 Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million (the "2014 Term Loan") that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2014 Term Loan Agreement. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the 2014 Term Loan. The debt issuance costs are being amortized to expense over the term of the 2014 Term Loan. The weighted-average interest rate of the 2014 Term Loan, excluding the amortization of debt issuance costs, was 1.18 percent for both the thirteen and twenty-six weeks ended June 30, 2015. As of June 30, 2015, the carrying amount of the 2014 Term Loan approximates fair value as the interest rate on the 2014 Term Loan approximates current market rates (Level 2 inputs).

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan") that is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement.

Each of the 2014 Term Loan and 2015 Term Loan bears interest at a rate equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. The Company’s obligations under the 2014 Term Loan Agreement and 2015 Term Loan Agreement are guaranteed by certain of its direct and indirect subsidiaries.

On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments.

Revolving Credit Agreements

On November 30, 2012, the Company entered into a credit agreement (the "2012 Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of June 30, 2015 and December 30, 2014, the Company had no loans outstanding under the 2012 Credit Agreement.

On July 16, 2015, the Company terminated the 2012 Credit Agreement and entered into a new credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of June 30, 2015, the Company was in compliance with all covenant requirements.

Note 7. Share Repurchase Authorization

On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2014 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2014 repurchase authorization may be modified, suspended or discontinued by the Company's Board of Directors at any time. On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million.

During the twenty-six weeks ended June 30, 2015, the Company repurchased 835,780 shares under the 2014 repurchase authorization, at an average price of $179.44 per share, for an aggregate purchase price of approximately $150.0 million. As of June 30, 2015, the Company has repurchased a total of 1,263,301 shares of its Class A common stock under this repurchase program, at a weighted-average price of $171.43 per share, for an aggregate purchase price of approximately $216.6 million. There was approximately $533.4 million available under the 2014 repurchase authorization as of June 30, 2015.

Note 8. Commitments and Contingencies

Lease Obligations

As of June 30, 2015, the Company has guaranteed the operating leases of 18 franchisee or affiliate locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which the Company exercised its right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2015 to September 30, 2027 and potential future rental payments of approximately $15.2 million as of June 30, 2015. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. The Company has not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenues:
Company bakery-cafe operations	$598,124	$555,645	$1,171,800	$1,091,194
Franchise operations	32,819	30,057	65,212	59,365
Fresh dough and other product operations	97,767	96,039	187,891	182,564
Intercompany sales eliminations	(52,053)	(50,686)	(99,742)	(96,315)
Total revenues	$676,657	$631,055	$1,325,161	$1,236,808
Segment profit:
Company bakery-cafe operations (1)	$92,945	$101,297	$178,943	$200,421
Franchise operations	31,679	28,732	62,758	56,189
Fresh dough and other product operations	5,462	6,245	11,631	11,507
Total segment profit	$130,086	$136,274	$253,332	$268,117

Depreciation and amortization	$32,335	$30,052	$66,282	$59,494
Unallocated general and administrative expenses	27,033	30,904	63,486	64,476
Pre-opening expenses	2,306	1,376	3,955	3,200
Interest expense	417	301	903	924
Other (income) expense, net	1,187	(4,003)	1,003	(5,215)
Income before income taxes	$66,808	$77,644	$117,703	$145,238
Depreciation and amortization:
Company bakery-cafe operations	$25,359	$25,415	$52,694	$50,198
Fresh dough and other product operations	2,225	2,097	4,534	4,154
Corporate administration	4,751	2,540	9,054	5,142
Total depreciation and amortization	$32,335	$30,052	$66,282	$59,494
Capital expenditures:
Company bakery-cafe operations	$42,592	$33,947	$78,110	$64,231
Fresh dough and other product operations	3,499	3,737	4,493	6,567
Corporate administration	9,191	10,758	22,253	19,945
Total capital expenditures	$55,282	$48,442	$104,856	$90,743

(1)	Includes refranchising losses of $0.7 million and $9.6 million for the thirteen and twenty-six weeks ended June 30, 2015.

	June 30, 2015	December 30, 2014
Segment assets:
Company bakery-cafe operations	$934,544	$953,896
Franchise operations	10,497	13,145
Fresh dough and other product operations	69,371	65,219
Total segment assets	$1,014,412	$1,032,260

Unallocated cash and cash equivalents	$124,816	$196,493
Unallocated trade and other accounts receivable	5,006	3,104
Unallocated property and equipment	93,785	84,224
Unallocated deposits and other	3,249	3,575
Other unallocated assets	44,526	71,030
Total assets	$1,285,794	$1,390,686

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

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Amounts used for basic and diluted per share calculations:
Net income	$41,929	$49,192	$73,789	$91,587

Weighted average number of shares outstanding — basic	26,158	26,951	26,319	27,111
Effect of dilutive stock-based employee compensation awards	117	135	104	136
Weighted average number of shares outstanding — diluted	26,275	27,086	26,423	27,247

Earnings per common share:
Basic	$1.60	$1.83	$2.80	$3.38
Diluted	$1.60	$1.82	$2.79	$3.36

For each of the thirteen and twenty-six weeks ended June 30, 2015 and July 1, 2014, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our intention to repurchase shares from time to time under the share repurchase program and the source of funding of such repurchases, our refranchising activities, our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 30, 2014 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Executive Summary of Results

For the thirteen weeks ended June 30, 2015, we earned $1.60 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 1.8 percent (growth of 2.4 percent for Company-owned bakery-cafes and 1.1 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 1.2 percent to $48,355 ($49,054 for Company-owned bakery-cafes and $47,680 for franchise-operated bakery-cafes); 30 new bakery-cafes opened system-

wide (18 Company-owned bakery-cafes and 12 franchise-operated bakery-cafes); and five bakery-cafes closed system-wide (one Company-owned bakery-cafe and four franchise-operated bakery-cafes). Additionally, included in diluted earnings per share for the thirteen weeks ended June 30, 2015 were charges related to our refranchising initiative of $0.01 per diluted share, as described further in Note 2 in the accompanying consolidated financial statements.

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

For the twenty-six weeks ended June 30, 2015, we earned $2.79 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 1.2 percent (growth of 2.0 percent for Company-owned bakery-cafes and 0.5 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.7 percent to $47,700 ($48,270 for Company-owned bakery-cafes and $47,150 for franchise-operated bakery-cafes); 55 new bakery-cafes opened system-wide (29 Company-owned bakery-cafes and 26 franchise-operated bakery-cafes); and nine bakery-cafes closed system-wide (three Company-owned bakery-cafes and six franchise-operated bakery-cafes). Included in diluted earnings per share for the twenty-six weeks ended June 30, 2015 were charges related to our refranchising initiative of $9.6 million, or $0.23 per diluted share, as described further in Note 2 in the accompanying consolidated financial statements.

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

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Comprehensive Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenues:
Bakery-cafe sales, net	88.4%	88.1%	88.4%	88.2%
Franchise royalties and fees	4.9	4.8	4.9	4.8
Fresh dough and other product sales to franchisees	6.8	7.2	6.7	7.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.6%	30.3%	30.4%	30.0%
Labor	31.7	30.3	31.7	30.3
Occupancy	7.3	7.1	7.4	7.2
Other operating expenses	14.8	14.2	14.5	14.2
Total bakery-cafe expenses	84.3	81.8	83.9	81.6
Fresh dough and other product cost of sales to franchisees (2)	88.1	86.2	86.8	86.7
Depreciation and amortization	4.8	4.8	5.0	4.8
General and administrative expenses	4.2	5.1	5.0	5.5
Pre-opening expenses	0.3	0.2	0.3	0.3
Refranchising loss	0.1	—	0.7	—
Total costs and expenses	89.9	88.3	91.0	88.6
Operating profit	10.1	11.7	9.0	11.4
Interest expense	0.1	—	0.1	0.1
Other (income) expense, net	0.2	(0.6)	0.1	(0.4)
Income before income taxes	9.9	12.3	8.9	11.7
Income taxes	3.7	4.5	3.3	4.3
Net income	6.2%	7.8%	5.6%	7.4%
Other comprehensive income (loss)	—	0.1	(0.1)	—
Comprehensive income	6.2%	7.9%	5.5%	7.4%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Number of bakery-cafes:
Company-owned:
Beginning of period	933	881	925	867
Bakery-cafes opened	18	10	29	26
Bakery-cafes closed	(1)	—	(3)	(2)
Bakery-cafes refranchised (1)	—	—	(1)	—
End of period	950	891	950	891
Franchise-operated:
Beginning of period	968	919	955	910
Bakery-cafes opened	12	9	26	20
Bakery-cafes closed	(4)	(1)	(6)	(3)
Bakery-cafes refranchised (1)	—	—	1	—
End of period	976	927	976	927
System-wide:
Beginning of period	1,901	1,800	1,880	1,777
Bakery-cafes opened	30	19	55	46
Bakery-cafes closed	(5)	(1)	(9)	(5)
End of period (2)	1,926	1,818	1,926	1,818

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee.
(2) Excluded from the number of total bakery-cafes were 30 and nine catering-only units, referred to as delivery hubs, as of June 30, 2015 and July 1, 2014, respectively.

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014 (1)	June 30, 2015	July 1, 2014 (1)
Company-owned	2.4%	0.1%	2.0%	0.1%
Franchise-operated	1.1%	(0.2)%	0.5%	0.0%
System-wide	1.8%	0.0%	1.2%	0.0%

(1) Comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended July 1, 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Price	2.0%	0.6%	2.1%	1.2%
Mix	(0.7)%	(0.9)%	(0.7)%	0.1%
Average check	1.3%	(0.3)%	1.4%	1.3%

Transactions	1.1%	0.4%	0.6%	(1.2)%
Company-owned comparable net bakery-cafe sales growth	2.4%	0.1%	2.0%	0.1%

The year-over-year increase in transactions during the thirteen weeks ended June 30, 2015 was due to a variety of factors, including, but not limited to, the effectiveness of our new marketing campaign, momentum from our strategic initiatives, and an increase in transactions in the breakfast daypart. Price growth year-over-year during the thirteen weeks ended June 30, 2015 was modest, generally due to our decision to take minimal price increases in anticipation of modest inflation. The decline in mix during the thirteen weeks ended June 30, 2015 was primarily due to a lower total average check as a result of the increase in breakfast transactions, which carry a lower average check than our lunch and dinner transactions.

The year-over-year increase in transactions during the twenty-six weeks ended June 30, 2015 was due to a variety of factors, including, but not limited to, the effectiveness of our new marketing campaign, momentum from our strategic initiatives, and an increase in transactions in the breakfast daypart, partially offset by severe weather. Price growth year-over-year during the twenty-six weeks ended June 30, 2015 was modest, generally due to our decision to take minimal price increases in anticipation of modest inflation. The decline in mix during the twenty-six weeks ended June 30, 2015 was primarily due to a lower total average check as a result of the increase in breakfast transactions and slower catering sales growth.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Bakery-cafe sales, net	$598,124	$555,645	7.6%
Franchise royalties and fees	32,819	30,057	9.2%
Fresh dough and other product sales to franchisees	45,714	45,353	0.8%
Total revenues	$676,657	$631,055	7.2%

System-wide average weekly net sales	$48,355	$47,791	1.2%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Bakery-cafe sales, net	$1,171,800	$1,091,194	7.4%
Franchise royalties and fees	65,212	59,365	9.8%
Fresh dough and other product sales to franchisees	88,149	86,249	2.2%
Total revenues	$1,325,161	$1,236,808	7.1%

System-wide average weekly net sales	$47,700	$47,360	0.7%

The growth in total revenues for the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 123 new bakery-cafes system-wide since July 1, 2014 and the 1.8 percent and 1.2 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 30, 2015, respectively, partially offset by the closure of 15 bakery-cafes system-wide since July 1, 2014.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Bakery-cafe sales, net	$598,124	$555,645	7.6%
As a percentage of total revenues	88.4%	88.1%

Company-owned average weekly net sales	$49,054	$48,313	1.5%
Company-owned number of operating weeks	12,193	11,501	6.0%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Bakery-cafe sales, net	$1,171,800	$1,091,194	7.4%
As a percentage of total revenues	88.4%	88.2%

Company-owned average weekly net sales	$48,270	$47,731	1.1%
Company-owned number of operating weeks	24,276	22,861	6.2%

The increase in net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 68 new Company-owned bakery-cafes since July 1, 2014 and the 2.4 percent and 2.0 percent increase in Company-owned comparable net bakery-cafe sales for thirteen and twenty-six weeks ended June 30, 2015, respectively, partially offset by the closure of eight Company-owned bakery-cafes since July 1, 2014.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Franchise royalties	$31,324	$29,576	5.9%
Franchise fees	1,495	481	210.8%
Total	$32,819	$30,057	9.2%
As a percentage of total revenues	4.9%	4.8%

Franchise-operated average weekly net sales	$47,680	$47,290	0.8%
Franchise-operated number of operating weeks	12,645	12,005	5.3%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Franchise royalties	$62,218	$58,471	6.4%
Franchise fees	2,994	894	234.9%
Total	$65,212	$59,365	9.8%
As a percentage of total revenues	4.9%	4.8%

Franchise-operated average weekly net sales	$47,150	$47,005	0.3%
Franchise-operated number of operating weeks	25,131	23,867	5.3%

The increase in franchise royalty and fee revenues for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 55 franchise-operated bakery-cafes since July 1, 2014 and increased information technology fees, partially offset by the closure of seven franchise-operated bakery-cafes since July 1, 2014.

As of June 30, 2015, there were 976 franchise-operated bakery-cafes open and we had received commitments to open 89 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Fresh dough and other product sales to franchisees	$45,714	$45,353	0.8%
As a percentage of total revenues	6.8%	7.2%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Fresh dough and other product sales to franchisees	$88,149	$86,249	2.2%
As a percentage of total revenues	6.7%	7.0%

The increase in fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 55 franchise-operated bakery-cafes since July 1, 2014, partially offset by the closure of seven franchise-operated bakery-cafes since July 1, 2014.

Costs and Expenses

Cost of food and paper products

The cost of food and paper products includes the costs associated with our fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in our Consolidated Statements of Comprehensive Income.

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Cost of food and paper products	$182,924	$168,187	8.8%
As a percentage of bakery-cafe sales, net	30.6%	30.3%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Cost of food and paper products	$356,581	$327,081	9.0%
As a percentage of bakery-cafe sales, net	30.4%	30.0%

The increase in cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily due to food cost inflation, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For both the thirteen and twenty-six weeks ended June 30, 2015, there was an average of 83 bakery-cafes per fresh dough facility, compared to an average of 79 and 78 bakery-cafes per fresh dough facility for the thirteen and twenty-six weeks ended July 1, 2014, respectively.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Labor expense	$189,489	$168,210	12.7%
As a percentage of bakery-cafe sales, net	31.7%	30.3%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Labor expense	$371,026	$330,673	12.2%
As a percentage of bakery-cafe sales, net	31.7%	30.3%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily a result of increased labor supporting ongoing operational initiatives and wage inflation.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Occupancy	$43,392	$39,237	10.6%
As a percentage of bakery-cafe sales, net	7.3%	7.1%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Occupancy	$86,248	$78,488	9.9%
As a percentage of bakery-cafe sales, net	7.4%	7.2%

The increase in occupancy costs as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily a result of modestly higher common area maintenance costs.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Other operating expenses	$88,707	$78,714	12.7%
As a percentage of bakery-cafe sales, net	14.8%	14.2%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Other operating expenses	$169,444	$154,531	9.7%
As a percentage of bakery-cafe sales, net	14.5%	14.2%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended June 30, 2015 compared to the same period in fiscal 2014 was primarily a result of increased marketing and credit card processing expense.

The increase in other operating expenses as a percentage of net bakery-cafe sales for the twenty-six weeks ended June 30, 2015 compared to the same period in fiscal 2014 was primarily a result of increased credit card processing and other controllable expenses, partially offset by lower marketing expense.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Fresh dough and other product cost of sales to franchisees	$40,252	$39,108	2.9%
As a percentage of fresh dough and other product sales to franchisees	88.1%	86.2%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Fresh dough and other product cost of sales to franchisees	$76,518	$74,742	2.4%
As a percentage of fresh dough and other product sales to franchisees	86.8%	86.7%

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended June 30, 2015 compared to the same period in fiscal 2014 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees.

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the twenty-six weeks ended June 30, 2015 compared to the same period in fiscal 2014 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees, offset by lower wheat and distribution costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Depreciation and amortization	$32,335	$30,052	7.6%
As a percentage of total revenues	4.8%	4.8%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
Depreciation and amortization	$66,282	$59,494	11.4%
As a percentage of total revenues	5.0%	4.8%

Depreciation and amortization as a percentage of total revenues for the thirteen weeks ended June 30, 2015 remained consistent compared to the same period in fiscal 2014 as increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives was offset by the cessation of depreciation on assets classified as held for sale.

The increase in depreciation and amortization as a percentage of total revenues for the twenty-six weeks ended June 30, 2015 compared to the same period in fiscal 2014 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives, partially offset by the cessation of depreciation on assets classified as held for sale.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
General and administrative expenses	$28,173	$32,229	(12.6)%
As a percentage of total revenues	4.2%	5.1%

	For the 26 Weeks Ended		Percentage
	June 30, 2015	July 1, 2014	Change
General and administrative expenses	$65,940	$67,652	(2.5)%
As a percentage of total revenues	5.0%	5.5%

The decrease in general and administrative expenses as a percentage of total revenues for the both the thirteen and twenty-six weeks ended June 30, 2015 compared to the same periods in fiscal 2014 was primarily a result of lower corporate overhead expenses reflecting our previously announced initiative to reduce core general and administrative expenses in fiscal 2015.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes by December 29, 2015, the end of fiscal 2015. As of June 30, 2015, we classified as held for sale the assets and certain liabilities of 81 bakery-cafes we expect to sell during the next 12 months.

The following table summarizes activity associated with the refranchising initiative for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 30, 2015	June 30, 2015
Loss on assets held for sale	$317	$7,941
Impairment of long-lived assets	—	3,837
Other	350	350
Gain on sale of bakery-cafe	—	(2,570)
Refranchising loss	$667	$9,558

During the thirteen and twenty-six weeks ended June 30, 2015, we recorded losses on assets held for sale of $0.3 million and $7.9 million, respectively. We also recognized impairment losses of $3.8 million during the twenty-six weeks ended June 30, 2015 related to certain under-performing bakery-cafes. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million.

Other (income) expense, net

Other (income) expense, net was $1.2 million of expense for the thirteen weeks ended June 30, 2015 compared to $4.0 million of income for the thirteen weeks ended July 1, 2014. Other (income) expense, net for the thirteen weeks ended June 30, 2015 was comprised of immaterial items. Other (income) expense, net for the thirteen weeks ended July 1, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter.

Other (income) expense, net was $1.0 million of expense for the twenty-six weeks ended June 30, 2015 compared to $5.2 million of income for the twenty-six weeks ended July 1, 2014. Other (income) expense, net for the twenty-six weeks ended June 30, 2015 was comprised of immaterial items. Other (income) expense, net for the twenty-six weeks ended July 1, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter.

Liquidity and Capital Resources

Cash and cash equivalents were $124.8 million as of June 30, 2015 compared to $196.5 million as of December 30, 2014. This $71.7 million decrease was primarily a result of the use of $150.2 million to repurchase shares of our Class A common stock and capital expenditures of $104.9 million, partially offset by cash generated from operations during the twenty-six weeks ended June 30, 2015 of $169.6 million and proceeds from refranchising, sale-leaseback transactions, and the sale of property and equipment totaling $12.0 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

Excluding assets held for sale and liabilities associated with assets held for sale, we had negative working capital of $52.5 million as of June 30, 2015 compared to positive working capital of $53.5 million as of December 30, 2014. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $71.7 million, a decrease in other accounts receivable of $50.3 million, and an increase in accounts payable of $16.8 million, partially offset by a decrease in accrued expenses of $29.2 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 26 Weeks Ended
	June 30, 2015	July 1, 2014
Cash provided by (used in):
Operating activities	$169,605	$146,508
Investing activities	(92,901)	(88,034)
Financing activities	(148,381)	1,357
Net (decrease) increase in cash and cash equivalents	$(71,677)	$59,831

Operating Activities

Cash provided by operating activities was $169.6 million and $146.5 million for the twenty-six weeks ended June 30, 2015 and July 1, 2014, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the twenty-six weeks ended June 30, 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, a decrease in trade and other accounts receivable, and an increase in accounts payable, partially offset by a decrease in the net deferred income tax liability and accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments and the absence of bonus depreciation in fiscal 2015. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards. The decrease in the net deferred income tax liability relates primarily to the absence of bonus depreciation in fiscal 2015.

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

Investing Activities

Cash used in investing activities was $92.9 million and $88.0 million for the twenty-six weeks ended June 30, 2015 and July 1, 2014, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale of property and equipment, and the sale and leaseback of bakery-cafes.

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

	For the 26 Weeks Ended
	June 30, 2015	July 1, 2014
New bakery-cafes	$53,033	$40,519
Existing bakery-cafes	25,077	23,711
Fresh dough facilities	4,493	6,567
Support centers	22,253	19,946
Total	$104,856	$90,743

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

Financing Activities

Cash used in financing activities was $148.4 million for the twenty-six weeks ended June 30, 2015. Cash provided by financing activities was $1.4 million for the twenty-six weeks ended July 1, 2014. Financing activities for the twenty-six weeks ended June 30, 2015 consisted primarily of the use of $150.2 million to repurchase shares of our Class A common stock. Financing activities for the twenty-six weeks ended July 1, 2014 consisted primarily of the use of $100.3 million to repurchase shares of our Class A common stock and $100 million of proceeds from term loan borrowings.

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

On June 5, 2014, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. During the twenty-six weeks ended July 1, 2014, we repurchased 82,085 shares under the 2014 repurchase authorization, at a weighted-average price of $151.95 per share, for an aggregate purchase price of approximately $12.5 million. In total, during the twenty-six weeks ended July 1, 2014, we repurchased 596,442 shares under the 2012 and 2014 repurchase authorizations, at an average price of $167.65 per share, for an aggregate purchase price of approximately $100.0 million.

On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the twenty-six weeks ended June 30, 2015, we repurchased 835,780 shares under the 2014 repurchase authorization, at an average price of $179.44 per share, for an aggregate purchase price of approximately $150.0 million. As of June 30, 2015, we had repurchased a total of 1,263,301 shares of our Class A common stock under this repurchase program, at a weighted-average price of $171.43 per share, for an aggregate purchase price of approximately $216.6 million. There was approximately $533.4 million available under the 2014 repurchase authorization as of June 30, 2015.

Term Loans

On June 11, 2014, we entered into a term loan agreement, or the 2014 Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million, or the 2014 Term Loan, that is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2014 Term Loan Agreement. The 2014 Term Loan Agreement also allows us from time to time to request that the 2014 Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions.

On July 16, 2015, we entered into a term loan agreement, or the 2015 Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million, or the 2015 Term Loan, that is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Term Loan Agreement.

Each of the 2014 Term Loan and 2015 Term Loan bears interest at a rate equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2014 Term Loan Agreement and the 2015 Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries.

On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, we entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments.

Revolving Credit Agreements

On November 30, 2012, we entered into a credit agreement, or the 2012 Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of June 30, 2015 and December 30, 2014, we had no balance outstanding under the 2012 Credit Agreement.

On July 16, 2015, we terminated the 2012 Credit Agreement and entered into a new credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of June 30, 2015, we were, and expect to remain, in compliance with all covenant requirements.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we have guaranteed the operating leases of 18 franchisee or affiliate locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees and affiliates, pursuant to which we exercised our right to assign the lease or sublease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 31, 2015 to September 30, 2027 and potential future rental payments of approximately $15.2 million as of June 30, 2015. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for certain of these guarantees as they arose prior to the implementation of the accounting requirements for guarantees and, unless modified, are exempt from its requirements. We have not recorded a liability for those guarantees issued after the effective date of the accounting requirements because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Accounting Standards Update 2014-09 provides alternative methods of initial adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not before the original effective date. The FASB is expected to formally issue Accounting Standards Update 2014-09 during the third quarter of 2015. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.

The recognition and measurement guidance for debt issuance costs are not affected by this update. We early adopted ASU 2015-03 during the thirteen weeks ended June 30, 2015. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $0.2 million as of both June 30, 2015 and December 30, 2014, from Deposits and other to Long-term debt on our Consolidated Balance Sheets. Adoption of this standard did not impact our results of operations or cash flows in the current or previous interim and annual reporting periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year. For further information, see Item 7A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, as filed with the SEC on February 23, 2015, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 30, 2015, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015 - April 28, 2015	—	$—	—	$658,407,090
April 29, 2015 - June 2, 2015	379,105	$184.09	378,900	$588,653,677
June 3, 2015 - June 30, 2015	301,529	$183.18	301,479	$533,427,592
Total	680,634	$183.69	680,379

(1)
Includes 255 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Share repurchase authorization of up to $600 million of our Class A common stock approved by the Board of Directors and announced on June 5, 2014 and increased to $750 million on April 15, 2015, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The share repurchase authorization may be modified, suspended or discontinued by our Board of Directors at any time.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	July 29, 2015	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 29, 2015	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	July 29, 2015	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Letter between the Registrant and Andrew Madsen, dated as of May 7, 2015

10.2	2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 27, 2015 and incorporated herein by reference)

10.3	Confirmation of Prior Consent Under Credit Agreement, dated as of June 24, 2015, by and among the Registrant, Bank of America, N.A., as administrative agent, and each lender signatory thereto

10.4
Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.5
Term Loan Agreement, dated as of July 16, 2015 by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.6
Amendment No. 1, dated as of July 16, 2015, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

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