Form 10-Q
period 2015-09-29
PANERA BREAD CO
filed 2015-10-28
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2015

or

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

As of October 27, 2015, the registrant had 23,798,811 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 29, 2015	December 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$275,177	$196,493
Trade accounts receivable, net	42,764	36,584
Other accounts receivable	32,776	70,069
Inventories	20,631	22,811
Prepaid expenses and other	63,998	51,588
Deferred income taxes	33,955	28,621
Assets held for sale	38,257	—
Total current assets	507,558	406,166
Property and equipment, net	782,099	787,294
Other assets:
Goodwill	118,907	120,778
Other intangible assets, net	64,400	70,940
Deposits and other	10,250	5,508
Total other assets	193,557	197,226
Total assets	$1,483,214	$1,390,686
LIABILITIES
Current liabilities:
Accounts payable	$23,234	$19,511
Accrued expenses	305,653	333,201
Current portion of long-term debt	19,765	—
Liabilities associated with assets held for sale	5,135	—
Total current liabilities	353,787	352,712
Long-term debt	391,497	99,784
Deferred rent	63,614	67,390
Deferred income taxes	45,104	76,589
Other long-term liabilities	56,053	58,027
Total liabilities	910,055	654,502
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,827,452 issued and 24,021,228 outstanding at September 29, 2015; 30,703,472 issued and 25,442,728 outstanding at December 30, 2014	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at September 29, 2015; 1,381,865 issued and outstanding at December 30, 2014	—	—
Treasury stock, carried at cost; 6,806,224 shares at September 29, 2015 and 5,260,744 shares at December 30, 2014	(986,374)	(706,073)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 29, 2015 and December 30, 2014	—	—
Additional paid-in capital	230,164	214,437
Accumulated other comprehensive income (loss)	(5,993)	(1,360)
Retained earnings	1,335,359	1,229,177
Total stockholders’ equity	573,159	736,184
Total liabilities and stockholders’ equity	$1,483,214	$1,390,686

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenues:
Bakery-cafe sales, net	$584,664	$545,393	$1,756,464	$1,636,587
Franchise royalties and fees	33,740	30,585	98,952	89,950
Fresh dough and other product sales to franchisees	46,250	43,912	134,399	130,161
Total revenues	$664,654	$619,890	$1,989,815	$1,856,698
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$178,700	$165,443	$535,281	$492,524
Labor	190,736	170,207	561,762	500,880
Occupancy	42,835	40,357	129,083	118,845
Other operating expenses	82,706	79,094	252,150	233,625
Total bakery-cafe expenses	494,977	455,101	1,478,276	1,345,874
Fresh dough and other product cost of sales to franchisees	41,643	39,100	118,161	113,842
Depreciation and amortization	33,885	31,187	100,167	90,681
General and administrative expenses	37,575	34,460	103,515	102,112
Pre-opening expenses	2,298	2,083	6,253	5,283
Refranchising loss	2,174	—	11,732	—
Total costs and expenses	612,552	561,931	1,818,104	1,657,792
Operating profit	52,102	57,959	171,711	198,906
Interest expense	1,363	462	2,266	1,386
Other (income) expense, net	(55)	(719)	948	(5,934)
Income before income taxes	50,794	58,216	168,497	203,454
Income taxes	18,401	19,002	62,315	72,653
Net income	$32,393	$39,214	$106,182	$130,801

Earnings per common share:
Basic	$1.28	$1.47	$4.08	$4.85
Diluted	$1.27	$1.46	$4.07	$4.83

Weighted average shares of common and common equivalent shares outstanding:
Basic	25,394	26,715	26,011	26,979
Diluted	25,501	26,813	26,119	27,108

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net income	$32,393	$39,214	$106,182	$130,801
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(4,908)	—	(4,908)	—
Tax (expense) benefit	1,941	—	1,941	—
Foreign currency translation adjustment	(963)	(570)	(1,666)	(514)
Other comprehensive income (loss)	(3,930)	(570)	(4,633)	(514)
Comprehensive income	$28,463	$38,644	$101,549	$130,287

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 29, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$106,182	$130,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,167	90,681
Stock-based compensation expense	11,110	8,032
Tax benefit from stock-based compensation	(2,023)	(2,733)
Deferred income taxes	(34,908)	(12,410)
Refranchising loss	10,786	—
Other	1,928	1,434
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	33,128	17,924
Inventories	682	1,486
Prepaid expenses and other	(11,762)	(7,121)
Deposits and other	(179)	237
Accounts payable	3,723	3,100
Accrued expenses	(39,089)	(35,349)
Deferred rent	2,433	(282)
Other long-term liabilities	(5,669)	(1,162)
Net cash provided by operating activities	176,509	194,638
Cash flows from investing activities:
Additions to property and equipment	(153,301)	(155,348)
Proceeds from refranchising	20,805	—
Proceeds from sale-leaseback transactions	10,095	10,315
Proceeds from sale of property and equipment	1,553	—
Net cash used in investing activities	(120,848)	(145,033)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	299,070	100,000
Capitalized debt issuance costs	(363)	(193)
Payment of deferred acquisition holdback	—	(270)
Repurchase of common stock	(280,301)	(134,247)
Exercise of employee stock options	—	863
Tax benefit from stock-based compensation	2,023	2,733
Proceeds from issuance of common stock under employee benefit plans	2,594	2,374
Net cash provided by (used in) financing activities	23,023	(28,740)
Net increase in cash and cash equivalents	78,684	20,865
Cash and cash equivalents at beginning of period	196,493	125,245
Cash and cash equivalents at end of period	$275,177	$146,110

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The Company early adopted ASU 2015-03 during the thirteen weeks ended June 30, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $0.2 million as of December 30, 2014 from Deposits and other to Long-term debt in the Consolidated Balance Sheets. Adoption of this standard did not impact the Company's results of operations or cash flows in either the current or previous interim and annual reporting periods.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

The Company recognized impairment losses of $3.8 million during the thirteen weeks ended March 31, 2015 related to certain under-performing bakery-cafes in one of the refranchised markets for which the Company had signed letters of intent, which were excluded from the proposed sale.

On July 14, 2015, the Company sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, including $0.5 million for inventory on hand, with $2.0 million held in escrow for certain holdbacks, and recognized a loss on sale of $0.6 million. The holdback amount is primarily to satisfy any indemnification obligations of the Company and will be held in escrow until July 14, 2017, the two-year anniversary of the transaction closing date, with the remaining balance of the holdback amount reverting to the Company.

As of September 29, 2015, the Company classified as held for sale the assets and certain liabilities of 53 Company-owned bakery-cafes the Company expects to sell during the next 12 months. During the thirteen and thirty-nine weeks ended September 29, 2015, the Company recorded losses on assets held for sale of $1.0 million and $8.9 million, respectively.  The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale (in thousands):

September 29, 2015
Inventories	$1,005
Property and equipment, net	35,381
Goodwill	1,871
Assets held for sale	$38,257

Deferred rent	$4,065
Asset retirement obligation	1,070
Liabilities associated with assets held for sale	$5,135

Assets held for sale were valued using Level 3 inputs, primarily representing information obtained from signed letters of intent.  Costs to sell are considered in the estimates of fair value for those assets included in Assets held for sale in the Company's Consolidated Balance Sheets.

The following summarizes activity associated with the refranchising initiative recorded in the caption entitled Refranchising loss in the Consolidated Statements of Income for the periods indicated (in thousands):

	For the 13 Weeks Ended	For the 39 Weeks Ended
	September 29, 2015	September 29, 2015
Loss on assets held for sale (1)	$1,000	$8,941
Impairment of long-lived assets (1)	—	3,837
Professional fees and severance	596	946
Loss (gain) on sale of bakery-cafes (1)	578	(1,992)
Refranchising loss	$2,174	$11,732

(1)
Amounts for the thirty-nine weeks ended September 29, 2015 are included in the caption entitled Refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities.

On October 7, 2015, the Company sold substantially all of the assets of 45 bakery-cafes in the Seattle and Northern California markets to a new franchisee for a purchase price of approximately $26.7 million, including $0.9 million for inventory on hand. Assets and liabilities associated with these bakery-cafes were classified as held for sale as of September 29, 2015.

Note 3. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swap liability	$4,908	$—	$4,908	$—
Total liabilities	$4,908	$—	$4,908	$—

December 30, 2014:
Cash equivalents	$92,316	$92,316	$—	$—
Total assets	$92,316	$92,316	$—	$—

The fair value of the Company's cash equivalents is based on quoted market prices for identical securities. The fair value of the Company's interest rate swaps are determined based on a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis reflects the contractual terms of the derivatives and uses observable market-based inputs, including interest rate curves and credit spreads.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 29, 2015	December 30, 2014
Food:
Fresh dough facilities:
Raw materials	$3,723	$3,413
Finished goods	305	460
Bakery-cafes:
Raw materials	13,527	15,152
Paper goods	3,076	3,786
Total	$20,631	$22,811

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 29, 2015	December 30, 2014
Unredeemed gift cards, net	$77,207	$105,576
Capital expenditures	70,572	56,808
Compensation and related employment taxes	42,094	59,442
Insurance	37,339	32,559
Taxes, other than income taxes	22,159	21,068
Fresh dough and other product operations	8,550	6,812
Occupancy costs	8,088	7,263
Deferred revenue	6,965	5,291
Utilities	5,877	5,527
Advertising	4,509	10,147
Loyalty program	2,699	2,525
Other	19,594	20,183
Total	$305,653	$333,201

Note 6. Debt

Long-term debt consisted of the following (in thousands):

	September 29, 2015	December 30, 2014
2014 Term Loan	$100,000	$100,000
2015 Term Loan	300,000	—
2015 Note Payable	12,680	—
Aggregate unamortized lender fees and issuance costs	(1,418)	(216)
Total carrying amount	411,262	99,784
Current portion of long-term debt	19,765	—
Long-term debt	$391,497	$99,784

Term Loans

On June 11, 2014, the Company entered into a term loan agreement (the “2014 Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million (the "2014 Term Loan"). The 2014 Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2014 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $0.2 million in connection with the issuance of the 2014 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2014 Term Loan.

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.3 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of September 29, 2015, $14.7 million of the 2015 Term Loan's carrying amount is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.

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

The weighted-average interest rate for the 2014 Term Loan, excluding the amortization of issuance costs, was 1.19 percent and 1.18 percent for the thirteen and thirty-nine weeks ended September 29, 2015. The weighted-average interest rate for the 2015 Term Loan, excluding the amortization of lender fees and issuance costs, was 1.32 percent for both the thirteen and thirty-nine weeks ended September 29, 2015, respectively. As of September 29, 2015, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the interest rates approximate current market rates (Level 2 inputs).

On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments. See Note 7 for information on the Company's interest rate swaps.

Installment Payment Agreement

On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of September 29, 2015, $5.1 million of the 2015 Note Payable is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.

Revolving Credit Agreements

On November 30, 2012, the Company entered into a credit agreement (the "2012 Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of December 30, 2014, the Company had no loans outstanding under the 2012 Credit Agreement.

On July 16, 2015, the Company terminated the 2012 Credit Agreement and entered into a new credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of September 29, 2015, we had no loans outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of September 29, 2015, the Company was in compliance with all covenant requirements.

Note 7. Derivative Financial Instruments

The Company enters into derivative instruments solely for risk management purposes. To the extent the Company's cash-flow hedging instruments are effective in offsetting the variability in the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by FASB Accounting Standards Codification 815, "Derivatives and Hedging", changes in the derivatives' fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes this credit risk by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

On July 16, 2015, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million to hedge a portion of the cash flows of its term loan borrowings. For each of the swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon principal amount.

The following table summarizes the Company's interest rate swaps as of September 29, 2015:

Trade Date	Effective Date	Term (in Years)	Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded on the Company's Consolidated Balance Sheets at fair value. The change in fair value of the interest rate swaps resulted in a loss of approximately $4.9 million as of September 29, 2015, which is recorded in Accumulated other comprehensive income (loss) and Other long-term liabilities in the Company's Consolidated Balance Sheets. A net of tax loss of approximately $0.4 million is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months. For the thirteen weeks ended September 29, 2015, the Company did not recognize any gain or loss due to hedge ineffectiveness.

The Company does not hold or use derivative instruments for trading purposes. The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Note 8. Stockholders' Equity

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

During the thirty-nine weeks ended September 29, 2015, the Company repurchased 1,518,668 shares under the 2014 repurchase authorization, at an average price of $181.05 per share, for an aggregate purchase price of approximately $275.0 million. As of September 29, 2015, the Company has repurchased a total of 1,946,189 shares of its Class A common stock under this repurchase program, at a weighted-average price of $175.50 per share, for an aggregate purchase price of approximately $341.6 million. There was approximately $408.4 million available under the 2014 repurchase authorization as of September 29, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended September 29, 2015 and September 30, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
September 29, 2015:
Net gains (losses), beginning of period	$(2,063)	$—	$(2,063)
Net gains (losses) recognized before reclassification	(963)	(2,967)	(3,930)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(963)	(2,967)	(3,930)
Net gains (losses), end of period	$(3,026)	$(2,967)	$(5,993)

September 30, 2014:
Net gains (losses), beginning of period	$(277)	$—	$(277)
Net gains (losses) recognized before reclassification	(570)	—	(570)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(570)	—	(570)
Net gains (losses), end of period	$(847)	$—	$(847)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirty-nine weeks ended September 29, 2015 and September 30, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
September 29, 2015:
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized before reclassification	(1,666)	(2,967)	(4,633)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(1,666)	(2,967)	(4,633)
Net gains (losses), end of period	$(3,026)	$(2,967)	$(5,993)

September 30, 2014:
Net gains (losses), beginning of period	$(333)	$—	$(333)
Net gains (losses) recognized before reclassification	(514)	—	(514)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(514)	—	(514)
Net gains (losses), end of period	$(847)	$—	$(847)

Note 9. Commitments and Contingencies

Lease Obligations

As of September 29, 2015, the Company has guaranteed the operating leases of 26 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to December 31, 2044, with a maximum potential amount of future rental payments of approximately $76.6 million as of September 29, 2015. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

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

The Fresh Dough and Other Product Operations segment supplies fresh dough, produce, tuna, and cream cheese, and indirectly supplies proprietary sweet goods items through a contract manufacturing arrangement, to Company-owned and franchise-operated bakery-cafes. The fresh dough is sold to a number of both Company-owned and franchise-operated bakery-cafes at a delivered cost generally not to exceed 27 percent of the retail value of the end product. The sales and related costs to the franchise-operated bakery-cafes are separately stated line items in the Consolidated Statements of Income. The sales, costs, and operating profit related to the sales to Company-owned bakery-cafes are eliminated in consolidation in the Consolidated Statements of Income.

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenues:
Company bakery-cafe operations	$584,664	$545,393	$1,756,464	$1,636,587
Franchise operations	33,740	30,585	98,952	89,950
Fresh dough and other product operations	96,198	92,789	284,089	275,353
Intercompany sales eliminations	(49,948)	(48,877)	(149,690)	(145,192)
Total revenues	$664,654	$619,890	$1,989,815	$1,856,698
Segment profit:
Company bakery-cafe operations (1)	$87,513	$90,292	$266,456	$290,713
Franchise operations	32,461	29,214	95,219	85,403
Fresh dough and other product operations	4,607	4,812	16,238	16,319
Total segment profit	$124,581	$124,318	$377,913	$392,435

Depreciation and amortization	$33,885	$31,187	$100,167	$90,681
Unallocated general and administrative expenses	36,296	33,089	99,782	97,565
Pre-opening expenses	2,298	2,083	6,253	5,283
Interest expense	1,363	462	2,266	1,386
Other (income) expense, net	(55)	(719)	948	(5,934)
Income before income taxes	$50,794	$58,216	$168,497	$203,454
Depreciation and amortization:
Company bakery-cafe operations	$26,004	$25,593	$78,698	$75,791
Fresh dough and other product operations	2,321	2,141	6,855	6,295
Corporate administration	5,560	3,453	14,614	8,595
Total depreciation and amortization	$33,885	$31,187	$100,167	$90,681
Capital expenditures:
Company bakery-cafe operations	$39,756	$47,896	$117,866	$112,127
Fresh dough and other product operations	3,217	2,534	7,710	9,101
Corporate administration	5,472	14,175	27,725	34,120
Total capital expenditures	$48,445	$64,605	$153,301	$155,348

(1)	Includes refranchising losses of $2.2 million and $11.7 million for the thirteen and thirty-nine weeks ended September 29, 2015, respectively.

	September 29, 2015	December 30, 2014
Segment assets:
Company bakery-cafe operations	$950,708	$953,896
Franchise operations	11,565	13,145
Fresh dough and other product operations	74,556	65,219
Total segment assets	$1,036,829	$1,032,260

Unallocated cash and cash equivalents	$275,177	$196,493
Unallocated trade and other accounts receivable	5,552	3,104
Unallocated property and equipment	103,628	84,224
Unallocated deposits and other	8,339	3,575
Other unallocated assets	53,689	71,030
Total assets	$1,483,214	$1,390,686

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

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Amounts used for basic and diluted per share calculations:
Net income	$32,393	$39,214	$106,182	$130,801

Weighted average number of shares outstanding — basic	25,394	26,715	26,011	26,979
Effect of dilutive stock-based employee compensation awards	107	98	108	129
Weighted average number of shares outstanding — diluted	25,501	26,813	26,119	27,108

Earnings per common share:
Basic	$1.28	$1.47	$4.08	$4.85
Diluted	$1.27	$1.46	$4.07	$4.83

For each of the thirteen and thirty-nine weeks ended September 29, 2015 and September 30, 2014, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of approximately 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 12. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information (in thousands):

	For the 39 Weeks Ended
	September 29, 2015	September 30, 2014
Cash paid during the period for:
Interest	$1,783	$421
Income taxes	72,519	91,469
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$13,764	$14,183
Financed property and equipment purchases	12,680	—
Asset retirement obligations	348	374

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

Executive Summary of Results

For the thirteen weeks ended September 29, 2015, we earned $1.27 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 2.8 percent (growth of 3.8 percent for Company-owned bakery-cafes and growth of 1.8 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 2.4 percent to $47,518 ($48,364 for Company-owned bakery-cafes and $46,734 for franchise-operated bakery-cafes); 24 new bakery-cafes opened system-wide (10 Company-owned bakery-cafes and 14 franchise-operated bakery-cafes); four franchise-operated bakery-cafes closed; and 29 bakery-cafes were sold to an existing franchisee. Additionally, included in diluted earnings per share for the thirteen weeks ended September 29, 2015 were charges related to our refranchising initiative of $0.05 per diluted share, as described further in Note 2 in the accompanying consolidated financial statements.

For the thirteen weeks ended September 30, 2014, we earned $1.46 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 1.4 percent on a calendar basis (growth of 2.1 percent for Company-owned bakery-cafes and growth of 0.7 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 0.9 percent to $46,397 ($46,936 for Company-owned bakery-cafes and $45,881 for franchise-operated bakery-cafes); 28 new bakery-cafes opened system-wide (13 Company-owned bakery-cafes and 15 franchise-operated bakery-cafes); and one Company-owned bakery-cafe closed. Additionally, included in diluted earnings per share for the thirteen weeks ended September 30, 2014 were discrete tax benefits of $0.08 per diluted share.

For the thirty-nine weeks ended September 29, 2015, we earned $4.07 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales grew 1.7 percent (growth of 2.6 percent for Company-owned bakery-cafes and growth of 0.9 percent for franchise-operated bakery-cafes); system-wide average weekly net sales increased 1.3 percent to $47,639 ($48,301 for Company-owned bakery-cafes and $47,008 for franchise-operated bakery-cafes); 79 new bakery-cafes opened system-wide (39 Company-owned bakery-cafes and 40 franchise-operated bakery-cafes); and 13 bakery-cafes closed system-wide (three Company-owned bakery-cafes and ten franchise-operated bakery-cafes). Included in diluted earnings per share for the thirty-nine weeks ended September 29, 2015 were charges related to our refranchising initiative of $0.28 per diluted share, as described further in Note 2 in the accompanying consolidated financial statements.

For the thirty-nine weeks ended September 30, 2014, we earned $4.83 per diluted share with the following performance on key metrics: system-wide comparable net bakery-cafe sales increased 0.5 percent on a calendar basis (growth of 0.7 percent for Company-owned bakery-cafes and growth of 0.2 percent for franchise-operated bakery-cafes); system-wide average weekly net sales were generally consistent year-over-year at $47,036 ($47,463 for Company-owned bakery-cafes and $46,627 for franchise-operated bakery-cafes); 74 new bakery-cafes opened system-wide (39 Company-owned bakery-cafes and 35 franchise-operated bakery-cafes); and six bakery-cafes closed system-wide (three Company-owned bakery-cafes and three franchise-operated bakery-cafes). Additionally, included in diluted earnings per share for the thirty-nine weeks ended September 30, 2014 were discrete tax benefits of $0.08 per diluted share and a $0.08 per diluted share benefit from a favorable resolution of an insurance coverage matter.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenues:
Bakery-cafe sales, net	88.0%	88.0%	88.3%	88.1%
Franchise royalties and fees	5.1	4.9	5.0	4.8
Fresh dough and other product sales to franchisees	7.0	7.1	6.8	7.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.6%	30.3%	30.5%	30.1%
Labor	32.6	31.2	32.0	30.6
Occupancy	7.3	7.4	7.3	7.3
Other operating expenses	14.1	14.5	14.4	14.3
Total bakery-cafe expenses	84.7	83.4	84.2	82.2
Fresh dough and other product cost of sales to franchisees (2)	90.0	89.0	87.9	87.5
Depreciation and amortization	5.1	5.0	5.0	4.9
General and administrative expenses	5.7	5.6	5.2	5.5
Pre-opening expenses	0.3	0.3	0.3	0.3
Refranchising loss	0.3	—	0.6	—
Total costs and expenses	92.2	90.7	91.4	89.3
Operating profit	7.8	9.3	8.6	10.7
Interest expense	0.2	0.1	0.1	0.1
Other (income) expense, net	—	(0.1)	—	(0.3)
Income before income taxes	7.6	9.4	8.5	11.0
Income taxes	2.8	3.1	3.1	3.9
Net income	4.9%	6.3%	5.3%	7.0%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Number of bakery-cafes:
Company-owned:
Beginning of period	950	891	925	867
Bakery-cafes opened	10	13	39	39
Bakery-cafes closed	—	(1)	(3)	(3)
Bakery-cafes refranchised (1)	(29)	—	(30)	—
End of period	931	903	931	903
Franchise-operated:
Beginning of period	976	927	955	910
Bakery-cafes opened	14	15	40	35
Bakery-cafes closed	(4)	—	(10)	(3)
Bakery-cafes refranchised (1)	29	—	30	—
End of period	1,015	942	1,015	942
System-wide:
Beginning of period	1,926	1,818	1,880	1,777
Bakery-cafes opened	24	28	79	74
Bakery-cafes closed	(4)	(1)	(13)	(6)
End of period (2)	1,946	1,845	1,946	1,845

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee. In July 2015, we refranchised 29 bakery-cafes to an existing franchisee.
(2) Excluded from the number of total bakery-cafes were 30 and 13 catering-only units, referred to as delivery hubs, as of September 29, 2015 and September 30, 2014, respectively.

Comparable Net Bakery-cafe Sales

The following table sets forth certain information relating to comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014 (1)	September 29, 2015	September 30, 2014 (1)
Company-owned	3.8%	2.1%	2.6%	0.7%
Franchise-operated	1.8%	0.7%	0.9%	0.2%
System-wide	2.8%	1.4%	1.7%	0.5%

(1) Comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 30, 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Price	2.1%	0.8%	1.8%	1.1%
Mix	0.7%	(0.1)%	—%	—%
Average check	2.8%	0.7%	1.8%	1.1%

Transactions	1.0%	1.4%	0.8%	(0.4)%
Company-owned comparable net bakery-cafe sales growth	3.8%	2.1%	2.6%	0.7%

The year-over-year increase in transactions during the thirteen weeks ended September 29, 2015 was due to a variety of factors, including, but not limited to, the effectiveness of our new marketing campaign and momentum from our strategic initiatives. Price growth during the thirteen weeks ended September 29, 2015 was 2.1%, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the thirteen weeks ended September 29, 2015 was primarily due to higher catering sales growth and increased sales of higher-priced items.

The year-over-year increase in transactions during the thirty-nine weeks ended September 29, 2015 was due to a variety of factors, including, but not limited to, the effectiveness of our new marketing campaign and momentum from our strategic initiatives, partially offset by severe weather. Price growth year-over-year during the thirty-nine weeks ended September 29, 2015 was 1.8%, as retail prices were adjusted in anticipation of labor and food cost inflation. Mix was generally flat year-over-year during the thirty-nine weeks ended September 29, 2015 as higher catering sales growth was offset by an increase in breakfast transactions, which carry a lower total average check.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Bakery-cafe sales, net	$584,664	$545,393	7.2%
Franchise royalties and fees	33,740	30,585	10.3%
Fresh dough and other product sales to franchisees	46,250	43,912	5.3%
Total revenues	$664,654	$619,890	7.2%

System-wide average weekly net sales	$47,518	$46,397	2.4%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Bakery-cafe sales, net	$1,756,464	$1,636,587	7.3%
Franchise royalties and fees	98,952	89,950	10.0%
Fresh dough and other product sales to franchisees	134,399	130,161	3.3%
Total revenues	$1,989,815	$1,856,698	7.2%

System-wide average weekly net sales	$47,639	$47,036	1.3%

The growth in total revenues for the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 119 new bakery-cafes system-wide since September 30, 2014 and the 2.8 percent and 1.7 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 29, 2015, respectively, partially offset by the closure of 18 bakery-cafes system-wide and the refranchising of 30 bakery-cafes since September 30, 2014.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Bakery-cafe sales, net	$584,664	$545,393	7.2%
As a percentage of total revenues	88.0%	88.0%

Company-owned average weekly net sales	$48,364	$46,936	3.0%
Company-owned number of operating weeks	12,089	11,620	4.0%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Bakery-cafe sales, net	$1,756,464	$1,636,587	7.3%
As a percentage of total revenues	88.3%	88.1%

Company-owned average weekly net sales	$48,301	$47,463	1.8%
Company-owned number of operating weeks	36,365	34,481	5.5%

The increase in net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 65 new Company-owned bakery-cafes since September 30, 2014 and the 3.8 percent and 2.6 percent increase in Company-owned comparable net bakery-cafe sales for thirteen and thirty-nine weeks ended September 29, 2015, respectively, partially offset by the closure of seven Company-owned bakery-cafes and the refranchising of 30 bakery-cafes since September 30, 2014.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Franchise royalties and fees	$33,740	$30,585	10.3%
As a percentage of total revenues	5.1%	4.9%

Franchise-operated average weekly net sales	$46,734	$45,881	1.9%
Franchise-operated number of operating weeks	13,041	12,125	7.6%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Franchise royalties and fees	$98,952	$89,950	10.0%
As a percentage of total revenues	5.0%	4.8%

Franchise-operated average weekly net sales	$47,008	$46,627	0.8%
Franchise-operated number of operating weeks	38,172	35,992	6.1%

The increase in franchise royalty and fee revenues for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 54 franchise-operated bakery-cafes and the refranchising of 30 bakery-cafes since September 30, 2014 and increased information technology fees, partially offset by the closure of 11 franchise-operated bakery-cafes since September 30, 2014.

As of September 29, 2015, there were 1,015 franchise-operated bakery-cafes open and we had received commitments to open 108 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open in the next four to five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Fresh dough and other product sales to franchisees	$46,250	$43,912	5.3%
As a percentage of total revenues	7.0%	7.1%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Fresh dough and other product sales to franchisees	$134,399	$130,161	3.3%
As a percentage of total revenues	6.8%	7.0%

The increase in fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily due to the opening of 54 franchise-operated bakery-cafes and the refranchising of 30 bakery-cafes since September 30, 2014, partially offset by the closure of 11 franchise-operated bakery-cafes since September 30, 2014.

Costs and Expenses

Cost of food and paper products

The cost of food and paper products includes the costs associated with our fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in our Consolidated Statements of Income.

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Cost of food and paper products	$178,700	$165,443	8.0%
As a percentage of bakery-cafe sales, net	30.6%	30.3%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Cost of food and paper products	$535,281	$492,524	8.7%
As a percentage of bakery-cafe sales, net	30.5%	30.1%

The increase in cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily due to food cost inflation and a shift in product mix towards higher ingredient cost products, partially offset by improved leverage of our fresh dough manufacturing costs due to additional bakery-cafe openings. For the thirteen weeks ended September 29, 2015, there was an average of 84 bakery-cafes per fresh dough facility, compared to an average of 79 for the thirteen weeks ended September 30, 2014. For the thirty-nine weeks ended September 29, 2015, there was an average of 83 bakery-cafes per fresh dough facility, compared to an average of 79 for the thirty-nine weeks ended September 30, 2014.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Labor expense	$190,736	$170,207	12.1%
As a percentage of bakery-cafe sales, net	32.6%	31.2%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Labor expense	$561,762	$500,880	12.2%
As a percentage of bakery-cafe sales, net	32.0%	30.6%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily a result of increased labor supporting ongoing operational initiatives and wage inflation.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Occupancy	$42,835	$40,357	6.1%
As a percentage of bakery-cafe sales, net	7.3%	7.4%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Occupancy	$129,083	$118,845	8.6%
As a percentage of bakery-cafe sales, net	7.3%	7.3%

The decrease in occupancy costs as a percentage of net bakery-cafe sales for the thirteen weeks ended September 29, 2015 compared to the same period in fiscal 2014 was primarily a result of improved leverage from higher comparable net bakery-cafe sales.

Occupancy costs as a percentage of net bakery-cafe sales for the thirty-nine weeks ended September 29, 2015 remained consistent compared to the same period in fiscal 2014 as improved leverage from higher comparable net bakery-cafe sales was offset by modestly higher common area maintenance costs.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Other operating expenses	$82,706	$79,094	4.6%
As a percentage of bakery-cafe sales, net	14.1%	14.5%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Other operating expenses	$252,150	$233,625	7.9%
As a percentage of bakery-cafe sales, net	14.4%	14.3%

The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended September 29, 2015 compared to the same period in fiscal 2014 was primarily a result of a recovery received from a vendor, partially offset by increased credit card processing expense.

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirty-nine weeks ended September 29, 2015 compared to the same period in fiscal 2014 was primarily a result of increased credit card processing and other controllable expenses, partially offset by a recovery received from a vendor.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Fresh dough and other product cost of sales to franchisees	$41,643	$39,100	6.5%
As a percentage of fresh dough and other product sales to franchisees	90.0%	89.0%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Fresh dough and other product cost of sales to franchisees	$118,161	$113,842	3.8%
As a percentage of fresh dough and other product sales to franchisees	87.9%	87.5%

The increase in fresh dough and other product costs of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Depreciation and amortization	$33,885	$31,187	8.7%
As a percentage of total revenues	5.1%	5.0%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
Depreciation and amortization	$100,167	$90,681	10.5%
As a percentage of total revenues	5.0%	4.9%

The increase in depreciation and amortization as a percentage of total revenues for both the thirteen and thirty-nine weeks ended September 29, 2015 compared to the same periods in fiscal 2014 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives, partially offset by the cessation of depreciation on assets classified as held for sale.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
General and administrative expenses	$37,575	$34,460	9.0%
As a percentage of total revenues	5.7%	5.6%

	For the 39 Weeks Ended		Percentage
	September 29, 2015	September 30, 2014	Change
General and administrative expenses	$103,515	$102,112	1.4%
As a percentage of total revenues	5.2%	5.5%

The increase in general and administrative expenses as a percentage of total revenues for the thirteen weeks ended September 29, 2015 compared to the same period in fiscal 2014 was primarily a result of costs to support ongoing operational initiatives, partially offset by lower corporate overhead expenses reflecting our previously announced initiative to reduce core general and administrative expenses in fiscal 2015.

The decrease in general and administrative expenses as a percentage of total revenues for the thirty-nine weeks ended September 29, 2015 compared to the same period in fiscal 2014 was primarily a result of lower corporate overhead expenses reflecting our previously announced initiative to reduce core general and administrative expenses in fiscal 2015.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes by December 29, 2015, the end of fiscal 2015. As of September 29, 2015, we refranchised 30 bakery-cafes and classified as held for sale the assets and certain liabilities of 53 bakery-cafes we expect to sell during the next 12 months.

The following table summarizes activity associated with the refranchising initiative for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended	For the 39 Weeks Ended
	September 29, 2015	September 29, 2015
Loss on assets held for sale	$1,000	$8,941
Impairment of long-lived assets	—	3,837
Professional fees and severance	596	946
Loss (gain) on sale of bakery-cafes	578	(1,992)
Refranchising loss	$2,174	$11,732

During the thirteen and thirty-nine weeks ended September 29, 2015, we recorded losses on assets held for sale of $1.0 million and $8.9 million, respectively. We also recognized impairment losses of $3.8 million during the thirty-nine weeks ended September 29, 2015 related to certain under-performing bakery-cafes. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million. On July 14, 2015, we sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, including $0.5 million for inventory on hand, with $2.0 million held in escrow for certain holdbacks, and recognized a loss on sale of $0.6 million.

Other (income) expense, net

Other (income) expense, net was $0.1 million of income for the thirteen weeks ended September 29, 2015 compared to $0.7 million of income for the thirteen weeks ended September 30, 2014. Other (income) expense, net for both the thirteen weeks ended September 29, 2015 and September 30, 2014 was comprised of immaterial items.

Other (income) expense, net was $0.9 million of expense for the thirty-nine weeks ended September 29, 2015 compared to $5.9 million of income for the thirty-nine weeks ended September 30, 2014. Other (income) expense, net for the thirty-nine weeks ended September 29, 2015 was comprised of immaterial items. Other (income) expense, net for the thirty-nine weeks ended September 30, 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter.

Liquidity and Capital Resources

Cash and cash equivalents were $275.2 million as of September 29, 2015 compared to $196.5 million as of December 30, 2014. This $78.7 million increase was primarily a result of proceeds from the issuance of long-term debt of $299.1 million, cash generated from operations during the thirty-nine weeks ended September 29, 2015 of $176.5 million, and proceeds from refranchising, sale-leaseback transactions, and the sale of property and equipment totaling $32.5 million, partially offset by the use of $280.3 million to repurchase shares of our Class A common stock and capital expenditures of $153.3 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

Excluding assets held for sale and liabilities associated with assets held for sale, we had positive working capital of $120.6 million as of September 29, 2015 compared to positive working capital of $53.5 million as of December 30, 2014. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $78.7 million and a decrease in accrued expenses of $27.5 million, partially offset by a decrease in trade and other accounts receivable of $31.1 million. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 39 Weeks Ended
	September 29, 2015	September 30, 2014
Cash provided by (used in):
Operating activities	$176,509	$194,638
Investing activities	(120,848)	(145,033)
Financing activities	23,023	(28,740)
Net increase in cash and cash equivalents	$78,684	$20,865

Operating Activities

Cash provided by operating activities was $176.5 million and $194.6 million for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirty-nine weeks ended September 29, 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses, a decrease in the net deferred income tax liability, and an increase in prepaid expenses and other. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments and the absence of bonus depreciation in fiscal 2015. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards. The decrease in the net deferred income tax liability relates primarily to the absence of bonus depreciation in fiscal 2015. The increase in prepaid expenses was primarily due to the timing of insurance prepayments.

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

Investing Activities

Cash used in investing activities was $120.8 million and $145.0 million for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.

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

	For the 39 Weeks Ended
	September 29, 2015	September 30, 2014
New bakery-cafes	$77,835	$70,311
Existing bakery-cafes	40,031	41,816
Fresh dough facilities	7,710	9,101
Support centers	27,725	34,120
Total	$153,301	$155,348

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

Financing Activities

Cash provided by financing activities was $23.0 million for the thirty-nine weeks ended September 29, 2015. Cash used in financing activities was $28.7 million for the thirty-nine weeks ended September 30, 2014. Financing activities for the thirty-nine weeks ended September 29, 2015 consisted primarily of $299.1 million of proceeds from term loan borrowings and the use of $280.3 million to repurchase shares of our Class A common stock. Financing activities for the thirty-nine weeks ended September 30, 2014 consisted primarily of the use of $134.2 million to repurchase shares of our Class A common stock and $100 million of proceeds from term loan borrowings.

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

On June 5, 2014, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. During the thirty-nine weeks ended September 30, 2014, we repurchased 277,644 shares under the 2014 repurchase authorization, at a weighted-average price of $149.84 per share, for an aggregate purchase price of approximately $41.6 million. In total, during the thirty-nine weeks ended September 30, 2014, we repurchased 790,001 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.03 per share, for an aggregate purchase price of approximately $129.1 million.

On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the thirty-nine weeks ended September 29, 2015, we repurchased 1,518,668 shares under the 2014 repurchase authorization, at an average price of $181.05 per share, for an aggregate purchase price of approximately $275.0 million. As of September 29, 2015, we had repurchased a total of 1,946,189 shares of our Class A common stock under this repurchase program, at a weighted-average price of $175.50 per share, for an aggregate purchase price of approximately $341.6 million. There was approximately $408.4 million available under the 2014 repurchase authorization as of September 29, 2015.

Term Loans

On June 11, 2014, we entered into a term loan agreement, or the 2014 Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million, or the 2014 Term Loan. The 2014 Term Loan is scheduled to mature on June 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2014 Term Loan Agreement. The 2014 Term Loan Agreement also allows us from time to time to request that the 2014 Term Loan be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America and other customary terms and conditions.

On July 16, 2015, we entered into a term loan agreement, or the 2015 Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million, or the 2015 Term Loan. The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Term Loan Agreement.

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

Installment Payment Agreement

On September 15, 2015, we entered into a Master Installment Payment Agreement, or the Master IPA, with PNC Equipment Finance, LLC, or PNC, pursuant to which PNC financed our purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million, or the 2015 Note Payable, payable in five annual installments beginning November 1, 2015 and each September 1st thereafter.

Revolving Credit Agreements

On November 30, 2012, we entered into a credit agreement, or the 2012 Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on November 30, 2017. As of December 30, 2014, we had no balance outstanding under the 2012 Credit Agreement.

On July 16, 2015, we terminated the 2012 Credit Agreement and entered into a new credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of September 29, 2015, we had no balance outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of September 29, 2015, we were, and expect to remain, in compliance with all covenant requirements.

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

Off-Balance Sheet Arrangements

As of September 29, 2015, we have guaranteed the operating leases of 26 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to December 31, 2044, with a maximum potential amount of future rental payments of approximately $76.6 million as of September 29, 2015. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. This update was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material effect on our consolidated financial statements or related disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. We early adopted ASU 2015-03 during the thirteen weeks ended June 30, 2015. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $0.2 million as of December 30, 2014 from Deposits and other to Long-term debt on our Consolidated Balance Sheets. Adoption of this standard did not impact our results of operations or cash flows in the current or previous interim and annual reporting periods.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk primarily from fluctuations in interest rates on our $400 million term loan borrowings and any borrowings we may make under our revolving credit facility of $250 million. Under the 2015 Credit Agreement, 2014 Term Loan Agreement and 2015 Term Loan Agreement, we may select interest rates equal to (1) LIBOR plus the Applicable Rate for LIBOR loans (which is an amount ranging from 1.00 percent to 1.50 percent for the term loans and 1.00 to 2.00 percent for the credit facility depending on our consolidated leverage ratio) or (2) the Base Rate (which is defined as the highest of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or LIBOR plus 1.00 percent) plus the Applicable Rate for Base Rate loans (which is an amount ranging from 0.00 percent to 0.50 percent for the term loans and 0.00 percent to 1.00 percent for the credit facility depending on our consolidated leverage ratio). An increase in the present interest rate of 100 basis points on the term loan borrowings would increase annual interest expense by approximately $4.0 million.

On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, we entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments and effectively convert variable rate term loan borrowings to a fixed rate. See Note 7, Derivative Financial Instruments, of Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, as filed with the SEC on February 23, 2015, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 29, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 29, 2015, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 - July 28, 2015	262,400	$180.11	262,400	$486,167,491
July 29, 2015 - September 1, 2015	227,794	$188.32	202,900	$448,235,091
September 2, 2015 - September 29, 2015	218,386	$182.87	217,588	$408,448,224
Total	708,580	$183.60	682,888

(1)
Includes 25,692 shares of Class A common stock surrendered by participants under the Panera Bread 1992 Stock Incentive Plan and the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

PANERA BREAD COMPANY

Dated:	October 28, 2015	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 28, 2015	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	October 28, 2015	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	General Release, dated as of October 9 2015, by and between the Registrant and Mark Wesley

10.2
Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.3
Term Loan Agreement, dated as of July 16, 2015 by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.4
Amendment No. 1, dated as of July 16, 2015, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.5
2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission of August 10, 2015 and incorporated herein by reference)

10.6
Form of Non-Qualified Stock Option Agreement for directors under the 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference)

10.7
Form of Restricted Stock Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference)

10.8
Form of Stock Settled Appreciation Right Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference)

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference)

10.10
Form of Stock Settled Appreciation Right Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference)

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