Form 10-K
period 2015-12-29
PANERA BREAD CO
filed 2016-02-18
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on June 30, 2015, was $2,725,304,483.

As of February 17, 2016, the registrant had 22,995,342 shares of Class A Common Stock ($.0001 par value per share) and 1,381,730 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 29, 2015.

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

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 1,972 Company-owned and franchise-operated bakery-cafe locations in 46 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers per day at our first bakery-cafe to currently serving nearly 8.3 million customers per week system-wide. We are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.® and Paradise Bakery & Café® trademark names.
Our bakery-cafes are located in urban, suburban, strip mall, and regional mall locations. We feature high-quality food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread, we bake fresh bread every day. We are committed to providing great tasting, quality food that people can trust. In 2014, we formalized our Food Policy, which is an articulation of Panera's long held values that expresses a commitment to clean ingredients, transparency, and a positive impact on the food system. Our bakery-cafes have a menu highlighted by flavorful, wholesome offerings, including select proteins raised without antibiotics, grass-fed beef, whole grain bread, and select organic ingredients, with zero grams of artificial trans fat per serving. We strive to create new standards in everyday food choices, and our menu includes a wide variety of year-round favorites complemented by new items introduced seasonally. In neighborhoods across the United States and in Ontario, Canada, our customers are drawn to our warm and welcoming environment, which features comfortable gathering areas, relaxing decor, and free Internet access. Our bakery-cafes routinely donate bread and baked goods to community organizations in need.
We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 29, 2015, our Company bakery-cafe operations segment consisted of 901 Company-owned bakery-cafes and our franchise operations segment consisted of 1,071 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 29, 2015, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated), located throughout the United States and one in Ontario, Canada. In the fiscal year ended December 29, 2015, or fiscal 2015, our revenues were $2,682 million, consisting of $2,359 million of Company-owned net bakery-cafe sales, $139 million of franchise royalties and fees, and $184 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $2,478 million in fiscal 2015. See Note 19 to our consolidated financial statements for further segment information.
Our fiscal year ends on the last Tuesday in December. The fiscal years ended December 29, 2015 and December 30, 2014, or fiscal 2014, each had 52 weeks. The fiscal year ended December 31, 2013, or fiscal 2013, had 53 weeks with the fourth quarter comprising 14 weeks.

Concept and Strategy

Thirty years ago, at a time when quick service often meant low quality, Panera set out to challenge this expectation. We believed that food that was good and that you could feel good about, served in a warm and welcoming environment by people who cared, could bring out the best in all of us. To us, that is food as it should be and that is why we exist.

So we began with a simple commitment: to bake fresh bread from fresh dough in our bakery-cafes. No short cuts, just bakers with simple ingredients and hot ovens. Each night, any unsold bread and baked goods were shared with neighbors in need.

These traditions carry on today, as we have continued to find ways to be an ally to our guests. That means crafting a menu of soups, salads and sandwiches that we are proud to feed our families. Like poultry and pork raised without antibiotics on our salads and sandwiches. A commitment to transparency and options that empower our guests to eat the way they want. Seasonal flavors and whole grains. And a commitment to removing artificial additives (flavors, colors, sweeteners and preservatives) from our food in all of our bakery-cafes in the United States by the end of 2016.

We’re also focused on improving quality and convenience. With investments in technology and operations, we now offer new ways to enjoy your Panera favorites - including mobile ordering, Rapid Pick-Up for to-go orders, delivery and consumer packaged goods available at various grocers throughout the country - all designed to make things easier for our guests.
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
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, and take home, through both on-premise sales and off-premise Panera® Catering. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences, mood, and price. Our goal is to be the place worth crossing the street for to enjoy Panera food. Because of that goal, we are working to drive increased customer desire through Concept Essence 2015, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors, which includes innovations in food, marketing, and store design.
In addition to our in-bakery-cafe dining experience, we offer Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure that includes an on-line ordering system. To support our bakery-cafes in servicing small-, medium- and large-order catering markets, we operate catering-only units, referred to as delivery hubs. As of December 29, 2015, there were 27 Company-owned and one franchise-operated delivery hubs.
Menu
Our menu is designed to provide a variety of food products our customers crave, along with transparency to empower them to choose how they want to eat. Panera was the first national restaurant company to voluntarily add calories to its menu boards in 2010 and currently includes this information on menu boards at all of our Company-owned bakery-cafes. We feature a menu which includes proprietary items prepared with high-quality, fresh ingredients, including our fresh-from-the-field romaine lettuce and tomatoes and our chicken raised without antibiotics, as well as unique recipes and toppings designed to provide appealing, flavorful products. Our menu embodies a comprehensive set of commitments formally articulated in our Food Policy and consistent with our long held values. The Food Policy outlines our advocacy for a commitment to clean ingredients and a positive impact on the food system. In May 2015, we announced our “No No List” of artificial additives that will be removed from our food in all of our bakery-cafes in the United States by the end of 2016.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches on freshly baked breads; hearty, unique soups; freshly prepared and hand-tossed salads; pasta dishes; and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks and smoothies. We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave.
Operational Excellence
We believe that operational excellence is the most important element of Panera Warmth, a concept that reflects the totality of the experience that our customers receive and can take home to share with friends and family, and without strong execution and operational skills, it is difficult to build and maintain a long-lasting relationship with our customers. As a result, we are concentrating efforts and resources on our Panera 2.0 initiative, a strategic initiative intended to enhance the experience for both our dine-in and to-go guests. This enhanced guest experience is enabled by technology and operational improvements designed to keep up with high transaction volumes and to deliver unrestrained production demand. Panera 2.0 is part of a broader set of initiatives designed to make Panera a better competitive alternative and to enable expanded growth through not only Panera 2.0 but also through innovation in operations, food, and marketing, utilization of delivery hubs, expanded small-order delivery and our investments in technology to create the capabilities needed to support these initiatives.
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
Management Information Systems
We believe technology is a differentiator in the restaurant business. We are committed to being a leader in technology that makes a difference to our customers by providing a greater degree of access and convenience. As a result, we are concentrating efforts and resources on our Panera 2.0 initiative, which is intended to enhance the experience for both our dine-in and to-go guests. The enhanced guest experience is enabled by technology, including the convenience of digital ordering and Rapid Pick-Up, and operational improvements. We expect to continue to make substantial investments in technology designed to provide greater access for customers, increased operational capabilities including improved labor and inventory management tools, and improvements in core enterprise systems. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks and prevent breaches, and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information remains a priority for us.
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
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management with quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We are also investing in enhanced back-of-house forecasting and labor scheduling systems to improve the effectiveness of these capabilities. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction counts, product mix, average check, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail and fresh dough facility associates and on-line baking instructions for our bakers.

Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build brand recognition and awareness, but also to build deeper relationships with our customers who we believe will help advocate for our brand.
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, and the Internet. In addition, we market through a national cable television campaign as a way to reach a broader audience. We believe our shift to a greater emphasis on national and digital advertising will help us improve and increase recognition of our brand and competitive differentiation. More recently, in the second quarter of fiscal 2015, Panera unveiled a new campaign: Food as it should be. We believe the campaign speaks to our values and achievements, including our commitment to be an ally for the wellness of our guests.
Our MyPanera® customer loyalty program allows our customers to earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through their receipt of rewards and enticing them to return to our bakery-cafes. Further, MyPanera offers us valuable insight into the preferences of our customers to help us further refine our marketing message and menu design. We believe MyPanera is the largest customer loyalty program in the industry, with approximately 22 million customers enrolled in MyPanera at the end of fiscal 2015. During fiscal 2015, approximately 50 percent of our transactions in our bakery-cafes were attached to a MyPanera loyalty program card.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. In fiscal 2015, our franchise-operated bakery-cafes contributed 2.6 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 0.8 percent of their net sales on advertising in their respective markets. The national advertising fund and marketing administration contributions from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
Capital Resources and Deployment of Capital
We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to borrow up to $250 million under a credit facility. Our capital requirements, including development costs related to the opening or acquisition of additional Company-owned bakery-cafes and fresh dough facilities, maintenance and remodel expenditures, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives have been and will continue to be significant. However, we believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements for the foreseeable future.
We believe the best use of our capital is to invest in our core business, either through the development of new bakery-cafes or the enhancement of the guest experience in existing bakery-cafes.
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
Our concept has proved successful in different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,500 square feet as of December 29, 2015. We lease nearly all of our bakery-cafe locations and all of our fresh dough facilities. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost excluding capitalized development overhead for the 57 Company-owned bakery-cafes that opened in fiscal 2015 was approximately $1.4 million per bakery-cafe.

We also return cash to stockholders in the form of share repurchases under our publicly announced share repurchase authorizations. During fiscal 2015, we repurchased 2,201,719 shares of our Class A common stock for an aggregate purchase price of approximately $399.9 million. During fiscal 2014, we repurchased 941,878 shares of our Class A common stock for an aggregate purchase price of approximately $154.1 million. During fiscal 2013, we repurchased 1,992,250 shares of our Class A common stock for an aggregate purchase price of approximately $332.1 million.
Franchise Operations
Our franchisees, which as of December 29, 2015 operated approximately 54 percent of our bakery-cafes, are comprised of 33 franchise groups with an average of approximately 32 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If all of these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 29, 2015, we had 1,071 franchise-operated bakery-cafes operating throughout the United States and in Ontario, Canada, and we have received commitments to open 128 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are generally established in our Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these planned bakery-cafes to open within the next five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Pursuant to a typical ADA, we receive a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally five percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2015 were $138.6 million, or 5.2 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. We also provide to our franchise-operated bakery-cafes, for a fee, limited information technology services and access to information technology infrastructure supporting operational initiatives. As of December 29, 2015, we did not hold an equity interest in any of our franchise-operated bakery-cafes.
Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us with a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply dough for our fresh bread on a daily basis, along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 29, 2015, we had 24 fresh dough facilities, 22 of which were Company-owned, including one located in Ontario, Canada, to support the 17 bakery-cafes located within that market.
Fresh dough is the key to our high-quality, artisan bread, and fresh produce is essential to our high-quality salads and sandwiches. We distribute fresh dough and produce through a leased fleet of temperature controlled trucks operated by our associates. As of December 29, 2015, we leased 254 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles.
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
Food quality and safety has been and will continue to be a priority for us. We have rigorous processes in place and follow industry standard practices for quality and safety. We monitor evolving best practices in food safety and work with our vendors to implement them. We believe these processes help to ensure we serve safe, wholesome food at our bakery-cafes.
Competition
We compete with a variety of national, regional and locally-owned food service companies, including specialty food, casual dining and quick-service restaurants, bakeries, and restaurant retailers. Our bakery-cafes compete in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, take home, catering, delivery, and consumer packaged goods. We believe we are able to compete favorably against other food service providers through our convenient bakery-cafe locations, appealing environment, high-quality food, beverages, customer service, and marketing. Some of our competitors are larger than we are and have substantially greater financial resources than we do. For further information regarding competition, see Item 1A. Risk Factors.
Employees
As of December 29, 2015, we had approximately 47,200 total associates of whom 23,800 work, on average, at least 25 hours per week. Approximately 44,400 associates were employed in our bakery-cafe operations as bakers, managers, and associates, approximately 1,500 were employed in our fresh dough facility operations, and approximately 1,300 were employed in general or administrative functions, principally in our support centers. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to maintain the quality of our operations.
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
Corporate History and Additional Information
We are a Delaware corporation, formed in 1981. Our principal offices are located at 3630 South Geyer Road, Suite 100, St. Louis, Missouri, 63127, and our telephone number is (314) 984-1000.
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
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. We rely on one distribution partner to deliver the majority of our non-dough ingredients and other products to our bakery-cafes two or three times per week, and we supply our bakery-cafes with fresh dough and certain other products, including produce, on a daily basis. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. Additionally, we currently depend on a limited number of suppliers for several of our proteins, such as selected proteins raised without antibiotics, which are sold in most Company-owned and franchise-operated bakery-cafes. As there are few producers of proteins raised without antibiotics, it may be difficult or more costly for us to find alternative suppliers, if necessary. If we have to seek new suppliers or service providers, we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our bakery-cafes, which could cause a bakery-cafe to remove items from its menu. If such actions were to occur, customers could change their dining habits, and affected bakery-cafes could experience significant reductions in sales during the shortage or thereafter.
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
Our financial results could be negatively impacted if we fail to generate expected revenue and profits from substantial investments in our bakery-cafes to enable a better customer experience.
Operational excellence and the continued improvement of our customer experience are among our highest priorities and as such we have made significant investments in our bakery-cafes over the past several years. We expect to continue to make significant investments during fiscal 2016 and going forward in technology, operational tools, and related systems, as well as the labor necessary to support this technology, in areas which include, but are not limited to, the ordering process, food production and the delivery of food to the customer. Our inability to accurately predict the costs and rollout of such initiative across our system or our failure to generate expected revenue and profits from such activities and investments could negatively impact our financial results.
Changes in customer tastes and preferences may reduce the frequency of their visits to our bakery-cafes or may cause them to cease paying our prices for high-quality food.
Our success depends in large part on our customers' continued belief that food made with high-quality ingredients, including selected proteins raised without antibiotics, our artisan breads, and food items made without artificial preservatives, colors, sweeteners or flavors is worth the prices charged at our bakery-cafes relative to the lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could result in decreased demand for our products or require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.
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
These strategic initiatives include:

•	introducing new menu items and improving existing items consistent with customer tastes and expectations and our commitment to food that customers can trust through our food policy initiatives;

•	generating increased sales through catering and small order delivery, including through our Panera® Catering and Panera to You® initiatives;

•
our ability to achieve the benefits of our refranchising initiative, which will depend on various factors including the returns we realize from such transactions and whether the resulting ownership mix supports our financial objectives;

•	balancing unit growth while meeting target returns on invested capital for locations;

•	generating additional revenue and corresponding profits through the retail sale of consumer packaged goods through alternative channels of distribution;

•	identifying alternative formats for our bakery-cafes to enable us to open locations in more diverse locations;

•	investing in technology and systems designed to enable our managers to focus their energy on improving the customer experience in our bakery-cafes;

•
increasing brand awareness through greater investment in marketing and advertising, including increased national television advertising and digital advertising and continued leveraging of our MyPanera® loyalty program;

•	investing in labor and the related management tools to meet the demands necessary to maximize throughput and capacity in our bakery-cafes;

•	simplifying our operating procedures to facilitate the operation of high volume bakery-cafes; and

•	investing in technology designed to drive demand and increase transaction counts and frequency in our bakery-cafes.
Customer preferences and traffic could be adversely impacted by health concerns about certain food products, reports of food-borne illnesses or food safety issues, any of which could result in a decrease in demand for our products.
Customer preferences and traffic could be adversely impacted by health concerns or negative publicity about the consumption of particular food products, which could cause a decline in demand for those products and adversely impact our sales. Additionally, regardless of the source or cause, reports of food-borne illnesses or other food safety issues (including food tampering or contamination) in the food service industry could cause customers to shift their preferences, result in negative publicity regarding restaurants generally and adversely impact our sales. For example, recent outbreaks of E. coli in certain beef products or produce and outbreaks of salmonella in cantaloupes, jalapeños and spinach caused consumers to avoid these products. These problems, other food-borne illnesses (such as norovirus, hepatitis A or trichinosis), and injuries caused by food tampering have in the past, and could in the future, require us to temporarily close bakery-cafes. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and a decrease in customer traffic to our bakery-cafes. Furthermore, any instances of food contamination, whether or not at our bakery-cafes, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration's recently enacted Food Safety Modernization Act.
Security breaches of confidential customer information or personal employee information may adversely affect our business.
Each year, we engage in millions of transactions with our customers. Approximately 75 percent of our bakery-cafe sales are by credit or debit card. Additionally, as we continue to evolve our e-commerce initiatives we expect our credit card transactions, specifically online and mobile, to increase. In connection with credit card sales, including online and through mobile applications, we and our franchisees transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales; we and our franchisees' security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a third party is able to circumvent these security measures, information could be stolen or destroyed potentially causing a disruption of our operations. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third party business partners or service providers, regardless if a breach has been attempted or has occurred, can also adversely impact our brand and reputation and materially impact our business.
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
If we are not successful in our initiatives related to delivering food you can trust to our customers, our financial results could be negatively impacted.
Our commitment to serve food that customers can trust represents an important part of our business. We currently use a significant number of ingredients raised or manufactured with an emphasis on practices we believe to be more responsible than some conventional practices, such as selected proteins raised without antibiotics. We may encounter supply challenges for such ingredients, particularly proteins. We have also made a commitment to remove artificial colors, flavors, sweeteners and preservatives from our food in all of our bakery-cafes in the United States by the end of 2016. This commitment will increase our costs.
If, as a result of any of these factors we are unable to obtain a sufficient and consistent supply of such ingredients on a cost-effective basis, our food costs could increase, which could adversely affect our operating margins. We may also face adverse publicity or liability for false advertising claims if there is not adherence to all of the elements of our food policy and related initiatives, such as responsible animal welfare policies and similar criteria on which we base our purchasing decisions. A few of our markets temporarily served conventionally raised turkey for a brief period during fiscal 2014 due to supply shortages. These factors could also make it difficult to align our food policy initiatives, which could make us less popular among our customers and cause sales to decline. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted.
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
Our success depends, in part, on our continuing ability to hire, train, motivate, and retain qualified associates in our bakery-cafes, fresh dough facilities, and support centers in a competitive labor market. We look to hire warm, friendly, motivated and caring associates, who are excited and committed to embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.
Our ability to increase our revenues and operating profits could be adversely affected if we are unable to execute our bakery-cafe growth strategy or achieve sufficient returns on invested capital in bakery-cafe locations.
Our bakery-cafe growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

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
Our bakery-cafe growth strategy also includes continued development of bakery-cafes through franchising. At December 29, 2015, approximately 54 percent of our bakery-cafes were operated by franchisees (1,071 franchise-operated bakery-cafes out of a total of 1,972 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
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
As our business depends upon consumer discretionary spending, our financial results are sensitive to broader macroeconomic conditions. Our customers may make fewer discretionary purchases as a result of, for example, unemployment, increased fuel and energy costs, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction counts, average check amount and margin growth, any significant decrease in customer traffic or average profit per transaction resulting from fewer purchases by our customers or our customers' preferences to trade down to lower priced products on our menu will negatively impact our financial performance. If negative economic conditions persist for an extended period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. Additionally, financial difficulties experienced by our suppliers could result in product delays or shortages. Although the economy is showing signs of a recovery, the ability of the United States economy to sustain this recovery is likely to be affected by several national and global factors that are outside of our control.
Damage to our brands or reputation could negatively impact our business.
Our success depends substantially on the value of our brands and our reputation for offering high-quality food and a memorable experience with superior customer service. Our brands have been highly rated in annual consumer surveys and have received high recognition in industry publications. We believe that we must protect and grow the value of our brands through our Concept Essence 2015 to differentiate ourselves from our competitors and continue our success. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value and have an adverse effect on our business.
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
In addition, various federal, state, local and foreign labor laws govern our operations and our relationship with our associates, including minimum wage requirements, overtime, accommodation and working conditions, benefits, work authorization requirements, insurance matters, workers’ compensation, disability laws such as the ADA discussed above, child labor laws, and anti-discrimination laws.

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
The effect of changes to healthcare laws in the United States may increase our healthcare costs and negatively impact our financial results.
The Affordable Care Act was enacted in March 2010. We have continued to evaluate the potential impacts of this law on our business and accommodate various parts of the law and related rules and regulations as they take effect. Changes in the law that took effect in 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but elect not to participate in our healthcare plans increasingly finding it advantageous to do so, which may increase our healthcare costs in the future. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.
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

If we are unable to continue to repurchase our stock consistent with investor expectations, our earnings per share growth rate and stock price may be negatively affected.
Our stock repurchase program could require the use of a significant portion of or exceed our cash flow. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future or to borrow money from available lending sources. Any failure to repurchase stock following an announcement of our intention to do so could negatively impact our earnings per share growth rate and potentially our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease nearly all of our bakery-cafe locations, fresh dough facilities, and support centers.
The square footage of our Company-owned leased fresh dough facilities as of December 29, 2015 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,800
Atlanta, GA	26,000
Beltsville, MD	35,700
Chandler, AZ	7,500
Chicago, IL	52,000
Cincinnati, OH	32,000
Denver, CO	10,000
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	50,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,500
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	27,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	23,800
Ontario, Canada	16,000

(1)	Total square footage includes approximately 20,000 square feet utilized for tuna and cream cheese production.

The average size of our Company-owned bakery-cafes as of December 29, 2015 was approximately 4,500 square feet. As of December 29, 2015, 1,972 bakery-cafes operated in the following locations:

Location	Company-Owned Bakery-Cafes	Franchise-Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	19	3	22
Arizona	34	9	43
Arkansas	—	9	9
California	62	111	173
Colorado	—	38	38
Connecticut	19	16	35
Delaware	—	6	6
Florida	68	109	177
Georgia	21	29	50
Idaho	1	—	1
Illinois	73	38	111
Indiana	38	1	39
Iowa	3	18	21
Kansas	—	21	21
Kentucky	25	4	29
Louisiana	1	9	10
Maine	—	6	6
Maryland	—	53	53
Massachusetts	4	67	71
Michigan	53	22	75
Minnesota	24	3	27
Mississippi	—	4	4
Missouri	47	24	71
Nebraska	13	2	15
Nevada	—	7	7
New Hampshire	—	12	12
New Jersey	51	14	65
New Mexico	5	—	5
New York	54	57	111
North Carolina	44	16	60
North Dakota	4	—	4
Ohio	8	124	132
Oklahoma	—	17	17
Oregon	13	—	13
Pennsylvania	33	65	98
Rhode Island	—	8	8
South Carolina	10	11	21
South Dakota	2	—	2
Tennessee	18	20	38
Texas	28	55	83
Utah	—	6	6
Vermont	5	—	5
Virginia	71	12	83
Washington	4	25	29
West Virginia	—	11	11
Wisconsin	27	3	30
District of Columbia	8	—	8
Ontario, Canada	11	6	17
	901	1,071	1,972
Included in the number of Company-owned bakery-cafes are 12 takeout and delivery concept units. Excluded from the number of total bakery-cafes are 28 catering-only units (27 Company-owned and one franchise-operated), referred to as delivery hubs.

ITEM 3. LEGAL PROCEEDINGS

On July 2, 2014, a purported class action lawsuit was filed against one of our subsidiaries by Jason Lofstedt, a former employee of one our subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, more recently, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015, in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager.  We believe our subsidiary has meritorious defenses to each of the claims in these lawsuits and we are prepared to vigorously defend the allegations therein.  There can be no assurance, however, that our subsidiary will be successful, and an adverse resolution of any one of these lawsuits could have a material adverse effect on our consolidated financial position and results of operations in the period in which one or all of these lawsuits are resolved.  We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

	For the fiscal year ended
	December 29, 2015		December 30, 2014
	High	Low	High	Low
First Quarter	$176.62	$153.68	$190.38	$164.46
Second Quarter	$186.80	$162.52	$173.67	$147.94
Third Quarter	$204.48	$174.51	$162.72	$143.35
Fourth Quarter	$197.68	$166.26	$176.19	$159.89

On February 17, 2016, the last sale price for our Class A common stock, as reported on the Nasdaq Global Select Market, was $207.03. As of February 17, 2016, we had 985 holders of record of our Class A common stock and 22 holders of record of our Class B common stock.
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2015 - October 27, 2015	228,114	$189.41	228,100	$365,244,708
October 28, 2015 - December 1, 2015	331,888	$176.21	330,700	$306,972,892
December 2, 2015 - December 29, 2015	124,255	$189.17	124,251	$283,468,868
Total	684,257	$182.96	683,051

(1)
Includes 1,206 shares of Class A common stock surrendered by participants under the Panera Bread 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 29, 2015	December 30, 2014	December 31, 2013	December 25, 2012	December 27, 2011
Revenues:
Bakery-cafe sales, net	$2,358,794	$2,230,370	$2,108,908	$1,879,280	$1,592,951
Franchise royalties and fees	138,563	123,686	112,641	102,076	92,793
Fresh dough and other product sales to franchisees	184,223	175,139	163,453	148,701	136,288
Total revenues	2,681,580	2,529,195	2,385,002	2,130,057	1,822,032
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$715,502	$669,860	$625,622	$552,580	$470,398
Labor	754,646	685,576	625,457	559,446	484,014
Occupancy	169,998	159,794	148,816	130,793	115,290
Other operating expenses	334,635	314,879	295,539	256,029	216,237
Total bakery-cafe expenses	1,974,781	1,830,109	1,695,434	1,498,848	1,285,939
Fresh dough and other product cost of sales to franchisees	160,706	152,267	142,160	131,006	116,267
Depreciation and amortization	135,398	124,109	106,523	90,939	79,899
General and administrative expenses	142,904	138,060	123,335	117,932	113,083
Pre-opening expenses	9,089	8,707	7,794	8,462	6,585
Refranchising loss	17,108	—	—	—	—
Total costs and expenses	2,439,986	2,253,252	2,075,246	1,847,187	1,601,773
Operating profit	241,594	275,943	309,756	282,870	220,259
Interest expense	3,830	1,824	1,053	1,082	822
Other (income) expense, net	1,192	(3,175)	(4,017)	(1,208)	(466)
Income before income taxes	236,572	277,294	312,720	282,996	219,903
Income taxes	87,247	98,001	116,551	109,548	83,951
Net income	149,325	179,293	196,169	173,448	135,952
Less: Net loss attributable to noncontrolling interest	(17)	—	—	—	—
Net income attributable to Panera Bread Company	$149,342	$179,293	$196,169	$173,448	$135,952
Earnings per common share attributable to Panera Bread Company:
Basic	$5.81	$6.67	$6.85	$5.94	$4.59
Diluted	$5.79	$6.64	$6.81	$5.89	$4.55
Weighted average shares of common and common equivalent shares outstanding:
Basic	25,685	26,881	28,629	29,217	29,601
Diluted	25,788	26,999	28,794	29,455	29,903
Consolidated balance sheet data:
Cash and cash equivalents	$241,886	$196,493	$125,245	$297,141	$222,640
Trade and other accounts receivable	115,786	106,653	84,602	86,262	54,709
Property and equipment, net	776,248	787,294	669,409	571,754	492,022
Total assets	1,475,318	1,390,686	1,180,862	1,268,163	1,027,322
Current liabilities	399,443	352,712	303,325	277,540	238,334
Long-term liabilities	574,594	301,790	177,645	168,704	133,912
Redeemable noncontrolling interest	3,981	—	—	—	—
Stockholders’ equity	497,300	736,184	699,892	821,919	655,076
Franchisee revenues (2)	$2,477,963	$2,281,755	$2,175,155	$1,981,674	$1,828,188
Comparable net bakery-cafe sales percentage for (2)(3):
Company-owned bakery-cafes	3.0%	1.4%	2.6%	6.5%	4.9%
Franchise-operated bakery-cafes	1.0%	0.9%	2.0%	5.0%	3.4%
Bakery-cafe data:
Company-owned bakery-cafes open	901	925	867	809	740
Franchise-operated bakery-cafes open	1,071	955	910	843	801
Total bakery-cafes open	1,972	1,880	1,777	1,652	1,541

(1)	The fiscal year ended December 31, 2013, or fiscal 2013, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

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
Our fiscal year ends on the last Tuesday in December. The fiscal years ended December 29, 2015 and December 30, 2014 each had 52 weeks. The fiscal year ended December 31, 2013 had 53 weeks with the fourth quarter comprising 14 weeks.

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
Executive Summary of Results
Overview

•	Total revenues increased 6.0 percent to $2,682 million in fiscal 2015 compared to $2,529 million in fiscal 2014.

•	Fiscal 2015 Company-owned comparable net bakery-cafe growth of 3.0 percent comprised of year-over-year average check growth of 2.2 percent and transaction growth of 0.8 percent.

•
Earnings per diluted share for fiscal 2015 was $5.79 compared to earnings per diluted share of $6.64 in fiscal 2014. Included in earnings per diluted share for fiscal 2015 were charges related to our refranchising initiative of $0.42 per diluted share. Included in earnings per diluted share for fiscal 2014 was a total benefit of $0.16 per diluted share from the favorable resolution of an insurance coverage matter, additional federal tax credits, and an increased deduction for domestic production activities, and a goodwill impairment charge of $0.05 per diluted share.

•	Completed the conversion of 304 bakery-cafes to Panera 2.0 during fiscal 2015, bringing the total number of conversions to 410.

•	Completed the refranchising of 75 Company-owned bakery-cafes during fiscal 2015 for proceeds of $47 million.

•	We returned $400 million to our stockholders in fiscal 2015 through share repurchases compared to $154 million in fiscal 2014.

Consolidated Statements of Income Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Revenues:
Bakery-cafe sales, net	88.0%	88.2%	88.4%
Franchise royalties and fees	5.2	4.9	4.7
Fresh dough and other product sales to franchisees	6.9	6.9	6.9
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	30.3%	30.0%	29.7%
Labor	32.0	30.7	29.7
Occupancy	7.2	7.2	7.1
Other operating expenses	14.2	14.1	14.0
Total bakery-cafe expenses	83.7	82.1	80.4
Fresh dough and other product cost of sales to franchisees (2)	87.2	86.9	87.0
Depreciation and amortization	5.0	4.9	4.5
General and administrative expenses	5.3	5.5	5.2
Pre-opening expenses	0.3	0.3	0.3
Refranchising loss	0.6	—	—
Total costs and expenses	91.0	89.1	87.0
Operating profit	9.0	10.9	13.0
Interest expense	0.1	0.1	—
Other (income) expense, net	—	(0.1)	(0.2)
Income before income taxes	8.8	11.0	13.1
Income taxes	3.3	3.9	4.9
Net income	5.6%	7.1%	8.2%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Number of bakery-cafes:
Company-owned:
Beginning of period	925	867	809
Bakery-cafes opened	57	65	63
Bakery-cafes closed	(6)	(7)	(6)
Bakery-cafes acquired from franchisees (1)	—	—	1
Bakery-cafes refranchised (2)	(75)	—	—
End of period	901	925	867
Franchise-operated:
Beginning of period	955	910	843
Bakery-cafes opened	55	49	70
Bakery-cafes closed	(14)	(4)	(2)
Bakery-cafes acquired by Company (1)	—	—	(1)
Bakery-cafes refranchised (2)	75	—	—
End of period	1,071	955	910
System-wide:
Beginning of period	1,880	1,777	1,652
Bakery-cafes opened	112	114	133
Bakery-cafes closed	(20)	(11)	(8)
End of period (3)	1,972	1,880	1,777

(1)	In April 2013, we acquired one bakery-cafe from a Florida franchisee.

(2)
In March 2015, we refranchised one bakery-cafe to an existing franchisee. In July 2015, we refranchised 29 bakery-cafes to an existing franchisee. In October 2015, we refranchised 45 bakery-cafes to a new franchisee.

(3)
Excluded from the number of total bakery-cafes were 28, 22, and six catering-only units, referred to as delivery hubs, as of the fiscal years ended December 29, 2015, December 30, 2014, and December 31, 2013, respectively.

Comparable Net Bakery-cafe Sales
Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the fiscal year ended
	December 29, 2015	December 30, 2014 (1)	December 31, 2013 (2)
Company-owned	3.0%	1.4%	2.6%
Franchise-operated	1.0%	0.9%	2.0%
System-wide	1.9%	1.1%	2.3%

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

The following table summarizes the composition of comparable Company-owned net bakery-cafe sales growth for the periods indicated:

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Price	1.9%	1.0%	1.8%
Mix	0.3%	0.3%	2.0%
Average check	2.2%	1.3%	3.8%

Transactions	0.8%	0.1%	(1.2)%
Company-owned comparable net bakery-cafe sales growth	3.0%	1.4%	2.6%
The increase in transactions during fiscal 2015 was due to a variety of factors, including, but not limited to, the effectiveness of our new marketing campaign and momentum from our strategic initiatives, partially offset by severe weather. Price growth in fiscal 2015 was 1.9%, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix in fiscal 2015 was primarily due to higher catering sales growth, more items per check, and increased sales of higher-priced items.

Fiscal 2016 Outlook

We are targeting full year fiscal 2016 diluted earnings per share growth of 2% to 5% when compared to full year fiscal 2015, excluding the impact of one-time charges. The diluted earnings per share target range is based on anticipated Company-owned comparable net bakery-cafe sales growth for fiscal 2016 of 3.5% to 4.5%. We also expect operating margin will be down 50 to 100 basis points when compared to fiscal 2015 which reflects startup and transition costs associated with our initiatives, excluding the impact of one-time charges.

In fiscal 2016, we anticipate opening 90 to 100 bakery-cafes system-wide and expect average weekly net sales for new Company-owned bakery-cafes of $45,000 to $47,000.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Bakery-cafe sales, net	$2,358,794	$2,230,370	$2,108,908	5.8%	5.8%
Franchise royalties and fees	138,563	123,686	112,641	12.0%	9.8%
Fresh dough and other product sales to franchisees	184,223	175,139	163,453	5.2%	7.1%
Total revenue	$2,681,580	$2,529,195	$2,385,002	6.0%	6.0%

System-wide average weekly net sales	$48,357	$47,655	$47,403	1.5%	0.5%
The growth in total revenues in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 112 new bakery-cafes system-wide and the 1.9 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2015, partially offset by the refranchising of 75 bakery-cafes and the closure of 20 bakery-cafes system-wide in fiscal 2015.
The growth in total revenues in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 114 new bakery-cafes system-wide and the 1.1 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the closure of 11 bakery-cafes system-wide in fiscal 2014 and the impact of the additional week in fiscal 2013, which contributed total revenues of approximately $35.0 million.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Bakery-cafe sales, net	$2,358,794	$2,230,370	$2,108,908	5.8%	5.8%
As a percentage of total revenue	88.0%	88.2%	88.4%

Company-owned average weekly net sales	$49,090	$48,114	$47,741	2.0%	0.8%
Company-owned number of operating weeks	48,041	46,356	44,173	3.6%	4.9%

The increase in net bakery-cafe sales in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 57 new Company-owned bakery-cafes and the 3.0 percent increase in Company-owned comparable net bakery-cafe sales in fiscal 2015, partially offset by the refranchising of 75 bakery-cafes and the closure of six Company-owned bakery-cafes in fiscal 2015.

The increase in net bakery-cafe sales in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 65 new Company-owned bakery-cafes and the 1.4 percent increase in Company-owned comparable net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the closure of seven Company-owned bakery-cafes in fiscal 2014 and the impact of the additional week in fiscal 2013, which contributed net bakery-cafes sales of approximately $29.8 million.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2015 compared to the prior fiscal year was primarily due to the impact of new marketing initiatives and price increases in fiscal 2015, partially offset by modestly lower average weekly sales in fiscal 2015 for bakery-cafes opened in fiscal 2014.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2014 compared to the prior fiscal year was primarily due to average check growth that resulted from retail price increases and our category management initiatives, partially offset by lower average weekly sales in fiscal 2014 for bakery-cafes opened in fiscal 2013.
Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Franchise royalties	$134,576	$120,125	$110,461	12.0%	8.7%
Franchise fees	3,987	3,561	2,180	12.0%	63.3%
Total	$138,563	$123,686	$112,641	12.0%	9.8%

Franchise-operated average weekly net sales	$47,680	$47,215	$47,079	1.0%	0.3%
Franchise-operated number of operating weeks	51,970	48,327	46,202	7.5%	4.6%

The increase in franchise royalty and fee revenues in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 55 franchise-operated bakery-cafes, the refranchising of 75 bakery-cafes, increased information technology fees, and the 1.0 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2015, partially offset by the closure of 14 franchise-operated bakery-cafes in fiscal 2015.

The increase in franchise royalty and fee revenues in fiscal 2014 compared to the prior fiscal year was primarily due to the opening of 49 franchise-operated bakery-cafes, increased information technology fees, and the 0.9 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2014 on a calendar basis, partially offset by the impact of the additional week in fiscal 2013, which contributed franchise royalties and fees of approximately $2.4 million.

As of December 29, 2015, there were 1,071 franchise-operated bakery-cafes open and we have received commitments to open 128 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in their respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Fresh dough and other product sales to franchisees	$184,223	$175,139	$163,453	5.2%	7.1%
The increase in fresh dough and other product sales to franchisees in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 55 franchise-operated bakery-cafes, the refranchising of 75 bakery-cafes, and the 1.0 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2015.
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
Costs and Expenses
The cost of food and paper products includes the costs associated with our fresh dough and other product operations that sell fresh dough and other products to Company-owned bakery-cafes, as well as the cost of food and paper products supplied by third-party vendors and distributors. The costs associated with our fresh dough and other product operations that sell fresh dough and other products to the franchise-operated bakery-cafes are excluded from the cost of food and paper products and are shown separately as fresh dough and other product cost of sales to franchisees in the Consolidated Statements of Income.

Cost of food and paper products

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Cost of food and paper products	$715,502	$669,860	$625,622	6.8%	7.1%
As a percentage of bakery-cafe sales, net	30.3%	30.0%	29.7%
The increase in the cost of food and paper products in fiscal 2015 as a percentage of net bakery-cafe sales was primarily due to food cost inflation and a shift in product mix towards higher ingredient cost products, partially offset by improved leverage of our fresh dough manufacturing costs due to an increase in bakery-cafes per fresh dough facility.
The increase in the cost of food and paper products in fiscal 2014 as a percentage of net bakery-cafe sales was primarily due to higher ingredient costs, including, but not limited to, increases in the costs of butter, avocados, and bacon, partially offset by improved leverage of our fresh dough manufacturing costs due to an increase in bakery-cafes per fresh dough facility.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Labor expense	$754,646	$685,576	$625,457	10.1%	9.6%
As a percentage of bakery-cafe sales, net	32.0%	30.7%	29.7%
The increase in labor expense in fiscal 2015 as a percentage of net bakery-cafe sales was primarily a result of increased labor supporting ongoing operational initiatives and wage inflation.
The increase in labor expense in fiscal 2014 as a percentage of net bakery-cafe sales was primarily a result of adding additional labor hours, as well as employees, in the bakery-cafes and related training costs, both to support ongoing operational initiatives, partially offset by lower manager bonus expense.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Occupancy	$169,998	$159,794	$148,816	6.4%	7.4%
As a percentage of bakery-cafe sales, net	7.2%	7.2%	7.1%
Occupancy costs in fiscal 2015 as a percentage of net bakery-cafe sales remained consistent compared to fiscal 2014 as modestly higher common area maintenance costs were offset by improved leverage from higher comparable net bakery-cafe sales.
The increase in occupancy costs in fiscal 2014 as a percentage of net bakery-cafe sales was primarily a result of modestly higher average occupancy costs in new bakery-cafes and higher real estate taxes.

Other operating expenses

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Other operating expenses	$334,635	$314,879	$295,539	6.3%	6.5%
As a percentage of bakery-cafe sales, net	14.2%	14.1%	14.0%

The increase in other operating expenses in fiscal 2015 as a percentage of net bakery-cafe sales was primarily the result of increased credit card processing expenses, partially offset by a recovery received from a vendor.
The increase in other operating expenses in fiscal 2014 as a percentage of net bakery-cafe sales was primarily the result of increased marketing expense, partially offset by lower controllable expenses.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Fresh dough and other product cost of sales to franchisees	$160,706	$152,267	$142,160	5.5%	7.1%
As a percentage of fresh dough and other product sales to franchisees	87.2%	86.9%	87.0%
The increase in fresh dough and other product cost of sales to franchisees in fiscal 2015 as a percentage of fresh dough and other product sales to franchisees was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees, partially offset by modestly lower wheat and fuel costs.
The decrease in fresh dough and other product cost of sales to franchisees in fiscal 2014 as a percentage of fresh dough and other product sales to franchisees was primarily the result of modestly lower wheat costs, partially offset by higher year-over-year sales of zero margin fresh produce to franchisees.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Depreciation and amortization	$135,398	$124,109	$106,523	9.1%	16.5%
As a percentage of total revenues	5.0%	4.9%	4.5%
The increase in depreciation and amortization as a percentage of total revenues in fiscal 2015 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives, partially offset by the cessation of depreciation on assets classified as held for sale.
The increase in depreciation and amortization as a percentage of total revenues in fiscal 2014 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
General and administrative expenses	$142,904	$138,060	$123,335	3.5%	11.9%
As a percentage of total revenues	5.3%	5.5%	5.2%
The decrease in general and administrative expenses in fiscal 2015 as a percentage of total revenues was primarily a result of lower corporate overhead expenses reflecting our previously announced initiative to reduce core general and administrative expenses in fiscal 2015.
The increase in general and administrative expenses in fiscal 2014 as a percentage of total revenues was primarily due to an increase in headcount to support ongoing operational initiatives, partially offset by lower incentive compensation.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes by the end of fiscal 2015. As of December 29, 2015, we had completed the refranchising of 75 bakery-cafes and classified as held for sale the assets and certain liabilities of 35 bakery-cafes we expect to sell during the next 12 months.

The following table summarizes activity associated with the refranchising initiative for fiscal 2015 (dollars in thousands):

For the fiscal year ended December 29, 2015
Loss on assets held for sale	$10,999
Impairment of long-lived assets and lease termination costs	5,461
Professional fees and severance	1,088
Gain on sale of bakery-cafes	(440)
Refranchising loss	$17,108

During fiscal 2015, we recorded losses on assets held for sale of $11.0 million. We also recognized impairment losses and lease termination costs totaling $5.5 million during fiscal 2015 related to certain under-performing bakery-cafes. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million. On July 14, 2015, we sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, including $0.5 million for inventory on hand, with $2.0 million held in escrow for certain holdbacks, and recognized a loss on sale of $0.6 million. On October 7, 2015, we sold substantially all of the assets of 45 bakery-cafes in the Seattle and Northern California markets to a new franchisee for a purchase price of approximately $26.8 million, including $0.9 million for inventory on hand, and recognized a loss on sale of $1.6 million.
Other (income) expense, net
Other (income) expense, net in fiscal 2015 decreased to $1.2 million of expense from $3.2 million of income in fiscal 2014. Other (income) expense, net for fiscal 2015 was primarily comprised of immaterial items. Other (income) expense, net for fiscal 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter and other immaterial items, partially offset by a goodwill impairment charge of $2.1 million.
Other (income) expense, net in fiscal 2014 decreased to $3.2 million of income from $4.0 million of income in fiscal 2013. Other (income) expense, net for fiscal 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter and other immaterial items, partially offset by a goodwill impairment charge of $2.1 million. Other (income) expense, net for fiscal 2013 was primarily comprised of a $2.2 million benefit from favorable resolution of legal and sales and use tax matters, and immaterial items.
Income taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013	% Change in 2015	% Change in 2014
Income taxes	$87,247	$98,001	$116,551	(11.0)%	(15.9)%
Effective tax rate	36.9%	35.3%	37.3%
The increase in the effective tax rate from fiscal 2014 to fiscal 2015 was primarily driven by certain discrete income tax benefits reported during fiscal 2014 related to additional federal and state tax credits and an increased deduction for domestic production activities. The decrease in the effective tax rate from fiscal 2013 to fiscal 2014 was primarily driven by certain discrete income tax benefit items reported during fiscal 2014 related to additional federal and state tax credits and an increased deduction for domestic production activities.

Liquidity and Capital Resources
Cash and cash equivalents were $241.9 million at December 29, 2015 compared to $196.5 million at December 30, 2014. This $45.4 million increase was primarily a result of cash generated from operations of $318.0 million, proceeds from the issuance of long-term debt of $299 million, and proceeds from refranchising, sale-leaseback transactions, and the sale of property and equipment totaling $58.5 million, partially offset by the use of $405.5 million to repurchase shares of our Class A common stock and capital expenditures of $223.9 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.
Excluding assets held for sale and liabilities associated with assets held for sale, we had positive working capital of $77.6 million at December 29, 2015 compared to positive working capital of $53.5 million at December 30, 2014. The increase in working capital resulted primarily from the previously described increase in cash and cash equivalents of $45.4 million, an increase in trade and other accounts receivable of $9.1 million, and an increase in prepaid expenses and other of $7.9 million, partially offset by an increase in accrued expenses of $26.3 million and the $17.2 million balance at December 29, 2015 of the current portion of long-term debt. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 29, 2015	December 30, 2014	December 31, 2013
Operating activities	$318,045	$335,079	$348,417
Investing activities	(165,415)	(211,317)	(188,307)
Financing activities	(107,237)	(52,514)	(332,006)
Net increase (decrease) in cash and cash equivalents	$45,393	$71,248	$(171,896)

Operating Activities
Cash provided by operating activities was $318.0 million, $335.1 million, and $348.4 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Cash provided by operating activities in fiscal 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, and an increase in accrued expenses, partially offset by a decrease in the net deferred income tax liability and an increase in prepaid expenses and other. The increase in accrued expenses was primarily due to an increase in the balance of outstanding gift cards. The decrease in the net deferred income tax liability relates primarily to tax depreciation. The increase in prepaid expenses was primarily due to an increase in prepaid insurance amounts.
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

Investing Activities
Cash used in investing activities was $165.4 million, $211.3 million, and $188.3 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.
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

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
New bakery-cafes	$115,552	$109,941	$90,409
Existing bakery-cafes	59,081	57,915	63,175
Fresh dough facilities	12,175	12,178	11,461
Support centers and IT infrastructure	37,124	44,183	26,965
Total	$223,932	$224,217	$192,010

Our capital requirements have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the extent of operational initiatives. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate capital expenditures of $200 million to $225 million in fiscal 2016.
Sale-Leaseback Transactions
During fiscal 2015, fiscal 2014, and fiscal 2013, we completed sale-leaseback transactions for four, six, and three Company-owned bakery-cafes, respectively, resulting in cash proceeds of $10.1 million, $12.9 million, and $6.1 million, respectively.
Financing Activities
Cash used in financing activities was $107.2 million, $52.5 million, and $332.0 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Financing activities in fiscal 2015 consisted primarily of $405.5 million used to repurchase shares of our Class A common stock, partially offset by $299.1 million of proceeds from term loan borrowings. Financing activities in fiscal 2014 consisted primarily of $159.5 million used to repurchase shares of our Class A common stock, partially offset by $100.0 million of proceeds from term loan borrowings. Financing activities in fiscal 2013 consisted primarily of $339.4 million used to repurchase shares of our Class A common stock and $4.1 million for the payment of deferred acquisition holdbacks, partially offset by $8.1 million related to the benefit from stock-based compensation.
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
On June 5, 2014, our Board of Directors approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. During fiscal 2014, we repurchased 427,521 shares under the 2014 repurchase authorization, at an average price of $155.78 per share, for an aggregate purchase price of approximately $66.6 million. In total, during fiscal 2014, we repurchased 941,878 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.62 per share, for an aggregate purchase price of approximately $154.1 million.
On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During fiscal 2015, we repurchased 2,201,719 shares under the 2014 repurchase authorization, at an average price of $181.65 per share, for an aggregate purchase price of approximately $399.9 million. As of December 29, 2015, we had repurchased a total of 2,629,240 shares of our Class A common stock under this repurchase program, at an average price of $177.43 per share, for an aggregate purchase price of approximately $466.5 million. There was approximately $283.5 million available under the 2014 repurchase authorization as of December 29, 2015.
We have historically repurchased shares of our Class A common stock from participants of the Panera Bread 2006 Stock Incentive Plan, as amended, and the Panera Bread 2015 Stock Incentive Plan, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2015, we repurchased 28,018 shares of Class A common stock surrendered by participants of the Plans at an average price of $196.78 per share for an aggregate purchase price of approximately $5.5 million. During fiscal 2014, we repurchased 35,461 shares of Class A common stock surrendered by participants of the Plans at an average price of $151.17 per share for an aggregate purchase price of approximately $5.4 million. During fiscal 2013, we repurchased 41,601 shares of Class A common stock surrendered by participants of the Plans at an average price of $172.79 per share for an aggregate purchase price of $7.2 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.
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
Each of the 2014 Term Loan and 2015 Term Loan bears interest at a rate equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2014 Term Loan Agreement and the 2015 Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. As of December 29, 2015, there was $100.0 million and $296.3 million outstanding under the 2014 Term Loan Agreement and 2015 Term Loan Agreement, respectively.
On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, we entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments.
Installment Payment Agreement
On September 15, 2015, we entered into a Master Installment Payment Agreement, or the Master IPA, with PNC Equipment Finance, LLC, or PNC, pursuant to which PNC financed our purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million, or the 2015 Note Payable, payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of December 29, 2015, there was $10.1 million outstanding under the Master IPA.

Revolving Credit Agreements
On November 30, 2012, we entered into a credit agreement, or the 2012 Credit Agreement, with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provided for an unsecured revolving credit facility of $250 million that would have become due on November 30, 2017. As of December 30, 2014, we had no balance outstanding under the 2012 Credit Agreement. On July 16, 2015, we terminated the 2012 Credit Agreement and entered into a new credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of December 29, 2015, we had no balance outstanding under the 2015 Credit Agreement.
The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of December 29, 2015, we were, and expect to remain, in compliance with all covenant requirements.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during fiscal 2015.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Sales of soup and other branded products sold outside our bakery-cafes are recognized upon delivery to customers. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue in the period in which the sales are reported to have occurred based on contractual royalty rates applied to the net franchise sales. Franchise fees are generally the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is typically $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Franchise fees also include information technology-related fees for access to and the usage of proprietary systems.
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
We sell gift cards which do not expire and from which we do not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce our gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, we recognize revenue and reduce the gift card liability. When we determine the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon our specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income; however, such gift cards will continue to be honored. We recognized gift card breakage as a reduction of general and administrative expenses of $6.9 million for fiscal 2015, $4.9 million for fiscal 2014, and $2.8 million for fiscal 2013. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Income.
Valuation of Goodwill
We evaluate goodwill for impairment on an annual basis during our fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we bypass the required two-step impairment test. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, there is an indication that impairment may exist. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference.
The fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The discounted cash flow estimate is based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions.
Our decision to perform a qualitative assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments. During fiscal 2015, as part of our annual goodwill impairment analysis, we performed the quantitative assessment for our total goodwill balance.
The fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. Our discounted cash flow estimates are based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions.
For fiscal 2015, we determined the fair value of our reporting units were significantly in excess of their carrying values. Accordingly, we did not recognize any impairment charges during fiscal 2015.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance, with varying levels of deductibles of as much as $0.8 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of our actual historical data and historical industry data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 29, 2015, we believe we have provided adequate reserves for our self-insurance exposure. We held self-insurance reserves of $37.2 million as of December 29, 2015 and $32.6 million as of December 30, 2014, which were included in accrued expenses in the Consolidated Balance Sheets.
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
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. Based on this assessment, we have recorded a valuation allowance of $5.3 million and $4.6 million as of December 29, 2015 and December 30, 2014, respectively, against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations.
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
In addition, we record landlord allowances and incentives received as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by us and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Statements of Income. We consider improvements to be a lessor asset if all of the following criteria are met:

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
We recognized impairment losses of $3.8 million, $0.9 million, and $0.8 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to distinct under-performing Company-owned bakery-cafes. For fiscal 2015, the impairment loss was recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2014 and fiscal 2013, these impairment losses were recorded in other operating expenses in the Consolidated Statements of Income.

Contractual Obligations and Other Commitments
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; principal and interest payments related to the term loan borrowings; capital leases; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease terms for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 29, 2015, we expect cash expenditures under these lease obligations, purchase obligations, term loan borrowings, and uncertain tax positions to be as follows for the periods indicated (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases (1)	$149,882	$293,471	$269,024	$659,087	$1,371,464
Capital lease obligations (1)	509	1,033	1,053	2,549	5,144
Purchase obligations (2)	294,344	632	—	—	294,976
Long-term debt (3)	15,000	30,000	352,397	—	397,397
Installment payment agreement (3)	2,536	5,072	2,536	—	10,144
Interest payments (4)	5,545	10,474	6,004	—	22,023
Uncertain tax positions (5)	1,933	2,406	1,568	165	6,072
Total	$469,749	$343,088	$632,582	$661,801	$2,107,220

(1)
See Note 14, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our operating and capital leases. Future minimum lease payments have not been reduced by minimum sublease rentals to be received in the future under non-cancelable subleases. Sublease rentals are approximately $20.4 million for operating subleases.

(2)	Relates to certain commodity and service agreements pursuant to which we are committed as of December 29, 2015 to purchase a fixed quantity over a contracted time period.

(3)
See Note 11, Debt, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our term loan borrowings and installment payment agreement.

(4)
Represents estimated interest payments on the term loan borrowings. Interest payments are calculated based on Eurodollar plus the applicable margin in effect at December 29, 2015. The actual interest rates on our term loan borrowings could vary from that used to compute the above interest payments. See Note 11, Debt, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our term loan borrowings.

(5)	See Note 15, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 29, 2015, we have guaranteed the operating leases of 75 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $244.4 million as of December 29, 2015. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary obligation for these operating leases. As of December 29, 2015, future commitments under these leases were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease Guarantees (1)	$11,832	$24,501	$25,172	$182,907	$244,412

(1)
Represents aggregate maximum requirement — see Note 14, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our lease guarantees.

Employee Commitments
We have confidential and proprietary information and non-competition agreements, referred to as non-compete agreements, with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the non-compete agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 29, 2015, the total amount potentially owed employees under these non-compete agreements was $24.8 million.
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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. We plan on adopting this guidance in the first quarter of fiscal 2016.
In September 2015, the FASB issued ASU, 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.
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
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. This update was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material effect on our consolidated financial statements or related disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. We purchase certain commodities, such as flour, coffee, and proteins, for use in our business. These commodities are sometimes purchased under agreements with terms of one month to one year, usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. These agreements qualify as normal purchases and are not recorded at fair value on our Consolidated Balance Sheets. In fiscal 2015, 2014, and 2013, we did not utilize derivative instruments in managing commodity risk.
Interest Rate Risk
We are exposed to market risk primarily from fluctuations in interest rates on our $400 million term loan borrowings and any borrowings we may make under our credit facility of $250 million. Under the 2015 Credit Agreement, 2014 Term Loan Agreement and 2015 Term Loan Agreement, we may select interest rates equal to (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the Base Rate (which is defined as the highest of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or the Eurodollar rate plus 1.00 percent) plus the applicable margin for Base Rate loans (which is an amount ranging from 0.00 percent to 0.50 percent for the term loans and 0.00 percent to 1.00 percent for the credit facility depending on our consolidated leverage ratio). An increase in the present interest rate of 100 basis points on the term loan borrowings would increase annual interest expense by approximately $4.0 million.
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
See Note 11, Debt, and Note 12, Derivative Financial Instruments, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of the components of our long-term debt and further discussion on our interest rate swap agreements, respectively, as of December 29, 2015.
Foreign Currency Exchange Risk
As of December 29, 2015, we had 11 Canadian Company-owned bakery-cafes, one Canadian Company-owned fresh dough facility, and six Canadian franchise-operated bakery-cafes. As a result, certain of our operating revenues, expenses, and capital purchasing activities are subject to fluctuations in the exchange rate of the Canadian Dollar. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, of changes in equity and redeemable noncontrolling interest, and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 18, 2016

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 29, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$241,886	$196,493
Trade accounts receivable, net	38,211	36,584
Other accounts receivable	77,575	70,069
Inventories	22,482	22,811
Prepaid expenses and other	59,457	51,588
Deferred income taxes	34,479	28,621
Assets held for sale	28,699	—
Total current assets	502,789	406,166
Property and equipment, net	776,248	787,294
Other assets:
Goodwill	121,791	120,778
Other intangible assets, net	63,877	70,940
Deposits and other	10,613	5,508
Total other assets	196,281	197,226
Total assets	$1,475,318	$1,390,686
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$19,805	$19,511
Accrued expenses	359,464	333,201
Current portion of long-term debt	17,229	—
Liabilities associated with assets held for sale	2,945	—
Total current liabilities	399,443	352,712
Long-term debt	388,971	99,784
Deferred rent	62,610	67,390
Deferred income taxes	70,447	76,589
Other long-term liabilities	52,566	58,027
Total liabilities	974,037	654,502
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	3,981	—
Stockholders' equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,836,669 shares issued and 23,346,188 shares outstanding at December 29, 2015 and 30,703,472 shares issued and 25,442,728 shares outstanding at December 30, 2014	3	3
Class B, 10,000,000 shares authorized; 1,381,730 shares issued and outstanding at December 29, 2015 and 1,381,865 shares issued and outstanding at December 30, 2014	—	—
Treasury stock, carried at cost; 7,490,481 shares at December 29, 2015 and 5,260,744 shares at December 30, 2014	(1,111,586)	(706,073)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 29, 2015 and December 30, 2014	—	—
Additional paid-in capital	235,393	214,437
Accumulated other comprehensive income (loss)	(5,029)	(1,360)
Retained earnings	1,378,519	1,229,177
Total stockholders' equity	497,300	736,184
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$1,475,318	$1,390,686

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Revenues:
Bakery-cafe sales, net	$2,358,794	$2,230,370	$2,108,908
Franchise royalties and fees	138,563	123,686	112,641
Fresh dough and other product sales to franchisees	184,223	175,139	163,453
Total revenues	$2,681,580	$2,529,195	$2,385,002
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$715,502	$669,860	$625,622
Labor	754,646	685,576	625,457
Occupancy	169,998	159,794	148,816
Other operating expenses	334,635	314,879	295,539
Total bakery-cafe expenses	1,974,781	1,830,109	1,695,434
Fresh dough and other product cost of sales to franchisees	160,706	152,267	142,160
Depreciation and amortization	135,398	124,109	106,523
General and administrative expenses	142,904	138,060	123,335
Pre-opening expenses	9,089	8,707	7,794
Refranchising loss	17,108	—	—
Total costs and expenses	2,439,986	2,253,252	2,075,246
Operating profit	241,594	275,943	309,756
Interest expense	3,830	1,824	1,053
Other (income) expense, net	1,192	(3,175)	(4,017)
Income before income taxes	236,572	277,294	312,720
Income taxes	87,247	98,001	116,551
Net income	$149,325	$179,293	$196,169
Less: Net loss attributable to noncontrolling interest	(17)	—	—
Net income attributable to Panera Bread Company	$149,342	$179,293	$196,169

Earnings per common share:
Basic	$5.81	$6.67	$6.85
Diluted	$5.79	$6.64	$6.81

Weighted average shares of common and common equivalent shares outstanding:
Basic	25,685	26,881	28,629
Diluted	25,788	26,999	28,794

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Net income	$149,325	$179,293	$196,169
Less: Net loss attributable to noncontrolling interest	(17)	—	—
Net income attributable to Panera Bread Company	$149,342	$179,293	$196,169

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(2,552)	—	—
Tax (expense) benefit	1,009	—	—
Foreign currency translation adjustment	(2,126)	(1,027)	(1,005)
Other comprehensive income (loss) attributable to Panera Bread Company	(3,669)	(1,027)	(1,005)
Comprehensive income attributable to Panera Bread Company	$145,673	$178,266	$195,164

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$149,325	$179,293	$196,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,398	124,109	106,523
Stock-based compensation expense	15,086	10,077	10,703
Tax benefit from stock-based compensation	(2,057)	(3,089)	(8,100)
Deferred income taxes	(10,991)	10,459	10,356
Refranchising loss	12,942	—	—
Other	3,505	4,617	6,353
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	(3,605)	(22,139)	3,021
Inventories	(1,698)	(895)	(2,186)
Prepaid expenses and other	(7,191)	(8,524)	(841)
Deposits and other	(455)	239	1,449
Accounts payable	(183)	1,978	8,162
Accrued expenses	31,169	35,288	13,372
Deferred rent	3,751	1,067	5,868
Other long-term liabilities	(6,951)	2,599	(2,432)
Net cash provided by operating activities	318,045	335,079	348,417
Cash flows from investing activities:
Additions to property and equipment	(223,932)	(224,217)	(192,010)
Acquisitions, net of cash acquired	—	—	(2,446)
Purchase of investments	—	—	(97,919)
Proceeds from sale of investments	—	—	97,936
Proceeds from refranchising	46,869	—	—
Proceeds from sale of property and equipment	1,553	—	—
Proceeds from sale-leaseback transactions	10,095	12,900	6,132
Net cash used in investing activities	(165,415)	(211,317)	(188,307)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	299,070	100,000	—
Repayments of long-term debt	(6,301)	—	—
Capitalized debt issuance costs	(363)	(193)	—
Payment of deferred acquisition holdback	—	(270)	(4,112)
Repurchase of common stock	(405,513)	(159,503)	(339,409)
Exercise of employee stock options	288	1,116	573
Tax benefit from stock-based compensation	2,057	3,089	8,100
Proceeds from issuance of common stock under employee benefit plans	3,525	3,247	2,842
Net cash used in financing activities	(107,237)	(52,514)	(332,006)
Net increase (decrease) in cash and cash equivalents	45,393	71,248	(171,896)
Cash and cash equivalents at beginning of period	196,493	125,245	297,141
Cash and cash equivalents at end of period	$241,886	$196,493	$125,245

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Redeemable Noncontrolling Interest
	Class A		Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2012	28,209	$3	1,384	$—	2,250	$(207,161)	$174,690	$853,715	$672	$821,919	$—
Net income	—	—	—	—	—	—	—	196,169	—	196,169	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,005)	(1,005)	—
Issuance of common stock	20	—	—	—	—	—	2,841	—	—	2,841	—
Stock-based compensation expense	—	—	—	—	—	—	10,703	—	—	10,703	—
Repurchase of common stock	(2,033)	—	—	—	2,033	(339,409)	—	—	—	(339,409)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	8,100	—	—	8,100	—
Other	94	—	(2)	—	—	—	574	—	—	574	—
Balance, December 31, 2013	26,290	$3	1,382	$—	4,283	$(546,570)	$196,908	$1,049,884	$(333)	$699,892	$—
Net income	—	—	—	—	—	—	—	179,293	—	179,293	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,027)	(1,027)	—
Issuance of common stock	23	—	—	—	—	—	3,247	—	—	3,247	—
Stock-based compensation expense	—	—	—	—	—	—	10,077	—	—	10,077	—
Repurchase of common stock	(978)	—	—	—	978	(159,503)	—	—	—	(159,503)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	3,089	—	—	3,089	—
Other	108	—	—	—	—	—	1,116	—	—	1,116	—
Balance, December 30, 2014	25,443	$3	1,382	$—	5,261	$(706,073)	$214,437	$1,229,177	$(1,360)	$736,184	$—
Net income (loss)	—	—	—	—	—	—	—	149,342	—	149,342	(17)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,669)	(3,669)	—
Issuance of common stock	23	—	—	—	—	—	3,527	—	—	3,527	—
Stock-based compensation expense	—	—	—	—	—	—	15,086	—	—	15,086	—
Repurchase of common stock	(2,229)	—	—	—	2,229	(405,513)	—	—	—	(405,513)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	2,057	—	—	2,057	—
Redeemable noncontrolling interest resulting from acquisition	—	—	—	—	—	—	—	—	—	—	3,998
Other	109	—	—	—	—	—	286	—	—	286	—
Balance, December 29, 2015	23,346	$3	1,382	$—	7,490	$(1,111,586)	$235,393	$1,378,519	$(5,029)	$497,300	$3,981

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Panera Bread Company and its subsidiaries (the "Company") operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 29, 2015, retail operations consisted of 901 Company-owned bakery-cafes and 1,071 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high-quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, pasta dishes, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. In addition to the in-bakery-cafe dining experience, the Company offers Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in bakery-cafes. As of December 29, 2015, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned direct and indirect subsidiaries and investees it controls. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the fiscal 2015 presentation.
Fiscal Year
The Company's fiscal year ends on the last Tuesday in December. The fiscal years ended December 29, 2015 ("fiscal 2015") and December 30, 2014 (“fiscal 2014”) each had 52 weeks. The fiscal year ended December 31, 2013 (“fiscal 2013”) had 53 weeks with the fourth quarter comprising 14 weeks.
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
As of December 29, 2015, other accounts receivable consisted primarily of $29.8 million due from income tax refunds, $29.5 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $11.8 million. As of December 30, 2014, other accounts receivable consisted primarily of $33.4 million due from income tax refunds, $24.5 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $7.0 million.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 29, 2015 and December 30, 2014 was $0.1 million, respectively.
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

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest incurred for such purposes was $0.2 million and $0.1 million for fiscal 2015 and fiscal 2014, respectively. No interest was incurred for such purposes during fiscal 2013.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $67.3 million, $62.0 million, and $56.6 million, for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Goodwill
The Company evaluates goodwill for impairment on an annual basis during our fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company bypasses the required two-step impairment test. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, the Company performs a quantitative assessment and calculates the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, there is an indication that impairment may exist. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment loss for the difference.
The fair value of a reporting unit is the price a willing buyer would pay for the reporting unit and is estimated using a discounted cash flow model. The discounted cash flow estimate is based upon, among other things, certain assumptions about expected future operating performance, such as revenue growth rates, operating margins, risk-adjusted discount rates, and future economic and market conditions.
No goodwill impairment charges were recorded during fiscal 2015 and fiscal 2013. The Company recorded a goodwill impairment charge of $2.1 million during fiscal 2014.  This charge was recorded in other (income) expense, net in the Consolidated Statements of Income.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately four years to 19 years as of December 29, 2015. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately five years to 20 years as of December 29, 2015. The fair value of trade names and trademarks is amortized over their estimated useful life of eight years and 22 years, respectively.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. There were no other intangible asset impairment charges recorded during fiscal 2015, fiscal 2014, and fiscal 2013. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
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
The Company recognized impairment losses of $3.8 million, $0.9 million, and $0.8 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to distinct, underperforming Company-owned bakery-cafes. For fiscal 2015, the impairment loss was recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2014 and fiscal 2013, these impairment losses were recorded in other operating expenses in the Consolidated Statements of Income.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.8 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of the Company's actual historical data and historical industry data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 29, 2015, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 29, 2015 and December 30, 2014, self-insurance reserves were $37.2 million and $32.6 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $54.3 million, $50.7 million, and $46.9 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. As of December 29, 2015 and December 30, 2014 the Company had recorded a valuation allowance related to deferred tax assets of the Company's Canadian operations of $5.3 million and $4.6 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the authoritative guidance on income taxes, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, foreign, and other tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company routinely assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the unrecognized tax benefits as a component of income taxes in the Consolidated Statements of Income.
Capitalization of Certain Development Costs
The Company has elected to account for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred by those individuals directly involved in development activities, including the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred by individuals that do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that sites for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Income.
The Company capitalized $9.8 million, $10.4 million, and $9.6 million of direct costs related to the development of Company-owned bakery-cafes during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Income. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
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
Franchise royalties are generally paid weekly based on the percentage of franchisee sales specified in each Area Development Agreement (“ADA”) (generally five percent of net sales). Royalties are recognized as revenue in the period in which the sales are reported to have occurred based on contractual royalty rates applied to the net franchise sales. Royalties were $134.6 million, $120.1 million, and $110.5 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees also include information technology-related fees for access to and the usage of proprietary systems. Franchise fees were $4.0 million, $3.6 million, and $2.2 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
The Company sells gift cards that do not have an expiration date and from which the Company does not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

reduce the Company's gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, the Company recognizes revenue and reduces the gift card liability. When the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon Company-specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income; however, such gift cards will continue to be honored. During fiscal 2015, fiscal 2014, and fiscal 2013, the Company recognized gift card breakage as a reduction of general and administrative expenses of $6.9 million, $4.9 million, and $2.8 million, respectively. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a reduction of bakery-cafe sales, net in the Consolidated Statements of Income.
The Company maintains a customer loyalty program referred to as MyPanera in which customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. The accrued liability related to the Company’s loyalty program was $2.7 million and $2.5 million as of December 29, 2015 and December 30, 2014, respectively. Costs associated with coupons are classified as a reduction of net bakery-cafe sales in the period in which the coupon is redeemed.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of general and administrative expenses in the Consolidated Statements of Income, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Income. The Company’s policy is to record advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, Internet, television, and print. The total amounts recorded as advertising expense were $68.5 million, $65.5 million, and $55.6 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Pre-Opening Expenses
Pre-opening expenses directly associated with the opening of new bakery-cafe locations, which consists primarily of pre-opening rent expense, labor, and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in labor expense in the Consolidated Statements of Income, are expensed when incurred.
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
The Company records landlord allowances and incentives received as deferred rent in the Consolidated Balance Sheets based on their short-term or long-term nature. This deferred rent is amortized on a straight-line basis over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by the Company and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Consolidated Statements of Income. The Company considers improvements to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement;

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign Currency Translation
The Company has 11 Company-owned bakery-cafes, one Company-owned fresh dough facility, and six franchise-operated bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Income.
Derivative Instruments
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company does not enter into derivative instruments for trading purposes. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the derivative's gain or loss is reported as component of other comprehensive income and recorded in accumulated other comprehensive income, net of tax in the Consolidated Balance Sheets. The gain or loss is subsequently reclassified into earnings when the hedged exposure affects earnings. To the extent that the change in the fair value of the contract corresponds to the change in the value of the anticipated transaction, the hedge is considered effective. The remaining change in fair value of the contract represents the ineffective portion, which is immediately recorded in interest expense in the Consolidated Statements of Income. Once established, cash flow hedges generally remain designated as such until the hedged item impacts earnings, or the anticipated transaction is no longer likely to occur.
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
For option awards, fair value is determined using the Black-Scholes option pricing model, while restricted stock is valued using the closing stock price on the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions. These assumptions include estimating the expected term until the option awards are either exercised or canceled; the expected volatility of the Company’s stock price, for a period approximating the expected term; the risk-free interest rate with a maturity that approximates the option awards expected term; and the dividend yield based on the Company’s anticipated dividend payout over the expected term of the option awards. These assumptions are evaluated and revised, as necessary, to reflect market conditions

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

and historical experience. Stock-based compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience. The fair value of the awards expected to vest is amortized over the vesting period. Options and restricted stock generally vest 25 percent after two years and thereafter 25 percent each year for the next three years and options generally have a six-year term. Stock-based compensation expense is included in general and administrative expenses in the Consolidated Statements of Income.
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations ("ARO") in the Company’s consolidated financial statements. Most lease agreements require the Company to restore the leased property to its original condition, including removal of certain long-lived assets the Company has installed, at the end of the lease. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the reasonably assured lease term. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 29, 2015 and December 30, 2014, the Company's net ARO asset included in property and equipment, net was $10.3 million and $13.3 million, respectively, and its net ARO liability included in other long-term liabilities was $19.5 million and $19.8 million, respectively. ARO accretion expense was $1.0 million, $0.6 million, and $0.6 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Variable Interest Entities
The Company applies relevant accounting standards for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of December 29, 2015. As discussed further at Note 3, the Company also evaluated all of the applicable criteria for an entity subject to consolidation and concluded its interest in a certain bakery-cafe concept is a VIE requiring consolidation.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company plans on adopting this guidance in the first quarter of fiscal 2016.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. This update was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material effect on the Company’s consolidated financial statements or related disclosures; however, it may impact the reporting of future discontinued operations if and when they occur.

3. Business Combinations and Divestitures
Refranchising Initiative
In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes by the end of fiscal 2015.
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
On October 7, 2015, the Company sold substantially all of the assets of 45 bakery-cafes in the Seattle and Northern California markets to a new franchisee for a purchase price of approximately $26.8 million, including $0.9 million for inventory on hand, and recognized a loss on sale of $1.6 million.
During the thirteen weeks ended December 29, 2015, eight Company-owned bakery-cafes that the Company concluded no longer met all of the criteria required to be classified as held for sale were reclassified to held and used at their depreciated carrying value, assuming depreciation had not ceased while classified as held for sale.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 29, 2015, the Company classified as held for sale the assets and certain liabilities of 35 Company-owned bakery-cafes the Company expects to sell during the next 12 months. During fiscal 2015, the Company recorded losses on assets held for sale of $11.0 million.  The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale (in thousands):

December 29, 2015
Inventories	$738
Property and equipment, net	26,462
Goodwill	1,499
Assets held for sale	$28,699

Deferred rent	$2,410
Asset retirement obligation	535
Liabilities associated with assets held for sale	$2,945
Assets held for sale were valued using Level 3 inputs, primarily representing information obtained from signed letters of intent.  Costs to sell are considered in the estimates of fair value for those assets included in assets held for sale in the Company's Consolidated Balance Sheets.
The following summarizes activity associated with the refranchising initiative recorded in the caption entitled refranchising loss in the Consolidated Statements of Income (in thousands):

For the fiscal year ended December 29, 2015
Loss on assets held for sale	$10,999
Impairment of long-lived assets and lease termination costs	5,461
Professional fees and severance	1,088
Gain on sale of bakery-cafes	(440)
Refranchising loss (1)	$17,108
(1) The caption entitled refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities includes only non-cash refranchising amounts.
Tatte Acquisition
On December 7, 2015, the Company acquired a 50.01% interest in Tatte Holdings, LLC (“Tatte”), for a cash contribution of $4.0 million (the “Tatte Acquisition”). Tatte is a bakery-cafe concept with five locations in the Boston area. The Company has evaluated all of the applicable criteria for an entity subject to consolidation under the provisions of the variable interest model and has concluded that Tatte is a VIE requiring consolidation.
The following summarizes the consolidated assets and liabilities of Tatte as of December 7, 2015, including the Company's investment in Tatte, which is eliminated in consolidation (in thousands):

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Current assets, including cash	$4,136
Property and equipment	1,757
Goodwill	2,512
Intangible assets	1,657
Deposits and other	87
Total assets	$10,149

Current liabilities	$777
Long-term debt	1,237
Other long-term liabilities	137
Total liabilities	2,151
Redeemable noncontrolling interest	3,998
Panera Bread Company investment in Tatte	4,000
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$10,149
Redeemable noncontrolling interest reflects that the noncontrolling interest holder holds a written put option, which will allow them to sell their noncontrolling interest to the Company at any time after the end of the third year after the Tatte Acquisition. In addition to the written put option, the Company holds a call option to acquire the noncontrolling interest after 42 months after the Tatte Acquisition. Under each of these alternatives, the exercise price will be based on a contractually defined multiple of cash flows, subject to certain limitations (the “redemption value”), which is not a fair value measurement and is payable in cash. As the written put option is redeemable at the option of the noncontrolling interest holder, and not solely within the Company's control, the noncontrolling interest in Tatte is classified as temporary equity and reflected in redeemable noncontrolling interest between the Liabilities and Stockholders' Equity sections of the Company's Consolidated Balance Sheets. The initial carrying amount of the noncontrolling interest is the fair value of the noncontrolling interest as of the acquisition date.
The noncontrolling interest is adjusted each period for comprehensive income attributable to the noncontrolling interest and changes in the Company's ownership interest in Tatte, if any. An additional adjustment to the carrying value of the noncontrolling interest may be required if the redemption value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the redemption value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact the Company's calculation of earnings per share. Utilizing the two-class method, the Company will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the noncontrolling interest's redemption value over the noncontrolling interest carrying amount. The Company did not record any such adjustments as of December 29, 2015.
The pro-forma impact of the Tatte Acquisition on prior periods is not presented, as the impact is not material to reported results. All of the recorded goodwill is included in the Company Bakery-Cafe Operations segment.
Florida Bakery-cafe Acquisition
On April 9, 2013, the Company acquired substantially all the assets of one bakery-cafe from its Hallandale, Florida franchisee for a purchase price of $2.7 million. The Company paid approximately $2.4 million of the purchase price on April 9, 2013 and paid the remaining $0.3 million with interest during fiscal 2014. The Consolidated Statements of Income include the results of operations for the bakery-cafe from the date of its acquisition. The pro-forma impact of the acquisition on prior periods is not presented, as the impact is not material to reported results.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swap liability	$2,552	$—	$2,552	$—
Total liabilities	$2,552	$—	$2,552	$—

December 30, 2014:
Cash equivalents	$92,316	$92,316	$—	$—
Total assets	$92,316	$92,316	$—	$—

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

6. Inventories
Inventories consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Food:
Fresh dough facilities:
Raw materials	$3,561	$3,413
Finished goods	446	460
Bakery-cafes:
Raw materials	14,819	15,152
Paper goods	3,656	3,786
Total	$22,482	$22,811

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Leasehold improvements	$683,296	$693,503
Machinery and equipment	338,500	340,854
Computer hardware and software	192,521	137,663
Furniture and fixtures	159,653	167,383
Construction in progress	97,416	99,255
Smallwares	29,056	29,841
Land	1,604	2,060
	1,502,046	1,470,559
Less: accumulated depreciation	(725,798)	(683,265)
Property and equipment, net	$776,248	$787,294

The Company recorded depreciation expense related to these assets of $126.7 million, $115.4 million, and $97.2 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

8. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 29, 2015 and December 30, 2014 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 31, 2013	$119,384	$1,934	$1,695	$123,013
Impairment charge	(2,057)	—	—	(2,057)
Currency translation	(178)	—	—	(178)
Balance as of December 30, 2014	$117,149	$1,934	$1,695	$120,778
Acquisition of Tatte	2,512	—	—	2,512
Goodwill classified as held for sale	(1,499)	—	—	(1,499)
Balance as of December 29, 2015	$118,162	$1,934	$1,695	$121,791

The Company did not record a goodwill impairment charge in either fiscal 2015 or fiscal 2013. The Company recorded a $2.1 million full impairment charge of goodwill for the Canadian bakery-cafe operations reporting unit during fiscal 2014.

9. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 29, 2015			December 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$7,080	$(2,283)	$4,797	$5,610	$(2,017)	$3,593
Re-acquired territory rights	97,865	(40,432)	57,433	97,865	(32,369)	65,496
Favorable leases	5,012	(3,365)	1,647	4,825	(2,974)	1,851
Total other intangible assets	$109,957	$(46,080)	$63,877	$108,300	$(37,360)	$70,940

Amortization expense on these intangible assets for fiscal 2015, fiscal 2014, and fiscal 2013, was approximately $8.7 million, $8.7 million, and $9.3 million, respectively. Future amortization expense on these intangible assets as of December 29, 2015 is

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimated to be approximately: $8.8 million in fiscal 2016, $8.8 million in fiscal 2017, $8.7 million in fiscal 2018, $8.3 million in fiscal 2019, $7.2 million in fiscal 2020 and $22.1 million thereafter.

10. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Unredeemed gift cards, net	$123,363	$105,576
Compensation and related employment taxes	64,882	59,442
Capital expenditures	53,914	56,808
Insurance	37,208	32,559
Taxes, other than income tax	20,206	21,068
Fresh dough and other product operations	10,854	6,812
Occupancy costs	8,594	7,263
Deferred revenue	5,690	5,291
Advertising	5,242	10,147
Utilities	4,581	5,527
Loyalty program	2,653	2,525
Other	22,277	20,183
Total	$359,464	$333,201

11. Debt
Long-term debt consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
2014 Term Loan	$100,000	$100,000
2015 Term Loan	296,250	—
2015 Note Payable	10,144	—
Debt assumed in Tatte acquisition	1,147	—
Aggregate unamortized lender fees and issuance costs	(1,341)	(216)
Total carrying amount	406,200	99,784
Current portion of long-term debt	17,229	—
Long-term debt	$388,971	$99,784
Term Loans
On June 11, 2014, the Company entered into a term loan agreement (the “2014 Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million (the "2014 Term Loan"). The 2014 Term Loan is scheduled to mature on July 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2014 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $0.2 million in connection with the issuance of the 2014 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2014 Term Loan.
On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of December 29,

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015, $14.7 million of the 2015 Term Loan's carrying amount is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.
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
The weighted-average interest rate for the 2014 Term Loan, excluding the amortization of issuance costs, was 1.21 percent and 1.15 percent for fiscal 2015 and fiscal 2014, respectively. The weighted-average interest rate for the 2015 Term Loan, excluding the amortization of lender fees and issuance costs, was 1.33 percent for fiscal 2015. As of December 29, 2015, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the interest rates approximate current market rates (Level 2 inputs).
On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments. See Note 12 for information on the Company's interest rate swaps.
Installment Payment Agreement
On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of December 29, 2015, there was $10.1 million outstanding under the Master IPA, and $2.5 million of the Master IPA is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.
Revolving Credit Agreements
On November 30, 2012, the Company entered into a credit agreement (the "2012 Credit Agreement") with Bank of America, N.A. and other lenders party thereto. The 2012 Credit Agreement provided for an unsecured revolving credit facility of $250 million that would have become due on November 30, 2017. As of December 30, 2014, the Company had no loans outstanding under the 2012 Credit Agreement.
On July 16, 2015, the Company terminated the 2012 Credit Agreement and entered into a new credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of December 29, 2015, the Company had no loans outstanding under the 2015 Credit Agreement.
The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of December 29, 2015, the Company was in compliance with all covenant requirements.

12. Derivative Financial Instruments

The Company enters into derivative instruments solely for risk management purposes. To the extent the Company's cash-flow hedging instruments are effective in offsetting the variability in the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in accumulated other

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

comprehensive income (loss), net of tax in the Consolidated Balance Sheets. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes this credit risk by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The following table summarizes the Company's interest rate swaps as of December 29, 2015:

Trade Date	Effective Date	Term (in Years)	Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in other long-term liabilities in the Consolidated Balance Sheets. The fair value of the interest rate swaps was approximately $2.6 million as of December 29, 2015. The change in fair value of the interest rate swaps resulted in an after-tax loss of approximately $1.5 million as of December 29, 2015, which is recorded in accumulated other comprehensive income (loss). A net of tax loss of approximately $0.7 million is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during fiscal 2015.

The Company does not hold or use derivative instruments for trading purposes. The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

13. Share Repurchase Authorization
On August 23, 2012, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2012 repurchase authorization"), pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. During fiscal 2014, the Company repurchased 514,357 shares under the 2012 share repurchase authorization, at an average price of $170.15 per share, for an aggregate purchase price of approximately $87.5 million. During fiscal 2013, the Company repurchased 1,992,250 shares under the 2012 repurchase authorization, at an average price of $166.73 per share, for an aggregate purchase price of approximately $332.1 million. On June 5, 2014, the Company's Board of Directors terminated the 2012 repurchase authorization.
On June 5, 2014, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2014 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2014 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. During fiscal 2014, the Company repurchased 427,521 shares under the 2014 repurchase authorization, at an average price of $155.78 per share, for an aggregate purchase price of approximately $66.6 million. In total, during fiscal 2014, the Company repurchased 941,878 shares under the 2012 and 2014 repurchase authorizations, at an average price of $163.62 per share, for an aggregate purchase price of approximately $154.1 million.
On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During fiscal 2015, the Company repurchased 2,201,719 shares under the 2014 repurchase authorization, at an average price of $181.65 per share, for an aggregate purchase price of approximately $399.9 million. There was approximately $283.5 million available under the 2014 repurchase authorization as of December 29, 2015.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Company has repurchased shares of its Class A common stock through a share repurchase authorization approved by its Board of Directors from participants of the Panera Bread 2006 Stock Incentive Plan and the Panera Bread 2015 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. See Note 16 for further information with respect to the Company’s repurchase of the shares.

14. Commitments and Contingencies
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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments, as of December 29, 2015, were as follows (in thousands):

Fiscal Years
2016	2017	2018	2019	2020	Thereafter	Total
$149,882	148,430	145,041	138,941	130,083	659,087	$1,371,464

Rental expense under operating leases was approximately $146.6 million, $138.0 million, and $130.0 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, which included contingent (i.e., percentage rent) expense of $2.0 million, $1.5 million, and $2.2 million, respectively.
The Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets, in accordance with the accounting guidance for asset retirement obligations. The liability as of December 29, 2015 and December 30, 2014 was $19.5 million and $19.8 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in fiscal 2010, it simultaneously entered into a capital lease for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of December 29, 2015 and December 30, 2014, the Company held industrial revenue bonds and had recorded a capital lease of $0.9 million and $1.1 million in the Consolidated Balance Sheets, respectively.
The following table summarizes sale-leaseback transactions for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Number of bakery-cafes sold and leased back	4	6	3
Proceeds from sale-leaseback transactions	$10,095	$12,900	$6,132
The leases have been classified as either capital or operating leases, depending on the substance of the transaction, and have initial terms of 15 years, with renewal options of up to 20 years. The Company realized gains on these sales totaling $0.4 million, $0.3 million, and $0.3 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, which have been deferred and are being recognized on a straight-line basis over the reasonably assured lease term for the leases.
Lease Guarantees
As of December 29, 2015, the Company has guaranteed the operating leases of 75 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

lease for the bakery-cafe but remain liable to the landlord in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $244.4 million as of December 29, 2015. The obligation from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee’s performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases. As of December 29, 2015, future commitments under these leases were as follows (in thousands):

Fiscal Years
2,016	2017	2018	2019	2020	Thereafter	Total
$11,832	12,092	12,409	12,549	12,623	182,907	$244,412
Employee Commitments
The Company has executed confidential and proprietary information and non-competition agreements (“non-compete agreements”) with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the non-compete agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 29, 2015, the total amount potentially owed employees under these non-compete agreements was $24.8 million.
Legal Proceedings
On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, more recently, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015, in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager.  The Company believes its subsidiary has meritorious defenses to each of the claims in these lawsuits and is prepared to vigorously defend the allegations therein.  There can be no assurance, however, that the Company's subsidiary will be successful, and an adverse resolution of any one of these lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which one or all of these lawsuits are resolved.  The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
In addition to the legal matters described above, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.
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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
United States	$242,860	$285,564	$317,479
Canada	(6,288)	(8,270)	(4,759)
Income before income taxes	$236,572	$277,294	$312,720

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Current taxes:
U.S. federal	$83,005	$73,234	$87,548
U.S. state and local	16,242	14,306	18,638
Total current taxes	99,247	87,540	106,186
Deferred taxes:
U.S. federal	(9,737)	9,609	8,547
U.S. state and local	(2,263)	950	1,804
Foreign	—	(98)	14
Total deferred taxes	$(12,000)	$10,461	$10,365
Total provision for income taxes	$87,247	$98,001	$116,551
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Statutory U.S. federal rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	4.1	4.1	4.5
U.S. federal tax credits	(1.8)	(1.4)	(0.8)
Other, including discrete tax items	(0.4)	(2.4)	(1.4)
Effective tax rate	36.9%	35.3%	37.3%
The Company’s higher effective tax rate for fiscal 2015 as compared to fiscal 2014 was primarily due to the discrete income tax benefits reported during fiscal 2014 related to additional federal and state tax credits and an increased deduction for domestic production activities.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 29, 2015	December 30, 2014
Deferred tax assets:
Accrued expenses	$75,360	$72,891
Foreign net operating loss carryforward	4,938	4,178
Stock-based compensation	4,705	3,125
Other	2,160	1,701
Less: valuation allowance	(5,299)	(4,625)
Total deferred tax assets	$81,864	$77,270
Deferred tax liabilities:
Property and equipment	$(92,580)	$(101,533)
Goodwill and other intangibles	(25,252)	(23,705)
Total deferred tax liabilities	$(117,832)	$(125,238)
Net deferred tax liability	$(35,968)	$(47,968)
Current deferred income tax assets	$34,479	$28,621
Long-term deferred income tax liabilities	$(70,447)	$(76,589)

In assessing the realization of deferred tax assets, the Company considers the generation of future taxable income and utilizes a more likely than not standard to determine if deferred tax assets will be realized. Based on this assessment, the Company has recorded a valuation allowance of $5.3 million and $4.6 million as of December 29, 2015 and December 30, 2014, respectively, as a full valuation allowance against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations. The Company’s Canadian net operating loss carryforwards begin expiring in 2027.

As of both December 29, 2015 and December 30, 2014, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $6.1 million, inclusive of applicable interest and penalties and net of federal tax benefits, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income. These amounts were income of $0.2 million, expense of $0.3 million, and income of $0.1 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Accrued interest and penalties were $0.9 million and $1.4 million as of December 29, 2015 and December 30, 2014, respectively.

The following is a rollforward of the Company’s liability for unrecognized tax benefits for the periods indicated (in thousands):

	December 29, 2015	December 30, 2014	December 31, 2013
Beginning balance	$6,455	$2,999	$3,051
Tax positions related to the current year:
Additions	1,339	1,536	653
Tax positions related to prior years:
Additions	—	2,671	256
Reductions	(483)	—	(49)
Settlements	(200)	(131)	(425)
Expiration of statutes of limitations	(443)	(620)	(487)
Ending balance	$6,668	$6,455	$2,999

The U.S. Internal Revenue Service has completed exams of the Company’s U.S. federal tax returns for fiscal years 2012 and prior. While certain state returns in fiscal years 2002 through 2011 may be subject to future assessment by taxing authorities, the Company is no longer subject to examination in Canada and most states in fiscal years prior to 2012.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

It is reasonably possible that the Company’s liability for unrecognized tax benefits with respect to the Company’s uncertain tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

16. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 29, 2015, the Company had reserved 3,041,295 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, the 2006 Stock Incentive Plan, and the 2015 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 29, 2015, 94.9 percent of the outstanding Class B common stock was owned by the Company’s Chairman of the Board and Chief Executive Officer (the “Chairman”). Pursuant to stock subscription agreements, certain holders of Class B common stock, including the Chairman, can require the Company under certain circumstances to register their shares under the Securities Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal 2015 and 2014.
Treasury Stock
Pursuant to the terms of the Panera Bread 2006 Stock Incentive Plan and the Panera Bread 2015 Stock Incentive Plan, and the applicable award agreements, the Company repurchased 28,018 shares of Class A common stock at a weighted-average cost of $196.78 per share during fiscal 2015, 35,461 shares of Class A common stock at a weighted-average cost of $151.17 per share during fiscal 2014, and 41,601 shares of Class A common stock at a weighted-average cost of $172.79 per share during fiscal 2013, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs. Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2015, fiscal 2014, and fiscal 2013, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 13 for further information with respect to the Company’s share repurchase authorizations.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative instruments designated and qualifying as cash flow hedges.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize changes in accumulated other comprehensive income (loss), net of tax, for fiscal 2015 and fiscal 2014 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
December 29, 2015
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized before reclassification	(2,126)	(1,543)	(3,669)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(2,126)	(1,543)	(3,669)
Net gains (losses), end of period	$(3,486)	$(1,543)	$(5,029)

December 30, 2014
Net gains (losses), beginning of period	$(333)	$—	$(333)
Net gains (losses) recognized before reclassification	(1,027)	—	(1,027)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(1,027)	—	(1,027)
Net gains (losses), end of period	$(1,360)	$—	$(1,360)

17. Stock-Based Compensation
As of December 29, 2015, the Company had one active stock-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”), and had incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”) and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (the “1992 Plan”), the 2006 Stock Incentive plan (the "2006 Plan"), and the 2001 Employee, Director, and Consultant Stock Option Plan (the “2001 Plan”).
2015 Stock Incentive Plan
In fiscal 2015, the Company’s Board of Directors adopted the 2015 Plan, which was approved by the Company’s stockholders in May 2015. The 2015 Plan provides for the grant of up to 1,750,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as option awards, restricted stock, restricted stock units, and other stock-based awards. As a result of stockholder approval of the 2015 Plan, effective as of May 21, 2015, the Company will grant no further stock options, restricted stock or other awards under the 2006 Plan. The Company’s Board of Directors administers the 2015 Plan and has sole discretion to grant awards under the 2015 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2015 Plan, other than to the Company’s Chairman of the Board and Chief Executive Officer, to the Company’s Compensation and Management Development Committee (the “Compensation Committee”).
Long-Term Incentive Program
In fiscal 2005, the Company adopted the 2005 Long Term Incentive Plan (the “2005 LTIP”) as a sub-plan under the 2001 Employee, Director, and Consultant Stock Option Plan (the “2001 Plan”) and the 1992 Equity Incentive Plan (the “1992 Plan”). In May 2006, the Company amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2006 Plan. In August 2015, the Company further amended the 2005 LTIP to provide that the 2005 LTIP is a sub-plan under the 2015 Plan. Under the amended 2005 LTIP, certain directors, officers, employees, and consultants, subject to approval by the Compensation Committee, may be selected as participants eligible to receive a percentage of their annual salary in future years, subject to the terms of the 2006 Plan. This percentage is based on the participant's level in the Company. In addition, the payment of this incentive can be made in several forms based on the participant's level including performance awards (payable in cash or common stock or some combination of cash and common stock as determined by the Compensation Committee), restricted stock, choice awards of restricted stock and/or stock settled appreciation rights (“SSARs”) (or, if determined by the Compensation Committee, stock options), or deferred annual bonus match awards. The Compensation Committee may consider the Company’s performance relative to the performance of its peers in determining the payout of performance awards, as further discussed below.
For fiscal 2015, fiscal 2014 and fiscal 2013, compensation expense related to performance awards, restricted stock, options, SSARs, and deferred annual bonus match was $16.4 million, $11.1 million, and $16.0 million, net of capitalized compensation expense of $1.5 million, $1.1 million, and $0.9 million, respectively.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings metrics. The performance awards are earned based on achievement of predetermined earnings performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 300 percent of the participant's salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards have generally been paid 100 percent in cash but may be paid in some other combination of cash and common stock as determined by the Compensation Committee. In fiscal 2015, in lieu of a performance award, the Compensation Committee granted a restricted stock award and a choice award, each which will vest in full on the third anniversary of the grant date in an aggregate amount having a value at the time of grant equal to the participant's targeted performance award payment. For fiscal 2015, fiscal 2014, and fiscal 2013, compensation expense related to the performance awards was $2.0 million, $1.2 million, and $4.3 million, net of capitalized compensation expense of less than $0.1 million, $0.1 million, and $0.2 million, respectively.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock granted to date under the 2005 LTIP, restrictions generally limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 29, 2015, there was $46.5 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.4 years. For fiscal 2015, fiscal 2014, and fiscal 2013, restricted stock expense was $12.6 million, $8.3 million, and $9.2 million, net of capitalized compensation expense of $1.3 million, $0.9 million, and $0.6 million, respectively. For fiscal 2015, fiscal 2014, and fiscal 2013, the income tax benefit related to restricted stock expense was $5.0 million, $3.3 million, and $3.4 million, respectively.
A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 30, 2014	325	$142.41
Granted	154	187.76
Vested	(82)	121.46
Forfeited	(49)	151.05
Non-vested at December 29, 2015	348	$166.15

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants received an additional 50 percent of their annual bonus, which was to be paid three years after the date of the original bonus payment provided the participant was still employed by the Company. For fiscal 2015, fiscal 2014, and fiscal 2013, compensation expense related to deferred annual bonus match awards was $1.1 million, $1.3 million, and $2.1 million, net of capitalized compensation expense of $0.1 million, $0.1 million, and $0.1 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Income. The Company determined that it would no longer grant the deferred annual bonus match award portion under the 2005 LTIP beginning with the 2014 measurement year. Compensation expense related to deferred annual bonus match awards for years prior to fiscal 2014 will continue to be recognized through fiscal 2016.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. The Company uses historical data to estimate pre-vesting forfeiture rates. As of December 29, 2015, there was no unrecognized compensation cost related to non-vested options. For fiscal 2015, fiscal 2014, and fiscal 2013, stock-based compensation expense related to stock options charged to general and administrative expenses was $0.2 million, $0.1 million, and $0.2 million, respectively.
The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 30, 2014	16	$120.97
Granted	3	174.80
Exercised	(4)	67.94		470
Cancelled	—	—
Outstanding at December 29, 2015	15	$146.79	2.9	726
Exercisable at December 29, 2015	15	$146.79	2.9	$726

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2015 of $197.08 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2015, fiscal 2014, and fiscal 2013 was $0.3 million, $1.1 million, and $0.6 million, respectively. Windfall tax benefits realized from exercised stock options in fiscal 2015, fiscal 2014, and fiscal 2013 were $2.1 million, $3.1 million, and $8.1 million, respectively, and were included as cash flows from financing activities in the Consolidated Statements of Cash Flows.
A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s Class A common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. As of December 29, 2015, the total unrecognized compensation cost related to non-vested SSARs was $1.9 million, and is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2015, fiscal 2014, and fiscal 2013, stock-based compensation expense related to SSARs was $0.5 million, $0.2 million, and $0.2 million, respectively, and was charged to general and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2015:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 30, 2014	29	$144.63	4.0	$885
Granted	33	174.25
Converted	(4)	89.71
Cancelled	(1)	152.14
Outstanding at December 29, 2015	57	$165.54	4.5	$1,814
Convertible at December 29, 2015	7	$141.04	2.7	$399

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2015 of $197.08 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 29, 2015 have a conversion price ranging from $99.30 to $202.52 and are expected to be recognized over a weighted-average period of approximately 4.5 years.
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
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Fair value per option awards	$47.56	$46.01	$55.63
Assumptions:
Expected term (years)	5	5	5
Expected volatility	27.6%	28.8%	36.5%
Risk-free interest rate	1.6%	1.6%	1.3%
Dividend yield	0.0%	0.0%	0.0%

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
The amounts presented for the weighted-average fair value of option awards granted are before the estimated effect of forfeitures, which reduce the amount of stock-based compensation expense recorded in the Consolidated Statements of Income.
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
1992 Employee Stock Purchase Plan
In May 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the “ESPP”). The ESPP was subsequently amended in years prior to fiscal 2014 to increase the number of shares of the Company's Class A common stock authorized for issuance to

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

950,000. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 24,000, 23,000, and 20,000 shares purchased with a weighted-average fair value of purchase rights of $26.21, $24.71, and $25.01 during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. For fiscal 2015, fiscal 2014, and fiscal 2013, the Company recognized expense of approximately $0.6 million, $0.6 million, and $0.5 million in each of the respective years related to stock purchase plan discounts. Effective June 5, 2014, the Plan was amended to further increase the number of the Company’s Class A common stock shares authorized for issuance to 1,050,000. Cumulatively, there were approximately 925,000 shares issued under this plan as of December 29, 2015, 901,000 shares issued under this plan as of December 30, 2014, and 878,000 shares issued under this plan as of December 31, 2013.

18. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first three percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after five years. The Company contributed $2.3 million, $2.2 million, and $2.0 million to the Plan in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies applicable to each segment are consistent with those described in Note 2, “Summary of Significant Accounting Policies.” Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Revenues:
Company bakery-cafe operations	$2,358,794	$2,230,370	$2,108,908
Franchise operations	138,563	123,686	112,641
Fresh dough and other product operations	382,110	370,004	347,922
Intercompany sales eliminations	(197,887)	(194,865)	(184,469)
Total revenues	$2,681,580	$2,529,195	$2,385,002
Segment profit:
Company bakery-cafe operations (1)	$366,905	$400,261	$413,474
Franchise operations	133,449	117,770	106,395
Fresh dough and other product operations	23,517	22,872	21,293
Total segment profit	$523,871	$540,903	$541,162

Depreciation and amortization	$135,398	$124,109	$106,523
Unallocated general and administrative expenses	137,790	132,144	117,089
Pre-opening expenses	9,089	8,707	7,794
Interest expense	3,830	1,824	1,053
Other (income) expense, net	1,192	(3,175)	(4,017)
Income before income taxes	$236,572	$277,294	$312,720
Depreciation and amortization:
Company bakery-cafe operations	$105,535	$103,239	$90,872
Fresh dough and other product operations	9,367	8,613	8,239
Corporate administration	20,496	12,257	7,412
Total depreciation and amortization	$135,398	$124,109	$106,523
Capital expenditures:
Company bakery-cafe operations	$174,633	$167,856	$153,584
Fresh dough and other product operations	12,175	12,178	11,461
Corporate administration	37,124	44,183	26,965
Total capital expenditures	$223,932	$224,217	$192,010

(1)	Includes refranchising losses of $17.1 million for the fiscal year ended December 29, 2015.

	December 29, 2015	December 30, 2014
Segment assets:
Company bakery-cafe operations	$953,717	$953,896
Franchise operations	13,049	13,145
Fresh dough and other product operations	75,634	65,219
Total segment assets	$1,042,400	$1,032,260

Unallocated cash and cash equivalents	$241,886	$196,493
Unallocated trade and other accounts receivable	2,968	3,104
Unallocated property and equipment	107,333	84,224
Unallocated deposits and other	6,660	3,575
Other unallocated assets	74,071	71,030
Total assets	$1,475,318	$1,390,686

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

20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$149,342	$179,293	$196,169

Weighted average number of shares outstanding — basic	25,685	26,881	28,629
Effect of dilutive stock-based employee compensation awards	103	118	165
Weighted average number of shares outstanding — diluted	25,788	26,999	28,794

Earnings per common share:
Basic	$5.81	$6.67	$6.85
Diluted	$5.79	$6.64	$6.81

For each of fiscal 2015, fiscal 2014, and fiscal 2013, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

21. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the periods indicated (in thousands):

	For the fiscal year ended
	December 29, 2015	December 30, 2014	December 31, 2013
Cash paid during the year for:
Interest	$3,073	$773	$253
Income taxes	92,964	91,187	104,072
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$(2,894)	$15,479	$16,194
Financed property and equipment purchases	12,680	—	—
Accrued purchase price of Florida acquisition	—	—	270
Investment in municipal industrial revenue bonds	(186)	(186)	(186)
Asset retirement obligations	635	9,341	664

PANERA BREAD COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2015 - quarters ended (1)
	March 31	June 30	September 29	December 29
Revenues	$648,504	$676,657	$664,654	$691,765
Operating profit	51,197	68,412	52,102	69,883
Net income attributable to Panera Bread Company	31,860	41,929	32,393	43,160
Earnings per common share:
Basic	$1.20	$1.60	$1.28	$1.75
Diluted	$1.20	$1.60	$1.27	$1.74

	Fiscal 2014 - quarters ended (1)
	April 1	July 1	September 30	December 30
Revenues	$605,753	$631,055	$619,890	$672,497
Operating profit	67,005	73,942	57,959	77,037
Net income attributable to Panera Bread Company	42,395	49,192	39,214	48,492
Earnings per common share:
Basic	$1.55	$1.83	$1.47	$1.82
Diluted	$1.55	$1.82	$1.46	$1.82

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 29, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 29, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 29, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) All Financial Statements:
Consolidated financial statements filed as part of this report are listed under Item 8: "Financial Statements and Supplementary Data".

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Self-insurance reserves:
Fiscal year ended December 31, 2013	$28,903	$46,930	$(44,288)	$31,545
Fiscal year ended December 30, 2014	$31,545	$50,729	$(49,715)	$32,559
Fiscal year ended December 29, 2015	$32,559	$54,341	$(49,692)	$37,208

Deferred tax assets, valuation allowance:
Fiscal year ended December 31, 2013	$1,761	$1,412	$—	$3,173
Fiscal year ended December 30, 2014	$3,173	$1,452	$—	$4,625
Fiscal year ended December 29, 2015	$4,625	$674	$—	$5,299
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Date: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Chief Executive Officer	February 18, 2016
Ronald M. Shaich	(Principal Executive Officer)

/s/ MICHAEL J. BUFANO	Senior Vice President, Chief Financial Officer	February 18, 2016
Michael J. Bufano	(Principal Financial Officer)

/s/ MARK D. WOOLDRIDGE	VP, Controller, Chief Accounting Officer	February 18, 2016
Mark D. Wooldridge	(Principal Accounting Officer)

/s/ DOMENIC COLASACCO	Director	February 18, 2016
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 18, 2016
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 18, 2016
Larry J. Franklin

/s/ DIANE HESSAN	Director	February 18, 2016
Diane Hessan

/s/ THOMAS E. LYNCH	Director	February 18, 2016
Thomas E. Lynch

/s/ WILLIAM W. MORETON	Executive Vice Chairman	February 18, 2016
William W. Moreton

	Director	February 18, 2016
Mark C. Stoever

	Director	February 18, 2016
James D. White

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of the Registrant, as amended and restated through June 7, 2002 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 13, 2002 (File No. 0-19253), as filed with the Commission on August 26, 2002 and incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2011 and incorporated herein by reference).

3.3
Third Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on November 10, 2015 and incorporated herein by reference).

10.1
Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 22, 2014 (File No. 0-19253), as filed with the Commission on April 22, 2014 and incorporated herein by reference.†

10.2
Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3
1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4
2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5
2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.6
2006 Stock Incentive Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference).†

10.7
Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.8
Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program, as amended (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.9
Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.10
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended, adopted May 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference).†

10.11
Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended, adopted August 5, 2015 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.12
Form of Stock Settled Appreciation Right Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.13
Form of amended Stock Settled Appreciation Right Agreement under the 2005 Long-Term Incentive Program, as amended, adopted August 5, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

Exhibit Number	Description
10.14	2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 27, 2015 and incorporated herein by reference).†

10.15
Form of Non-Qualified Stock Option Agreement for directors under the 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.16
Form of Restricted Stock Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.17
Form of Stock Settled Appreciation Right Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.18
Employment Letter between the Registrant and Mark Borland (filed as Exhibit 10.6.17 to the Registrant’s
Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002 (File No. 0-19253), as filed with the Commission on November 18, 2002 and incorporated herein by reference).†

10.19
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.20
Description of Compensation Arrangements with Non-Employee Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2006 (File No. 0-19253), as filed with the Commission on May 4, 2006 and incorporated herein by reference).†

10.21
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Executive and Senior Vice Presidents (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-19253), as filed with the Commission on February 20, 2014 and incorporated herein by reference).†

10.22
Employment Letter between the Registrant and Andrew Madsen, dated as of May 7, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-19253), as filed with the Commission on July 29, 2015 and incorporated herein by reference).†

10.23
General Release, dated as of October 9, 2015, by and between the Registrant and Mark Wesley (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2015 (File No. 0-19253), as filed with the Commission on October 28, 2015 and incorporated herein by reference).†

10.24
Credit Agreement dated as of November 30, 2012 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on December 4, 2012 and incorporated herein by reference).

10.25
Term Loan Agreement, dated as of June 11, 2014 by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on June 12, 2014 and incorporated herein by reference).

10.26
Confirmation of Prior Consent Under Credit Agreement, dated as of June 24, 2015, by and among the Registrant, Bank of America, N.A., as administrative agent, and each lender signatory thereto (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-19253), as filed with the Commission on July 29, 2015 and incorporated herein by reference).

10.27
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

10.28
Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

Exhibit Number	Description
10.29
Term Loan Agreement, dated as of July 16, 2015 by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference)

10.30
Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Reality Limited Partnership, and Panera, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2012 (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.31
Amendment No. 1, dated December 27, 2012, to Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Realty Limited Partnership, and Panera, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2012 (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

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