Form 10-Q
period 2016-03-29
PANERA BREAD CO
filed 2016-04-27
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2016

or

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

As of April 26, 2016, the registrant had 22,510,434 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	March 29, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$159,985	$241,886
Trade accounts receivable, net	41,783	38,211
Other accounts receivable	37,729	77,575
Inventories	21,600	22,482
Prepaid expenses and other	55,719	59,457
Assets held for sale	16,053	28,699
Total current assets	332,869	468,310
Property and equipment, net	789,659	776,248
Other assets:
Goodwill	122,377	121,791
Other intangible assets, net	61,321	63,877
Deposits and other	10,092	10,613
Total other assets	193,790	196,281
Total assets	$1,316,318	$1,440,839
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$25,354	$19,805
Accrued expenses	315,584	359,464
Current portion of long-term debt	17,229	17,229
Liabilities associated with assets held for sale	1,231	2,945
Total current liabilities	359,398	399,443
Long-term debt	385,251	388,971
Deferred rent	63,854	62,610
Deferred income taxes	34,208	35,968
Other long-term liabilities	55,787	52,566
Total liabilities	898,498	939,558
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,891	3,981
Stockholders' Equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,840,678 issued and 22,735,839 outstanding at March 29, 2016; 30,836,669 issued and 23,346,188 outstanding at December 29, 2015	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at March 29, 2016; 1,381,730 issued and outstanding at December 29, 2015	—	—
Treasury stock, carried at cost; 8,104,839 shares at March 29, 2016 and 7,490,481 shares at December 29, 2015	(1,233,036)	(1,111,586)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at March 29, 2016 and December 29, 2015	—	—
Additional paid-in capital	240,558	235,393
Accumulated other comprehensive income (loss)	(7,203)	(5,029)
Retained earnings	1,413,607	1,378,519
Total stockholders’ equity	413,929	497,300
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$1,316,318	$1,440,839

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Revenues:
Bakery-cafe sales, net	$598,784	$573,676
Franchise royalties and fees	37,852	32,393
Fresh dough and other product sales to franchisees	48,517	42,435
Total revenues	$685,153	$648,504
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$176,685	$173,657
Labor	191,562	181,537
Occupancy	41,920	42,856
Other operating expenses	88,431	80,737
Total bakery-cafe expenses	498,598	478,787
Fresh dough and other product cost of sales to franchisees	42,218	36,266
Depreciation and amortization	36,257	33,947
General and administrative expenses	48,182	37,767
Pre-opening expenses	2,196	1,649
Refranchising loss	1,071	8,891
Total costs and expenses	628,522	597,307
Operating profit	56,631	51,197
Interest expense	1,739	486
Other (income) expense, net	(251)	(184)
Income before income taxes	55,143	50,895
Income taxes	20,145	19,035
Net income	$34,998	$31,860
Less: Net loss attributable to noncontrolling interest	(90)	—
Net income attributable to Panera Bread Company	$35,088	$31,860

Earnings per common share:
Basic	$1.46	$1.20
Diluted	$1.45	$1.20

Weighted average shares of common and common equivalent shares outstanding:
Basic	24,105	26,478
Diluted	24,214	26,569

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Net income	$34,998	$31,860
Less: Net loss attributable to noncontrolling interest	(90)	—
Net income attributable to Panera Bread Company	$35,088	$31,860

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(4,537)	—
Tax (expense) benefit	1,794	—
Foreign currency translation adjustment	569	(1,025)
Other comprehensive income (loss) attributable to Panera Bread Company	(2,174)	(1,025)
Comprehensive income attributable to Panera Bread Company	$32,914	$30,835

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$34,998	$31,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,257	33,947
Stock-based compensation expense	4,322	4,046
Tax benefit from stock-based compensation	(70)	(28)
Deferred income taxes	34	(32,379)
Refranchising loss	—	8,891
Other	4,517	458
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	32,642	54,290
Inventories	1,322	1,676
Prepaid expenses and other	3,738	(1,167)
Deposits and other	521	160
Accounts payable	566	(273)
Accrued expenses	(34,497)	(25,059)
Deferred rent	245	772
Other long-term liabilities	(1,982)	(5,176)
Net cash provided by operating activities	82,613	72,018
Cash flows from investing activities:
Additions to property and equipment	(50,573)	(49,574)
Proceeds from refranchising	—	3,218
Proceeds from sale-leaseback transactions	2,998	2,161
Proceeds from sale of property and equipment	—	1,553
Net cash used in investing activities	(47,575)	(42,642)
Cash flows from financing activities:
Repayments of long-term debt	(3,797)	—
Repurchases of common stock	(113,985)	(25,139)
Tax benefit from stock-based compensation	70	28
Proceeds from issuance of common stock under employee benefit plans	773	773
Net cash used in financing activities	(116,939)	(24,338)
Net (decrease) increase in cash and cash equivalents	(81,901)	5,038
Cash and cash equivalents at beginning of period	241,886	196,493
Cash and cash equivalents at end of period	$159,985	$201,531

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2015 (“fiscal 2015”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015, as filed with the SEC on February 18, 2016. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 29, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company's financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year ending December 27, 2016 ("fiscal 2016"). Certain reclassifications have been made to prior year balances to conform to the fiscal 2016 presentation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 during the thirteen weeks ended March 29, 2016 on a retrospective basis. As a result of the retrospective adoption, the Company reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities on the Consolidated Balance Sheets. Adoption of this standard did not impact the Company's results of operations or cash flows in either the current or previous interim and annual reporting periods.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

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

Note 2. Divestitures

Refranchising Initiative

In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes. As of March 29, 2016, the Company had completed the sale of 75 Company-owned bakery-cafes.

During the thirteen weeks ended March 29, 2016, 20 Company-owned bakery-cafes that the Company concluded no longer met all of the criteria required to be classified as held for sale were reclassified to held and used at their fair value.

The Company classified as held for sale the assets and certain liabilities of 15 and 35 Company-owned bakery-cafes as of March 29, 2016 and December 29, 2015, respectively. The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale (in thousands):

	March 29, 2016	December 29, 2015
Inventories	$298	$738
Property and equipment, net	14,842	26,462
Goodwill	913	1,499
Assets held for sale	$16,053	$28,699

Deferred rent	$1,029	$2,410
Asset retirement obligation	202	535
Liabilities associated with assets held for sale	$1,231	$2,945

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

The following summarizes activity associated with the refranchising initiative recorded in the caption entitled Refranchising loss in the Consolidated Statements of Income for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Loss on assets held for sale (1)	$—	$7,625
Lease termination costs and impairment of long-lived assets (1)	905	3,836
Professional fees, severance, and other	166	—
Loss (gain) on sale of bakery-cafes (1)	—	(2,570)
Refranchising loss	$1,071	$8,891

(1)
Amounts for the thirteen weeks ended March 31, 2015 are included in the caption entitled Refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities.

Note 3. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2016:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$7,089	$—	$7,089	$—
Total liabilities	$7,089	$—	$7,089	$—

December 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$2,552	$—	$2,552	$—
Total liabilities	$2,552	$—	$2,552	$—

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

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 29, 2016	December 29, 2015
Food:
Fresh dough facilities:
Raw materials	$3,001	$3,561
Finished goods	528	446
Bakery-cafes:
Raw materials	14,615	14,819
Paper goods	3,456	3,656
Total	$21,600	$22,482

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 29, 2016	December 29, 2015
Unredeemed gift cards, net	$100,034	$123,363
Capital expenditures	41,879	53,914
Insurance	39,665	37,208
Compensation and related employment taxes	38,053	64,882
Taxes, other than income taxes	21,789	20,206
Advertising	15,957	5,242
Fresh dough and other product operations	9,199	10,854
Occupancy costs	8,553	8,594
Deferred revenue	5,252	5,690
Utilities	4,686	4,581
Loyalty program	2,764	2,653
Other	27,753	22,277
Total	$315,584	$359,464

Note 6. Debt

Long-term debt consisted of the following (in thousands):

	March 29, 2016	December 29, 2015
2014 Term Loan	$100,000	$100,000
2015 Term Loan	292,500	296,250
2015 Note Payable	10,144	10,144
Debt assumed in Tatte acquisition	1,100	1,147
Aggregate unamortized lender fees and issuance costs	(1,264)	(1,341)
Total carrying amount	402,480	406,200
Current portion of long-term debt	17,229	17,229
Long-term debt	$385,251	$388,971

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

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of March 29, 2016, $14.7 million of the 2015 Term Loan's carrying amount is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.

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

The weighted-average interest rate for the 2014 Term Loan, excluding the amortization of issuance costs, was 1.54% and 1.17% for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively. The weighted-average interest rate for the 2015 Term Loan, excluding the amortization of lender fees and issuance costs, was 1.54% for the thirteen weeks ended March 29, 2016. As of March 29, 2016, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the variable interest rates approximate current market rates (Level 2 inputs).

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

Installment Payment Agreement

On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of March 29, 2016, there was $10.1 million outstanding under the 2015 Note Payable and $2.5 million of the 2015 Note Payable is presented as the Current portion of long-term debt in the Consolidated Balance Sheets.

Revolving Credit Agreements

On July 16, 2015, the Company entered into a credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of March 29, 2016, the Company had no loans outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of March 29, 2016, the Company was in compliance with all covenant requirements.

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

The following table summarizes the Company's interest rate swaps as of March 29, 2016:

Trade Date	Effective Date	Term (in Years)	Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in other long-term liabilities in the Consolidated Balance Sheets. The fair value of the interest rate swaps was approximately $7.1 million as of March 29, 2016. The change in fair value of the interest rate swaps resulted in an after-tax loss of approximately $2.7 million as of March 29, 2016, which is recorded in accumulated other comprehensive income (loss). A net of tax loss of approximately $1.3 million is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during the thirteen weeks ended March 29, 2016.

The Company does not hold or use derivative instruments for trading purposes. The Company does not have any derivatives that are not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Note 8. Stockholders' Equity

Share Repurchase Authorization

On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2014 repurchase authorization”), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2014 repurchase authorization may be modified, suspended or discontinued by the Company's Board of Directors at any time.

On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the thirteen weeks ended March 29, 2016, the Company repurchased 613,335 shares under the 2014 repurchase authorization, at an average price of $197.63 per share, for an aggregate purchase price of approximately $121.2 million, of which $7.5 million remained unpaid as of March 29, 2016. These repurchases traded during the thirteen weeks ended March 29, 2016 and settled in the subsequent quarter. As of March 29, 2016, the Company has repurchased a total of 3,242,575 shares under the 2014 repurchase authorization, at an average price of $181.26 per share, for an aggregate purchase price of approximately $587.7 million. There was approximately $162.3 million available under the 2014 repurchase authorization as of March 29, 2016.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended March 29, 2016 and March 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
March 29, 2016
Net gains (losses), beginning of period	$(3,486)	$(1,543)	$(5,029)
Net gains (losses) recognized before reclassification	569	(2,743)	(2,174)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	569	(2,743)	(2,174)
Net gains (losses), end of period	$(2,917)	$(4,286)	$(7,203)

March 31, 2015
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized before reclassification	(1,025)	—	(1,025)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(1,025)	—	(1,025)
Net gains (losses), end of period	$(2,385)	$—	$(2,385)

Note 9. Commitments and Contingencies

Lease Obligations

As of March 29, 2016, the Company has guaranteed the operating leases of 75 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $241.5 million as of March 29, 2016. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, more recently, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. The Company believes its subsidiary has meritorious defenses to each of the claims in these lawsuits and is prepared to vigorously defend the allegations therein. There can be no assurance, however, that the Company's subsidiary will be successful, and an adverse resolution of any one of these lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which one or all of these lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Revenues:
Company bakery-cafe operations	$598,784	$573,676
Franchise operations	37,852	32,393
Fresh dough and other product operations	95,899	90,124
Intercompany sales eliminations	(47,382)	(47,689)
Total revenues	$685,153	$648,504
Segment profit:
Company bakery-cafe operations (1)	$99,115	$85,998
Franchise operations	36,452	31,079
Fresh dough and other product operations	6,299	6,169
Total segment profit	$141,866	$123,246

Depreciation and amortization	$36,257	$33,947
Unallocated general and administrative expenses	46,782	36,453
Pre-opening expenses	2,196	1,649
Interest expense	1,739	486
Other (income) expense, net	(251)	(184)
Income before income taxes	$55,143	$50,895
Depreciation and amortization:
Company bakery-cafe operations	$27,697	$27,335
Fresh dough and other product operations	2,105	2,309
Corporate administration	6,455	4,303
Total depreciation and amortization	$36,257	$33,947
Capital expenditures:
Company bakery-cafe operations	$34,878	$35,518
Fresh dough and other product operations	5,925	994
Corporate administration	9,770	13,062
Total capital expenditures	$50,573	$49,574

(1)	Includes refranchising losses of $1.1 million and $8.9 million for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively.

	March 29, 2016	December 29, 2015
Segment assets:
Company bakery-cafe operations	$917,216	$953,717
Franchise operations	13,689	13,049
Fresh dough and other product operations	82,128	75,634
Total segment assets	$1,013,033	$1,042,400

Unallocated cash and cash equivalents	$159,985	$241,886
Unallocated trade and other accounts receivable	3,096	2,968
Unallocated property and equipment	110,102	107,333
Unallocated deposits and other	6,124	6,660
Other unallocated assets	23,978	39,592
Total assets	$1,316,318	$1,440,839

“Unallocated cash and cash equivalents” relates primarily to corporate cash and cash equivalents, “unallocated trade and other accounts receivable” relates primarily to rebates and interest receivable, “unallocated property and equipment” relates primarily to corporate fixed assets, “unallocated deposits and other” relates primarily to insurance deposits, and “other unallocated assets” relates primarily to refundable income taxes.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$35,088	$31,860

Weighted average number of shares outstanding — basic	24,105	26,478
Effect of dilutive stock-based employee compensation awards	109	91
Weighted average number of shares outstanding — diluted	24,214	26,569

Earnings per common share:
Basic	$1.46	$1.20
Diluted	$1.45	$1.20

For each of the thirteen weeks ended March 29, 2016 and March 31, 2015, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of approximately 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 12. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information (in thousands):

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Cash paid during the period for:
Interest	$1,496	$298
Income taxes	6,621	4,044
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$(12,035)	$(2,051)
Accrued share repurchases	7,465	—
Asset retirement obligations	333	91

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, our intention to repurchase shares from time to time under the share repurchase program and our refranchising activities, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC, including our

Annual Report on Form 10-K for the year ended December 29, 2015 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Executive Summary of Results

Overview

•	Total revenues increased 5.7 percent to $685 million for the thirteen weeks ended March 29, 2016 compared to $649 million for the thirteen weeks ended March 31, 2015.

•
Company-owned comparable net bakery-cafe sales growth of 6.2 percent for the thirteen weeks ended March 29, 2016 comprised of year-over-year average check growth of 3.8 percent and transaction growth of 2.4 percent.

•
Earnings per diluted share for the thirteen weeks ended March 29, 2016 was $1.45 compared to earnings per diluted share of $1.20 for the thirteen weeks ended March 31, 2015. Included in earnings per diluted share for the thirteen weeks ended March 29, 2016 was an amount reserved for a legal matter of $0.08 per diluted share and charges related to our refranchising initiative of $0.03 per diluted share. Included in earnings per diluted share for the thirteen weeks ended March 31, 2015 were charges related to our refranchising initiative of $0.21 per diluted share.

Consolidated Statements of Income Margin Analysis

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Revenues:
Bakery-cafe sales, net	87.4%	88.5%
Franchise royalties and fees	5.5	5.0
Fresh dough and other product sales to franchisees	7.1	6.5
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.5%	30.3%
Labor	32.0	31.6
Occupancy	7.0	7.5
Other operating expenses	14.8	14.1
Total bakery-cafe expenses	83.3	83.5
Fresh dough and other product cost of sales to franchisees (2)	87.0	85.5
Depreciation and amortization	5.3	5.2
General and administrative expenses	7.0	5.8
Pre-opening expenses	0.3	0.3
Refranchising loss	0.2	1.4
Total costs and expenses	91.7	92.1
Operating profit	8.3	7.9
Interest expense	0.3	0.1
Other (income) expense, net	—	—
Income before income taxes	8.0	7.8
Income taxes	2.9	2.9
Net income	5.1	4.9
Less: Net loss attributable to noncontrolling interest	—	—
Net income attributable to Panera Bread Company	5.1%	4.9%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Number of bakery-cafes:
Company-owned:
Beginning of period	901	925
Bakery-cafes opened	17	11
Bakery-cafes closed	(2)	(2)
Bakery-cafes refranchised (1)	—	(1)
End of period	916	933
Franchise-operated:
Beginning of period	1,071	955
Bakery-cafes opened	13	14
Bakery-cafes closed	(3)	(2)
Bakery-cafes refranchised (1)	—	1
End of period	1,081	968
System-wide:
Beginning of period	1,972	1,880
Bakery-cafes opened	30	25
Bakery-cafes closed	(5)	(4)
End of period (2)	1,997	1,901

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee.
(2) Excluded from the number of total bakery-cafes were 28 and 29 catering-only units, referred to as delivery hubs, as of March 29, 2016 and March 31, 2015, respectively.

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Company-owned	6.2%	1.5%
Franchise-operated	3.3%	(0.1)%
System-wide	4.7%	0.7%

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Price	2.9%	1.3%
Mix	0.9%	0.1%
Average check	3.8%	1.4%

Transactions	2.4%	0.1%
Company-owned comparable net bakery-cafe sales growth	6.2%	1.5%

The increase in transactions during the thirteen weeks ended March 29, 2016 was due to a variety of factors, including, but not limited to, momentum from our strategic initiatives and approximately 150 basis points of favorable year-over-year weather impact, partially offset by approximately 50 basis points of negative impact from the shift of the Easter holiday from the second fiscal quarter in 2015 to the first fiscal quarter in 2016. Price growth during the thirteen weeks ended March 29, 2016 was 2.9 percent, as retail prices were adjusted in anticipation of labor and food cost inflation and due to an earlier price increase in fiscal 2016. The increase in mix during the thirteen weeks ended March 29, 2016 was primarily due to higher catering sales growth, more items per check, and increased sales of higher-priced items.

Fiscal 2016 Outlook

We are now targeting full year fiscal 2016 diluted earnings per share growth of 5% to 8% when compared to full year fiscal 2015, excluding the impact of one-time charges. The revised diluted earnings per share target range is based on anticipated Company-owned comparable net bakery-cafe sales growth for fiscal 2016 of 4.0% to 5.0%. We continue to expect operating margin will be down 50 to 100 basis points when compared to fiscal 2015 which reflects startup and transition costs associated with our initiatives, excluding the impact of one-time charges. We also continue to anticipate opening 90 to 100 bakery-cafes system-wide and expect average weekly net sales for new Company-owned bakery-cafes of $45,000 to $47,000.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Bakery-cafe sales, net	$598,784	$573,676	4.4%
Franchise royalties and fees	37,852	32,393	16.9%
Fresh dough and other product sales to franchisees	48,517	42,435	14.3%
Total revenues	$685,153	$648,504	5.7%

System-wide average weekly net sales	$49,280	$47,039	4.8%

The growth in total revenues for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily due to the opening of 117 new bakery-cafes system-wide since March 31, 2015 and the 4.7 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2016, partially offset by the refranchising of 74 bakery-cafes and the closure of 21 bakery-cafes system-wide since March 31, 2015.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Bakery-cafe sales, net	$598,784	$573,676	4.4%
As a percentage of total revenues	87.4%	88.5%

Company-owned average weekly net sales	$50,550	$47,478	6.5%
Company-owned number of operating weeks	11,811	12,083	(2.3)%

The increase in net bakery-cafe sales for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily due to the 6.2 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2016 as the refranchising of 74 bakery-cafes and the closure of six Company-owned bakery-cafes since March 31, 2015 offset the opening of 63 new Company-owned bakery-cafes since March 31, 2015.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Franchise royalties	$37,372	$30,894	21.0%
Franchise fees	480	1,499	(68.0)%
Total	$37,852	$32,393	16.9%

Franchise-operated average weekly net sales	$48,206	$46,614	3.4%
Franchise-operated number of operating weeks	13,978	12,486	11.9%

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily due to the refranchising of 74 bakery-cafes and the opening of 54 franchise-operated bakery-cafes since March 31, 2015, increased information technology service revenues, and the 3.3 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2016, partially offset by the closure of 15 franchise-operated bakery-cafes since March 31, 2015.

As of March 29, 2016, there were 1,081 franchise-operated bakery-cafes open and we had received commitments to open 140 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Fresh dough and other product sales to franchisees	$48,517	$42,435	14.3%
As a percentage of total revenues	7.1%	6.5%

The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily due to the refranchising of 74 bakery-cafes and the opening of 54 franchise-operated bakery-cafes since March 31, 2015, and the 3.3 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen weeks ended March 29, 2016, partially offset by the closure of 15 franchise-operated bakery-cafes since March 31, 2015.

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Cost of food and paper products	$176,685	$173,657	1.7%
As a percentage of bakery-cafe sales, net	29.5%	30.3%

The decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily due to improved leverage from higher comparable net bakery-cafe sales and benign inflation.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Labor expense	$191,562	$181,537	5.5%
As a percentage of bakery-cafe sales, net	32.0%	31.6%

The increase in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of increased labor supporting ongoing operational initiatives and wage inflation, partially offset by improved leverage from higher comparable net bakery-cafe sales.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Occupancy	$41,920	$42,856	(2.2)%
As a percentage of bakery-cafe sales, net	7.0%	7.5%

The decrease in occupancy costs as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Other operating expenses	$88,431	$80,737	9.5%
As a percentage of bakery-cafe sales, net	14.8%	14.1%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of asset impairment losses recorded during the thirteen weeks ended March 29, 2016.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Fresh dough and other product cost of sales to franchisees	$42,218	$36,266	16.4%
As a percentage of fresh dough and other product sales to franchisees	87.0%	85.5%

The increase in fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of a mix shift across the products we sell to franchisees, which have different profit margins, partially offset by lower wheat and fuel costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
Depreciation and amortization	$36,257	$33,947	6.8%
As a percentage of total revenues	5.3%	5.2%

The increase in depreciation and amortization as a percentage of total revenues for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives, partially offset by the cessation of depreciation on assets classified as held for sale.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 29, 2016	March 31, 2015	Change
General and administrative expenses	$48,182	$37,767	27.6%
As a percentage of total revenues	7.0%	5.8%

The increase in general and administrative expenses as a percentage of total revenues for the thirteen weeks ended March 29, 2016 compared to the same period in fiscal 2015 was primarily the result of a charge for a legal matter, costs to support ongoing operational initiatives, and higher incentive compensation expense.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes. As of March 29, 2016, we had completed the sale of 75 Company-owned bakery-cafes and classified as held for sale the assets and certain liabilities of 15 bakery-cafes we expect to sell during the next 12 months.

The following table summarizes activity associated with the refranchising initiative for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
Loss on assets held for sale	$—	$7,625
Lease termination costs and impairment of long-lived assets	905	3,836
Professional fees, severance, and other	166	—
Loss (gain) on sale of bakery-cafes	—	(2,570)
Refranchising loss	$1,071	$8,891

During the thirteen weeks ended March 29, 2016, we recognized lease termination costs totaling $0.9 million. During the thirteen weeks ended March 31, 2015, we recorded a loss on assets held for sale of $7.6 million. We also recognized impairment losses of $3.8 million during the thirteen weeks ended March 31, 2015. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for cash proceeds of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million.

Other (income) expense, net

Other (income) expense, net was $0.3 million of income for the thirteen weeks ended March 29, 2016 compared to $0.2 million of income for the thirteen weeks ended March 31, 2015. Other (income) expense, net for both the thirteen weeks ended March 29, 2016 and March 31, 2015 was comprised of immaterial items.

Liquidity and Capital Resources

Cash and cash equivalents were $160.0 million as of March 29, 2016 compared to $241.9 million as of December 29, 2015. This $81.9 million decrease was primarily a result of the use of $114.0 million to repurchase shares of our Class A common stock and capital expenditures of $50.6 million, partially offset by cash generated from operations during the thirteen weeks ended March 29, 2016 of $82.6 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

Excluding assets held for sale and liabilities associated with assets held for sale, we had negative working capital of $41.4 million as of March 29, 2016 compared to positive working capital of $43.1 million as of December 29, 2015. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $81.9 million and a decrease in trade and other accounts receivable of $36.3 million, partially offset by a decrease in accrued expenses of $43.9 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 13 Weeks Ended
Cash provided by (used in):	March 29, 2016	March 31, 2015
Operating activities	$82,613	$72,018
Investing activities	(47,575)	(42,642)
Financing activities	(116,939)	(24,338)
Net (decrease) increase in cash and cash equivalents	$(81,901)	$5,038

Operating Activities

Cash provided by operating activities was $82.6 million and $72.0 million for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirteen weeks ended March 29, 2016 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end. The decrease in accrued expenses was primarily due to the timing of employee compensation payments and a decrease in the balance of outstanding gift cards.

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

Investing Activities

Cash used in investing activities was $47.6 million and $42.6 million for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.

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

	For the 13 Weeks Ended
	March 29, 2016	March 31, 2015
New bakery-cafes	$16,274	$27,881
Existing bakery-cafes	18,604	7,637
Fresh dough facilities	5,925	994
Support centers and IT infrastructure	9,770	13,062
Total	$50,573	$49,574

Our capital requirements have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the extent of operational initiatives. We believe that cash provided by our operations and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We continue to anticipate capital expenditures of $200 million to $225 million in fiscal 2016.

Financing Activities

Cash used in financing activities was $116.9 million for the thirteen weeks ended March 29, 2016. Cash used in financing activities was $24.3 million for the thirteen weeks ended March 31, 2015. Financing activities for the thirteen weeks ended March 29, 2016 consisted primarily of the use of $114.0 million to repurchase shares of our Class A common stock. Financing activities for the thirteen weeks ended March 31, 2015 consisted primarily of the use of $25.1 million to repurchase shares of our Class A common stock.

Share Repurchases

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

On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the thirteen weeks ended March 29, 2016, we repurchased 613,335 shares under the 2014 repurchase authorization, at an average price of $197.63 per share, for an aggregate purchase price of approximately $121.2 million. As of March 29, 2016, we had repurchased a total of 3,242,575 shares of our Class A common stock under the 2014 repurchase authorization, at an average price of $181.26 per share, for an aggregate purchase price of approximately $587.7 million. There was approximately $162.3 million available under the 2014 repurchase authorization as of March 29, 2016.

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

Installment Payment Agreement

On September 15, 2015, we entered into a Master Installment Payment Agreement, or the Master IPA, with PNC Equipment Finance, LLC, or PNC, pursuant to which PNC financed our purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million, payable in five annual installments beginning November 1, 2015 and each September 1st thereafter.

Revolving Credit Agreements

On July 16, 2015, we entered into a credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of March 29, 2016, we had no balance outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of March 29, 2016, we were, and expect to remain, in compliance with all covenant requirements.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and the impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 29, 2015.

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

Off-Balance Sheet Arrangements

As of March 29, 2016, we have guaranteed the operating leases of 75 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $241.5 million as of March 29, 2016. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We early adopted ASU 2015-17 during the thirteen weeks ended March 29, 2016 on a retrospective basis. As a result of the retrospective adoption, we reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities on our Consolidated Balance Sheets. Adoption of this standard did not impact our results of operations or cash flows in either the current or previous interim and annual reporting periods.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on our consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the thirteen weeks ended March 29, 2016 to the information provided under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, more recently, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. We believe our subsidiary has meritorious defenses to each of the claims in these lawsuits and is prepared to vigorously defend the allegations therein. There can be no assurance, however, that our subsidiary will be successful, and an adverse resolution of any one of these lawsuits could have a material adverse effect on our consolidated financial position and results of operations in the period in which one or all of these lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, as filed with the SEC on February 18, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 29, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 29, 2016, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2015 - January 26, 2016	209,401	$187.37	209,401	$244,233,315
January 27, 2016 - March 1, 2016	178,481	$194.44	178,481	$209,528,667
March 2, 2016 - March 29, 2016	226,277	$209.71	225,453	$162,252,704
Total	614,159	$197.66	613,335

(1)
Includes 824 shares of Class A common stock surrendered by participants under the Panera Bread Company 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of such plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

PANERA BREAD COMPANY

Dated:	April 27, 2016	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 27, 2016	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	April 27, 2016	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 2 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of June 11, 2014, by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference)

10.2
Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of July 16, 2015, by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference)

10.3
Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Credit Agreement, dated as of July 16, 2015, by and among Panera Bread Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference)

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