Form 10-Q
period 2016-06-28
PANERA BREAD CO
filed 2016-07-27
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2016

or

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

As of July 26, 2016, the registrant had 22,264,647 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	June 28, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$160,018	$241,886
Trade accounts receivable, net	43,038	38,211
Other accounts receivable	34,522	77,575
Inventories	21,746	22,482
Prepaid expenses and other	56,582	59,457
Assets held for sale	5,868	28,699
Total current assets	321,774	468,310
Property and equipment, net	785,426	776,248
Other assets:
Goodwill	122,377	121,791
Other intangible assets, net	59,154	63,877
Deposits and other	9,762	10,613
Total other assets	191,293	196,281
Total assets	$1,298,493	$1,440,839
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$27,515	$19,805
Accrued expenses	336,530	359,464
Current portion of long-term debt	17,229	17,229
Liabilities associated with assets held for sale	924	2,945
Total current liabilities	382,198	399,443
Long-term debt	380,478	388,971
Deferred rent	62,533	62,610
Deferred income taxes	36,253	35,968
Other long-term liabilities	56,611	52,566
Total liabilities	918,073	939,558
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,901	3,981
Stockholders' Equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,839,543 issued and 22,381,534 outstanding at June 28, 2016; 30,836,669 issued and 23,346,188 outstanding at December 29, 2015	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at June 28, 2016; 1,381,730 issued and outstanding at December 29, 2015	—	—
Treasury stock, carried at cost; 8,458,009 shares at June 28, 2016 and 7,490,481 shares at December 29, 2015	(1,308,428)	(1,111,586)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at June 28, 2016 and December 29, 2015	—	—
Additional paid-in capital	245,337	235,393
Accumulated other comprehensive income (loss)	(8,501)	(5,029)
Retained earnings	1,448,108	1,378,519
Total stockholders’ equity	376,519	497,300
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$1,298,493	$1,440,839

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenues:
Bakery-cafe sales, net	$609,284	$598,124	$1,208,068	$1,171,800
Franchise royalties and fees	38,017	32,819	75,869	65,212
Fresh dough and other product sales to franchisees	51,599	45,714	100,116	88,149
Total revenues	$698,900	$676,657	$1,384,053	$1,325,161
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$179,760	$182,924	$356,445	$356,581
Labor	195,443	189,489	387,005	371,026
Occupancy	42,087	43,392	84,007	86,248
Other operating expenses	89,288	88,707	177,719	169,444
Total bakery-cafe expenses	506,578	504,512	1,005,176	983,299
Fresh dough and other product cost of sales to franchisees	45,011	40,252	87,229	76,518
Depreciation and amortization	38,831	32,335	75,088	66,282
General and administrative expenses	38,937	28,173	87,119	65,940
Pre-opening expenses	1,440	2,306	3,636	3,955
Refranchising loss	7,872	667	8,943	9,558
Total costs and expenses	638,669	608,245	1,267,191	1,205,552
Operating profit	60,231	68,412	116,862	119,609
Interest expense	1,791	417	3,530	903
Other (income) expense, net	114	1,187	(137)	1,003
Income before income taxes	58,326	66,808	113,469	117,703
Income taxes	23,770	24,879	43,915	43,914
Net income	$34,556	$41,929	$69,554	$73,789
Less: Net income (loss) attributable to noncontrolling interest	55	—	(35)	—
Net income attributable to Panera Bread Company	$34,501	$41,929	$69,589	$73,789

Earnings per common share:
Basic	$1.46	$1.60	$2.92	$2.80
Diluted	$1.46	$1.60	$2.90	$2.79

Weighted average shares of common and common equivalent shares outstanding:
Basic	23,569	26,158	23,838	26,319
Diluted	23,702	26,275	23,960	26,423

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Net income	$34,556	$41,929	$69,554	$73,789
Less: Net income (loss) attributable to noncontrolling interest	55	—	(35)	—
Net income attributable to Panera Bread Company	$34,501	$41,929	$69,589	$73,789

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(2,621)	—	(7,158)	—
Tax (expense) benefit	1,037	—	2,831	—
Foreign currency translation adjustment	286	322	855	(703)
Other comprehensive income (loss) attributable to Panera Bread Company	(1,298)	322	(3,472)	(703)
Comprehensive income attributable to Panera Bread Company	$33,203	$42,251	$66,117	$73,086

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 26 Weeks Ended
	June 28, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$69,554	$73,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,088	66,282
Stock-based compensation expense	8,058	7,482
Tax benefit from stock-based compensation	(114)	(43)
Deferred income taxes	3,116	(28,649)
Refranchising loss	7,414	9,558
Other	5,434	1,148
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	33,366	49,413
Inventories	1,043	1,264
Prepaid expenses and other	2,875	1,348
Deposits and other	851	360
Accounts payable	7,710	16,755
Accrued expenses	(10,990)	(25,718)
Deferred rent	(204)	1,878
Other long-term liabilities	(615)	(5,262)
Net cash provided by operating activities	202,586	169,605
Cash flows from investing activities:
Additions to property and equipment	(98,955)	(104,856)
Proceeds from refranchising	15,151	3,218
Proceeds from sale-leaseback transactions	2,998	7,184
Proceeds from sale of property and equipment	—	1,553
Net cash used in investing activities	(80,806)	(92,901)
Cash flows from financing activities:
Repayments of long-term debt	(8,647)	—
Repurchases of common stock	(196,842)	(150,185)
Tax benefit from stock-based compensation	114	43
Proceeds from issuance of common stock under employee benefit plans	1,772	1,761
Distribution to redeemable noncontrolling interest	(45)	—
Net cash used in financing activities	(203,648)	(148,381)
Net decrease in cash and cash equivalents	(81,868)	(71,677)
Cash and cash equivalents at beginning of period	241,886	196,493
Cash and cash equivalents at end of period	$160,018	$124,816

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Based on a preliminary assessment, the Company has determined that the adoption will require the Company to recognize and measure operating leases on the balance sheets of its consolidated financial statements at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

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

The FASB has also issued the following standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (Topic 606);” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update);” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606);” and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”

The Company is currently evaluating the overall impact ASU 2014-09 will have on the Company's consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the Company has determined that the adoption will change the timing of recognition of gift card card breakage income, which is currently recognized using the remote method. The new guidance will require application of the proportional method. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

Note 2. Divestitures

Refranchising Initiative

In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes. As of June 28, 2016, the Company had completed the sale of 90 Company-owned bakery-cafes.

During the thirteen weeks ended March 29, 2016, 20 Company-owned bakery-cafes that the Company concluded no longer met all of the criteria required to be classified as held for sale were reclassified to held and used at their fair value.

On May 3, 2016, the Company sold substantially all of the assets of 15 bakery-cafes in the Portland, Oregon market to an existing franchisee for a purchase price of approximately $15.2 million, which resulted in a gain on sale of approximately $0.5 million.

The Company classified as held for sale the assets and certain liabilities of 12 and 35 Company-owned bakery-cafes as of June 28, 2016 and December 29, 2015, respectively. The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale (in thousands):

	June 28, 2016	December 29, 2015
Inventories	$248	$738
Property and equipment, net	5,620	26,462
Goodwill	—	1,499
Assets held for sale	$5,868	$28,699

Deferred rent	$707	$2,410
Asset retirement obligation	217	535
Liabilities associated with assets held for sale	$924	$2,945

Assets held for sale were valued using Level 3 inputs, primarily representing information obtained from signed letters of intent.  Costs to sell are considered in the estimates of fair value for those assets included in Assets held for sale in the Company's Consolidated Balance Sheets.

The Company recognized an impairment loss of $1.1 million during the thirteen weeks ended June 28, 2016 related to an under-performing bakery-cafe in a market targeted for refranchising, which has been excluded from the proposed sale.

The following summarizes activity associated with the refranchising initiative recorded in the caption entitled Refranchising loss in the Consolidated Statements of Income for the periods indicated (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Loss on assets held for sale (1)	$6,112	$317	$6,112	$7,941
Lease termination costs and impairment of long-lived assets (1)	1,953	—	2,858	3,837
Professional fees, severance, and other	298	350	464	350
Loss (gain) on sale of bakery-cafes (1)	(491)	—	(491)	(2,570)
Refranchising loss	$7,872	$667	$8,943	$9,558

(1)
Certain of the amounts for the twenty-six weeks ended June 28, 2016 and June 30, 2015 are included in the caption entitled Refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities.

Note 3. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 28, 2016:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$9,710	$—	$9,710	$—
Total liabilities	$9,710	$—	$9,710	$—

December 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$2,552	$—	$2,552	$—
Total liabilities	$2,552	$—	$2,552	$—

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

Note 4. Inventories

Inventories consisted of the following (in thousands):

	June 28, 2016	December 29, 2015
Food:
Fresh dough facilities:
Raw materials	$3,265	$3,561
Finished goods	362	446
Bakery-cafes:
Raw materials	14,704	14,819
Paper goods	3,415	3,656
Total	$21,746	$22,482

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 28, 2016	December 29, 2015
Unredeemed gift cards, net	$93,558	$123,363
Compensation and related employment taxes	61,554	64,882
Insurance	40,487	37,208
Capital expenditures	38,300	53,914
Taxes, other than income taxes	23,422	20,206
Advertising	15,776	5,242
Occupancy costs	9,223	8,594
Deferred revenue	8,874	5,690
Fresh dough and other product operations	8,195	10,854
Utilities	4,852	4,581
Loyalty program	2,766	2,653
Other	29,523	22,277
Total	$336,530	$359,464

Note 6. Debt

Long-term debt consisted of the following (in thousands):

	June 28, 2016	December 29, 2015
2014 Term Loan	$100,000	$100,000
2015 Term Loan	288,750	296,250
2015 Note Payable	10,144	10,144
Debt assumed in Tatte acquisition	—	1,147
Aggregate unamortized lender fees and issuance costs	(1,187)	(1,341)
Total carrying amount	397,707	406,200
Current portion of long-term debt	17,229	17,229
Long-term debt	$380,478	$388,971

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

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of June 28, 2016, $14.7 million of the 2015 Term Loan's carrying amount is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

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

The weighted-average interest rates for both the 2014 Term Loan and 2015 Term Loan, excluding the amortization of issuance costs, were 1.56% and 1.55% for the thirteen and twenty-six weeks ended June 28, 2016, respectively. The weighted-average interest rate for the 2014 Term Loan, excluding the amortization of issuance costs, was 1.18% for both the thirteen and twenty-six weeks ended June 30, 2015. As of June 28, 2016, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the variable interest rates approximate current market rates (Level 2 inputs).

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

Installment Payment Agreement

On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of June 28, 2016, there was $10.1 million outstanding under the 2015 Note Payable and $2.5 million of the 2015 Note Payable is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

Revolving Credit Agreements

On July 16, 2015, the Company entered into a credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of June 28, 2016, the Company had no loans outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of June 28, 2016, the Company was in compliance with all covenant requirements.

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

The following table summarizes the Company's interest rate swaps as of June 28, 2016:

Trade Date	Effective Date	Term (in Years)	Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in the Consolidated Balance Sheets. The following table summarizes the estimated fair value of the Company's interest rate swaps as of June 28, 2016 and December 29, 2015 (in thousands):

Balance Sheet Location	June 28, 2016	December 29, 2015
Accrued expenses	$3,531	$—
Other long-term liabilities	6,179	2,552
Total	$9,710	$2,552

The change in fair value of the interest rate swaps resulted in an after-tax loss of approximately $4.3 million for the twenty-six weeks ended June 28, 2016, which is recorded in accumulated other comprehensive income (loss). A net of tax loss of approximately $2.1 million is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during the thirteen weeks or twenty-six weeks ended June 28, 2016.

The Company does not hold or use derivative instruments for trading purposes. The Company does not have any derivatives that are not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Note 8. Stockholders' Equity

Share Repurchase Authorization

On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2014 repurchase authorization”), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the twenty-six weeks ended June 28, 2016, the Company repurchased 839,759 shares under the 2014 repurchase authorization, at an average price of $201.15 per share, for an aggregate purchase price of approximately $168.9 million. On May 19, 2016, the Company's Board of Directors terminated the 2014 repurchase authorization program.

On May 19, 2016, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2016 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. As of June 28, 2016, the Company had repurchased a total of 124,952 shares under the 2016 share repurchase authorization, at a weighted average price of $218.45 per share, for an aggregate purchase price of approximately $27.3 million. There was approximately $572.7 million available under the 2016 repurchase authorization as of June 28, 2016.

In total, during the twenty-six weeks ended June 28, 2016, the Company repurchased 964,711 shares under the 2014 repurchase authorization and 2016 repurchase authorization, at an average price of $203.39 per share, for an aggregate purchase price of approximately $196.2 million.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended June 28, 2016 and June 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
June 28, 2016
Net gains (losses), beginning of period	$(2,917)	$(4,286)	$(7,203)
Net gains (losses) recognized before reclassification	286	(1,584)	(1,298)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	286	(1,584)	(1,298)
Net gains (losses), end of period	$(2,631)	$(5,870)	$(8,501)

June 30, 2015
Net gains (losses), beginning of period	$(2,385)	$—	$(2,385)
Net gains (losses) recognized before reclassification	322	—	322
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	322	—	322
Net gains (losses), end of period	$(2,063)	$—	$(2,063)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the twenty-six weeks ended June 28, 2016 and June 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
June 28, 2016
Net gains (losses), beginning of period	$(3,486)	$(1,543)	$(5,029)
Net gains (losses) recognized before reclassification	855	(4,327)	(3,472)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	855	(4,327)	(3,472)
Net gains (losses), end of period	$(2,631)	$(5,870)	$(8,501)

June 30, 2015
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized before reclassification	(703)	—	(703)
Net gains (losses) reclassified to earnings	—	—	—
Other comprehensive income (loss), net of tax	(703)	—	(703)
Net gains (losses), end of period	$(2,063)	$—	$(2,063)

Note 9. Commitments and Contingencies

Lease Obligations

As of June 28, 2016, the Company has guaranteed the operating leases of 90 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $284.1 million as of June 28, 2016. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, the Company agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Understanding contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by two California Superior Courts. The Company maintained an appropriate reserve in accrued expenses in the Company's Consolidated Balance Sheets as of June 28, 2016.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenues:
Company bakery-cafe operations	$609,284	$598,124	$1,208,068	$1,171,800
Franchise operations	38,017	32,819	75,869	65,212
Fresh dough and other product operations	102,380	97,767	198,279	187,891
Intercompany sales eliminations	(50,781)	(52,053)	(98,163)	(99,742)
Total revenues	$698,900	$676,657	$1,384,053	$1,325,161
Segment profit:
Company bakery-cafe operations (1)	$94,834	$92,945	$193,949	$178,943
Franchise operations	36,748	31,679	73,200	62,758
Fresh dough and other product operations	6,588	5,462	12,887	11,631
Total segment profit	$138,170	$130,086	$280,036	$253,332

Depreciation and amortization	$38,831	$32,335	$75,088	$66,282
Unallocated general and administrative expenses	37,668	27,033	84,450	63,486
Pre-opening expenses	1,440	2,306	3,636	3,955
Interest expense	1,791	417	3,530	903
Other (income) expense, net	114	1,187	(137)	1,003
Income before income taxes	$58,326	$66,808	$113,469	$117,703
Depreciation and amortization:
Company bakery-cafe operations	$29,237	$25,359	$56,934	$52,694
Fresh dough and other product operations	2,533	2,225	4,638	4,534
Corporate administration	7,061	4,751	13,516	9,054
Total depreciation and amortization	$38,831	$32,335	$75,088	$66,282
Capital expenditures:
Company bakery-cafe operations	$35,469	$42,592	$70,347	$78,110
Fresh dough and other product operations	4,634	3,499	10,559	4,493
Corporate administration	8,279	9,191	18,049	22,253
Total capital expenditures	$48,382	$55,282	$98,955	$104,856

(1)
Includes refranchising losses of $7.9 million and $0.7 million for the thirteen weeks ended June 28, 2016 and June 30, 2015, respectively, and $8.9 million and $9.6 million for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively.

	June 28, 2016	December 29, 2015
Segment assets:
Company bakery-cafe operations	$894,829	$953,717
Franchise operations	13,841	13,049
Fresh dough and other product operations	82,709	75,634
Total segment assets	$991,379	$1,042,400

Unallocated cash and cash equivalents	$160,018	$241,886
Unallocated trade and other accounts receivable	4,482	2,968
Unallocated property and equipment	112,104	107,333
Unallocated deposits and other	5,793	6,660
Other unallocated assets	24,717	39,592
Total assets	$1,298,493	$1,440,839

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

The Company's effective tax rates were 40.8% and 37.2% for the thirteen weeks ended June 28, 2016 and June 30, 2015, respectively, and 38.7% and 37.3% for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively. During the thirteen weeks ended June 28, 2016, the Company recorded $7.2 million of refranchising charges for which the Company cannot currently realize the associated tax benefit.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$34,501	$41,929	$69,589	$73,789

Weighted average number of shares outstanding — basic	23,569	26,158	23,838	26,319
Effect of dilutive stock-based employee compensation awards	133	117	122	104
Weighted average number of shares outstanding — diluted	23,702	26,275	23,960	26,423

Earnings per common share:
Basic	$1.46	$1.60	$2.92	$2.80
Diluted	$1.46	$1.60	$2.90	$2.79

For each of the thirteen and twenty-six weeks ended June 28, 2016 and June 30, 2015, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of approximately 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 13. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information (in thousands):

	For the 26 Weeks Ended
	June 28, 2016	June 30, 2015
Cash paid during the period for:
Interest	$3,141	$735
Income taxes	25,940	33,839
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$(15,614)	$(3,546)
Asset retirement obligations	414	247

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

Executive Summary of Results

Overview

•
Total revenues increased 3.3 percent to $698.9 million for the thirteen weeks ended June 28, 2016 compared to $676.7 million for the thirteen weeks ended June 30, 2015. Total revenues increased 4.4 percent to $1,384.1 million for the twenty-six weeks ended June 28, 2016 compared to $1,325.2 million for the twenty-six weeks ended June 30, 2015.

•	Company-owned comparable net bakery-cafe sales growth of 4.2 percent and 5.2 percent for the thirteen and twenty-six weeks ended June 28, 2016, respectively.

•
Earnings per diluted share for the thirteen weeks ended June 28, 2016 was $1.46 compared to earnings per diluted share of $1.60 for the thirteen weeks ended June 30, 2015. Included in earnings per diluted share for the thirteen weeks ended June 28, 2016 were charges related to our refranchising initiative of $0.32 per diluted share. Included in earnings per diluted share for the thirteen weeks ended June 30, 2015 were charges related to our refranchising initiative of $0.01 per diluted share.

•
Earnings per diluted share for the twenty-six weeks ended June 28, 2016 was $2.90 compared to earnings per diluted share of $2.79 for the twenty-six weeks ended June 30, 2015. Included in earnings per diluted share for the twenty-six weeks ended June 28, 2016 was an amount reserved for a legal matter of $0.08 per diluted share and charges related to our refranchising initiative of $0.36 per diluted share. Included in earnings per diluted share for the twenty-six weeks ended June 30, 2015 were charges related to our refranchising initiative of $0.23 per diluted share.

Consolidated Statements of Income Margin Analysis

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenues:
Bakery-cafe sales, net	87.2%	88.4%	87.3%	88.4%
Franchise royalties and fees	5.4	4.9	5.5	4.9
Fresh dough and other product sales to franchisees	7.4	6.8	7.2	6.7
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.5%	30.6%	29.5%	30.4%
Labor	32.1	31.7	32.0	31.7
Occupancy	6.9	7.3	7.0	7.4
Other operating expenses	14.7	14.8	14.7	14.5
Total bakery-cafe expenses	83.1	84.3	83.2	83.9
Fresh dough and other product cost of sales to franchisees (2)	87.2	88.1	87.1	86.8
Depreciation and amortization	5.6	4.8	5.4	5.0
General and administrative expenses	5.6	4.2	6.3	5.0
Pre-opening expenses	0.2	0.3	0.3	0.3
Refranchising loss	1.1	0.1	0.6	0.7
Total costs and expenses	91.4	89.9	91.6	91.0
Operating profit	8.6	10.1	8.4	9.0
Interest expense	0.3	0.1	0.3	0.1
Other (income) expense, net	—	0.2	—	0.1
Income before income taxes	8.3	9.9	8.2	8.9
Income taxes	3.4	3.7	3.2	3.3
Net income	4.9	6.2	5.0	5.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income attributable to Panera Bread Company	4.9%	6.2%	5.0%	5.6%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Number of bakery-cafes:
Company-owned:
Beginning of period	916	933	901	925
Bakery-cafes opened	9	18	26	29
Bakery-cafes closed	(5)	(1)	(7)	(3)
Bakery-cafes refranchised (1)	(15)	—	(15)	(1)
End of period	905	950	905	950
Franchise-operated:
Beginning of period	1,081	968	1,071	955
Bakery-cafes opened	8	12	21	26
Bakery-cafes closed	(2)	(4)	(5)	(6)
Bakery-cafes refranchised (1)	15	—	15	1
End of period	1,102	976	1,102	976
System-wide:
Beginning of period	1,997	1,901	1,972	1,880
Bakery-cafes opened	17	30	47	55
Bakery-cafes closed	(7)	(5)	(12)	(9)
End of period (2)	2,007	1,926	2,007	1,926

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee. In May 2016, we refranchised 15 bakery-cafes to an existing franchisee.
(2) Excluded from the number of total bakery-cafes were 28 and 30 catering-only units, referred to as delivery hubs, as of June 28, 2016 and June 30, 2015, respectively.

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Company-owned	4.2%	2.4%	5.2%	2.0%
Franchise-operated	0.6%	1.1%	1.9%	0.5%
System-wide	2.3%	1.8%	3.5%	1.2%

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Price	2.2%	2.0%	2.5%	2.1%
Mix	1.6%	(0.7)%	1.3%	(0.7)%
Average check	3.8%	1.3%	3.8%	1.4%

Transactions	0.4%	1.1%	1.4%	0.6%
Company-owned comparable net bakery-cafe sales growth	4.2%	2.4%	5.2%	2.0%

The increase in transactions during the thirteen weeks ended June 28, 2016 was primarily due to a shift of the Easter holiday from the second fiscal quarter in 2015 to the first fiscal quarter in 2016. Price growth during the thirteen weeks ended June 28, 2016 was 2.2 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the thirteen weeks ended June 28, 2016 was primarily due to higher catering sales growth and increased sales of higher-priced items, specifically our new salad offerings.

The increase in transactions during the twenty-six weeks ended June 28, 2016 was due to a variety of factors, including, but not limited to, momentum from our strategic initiatives and favorable year-over-year weather impact. Price growth during the twenty-six weeks ended June 28, 2016 was 2.5 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the twenty-six weeks ended June 28, 2016 was primarily due to higher catering sales growth, more items per check, and increased sales of higher-priced items, specifically our new salad offerings.

Fiscal 2016 Outlook

We are now targeting non-GAAP diluted earnings per share growth of 6% to 8% for the fiscal year ended December 27, 2016, or fiscal 2016, when compared to the fiscal year ended December 29, 2015, or fiscal 2015, excluding the impact of certain items in both fiscal years. The non-GAAP diluted earnings per share growth target range is based on anticipated Company-owned comparable net bakery-cafe sales growth for fiscal 2016 of 4.0% to 5.0%. For fiscal 2016, we continue to expect non-GAAP operating margin will be down 50 to 100 basis points when compared to fiscal 2015, excluding certain items in both fiscal years. We also continue to anticipate opening 90 to 100 bakery-cafes system-wide and expect average weekly net sales for new Company-owned bakery-cafes of $45,000 to $47,000.

The non-GAAP diluted earnings per share growth target range and non-GAAP operating margin growth target range for fiscal 2016, when compared to fiscal 2015, are financial measures not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP. We exclude certain items from non-GAAP diluted earnings per share and non-GAAP operating margin, such as our refranchising charges. A reconciliation of non-GAAP diluted earnings per share and non-GAAP operating margin to the most comparable GAAP financial measures on a forward-looking basis is not available without unreasonable effort due to the uncertainty and variability of the nature and amount of these future charges and costs.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Bakery-cafe sales, net	$609,284	$598,124	1.9%
Franchise royalties and fees	38,017	32,819	15.8%
Fresh dough and other product sales to franchisees	51,599	45,714	12.9%
Total revenues	$698,900	$676,657	3.3%

System-wide average weekly net sales	$49,495	$48,355	2.4%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Bakery-cafe sales, net	$1,208,068	$1,171,800	3.1%
Franchise royalties and fees	75,869	65,212	16.3%
Fresh dough and other product sales to franchisees	100,116	88,149	13.6%
Total revenues	$1,384,053	$1,325,161	4.4%

System-wide average weekly net sales	$49,388	$47,700	3.5%

The growth in total revenues for the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily due to the opening of 104 new bakery-cafes system-wide since June 30, 2015 and the 2.3 percent and 3.5 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2016, respectively, partially offset by the refranchising of 89 bakery-cafes and the closure of 23 bakery-cafes system-wide since June 30, 2015.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Bakery-cafe sales, net	$609,284	$598,124	1.9%
As a percentage of total revenues	87.2%	88.4%

Company-owned average weekly net sales	$51,244	$49,054	4.5%
Company-owned number of operating weeks	11,834	12,193	(2.9)%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Bakery-cafe sales, net	$1,208,068	$1,171,800	3.1%
As a percentage of total revenues	87.3%	88.4%

Company-owned average weekly net sales	$50,897	$48,270	5.4%
Company-owned number of operating weeks	23,645	24,276	(2.6)%

The increase in net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily due to the 4.2 percent and 5.2 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2016, respectively, as the refranchising of 89 bakery-cafes and the closure of 10 Company-owned bakery-cafes since June 30, 2015 more than offset the opening of 54 new Company-owned bakery-cafes since June 30, 2015.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Franchise royalties	$37,575	$31,324	20.0%
Franchise fees	442	1,495	(70.4)%
Total	$38,017	$32,819	15.8%

Franchise-operated average weekly net sales	$48,040	$47,680	0.8%
Franchise-operated number of operating weeks	14,220	12,645	12.5%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Franchise royalties	$74,947	$62,218	20.5%
Franchise fees	922	2,994	(69.2)%
Total	$75,869	$65,212	16.3%

Franchise-operated average weekly net sales	$48,122	$47,150	2.1%
Franchise-operated number of operating weeks	28,198	25,131	12.2%

The increase in franchise royalty and fee revenues for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily due to the refranchising of 89 bakery-cafes and the opening of 50 franchise-operated bakery-cafes since June 30, 2015, increased information technology service revenues, and the 0.6 percent and 1.9 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2016, respectively, partially offset by the closure of 13 franchise-operated bakery-cafes since June 30, 2015.

As of June 28, 2016, there were 1,102 franchise-operated bakery-cafes open and we had received commitments to open 150 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Fresh dough and other product sales to franchisees	$51,599	$45,714	12.9%
As a percentage of total revenues	7.4%	6.8%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Fresh dough and other product sales to franchisees	$100,116	$88,149	13.6%
As a percentage of total revenues	7.2%	6.7%

The increase in fresh dough and other product sales to franchisees for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily due to the refranchising of 89 bakery-cafes and the opening of 50 franchise-operated bakery-cafes since June 30, 2015, and the 0.6 percent and 1.9 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and twenty-six weeks ended June 28, 2016, respectively, partially offset by the closure of 13 franchise-operated bakery-cafes since June 30, 2015.

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Cost of food and paper products	$179,760	$182,924	(1.7)%
As a percentage of bakery-cafe sales, net	29.5%	30.6%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Cost of food and paper products	$356,445	$356,581	—%
As a percentage of bakery-cafe sales, net	29.5%	30.4%

The decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily due to improved leverage from higher comparable net bakery-cafe sales and benign food cost inflation.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Labor expense	$195,443	$189,489	3.1%
As a percentage of bakery-cafe sales, net	32.1%	31.7%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Labor expense	$387,005	$371,026	4.3%
As a percentage of bakery-cafe sales, net	32.0%	31.7%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily the result of increased labor supporting ongoing operational initiatives and wage inflation, partially offset by improved leverage from higher comparable net bakery-cafe sales.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Occupancy	$42,087	$43,392	(3.0)%
As a percentage of bakery-cafe sales, net	6.9%	7.3%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Occupancy	$84,007	$86,248	(2.6)%
As a percentage of bakery-cafe sales, net	7.0%	7.4%

The decrease in occupancy costs as a percentage of net bakery-cafe sales for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily the result of improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Other operating expenses	$89,288	$88,707	0.7%
As a percentage of bakery-cafe sales, net	14.7%	14.8%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Other operating expenses	$177,719	$169,444	4.9%
As a percentage of bakery-cafe sales, net	14.7%	14.5%

The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended June 28, 2016 compared to the same period in fiscal 2015 was primarily the result of lower marketing expense, partially offset by increased other controllable expenses.

The increase in other operating expenses as a percentage of net bakery-cafe sales for the twenty-six weeks ended June 28, 2016 compared to the same period in fiscal 2015 was primarily the result of asset impairment losses recorded during the thirteen weeks ended March 29, 2016 and increased other controllable expenses, partially offset by lower marketing expense.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Fresh dough and other product cost of sales to franchisees	$45,011	$40,252	11.8%
As a percentage of fresh dough and other product sales to franchisees	87.2%	88.1%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Fresh dough and other product cost of sales to franchisees	$87,229	$76,518	14.0%
As a percentage of fresh dough and other product sales to franchisees	87.1%	86.8%

The decrease in fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended June 28, 2016 compared to the same period in fiscal 2015 was primarily the result of lower wheat and fuel costs.

The increase fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the twenty-six weeks ended June 28, 2016 compared to the same period in fiscal 2015 was primarily the result of a mix shift across the products we sell to franchisees, which have different profit margins, partially offset by lower wheat and fuel costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Depreciation and amortization	$38,831	$32,335	20.1%
As a percentage of total revenues	5.6%	4.8%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Depreciation and amortization	$75,088	$66,282	13.3%
As a percentage of total revenues	5.4%	5.0%

The increase in depreciation and amortization as a percentage of total revenues for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
General and administrative expenses	$38,937	$28,173	38.2%
As a percentage of total revenues	5.6%	4.2%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
General and administrative expenses	$87,119	$65,940	32.1%
As a percentage of total revenues	6.3%	5.0%

The increase in general and administrative expenses as a percentage of total revenues for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily the result of increased costs to support ongoing operational initiatives, charges for legal matters, and higher incentive compensation expense.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes. As of June 28, 2016, we had completed the sale of 90 Company-owned bakery-cafes and classified as held for sale the assets and certain liabilities of 12 bakery-cafes we expect to sell during the next 12 months.

The following table summarizes activity associated with the refranchising initiative for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 28, 2016	June 30, 2015
Loss on assets held for sale	$6,112	$317
Lease termination costs and impairment of long-lived assets	1,953	—
Professional fees, severance, and other	298	350
Loss (gain) on sale of bakery-cafes	(491)	—
Refranchising loss	$7,872	$667

	For the 26 Weeks Ended
	June 28, 2016	June 30, 2015
Loss on assets held for sale	$6,112	$7,941
Lease termination costs and impairment of long-lived assets	2,858	3,837
Professional fees, severance, and other	464	350
Loss (gain) on sale of bakery-cafes	(491)	(2,570)
Refranchising loss	$8,943	$9,558

During the thirteen weeks ended June 28, 2016, we recorded a loss on assets held for sale of $6.1 million. We also recognized an impairment loss of $1.1 million and lease termination costs totaling $0.9 million. On May 3, 2016, we sold substantially all of the assets of 15 bakery-cafes for a purchase price of approximately $15.2 million, which resulted in a gain on sale of approximately $0.5 million. During the thirteen weeks ended June 30, 2015, we recorded a loss on assets held for sale of $0.3 million.

During the twenty-six weeks ended June 28, 2016, we recorded a loss on assets held for sale of $6.1 million. We also recognized lease termination costs totaling $1.8 million and impairment losses of $1.1 million. On May 3, 2016, we sold substantially all of the assets of 15 bakery-cafes for a purchase price of approximately $15.2 million, which resulted in a gain on sale of approximately $0.5 million. During the twenty-six weeks ended June 30, 2015, we recorded a loss on assets held for sale of $7.9 million. We also recognized impairment losses of $3.8 million during the twenty-six weeks ended June 30, 2015. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe for a purchase price of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million.

Other (income) expense, net

Other (income) expense, net was $0.1 million of expense for the thirteen weeks ended June 28, 2016 compared to $1.2 million of expense for the thirteen weeks ended June 30, 2015. Other (income) expense, net for both the thirteen weeks ended June 28, 2016 and June 30, 2015 was comprised of immaterial items.

Other (income) expense, net was $0.1 million of income for the twenty-six weeks ended June 28, 2016 compared to $1.0 million of expense for the twenty-six weeks ended June 30, 2015. Other (income) expense, net for both the twenty-six weeks ended June 28, 2016 and June 30, 2015 was comprised of immaterial items.

Income Taxes

The following tables set forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Income taxes	$23,770	$24,879	(4.5)%
Effective tax rate	40.8%	37.2%

	For the 26 Weeks Ended		Percentage
	June 28, 2016	June 30, 2015	Change
Income taxes	$43,915	$43,914	—%
Effective tax rate	38.7%	37.3%

The increase in the effective tax rate for both the thirteen and twenty-six weeks ended June 28, 2016 compared to the same periods in fiscal 2015 was primarily driven by the recognition of $7.2 million of refranchising charges for which the Company cannot currently realize the associated tax benefit.

Liquidity and Capital Resources

Cash and cash equivalents were $160.0 million as of June 28, 2016 compared to $241.9 million as of December 29, 2015. This $81.9 million decrease was primarily a result of the use of $196.8 million to repurchase shares of our Class A common stock and capital expenditures of $99.0 million, partially offset by cash generated from operations during the twenty-six weeks ended June 28, 2016 of $202.6 million and proceeds from refranchising and sales-leaseback transactions totaling $18.1 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to further borrow up to $250 million under a credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

Excluding assets held for sale and liabilities associated with assets held for sale, we had negative working capital of $65.4 million as of June 28, 2016 compared to positive working capital of $43.1 million as of December 29, 2015. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $81.9 million and a decrease in trade and other accounts receivable of $38.2 million, partially offset by a decrease in accrued expenses of $22.9 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 26 Weeks Ended
Cash provided by (used in):	June 28, 2016	June 30, 2015
Operating activities	$202,586	$169,605
Investing activities	(80,806)	(92,901)
Financing activities	(203,648)	(148,381)
Net decrease in cash and cash equivalents	$(81,868)	$(71,677)

Operating Activities

Cash provided by operating activities was $202.6 million and $169.6 million for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the twenty-six weeks ended June 28, 2016 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, a decrease in trade and other accounts receivable, and an increase in accounts payable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards, partially offset by an increase in accrued advertising.

Cash provided by operating activities for the twenty-six weeks ended June 30, 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, a decrease in trade and other accounts receivable, and an increase in accounts payable, partially offset by a decrease in the net deferred income tax liability and accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments and the absence of bonus depreciation during the twenty-six weeks ended June 30, 2015. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards. The decrease in the net deferred income tax liability relates primarily to the aforementioned absence of bonus depreciation.

Investing Activities

Cash used in investing activities was $80.8 million and $92.9 million for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.

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

	For the 26 Weeks Ended
	June 28, 2016	June 30, 2015
New bakery-cafes	$34,234	$53,033
Existing bakery-cafes	36,113	25,077
Fresh dough facilities	10,559	4,493
Support centers and IT infrastructure	18,049	22,253
Total	$98,955	$104,856

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

Financing Activities

Cash used in financing activities was $203.6 million and $148.4 million for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively. Financing activities for the twenty-six weeks ended June 28, 2016 and June 30, 2015 consisted primarily of the use of $196.8 million and $150.2 million, respectively, to repurchase shares of our Class A common stock.

Share Repurchases

On June 5, 2014, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the twenty-six weeks ended June 28, 2016, we repurchased 839,759 shares under the 2014 repurchase authorization, at an average price of $201.15 per share, for an aggregate purchase price of approximately $168.9 million. On May 19, 2016, our Board terminated the 2014 repurchase authorization program.

On May 19, 2016, our Board approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2016 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. As of June 28, 2016, we had repurchased a total of 124,952 shares of our Class A common stock, at a weighted average price of $218.45 per share, for an aggregate purchase price of approximately $27.3 million under the 2016 share repurchase authorization. There was approximately $572.7 million available under the 2016 repurchase authorization as of June 28, 2016.

In total, during the twenty-six weeks ended June 28, 2016, we repurchased 964,711 shares under the 2014 repurchase authorization and 2016 repurchase authorization, at an average price of $203.39 per share, for an aggregate purchase price of approximately $196.2 million.

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

Revolving Credit Agreements

On July 16, 2015, we entered into a credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of June 28, 2016, we had no balance outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of June 28, 2016, we were, and expect to remain, in compliance with all covenant requirements.

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

Off-Balance Sheet Arrangements

As of June 28, 2016, we have guaranteed the operating leases of 90 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $284.1 million as of June 28, 2016. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Based on a preliminary assessment, we have determined that the adoption will require us to recognize and measure operating leases on the balance sheets of our consolidated financial statements at the beginning of the earliest period presented. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on our consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

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

The FASB has also issued the following standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (Topic 606);” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update);” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606);” and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”

We are currently evaluating the overall impact ASU 2014-09 will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card card breakage income, which is currently recognized using the remote method. The new guidance will require application of the proportional method. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the twenty-six weeks ended June 28, 2016 to the information provided under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended June 28, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar damages were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager.  On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, we agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by two California Superior Courts. We maintained an appropriate reserve in accrued expenses in our Consolidated Balance Sheets as of June 28, 2016.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, as filed with the SEC on February 18, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 28, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 28, 2016, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
March 30, 2016 - April 26, 2016	226,424	$210.69	226,424	$114,547,824
April 27, 2016 - May 31, 2016	35,913	$217.92	34,300	$592,514,557
June 1, 2016 - June 28, 2016	90,833	$218.53	90,652	$572,703,748
Total	353,170	$213.44	351,376

(1)
Includes 1,794 shares of Class A common stock surrendered by participants under the Panera Bread Company 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of such plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Share repurchase authorization of up to $600 million of our Class A common stock approved by the Board of Directors and announced on June 5, 2014 and increased to $750 million on April 15, 2015, which we refer to as the 2014 repurchase authorization. On May 19, 2016, our Board terminated the 2014 repurchase authorization and approved and announced a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2016 repurchase authorization. The 2016 repurchase authorization may be modified, suspended, or discontinued by our Board at any time.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	July 27, 2016	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 27, 2016	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	July 27, 2016	By:	/s/ MARK D. WOOLDRIDGE
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