Form 10-Q
period 2016-09-27
PANERA BREAD CO
filed 2016-10-26
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2016

or

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

As of October 25, 2016, the registrant had 21,833,460 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	September 27, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$86,598	$241,886
Trade accounts receivable, net	47,717	38,211
Other accounts receivable	38,556	77,575
Inventories	22,122	22,482
Prepaid expenses and other	72,561	59,457
Assets held for sale	—	28,699
Total current assets	267,554	468,310
Property and equipment, net	795,476	776,248
Other assets:
Goodwill	122,377	121,791
Other intangible assets, net	56,986	63,877
Deposits and other	11,143	10,613
Total other assets	190,506	196,281
Total assets	$1,253,536	$1,440,839
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$27,018	$19,805
Accrued expenses	322,297	359,464
Current portion of long-term debt	17,229	17,229
Liabilities associated with assets held for sale	—	2,945
Total current liabilities	366,544	399,443
Long-term debt	414,269	388,971
Deferred rent	62,917	62,610
Deferred income taxes	28,285	35,968
Other long-term liabilities	58,085	52,566
Total liabilities	930,100	939,558
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,837	3,981
Stockholders' Equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,917,139 issued and 22,002,735 outstanding at September 27, 2016; 30,836,669 issued and 23,346,188 outstanding at December 29, 2015	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at September 27, 2016; 1,381,730 issued and outstanding at December 29, 2015	—	—
Treasury stock, carried at cost; 8,914,404 shares at September 27, 2016 and 7,490,481 shares at December 29, 2015	(1,405,210)	(1,111,586)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at September 27, 2016 and December 29, 2015	—	—
Additional paid-in capital	252,201	235,393
Accumulated other comprehensive income (loss)	(7,478)	(5,029)
Retained earnings	1,480,083	1,378,519
Total stockholders’ equity	319,599	497,300
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$1,253,536	$1,440,839

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenues:
Bakery-cafe sales, net	$593,434	$584,664	$1,801,502	$1,756,464
Franchise royalties and fees	38,210	33,740	114,079	98,952
Fresh dough and other product sales to franchisees	52,562	46,250	152,678	134,399
Total revenues	$684,206	$664,654	$2,068,259	$1,989,815
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$173,239	$178,700	$529,684	$535,281
Labor	195,773	190,736	582,778	561,762
Occupancy	41,534	42,835	125,541	129,083
Other operating expenses	90,492	82,706	268,211	252,150
Total bakery-cafe expenses	501,038	494,977	1,506,214	1,478,276
Fresh dough and other product cost of sales to franchisees	46,347	41,643	133,576	118,161
Depreciation and amortization	38,985	33,885	114,073	100,167
General and administrative expenses	43,538	37,575	130,657	103,515
Pre-opening expenses	1,948	2,298	5,584	6,253
Refranchising loss	129	2,174	9,072	11,732
Total costs and expenses	631,985	612,552	1,899,176	1,818,104
Operating profit	52,221	52,102	169,083	171,711
Interest expense	2,529	1,363	6,059	2,266
Other (income) expense, net	411	(55)	274	948
Income before income taxes	49,281	50,794	162,750	168,497
Income taxes	17,371	18,401	61,286	62,315
Net income	$31,910	$32,393	$101,464	$106,182
Less: Net income (loss) attributable to noncontrolling interest	(65)	—	(100)	—
Net income attributable to Panera Bread Company	$31,975	$32,393	$101,564	$106,182

Earnings per common share:
Basic	$1.37	$1.28	$4.29	$4.08
Diluted	$1.37	$1.27	$4.27	$4.07

Weighted average shares of common and common equivalent shares outstanding:
Basic	23,276	25,394	23,651	26,011
Diluted	23,391	25,501	23,774	26,119

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net income	$31,910	$32,393	$101,464	$106,182
Less: Net income (loss) attributable to noncontrolling interest	(65)	—	(100)	—
Net income attributable to Panera Bread Company	$31,975	$32,393	$101,564	$106,182

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	1,139	(4,908)	(6,019)	(4,908)
Tax (expense) benefit	(450)	1,941	2,381	1,941
Reclassification adjustment for net (gains) losses realized in earnings on cash flow hedging instruments	693	—	693	—
Tax (expense) benefit	(275)	—	(275)	—
Foreign currency translation adjustment	(84)	(963)	771	(1,666)
Other comprehensive income (loss) attributable to Panera Bread Company	1,023	(3,930)	(2,449)	(4,633)
Comprehensive income attributable to Panera Bread Company	$32,998	$28,463	$99,115	$101,549

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 39 Weeks Ended
	September 27, 2016	September 29, 2015
Cash flows from operating activities:
Net income	$101,464	$106,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,073	100,167
Stock-based compensation expense	12,191	11,110
Tax benefit from stock-based compensation	(1,963)	(2,023)
Deferred income taxes	(5,577)	(34,908)
Refranchising loss	7,212	10,786
Other	6,398	1,928
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Trade and other accounts receivable, net	28,265	33,128
Inventories	676	682
Prepaid expenses and other	(13,104)	(11,762)
Deposits and other	1,054	(179)
Accounts payable	4,720	3,723
Accrued expenses	(28,529)	(39,089)
Deferred rent	184	2,433
Other long-term liabilities	1,869	(5,669)
Net cash provided by operating activities	228,933	176,509
Cash flows from investing activities:
Additions to property and equipment	(146,364)	(153,301)
Proceeds from refranchising	15,649	20,805
Proceeds from sale-leaseback transactions	2,998	10,095
Proceeds from sale of property and equipment	—	1,553
Net cash used in investing activities	(127,717)	(120,848)
Cash flows from financing activities:
Repayments of long-term debt	(14,933)	—
Proceeds from issuance of long-term debt	—	299,070
Proceeds from borrowings under revolving credit facility	40,000	—
Repurchases of common stock	(286,143)	(280,301)
Capitalized debt issuance costs	—	(363)
Tax benefit from stock-based compensation	1,963	2,023
Proceeds from issuance of common stock under employee benefit plans	2,654	2,594
Distribution to redeemable noncontrolling interest	(45)	—
Net cash (used in) provided by financing activities	(256,504)	23,023
Net (decrease) increase in cash and cash equivalents	(155,288)	78,684
Cash and cash equivalents at beginning of period	241,886	196,493
Cash and cash equivalents at end of period	$86,598	$275,177

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2015 (“fiscal 2015”). In September 2016, all of the shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary of Panera Bread Company, were sold by Panera International Holdings, Inc., a subsidiary of Panera Bread Company, and ceased to be a subsidiary of Panera Bread Company. Following the close of the sale on September 13, 2016, the transferred Panera Bread Ltd. operations are no longer presented in the Company's consolidated financial statements. Refer to Note 2 for further information on the sale. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015, as filed with the SEC on February 18, 2016. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 29, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company's financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year ending December 27, 2016 (“fiscal 2016”). Certain reclassifications have been made to prior year balances to conform to the fiscal 2016 presentation.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the overall impact that ASU 2016-09 will have on the Company's consolidated financial statements and related disclosures, as well as the expected timing and method of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Based on a preliminary assessment, the Company expects the standard to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its Consolidated Balance Sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 during the thirteen weeks ended March 29, 2016 on a retrospective basis. As a result of the retrospective adoption, the Company reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities in the Consolidated Balance Sheets. Adoption of this standard did not impact the Company's results of operations or cash flows in either the current or previous interim and annual reporting periods.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, delaying the effective date for adoption. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method.

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

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company's consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the Company has determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized using the remote method. The new guidance will require application of the proportional method. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

Note 2. Divestitures

Refranchising Initiative

In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes. As of September 27, 2016, the Company had completed the sale of 102 Company-owned bakery-cafes.

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

On September 13, 2016, Panera International Holdings, Inc., a subsidiary of Panera Bread Company, sold all of its shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary, to a new franchisee for a purchase price of approximately $5.0 million, with $0.5 million payable in cash and $4.5 million payable in the form of a promissory note. The promissory note bears interest at the Wall Street Journal prime rate plus 2.00 percent and is payable in equal quarterly installments over five years. As of September 27, 2016, the carrying amount of the promissory note approximates fair value as its interest rate approximates current market rates (Level 2 inputs).

The sale of Panera Bread Ltd. transferred ownership of substantially all of the assets of 12 bakery-cafes in the Ontario, Canada market to the new franchisee. The Company recorded a gain on the sale of approximately $0.2 million during the thirteen weeks ended September 27, 2016. The Company recognized a $6.1 million loss on assets held for sale related to the 12 bakery-cafes in Ontario, Canada during the thirteen weeks ended June 28, 2016. Following the close of the sale on September 13, 2016, the Panera Bread Ltd. operations are no longer being consolidated as a subsidiary in the Company's consolidated financial statements.

The Company did not classify any assets or liabilities as held for sale as of September 27, 2016. The Company classified as held for sale the assets and certain liabilities of 35 Company-owned bakery-cafes as of December 29, 2015. The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP.

The following summarizes activity associated with the refranchising initiative recorded in the caption entitled Refranchising loss in the Consolidated Statements of Income for the periods indicated (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Loss on assets held for sale (1)	$—	$1,000	$6,112	$8,941
Lease termination costs and impairment of long-lived assets (1)	—	—	2,858	3,837
Professional fees, severance, and other	331	596	795	946
Loss (gain) on sale of bakery-cafes (1)	(202)	578	(693)	(1,992)
Refranchising loss	$129	$2,174	$9,072	$11,732

(1)
Certain of the amounts for the thirty-nine weeks ended September 27, 2016 and September 29, 2015 are included in the caption entitled Refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities.

Note 3. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 27, 2016:
Interest rate swaps	$7,878	$—	$7,878	$—
Total liabilities	$7,878	$—	$7,878	$—

December 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$2,552	$—	$2,552	$—
Total liabilities	$2,552	$—	$2,552	$—

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

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 27, 2016	December 29, 2015
Food:
Fresh dough facilities:
Raw materials	$3,382	$3,561
Finished goods	471	446
Bakery-cafes:
Raw materials	15,010	14,819
Paper goods	3,259	3,656
Total	$22,122	$22,482

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 27, 2016	December 29, 2015
Unredeemed gift cards, net	$87,711	$123,363
Compensation and related employment taxes	50,243	64,882
Insurance	42,581	37,208
Capital expenditures	39,189	53,914
Taxes, other than income taxes	22,893	20,206
Advertising	10,649	5,242
Occupancy costs	9,376	8,594
Deferred revenue	8,098	5,690
Fresh dough and other product operations	7,999	10,854
Utilities	5,059	4,581
Share repurchases	4,988	—
Loyalty program	2,830	2,653
Other	30,681	22,277
Total	$322,297	$359,464

Note 6. Debt

Long-term debt consisted of the following (in thousands):

	September 27, 2016	December 29, 2015
2014 Term Loan	$100,000	$100,000
2015 Term Loan	285,000	296,250
Borrowings under the 2015 Credit Agreement	40,000	—
2015 Note Payable	7,608	10,144
Debt assumed in Tatte acquisition	—	1,147
Aggregate unamortized lender fees and issuance costs	(1,110)	(1,341)
Total carrying amount	431,498	406,200
Current portion of long-term debt	17,229	17,229
Long-term debt	$414,269	$388,971

Term Loans

On June 11, 2014, the Company entered into a term loan agreement (the “2014 Term Loan Agreement”), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million (the “2014 Term Loan”). The 2014 Term Loan is scheduled to mature on July 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2014 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $0.2 million in connection with the issuance of the 2014 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2014 Term Loan.

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”), with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of September 27, 2016, $14.7 million of the 2015 Term Loan's carrying amount is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

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

The weighted-average interest rates for both the 2014 Term Loan and 2015 Term Loan, excluding the amortization of issuance costs and the impact of the Company's interest rate swaps, were 1.62 percent and 1.57 percent for the thirteen and thirty-nine weeks ended September 27, 2016, respectively. The weighted-average interest rate for the 2014 Term Loan, excluding the amortization of issuance costs and the impact of the Company's interest rate swaps, was 1.19 percent and 1.18 percent for the thirteen and thirty-nine weeks ended September 29, 2015, respectively. The weighted-average interest rate for the 2015 Term Loan, excluding the amortization of issuance costs and the impact of the Company's interest rate swaps, was 1.32 percent for both the thirteen and thirty-nine weeks ended September 29, 2015, respectively. As of September 27, 2016, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the variable interest rates approximate current market rates (Level 2 inputs).

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

Installment Payment Agreement

On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of September 27, 2016, there was $7.6 million outstanding under the 2015 Note Payable and $2.5 million of the 2015 Note Payable is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

Revolving Credit Agreements

On July 16, 2015, the Company entered into a credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of

September 27, 2016, the Company had $40 million outstanding under the 2015 Credit Agreement. The weighted-average interest rate for borrowings under the 2015 Credit Agreement was 1.65% for the thirteen weeks ended September 27, 2016.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of September 27, 2016, the Company was in compliance with all covenant requirements.

Note 7. Derivative Financial Instruments

The Company enters into derivative instruments solely for risk management purposes. To the extent the Company's cash-flow hedging instruments are effective in offsetting the variability in the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by FASB Accounting Standards Codification 815, “Derivatives and Hedging”, changes in the derivatives' fair value are not included in current earnings but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes this credit risk by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The following table summarizes the Company's interest rate swaps as of September 27, 2016:

Trade Date	Effective Date	Term (in Years)	Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in the Consolidated Balance Sheets. The following table summarizes the estimated fair value of the Company's interest rate swaps as of September 27, 2016 and December 29, 2015 (in thousands):

Balance Sheet Location	September 27, 2016	December 29, 2015
Accrued expenses	$2,807	$—
Other long-term liabilities	5,071	2,552
Total	$7,878	$2,552

Changes in fair value of the interest rate swaps are recorded as a component of AOCI in the Consolidated Balance Sheets. The Company reclassifies the effective gain or loss from AOCI to interest expense in the Consolidated Statements of Income at the time of the transaction. The following table presents pre-tax gains and losses on the interest rate swaps recognized in other comprehensive income (“OCI”) and reclassified from AOCI to earnings for the periods indicated (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net gains (losses) recognized in OCI before reclassifications	$689	$(2,967)	$(3,638)	$(2,967)
Net gains (losses) reclassified from AOCI to earnings	(418)	—	(418)	—

A net of tax loss of approximately $1.7 million is expected to be reclassified from AOCI to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during any of the thirteen or thirty-nine weeks ended September 27, 2016 and September 29, 2015.

The Company does not hold or use derivative instruments for trading purposes. The Company does not have any derivatives that are not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Note 8. Stockholders' Equity

Share Repurchase Authorization

On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2014 repurchase authorization”), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the thirty-nine weeks ended September 27, 2016, the Company repurchased 839,759 shares under the 2014 repurchase authorization, at an average price of $201.15 per share, for an aggregate purchase price of approximately $168.9 million. On May 19, 2016, the Company's Board of Directors terminated the 2014 repurchase authorization program.

On May 19, 2016, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the "2016 repurchase authorization"), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. As of September 27, 2016, the Company had repurchased a total of 557,981 shares under the 2016 share repurchase authorization, at a weighted average price of $213.21 per share, for an aggregate purchase price of approximately $119.0 million, of which $7.5 million remained unpaid as of September 27, 2016. These repurchases traded during the thirteen weeks ended September 27, 2016 and settled in the subsequent quarter. There was approximately $481.0 million available under the 2016 repurchase authorization as of September 27, 2016.

In total, during the thirty-nine weeks ended September 27, 2016, the Company repurchased 1,397,740 shares under the 2014 repurchase authorization and 2016 repurchase authorization, at an average price of $205.97 per share, for an aggregate purchase price of approximately $287.9 million.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended September 27, 2016 and September 29, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
September 27, 2016
Net gains (losses), beginning of period	$(2,631)	$(5,870)	$(8,501)
Net gains (losses) recognized in OCI before reclassifications	(84)	689	605
Net (gains) losses reclassified from AOCI to earnings	—	418	418
Other comprehensive income (loss), net of tax	(84)	1,107	1,023
Net gains (losses), end of period	$(2,715)	$(4,763)	$(7,478)

September 29, 2015
Net gains (losses), beginning of period	$(2,063)	$—	$(2,063)
Net gains (losses) recognized in OCI before reclassifications	(963)	(2,967)	(3,930)
Net (gains) losses reclassified from AOCI to earnings	—	—	—
Other comprehensive income (loss), net of tax	(963)	(2,967)	(3,930)
Net gains (losses), end of period	$(3,026)	$(2,967)	$(5,993)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirty-nine weeks ended September 27, 2016 and September 29, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
September 27, 2016
Net gains (losses), beginning of period	$(3,486)	$(1,543)	$(5,029)
Net gains (losses) recognized in OCI before reclassifications	771	(3,638)	(2,867)
Net (gains) losses reclassified from AOCI to earnings	—	418	418
Other comprehensive income (loss), net of tax	771	(3,220)	(2,449)
Net gains (losses), end of period	$(2,715)	$(4,763)	$(7,478)

September 29, 2015
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized in OCI before reclassifications	(1,666)	(2,967)	(4,633)
Net (gains) losses reclassified from AOCI to earnings	—	—	—
Other comprehensive income (loss), net of tax	(1,666)	(2,967)	(4,633)
Net gains (losses), end of period	$(3,026)	$(2,967)	$(5,993)

Note 9. Commitments and Contingencies

Lease Obligations

As of September 27, 2016, the Company has guaranteed the operating leases of 98 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $298.9 million as of September 27, 2016. The obligations from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, the Company agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Understanding contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by two California Superior Courts. The Company maintained an appropriate reserve in accrued expenses for this settlement in the Company's Consolidated Balance Sheets as of September 27, 2016.

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenues:
Company bakery-cafe operations	$593,434	$584,664	$1,801,502	$1,756,464
Franchise operations	38,210	33,740	114,079	98,952
Fresh dough and other product operations	103,041	96,198	301,320	284,089
Intercompany sales eliminations	(50,479)	(49,948)	(148,642)	(149,690)
Total revenues	$684,206	$664,654	$2,068,259	$1,989,815
Segment profit:
Company bakery-cafe operations (1)	$92,267	$87,513	$286,216	$266,456
Franchise operations	36,923	32,461	110,141	95,219
Fresh dough and other product operations	6,215	4,607	19,102	16,238
Total segment profit	$135,405	$124,581	$415,459	$377,913

Depreciation and amortization	$38,985	$33,885	$114,073	$100,167
Unallocated general and administrative expenses	42,251	36,296	126,719	99,782
Pre-opening expenses	1,948	2,298	5,584	6,253
Interest expense	2,529	1,363	6,059	2,266
Other (income) expense, net	411	(55)	274	948
Income before income taxes	$49,281	$50,794	$162,750	$168,497
Depreciation and amortization:
Company bakery-cafe operations	$28,894	$26,004	$85,828	$78,698
Fresh dough and other product operations	2,519	2,321	7,157	6,855
Corporate administration	7,572	5,560	21,088	14,614
Total depreciation and amortization	$38,985	$33,885	$114,073	$100,167
Capital expenditures:
Company bakery-cafe operations	$33,723	$39,756	$104,070	$117,866
Fresh dough and other product operations	3,026	3,217	13,585	7,710
Corporate administration	10,660	5,472	28,709	27,725
Total capital expenditures	$47,409	$48,445	$146,364	$153,301

(1)
Includes refranchising losses of $0.1 million and $2.2 million for the thirteen weeks ended September 27, 2016 and September 29, 2015, respectively, and $9.1 million and $11.7 million for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively.

	September 27, 2016	December 29, 2015
Segment assets:
Company bakery-cafe operations	$910,698	$953,717
Franchise operations	18,462	13,049
Fresh dough and other product operations	85,940	75,634
Total segment assets	$1,015,100	$1,042,400

Unallocated cash and cash equivalents	$86,598	$241,886
Unallocated trade and other accounts receivable	7,022	2,968
Unallocated property and equipment	114,536	107,333
Unallocated deposits and other	5,560	6,660
Other unallocated assets	24,720	39,592
Total assets	$1,253,536	$1,440,839

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

The Company's effective tax rates were 35.2% and 36.2% for the thirteen weeks ended September 27, 2016 and September 29, 2015, respectively. The decrease in the effective tax rate was primarily driven by an increased charitable deduction as a result of the Tax Relief Extension Act of 2015.

The Company's effective tax rates were 37.6% and 37.0% for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively. The increase in the effective tax rate was primarily driven by the recognition of $7.0 million of refranchising charges for which the Company cannot currently realize the associated tax benefit, partially offset by an increased charitable deduction as a result of the Tax Relief Extension Act of 2015.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$31,975	$32,393	$101,564	$106,182

Weighted average number of shares outstanding — basic	23,276	25,394	23,651	26,011
Effect of dilutive stock-based employee compensation awards	115	107	123	108
Weighted average number of shares outstanding — diluted	23,391	25,501	23,774	26,119

Earnings per common share:
Basic	$1.37	$1.28	$4.29	$4.08
Diluted	$1.37	$1.27	$4.27	$4.07

For each of the thirteen and thirty-nine weeks ended September 27, 2016 and September 29, 2015, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of less than 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 13. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information (in thousands):

	For the 39 Weeks Ended
	September 27, 2016	September 29, 2015
Cash paid during the period for:
Interest	$5,358	$1,783
Income taxes	49,914	72,519
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$(14,725)	$13,764
Accrued share repurchases	7,481	—
Promissory note received upon sale of subsidiary	(4,482)	—
Financed property and equipment purchases	—	12,680
Asset retirement obligations	514	348

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

Executive Summary of Results

Overview

•
Total revenues increased 2.9 percent to $684.2 million for the thirteen weeks ended September 27, 2016 compared to $664.7 million for the thirteen weeks ended September 29, 2015. Total revenues increased 3.9 percent to $2,068.3 million for the thirty-nine weeks ended September 27, 2016 compared to $1,989.8 million for the thirty-nine weeks ended September 29, 2015.

•	Company-owned comparable net bakery-cafe sales growth of 3.4 percent and 4.6 percent for the thirteen and thirty-nine weeks ended September 27, 2016, respectively.

•
Earnings per diluted share for the thirteen weeks ended September 27, 2016 was $1.37 compared to earnings per diluted share of $1.27 for the thirteen weeks ended September 29, 2015. Included in earnings per diluted share for the thirteen weeks ended September 29, 2015 were charges related to our refranchising initiative of $0.05 per diluted share.

•
Earnings per diluted share for the thirty-nine weeks ended September 27, 2016 was $4.27 compared to earnings per diluted share of $4.07 for the thirty-nine weeks ended September 29, 2015. Included in earnings per diluted share for the thirty-nine weeks ended September 27, 2016 were charges related to our refranchising initiative of $0.35 per diluted share and an amount reserved for a legal matter of $0.09 per diluted share. Included in earnings per diluted share for the thirty-nine weeks ended September 29, 2015 were charges related to our refranchising initiative of $0.28 per diluted share.

Consolidated Statements of Income Margin Analysis

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenues:
Bakery-cafe sales, net	86.7%	88.0%	87.1%	88.3%
Franchise royalties and fees	5.6	5.1	5.5	5.0
Fresh dough and other product sales to franchisees	7.7	7.0	7.4	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.2%	30.6%	29.4%	30.5%
Labor	33.0	32.6	32.3	32.0
Occupancy	7.0	7.3	7.0	7.3
Other operating expenses	15.2	14.1	14.9	14.4
Total bakery-cafe expenses	84.4	84.7	83.6	84.2
Fresh dough and other product cost of sales to franchisees (2)	88.2	90.0	87.5	87.9
Depreciation and amortization	5.7	5.1	5.5	5.0
General and administrative expenses	6.4	5.7	6.3	5.2
Pre-opening expenses	0.3	0.3	0.3	0.3
Refranchising loss	—	0.3	0.4	0.6
Total costs and expenses	92.4	92.2	91.8	91.4
Operating profit	7.6	7.8	8.2	8.6
Interest expense	0.4	0.2	0.3	0.1
Other (income) expense, net	0.1	—	—	—
Income before income taxes	7.2	7.6	7.9	8.5
Income taxes	2.5	2.8	3.0	3.1
Net income	4.7	4.9	4.9	5.3
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income attributable to Panera Bread Company	4.7%	4.9%	4.9%	5.3%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Number of bakery-cafes:
Company-owned:
Beginning of period	905	950	901	925
Bakery-cafes opened	11	10	37	39
Bakery-cafes closed	(1)	—	(8)	(3)
Bakery-cafes refranchised (1)	(12)	(29)	(27)	(30)
End of period	903	931	903	931
Franchise-operated:
Beginning of period	1,102	976	1,071	955
Bakery-cafes opened	9	14	30	40
Bakery-cafes closed	(2)	(4)	(7)	(10)
Bakery-cafes refranchised (1)	12	29	27	30
End of period	1,121	1,015	1,121	1,015
System-wide:
Beginning of period	2,007	1,926	1,972	1,880
Bakery-cafes opened	20	24	67	79
Bakery-cafes closed	(3)	(4)	(15)	(13)
End of period (2)	2,024	1,946	2,024	1,946

(1) In March 2015, we refranchised one bakery-cafe to an existing franchisee. In July 2015, we refranchised 29 bakery-cafes to an existing franchisee. In May 2016, we refranchised 15 bakery-cafes to an existing franchisee. In September 2016, we refranchised 12 bakery-cafes to a new franchisee.
(2) Excluded from the number of total bakery-cafes were 28 and 30 catering-only units, referred to as delivery hubs, as of September 27, 2016 and September 29, 2015, respectively.

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Company-owned	3.4%	3.8%	4.6%	2.6%
Franchise-operated	0.2%	1.8%	1.4%	0.9%
System-wide	1.7%	2.8%	2.9%	1.7%

Historically, we have disaggregated comparable net bakery-cafe sales growth into change in transactions and change in average check, with change in average check further disaggregated into change in price and change in mix. We refer to this disaggregation method as the “Historical View.” However, the Company doesn't believe this view serves investors well as its business is undergoing structural change in channel mix. Digitally enabled, larger-party sized channels, such as delivery, catering, and Rapid Pick-Up have larger checks and more entrées per transaction and are growing disproportionately quicker.

To ease the confusion, and to reflect the growth of digitally-enabled, larger party-size channels, going forward, we will also disaggregate comparable net bakery-cafe sales growth into change in price, change in entrées sold (a measure of customers served), and change in mix. We refer to this disaggregation method as the “Omni-Channel View.”

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Historical View:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Price	2.4%	2.1%	2.5%	1.8%
Mix	2.5%	0.7%	1.7%	—%
Average check	4.9%	2.8%	4.2%	1.8%

Transactions	(1.5)%	1.0%	0.4%	0.8%
Company-owned comparable net bakery-cafe sales growth	3.4%	3.8%	4.6%	2.6%

The decrease in transactions during the thirteen weeks ended September 27, 2016 was primarily due to a continued challenging consumer environment. Price growth during the thirteen weeks ended September 27, 2016 was 2.4 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the thirteen weeks ended September 27, 2016 was primarily due to more entrées per transaction as a result of strategic initiatives.

The increase in transactions during the thirty-nine weeks ended September 27, 2016 was due to a variety of factors, including, but not limited to, momentum from our strategic initiatives partially offset by a continued challenging consumer environment. Price growth during the thirty-nine weeks ended September 27, 2016 was 2.5 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the thirty-nine weeks ended September 27, 2016 was primarily due to more entrées per transaction as a result of strategic initiatives.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Omni-Channel View:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Entrée Growth	0.9%	1.2%	2.5%	1.2%
Price	2.4%	2.1%	2.5%	1.8%
Mix	0.1%	0.5%	(0.4)%	(0.4)%
Company-owned comparable net bakery-cafe sales growth	3.4%	3.8%	4.6%	2.6%

Entrée growth during the thirteen and thirty-nine weeks ended September 27, 2016 reflects the sale of more entrées per transaction through digitally-enabled, larger party-size channels, such as delivery, catering, and Rapid Pick-Up.

Fiscal 2016 Outlook

We are now targeting non-GAAP diluted earnings per share growth of 7.0 percent to 8.0 percent for the fiscal year ended December 27, 2016, or fiscal 2016, when compared to the fiscal year ended December 29, 2015, or fiscal 2015, excluding the impact of certain items in both fiscal years. The non-GAAP diluted earnings per share growth target range is based on anticipated Company-owned comparable net bakery-cafe sales growth for fiscal 2016 of 4.0 percent to 5.0 percent. For fiscal 2016, we expect non-GAAP operating margin will be at the more favorable end of the previously provided range of down 50 to 100 basis points when compared to fiscal 2015, excluding certain items in both fiscal years. We also continue to anticipate opening 90 to 100 bakery-cafes system-wide and expect average weekly net sales for new Company-owned bakery-cafes to be modestly above the high-end of the previously provided targeted range of $45,000 to $47,000.

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

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Bakery-cafe sales, net	$593,434	$584,664	1.5%
Franchise royalties and fees	38,210	33,740	13.2%
Fresh dough and other product sales to franchisees	52,562	46,250	13.6%
Total revenues	$684,206	$664,654	2.9%

System-wide average weekly net sales	$48,320	$47,518	1.7%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Bakery-cafe sales, net	$1,801,502	$1,756,464	2.6%
Franchise royalties and fees	114,079	98,952	15.3%
Fresh dough and other product sales to franchisees	152,678	134,399	13.6%
Total revenues	$2,068,259	$1,989,815	3.9%

System-wide average weekly net sales	$49,030	$47,639	2.9%

The growth in total revenues for the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily due to the opening of 100 new bakery-cafes system-wide since September 29, 2015 and the 1.7 percent and 2.9 percent increase in system-wide comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2016, respectively, partially offset by the refranchising of 72 bakery-cafes and the closure of 22 bakery-cafes system-wide since September 29, 2015.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Bakery-cafe sales, net	$593,434	$584,664	1.5%
As a percentage of total revenues	86.7%	88.0%

Company-owned average weekly net sales	$50,197	$48,364	3.8%
Company-owned number of operating weeks	11,767	12,089	(2.7)%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Bakery-cafe sales, net	$1,801,502	$1,756,464	2.6%
As a percentage of total revenues	87.1%	88.3%

Company-owned average weekly net sales	$50,665	$48,301	4.9%
Company-owned number of operating weeks	35,412	36,365	(2.6)%

The increase in net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily due to the 3.4 percent and 4.6 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2016, respectively, and the opening of 55 new Company-owned bakery-cafes since September 29, 2015, partially offset by the refranchising of 72 bakery-cafes and the closure of 11 Company-owned bakery-cafes since September 29, 2015.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Franchise royalties	$37,754	$33,277	13.5%
Franchise fees	456	463	(1.5)%
Total	$38,210	$33,740	13.2%
As a percentage of total revenues	5.6%	5.1%

Franchise-operated average weekly net sales	$46,786	$46,734	0.1%
Franchise-operated number of operating weeks	14,405	13,041	10.5%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Franchise royalties	$112,700	$95,495	18.0%
Franchise fees	1,379	3,457	(60.1)%
Total	$114,079	$98,952	15.3%
As a percentage of total revenues	5.5%	5.0%

Franchise-operated average weekly net sales	$47,670	$47,008	1.4%
Franchise-operated number of operating weeks	42,603	38,172	11.6%

The increase in franchise royalty and fee revenues for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily due to the refranchising of 72 bakery-cafes and the opening of 45 new franchise-operated bakery-cafes since September 29, 2015, increased information technology service revenues, and the 0.2 percent and 1.4 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2016, respectively, partially offset by the closure of 11 franchise-operated bakery-cafes since September 29, 2015.

As of September 27, 2016, there were 1,121 franchise-operated bakery-cafes open and we had received commitments to open 142 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-

owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Fresh dough and other product sales to franchisees	$52,562	$46,250	13.6%
As a percentage of total revenues	7.7%	7.0%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Fresh dough and other product sales to franchisees	$152,678	$134,399	13.6%
As a percentage of total revenues	7.4%	6.8%

The increase in fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily due to the refranchising of 72 bakery-cafes and the opening of 45 new franchise-operated bakery-cafes since September 29, 2015, and the 0.2 percent and 1.4 percent increase in franchise-operated comparable net bakery-cafe sales for the thirteen and thirty-nine weeks ended September 27, 2016, respectively, partially offset by the closure of 11 franchise-operated bakery-cafes since September 29, 2015.

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Cost of food and paper products	$173,239	$178,700	(3.1)%
As a percentage of bakery-cafe sales, net	29.2%	30.6%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Cost of food and paper products	$529,684	$535,281	(1.0)%
As a percentage of bakery-cafe sales, net	29.4%	30.5%

The decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily due to improved leverage from higher comparable net bakery-cafe sales and benign food cost inflation.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Labor expense	$195,773	$190,736	2.6%
As a percentage of bakery-cafe sales, net	33.0%	32.6%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Labor expense	$582,778	$561,762	3.7%
As a percentage of bakery-cafe sales, net	32.3%	32.0%

The increase in labor expense as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily the result of structural wage increases, partially offset by improved leverage from higher comparable net bakery-cafe sales.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Occupancy	$41,534	$42,835	(3.0)%
As a percentage of bakery-cafe sales, net	7.0%	7.3%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Occupancy	$125,541	$129,083	(2.7)%
As a percentage of bakery-cafe sales, net	7.0%	7.3%

The decrease in occupancy costs as a percentage of net bakery-cafe sales for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily the result of improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Other operating expenses	$90,492	$82,706	9.4%
As a percentage of bakery-cafe sales, net	15.2%	14.1%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Other operating expenses	$268,211	$252,150	6.4%
As a percentage of bakery-cafe sales, net	14.9%	14.4%

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended September 27, 2016 compared to the same period in fiscal 2015 was primarily the result of higher marketing expense, increased other controllable expenses and a recovery received from a vendor in fiscal 2015, partially offset by lower utility costs.

The increase in other operating expenses as a percentage of net bakery-cafe sales for the thirty-nine weeks ended September 27, 2016 compared to the same period in fiscal 2015 was primarily the result of asset impairment losses recorded during the thirteen weeks ended March 29, 2016 and increased other controllable expenses, partially offset by lower utility costs.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Fresh dough and other product cost of sales to franchisees	$46,347	$41,643	11.3%
As a percentage of fresh dough and other product sales to franchisees	88.2%	90.0%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Fresh dough and other product cost of sales to franchisees	$133,576	$118,161	13.0%
As a percentage of fresh dough and other product sales to franchisees	87.5%	87.9%

The decrease in fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily the result of lower wheat and fuel costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Depreciation and amortization	$38,985	$33,885	15.1%
As a percentage of total revenues	5.7%	5.1%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Depreciation and amortization	$114,073	$100,167	13.9%
As a percentage of total revenues	5.5%	5.0%

The increase in depreciation and amortization as a percentage of total revenues for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily the result of increased depreciation on investments in bakery-cafes and support centers to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
General and administrative expenses	$43,538	$37,575	15.9%
As a percentage of total revenues	6.4%	5.7%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
General and administrative expenses	$130,657	$103,515	26.2%
As a percentage of total revenues	6.3%	5.2%

The increase in general and administrative expenses as a percentage of total revenues for both the thirteen and thirty-nine weeks ended September 27, 2016 compared to the same periods in fiscal 2015 was primarily the result of increased costs to support ongoing operational initiatives, charges for legal matters, and higher incentive compensation expense.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes. As of September 27, 2016, we had completed the sale of 102 Company-owned bakery-cafes.

The following table summarizes activity associated with the refranchising initiative for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 27, 2016	September 29, 2015
Loss on assets held for sale	$—	$1,000
Lease termination costs and impairment of long-lived assets	—	—
Professional fees, severance, and other	331	596
Loss (gain) on sale of bakery-cafes	(202)	578
Refranchising loss	$129	$2,174

	For the 39 Weeks Ended
	September 27, 2016	September 29, 2015
Loss on assets held for sale	$6,112	$8,941
Lease termination costs and impairment of long-lived assets	2,858	3,837
Professional fees, severance, and other	795	946
Loss (gain) on sale of bakery-cafes	(693)	(1,992)
Refranchising loss	$9,072	$11,732

During the thirteen weeks ended September 27, 2016, Panera International Holdings, Inc., a subsidiary of Panera Bread Company, sold all of its shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary, to a new franchisee for a purchase price of approximately $5.0 million, which resulted in a gain on sale of approximately $0.2 million. During the thirteen weeks ended September 29, 2015, we recorded a loss on assets held for sale of $1.0 million. On July 14, 2015, we sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, which resulted in a loss on sale of approximately $0.6 million.

During the thirty-nine weeks ended September 27, 2016, we recognized lease termination costs totaling $1.8 million and impairment losses of $1.1 million. On May 3, 2016, we sold substantially all of the assets of 15 bakery-cafes for a purchase price of approximately $15.2 million, which resulted in a gain on sale of approximately $0.5 million. On September 13, 2016, Panera International Holdings, Inc., a subsidiary of Panera Bread Company, sold all of its shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary, to a new franchisee for a purchase price of approximately $5.0 million, which resulted in a gain on sale of approximately $0.2 million. We recognized a $6.1 million loss on assets held for sale related to the 12 bakery-cafes in Ontario, Canada during the thirteen weeks ended June 28, 2016.

During the thirty-nine weeks ended September 29, 2015, we recorded a loss on assets held for sale of $8.9 million. We also recognized impairment losses of $3.8 million during the thirty-nine weeks ended September 29, 2015. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe for a purchase price of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million. On July 14, 2015, we sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, which resulted in a loss on sale of approximately $0.6 million.

Other (income) expense, net

Other (income) expense, net was $0.4 million of expense for the thirteen weeks ended September 27, 2016 compared to $0.1 million of income for the thirteen weeks ended September 29, 2015. Other (income) expense, net for both the thirteen weeks ended September 27, 2016 and September 29, 2015 was comprised of immaterial items.

Other (income) expense, net was $0.3 million of expense for the thirty-nine weeks ended September 27, 2016 compared to $0.9 million of expense for the thirty-nine weeks ended September 29, 2015. Other (income) expense, net for both the thirty-nine weeks ended September 27, 2016 and September 29, 2015 was comprised of immaterial items.

Income Taxes

The following tables set forth income taxes for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Income taxes	$17,371	$18,401	(5.6)%
Effective tax rate	35.2%	36.2%

	For the 39 Weeks Ended		Percentage
	September 27, 2016	September 29, 2015	Change
Income taxes	$61,286	$62,315	(1.7)%
Effective tax rate	37.6%	37.0%

The decrease in the effective tax rate for the thirteen weeks ended September 27, 2016 compared to the same period in fiscal 2015 was primarily driven by an increased charitable deduction as a result of the Tax Relief Extension Act of 2015.

The increase in the effective tax rate for the thirty-nine weeks ended September 27, 2016 compared to the same period in fiscal 2015 was primarily driven by the recognition of $7.0 million of refranchising charges for which the Company cannot currently realize the associated tax benefit, partially offset by an increased charitable deduction as a result of the Tax Relief Extension Act of 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $86.6 million as of September 27, 2016 compared to $241.9 million as of December 29, 2015. This $155.3 million decrease was primarily a result of the use of $286.1 million to repurchase shares of our Class A common stock and capital expenditures of $146.4 million, partially offset by cash generated from operations during the thirty-nine weeks ended September 27, 2016 of $228.9 million, proceeds from borrowings under our revolving credit facility of $40 million, and proceeds from refranchising and sales-leaseback transactions totaling $18.6 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to borrow up to $250 million under our revolving credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

We had negative working capital of $99.0 million as of September 27, 2016 compared to positive working capital of $43.1 million as of December 29, 2015, excluding assets held for sale and liabilities associated with assets held for sale as of December 29, 2015. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $155.3 million and a decrease in trade and other accounts receivable of $29.5 million, partially offset by a decrease in accrued expenses of $37.2 million. We believe that cash provided by our operations and available borrowings under our existing credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 39 Weeks Ended
Cash provided by (used in):	September 27, 2016	September 29, 2015
Operating activities	$228,933	$176,509
Investing activities	(127,717)	(120,848)
Financing activities	(256,504)	23,023
Net (decrease) increase in cash and cash equivalents	$(155,288)	$78,684

Operating Activities

Cash provided by operating activities was $228.9 million and $176.5 million for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirty-nine weeks ended September 27, 2016 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, a decrease in trade and other accounts receivable, and an increase in accounts payable, partially offset by a decrease in accrued expenses and an increase in prepaid expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards and due to the timing of employee compensation payments, partially offset by an increase in accrued advertising and accrued share repurchases. The increase in prepaid expenses was primarily due to the timing of insurance prepayments.

Cash provided by operating activities for the thirty-nine weeks ended September 29, 2015 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses, a decrease in the net deferred income tax liability, and an increase in prepaid expenses and other. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end and a decrease in refundable income taxes due to the timing of payments and the absence of bonus depreciation during the thirty-nine weeks ended September 29, 2015. The decrease in accrued expenses was primarily due to a decrease in the balance of outstanding gift cards. The decrease in the net deferred income tax liability relates primarily to the absence of bonus depreciation in fiscal 2015. The increase in prepaid expenses was primarily due to the timing of insurance prepayments.

Investing Activities

Cash used in investing activities was $127.7 million and $120.8 million for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.

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

	For the 39 Weeks Ended
	September 27, 2016	September 29, 2015
New bakery-cafes	$58,530	$77,835
Existing bakery-cafes	45,540	40,031
Fresh dough facilities	13,585	7,710
Support centers and IT infrastructure	28,709	27,725
Total	$146,364	$153,301

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

Financing Activities

Cash used in financing activities was $256.5 million for the thirty-nine weeks ended September 27, 2016. Cash provided by financing activities was $23.0 million for the thirty-nine weeks ended September 29, 2015. Financing activities for the thirty-nine weeks ended September 27, 2016 consisted primarily of the use of $286.1 million to repurchase shares of our Class A common stock, partially offset by proceeds from borrowings under our revolving credit facility of $40.0 million. Financing activities for the thirty-nine weeks ended September 29, 2015 consisted primarily of $299.1 million of proceeds from term loan borrowings and the use of $280.3 million to repurchase shares of our Class A common stock.

Share Repurchases

On June 5, 2014, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. On April 15, 2015, our Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. During the thirty-nine weeks ended September 27, 2016, we repurchased 839,759 shares under the 2014 repurchase authorization, at an average price of $201.15 per share, for an aggregate purchase price of approximately $168.9 million. On May 19, 2016, our Board terminated the 2014 repurchase authorization program.

On May 19, 2016, our Board approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2016 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. As of September 27, 2016, we had repurchased a total of 557,981 shares of our Class A common stock, at a weighted average price of $213.21 per share, for an aggregate purchase price of approximately $119.0 million under the 2016 share repurchase authorization, of which $7.5 million remained unpaid as of September 27, 2016. These repurchases traded during the thirteen weeks ended September 27, 2016 and settled in the subsequent quarter. There was approximately $481.0 million available under the 2016 repurchase authorization as of September 27, 2016.

In total, during the thirty-nine weeks ended September 27, 2016, we repurchased 1,397,740 shares under the 2014 repurchase authorization and 2016 repurchase authorization, at an average price of $205.97 per share, for an aggregate purchase price of approximately $287.9 million.

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

Revolving Credit Agreements

On July 16, 2015, we entered into a credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of September 27, 2016, we had $40.0 million outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement and 2015 Credit Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of September 27, 2016, we were, and expect to remain, in compliance with all covenant requirements.

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

Off-Balance Sheet Arrangements

As of September 27, 2016, we have guaranteed the operating leases of 98 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These leases have terms expiring on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $298.9 million as of September 27, 2016. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the overall impact that ASU 2016-09 will have on our consolidated financial statements and related disclosures, as well as the expected timing and method of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Based on a preliminary assessment, we expect the standard to have a material impact on our assets and liabilities due to the recognition of right-of-use assets and lease liabilities on our Consolidated Balance Sheets at the beginning of the earliest period presented. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We early adopted ASU 2015-17 during the thirteen weeks ended March 29, 2016 on a retrospective basis. As a result of the retrospective adoption, we reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities in our Consolidated Balance Sheets. Adoption of this standard did not impact our results of operations or cash flows in either the current or previous interim and annual reporting periods.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, delaying the effective date for adoption. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method.

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

We are currently evaluating the overall impact that ASU 2014-09 will have on our consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized using the remote method. The new guidance will require application of the proportional method. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the thirty-nine weeks ended September 27, 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended September 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager.  On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, we agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of a definitive settlement agreement are under negotiation and such agreement is subject to the final approval by two California Superior Courts. We maintained an appropriate reserve in accrued expenses for this settlement in our Consolidated Balance Sheets as of September 27, 2016.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, as filed with the SEC on February 18, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 27, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended September 27, 2016, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
June 29, 2016 - July 26, 2016	119,941	$210.81	119,900	$547,427,810
July 27, 2016 - August 30, 2016	193,157	$218.47	170,500	$510,188,304
August 31, 2016 - September 27, 2016	143,297	$204.37	142,629	$481,035,033
Total	456,395	$212.03	433,029

(1)
Includes 23,366 shares of Class A common stock surrendered by participants under the Panera Bread Company 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of such plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

(2)
Share repurchase authorization of up to $600 million of our Class A common stock approved by the Board of Directors and announced on May 19, 2016, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The share repurchase authorization may be modified, suspended, or discontinued by our Board of Directors at any time.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANERA BREAD COMPANY

Dated:	October 26, 2016	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 26, 2016	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	October 26, 2016	By:	/s/ MARK D. WOOLDRIDGE
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