Form 10-K
period 2016-12-27
PANERA BREAD CO
filed 2017-02-22
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on June 28, 2016, was $3,389,849,256.

As of February 21, 2017, the registrant had 21,341,550 shares of Class A Common Stock ($.0001 par value per share) and 1,381,730 shares of Class B Common Stock ($.0001 par value per share) outstanding.

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 27, 2016.

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, our intention to repurchase shares from time to time under the share repurchase program and our refranchising activities, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words "believe," "positioned," "estimate," "project," "target," "plan," "goal," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS
General
Panera Bread Company and its subsidiaries, referred to as “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our,” is a national bakery-cafe concept with 2,036 Company-owned and franchise-operated bakery-cafe locations in 46 states, the District of Columbia, and Ontario, Canada. We have grown from serving approximately 60 customers per day at our first bakery-cafe to currently serving approximately 9 million customers per week system-wide. We are currently one of the largest food service companies in the United States. We believe our success is based on our ability to create long-term concept differentiation. We operate under the Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café® trademark names.
Our bakery-cafes are in a variety of locations including, urban, suburban, shopping centers, college campuses, and hospitals. We feature high-quality food in a warm, inviting, and comfortable environment. With our identity rooted in handcrafted artisan bread, we bake fresh bread every day. We are committed to providing great tasting, quality food that people can trust. In 2014, we formalized our Food Policy, an articulation of Panera's long held values, which expresses a commitment to clean ingredients and products by removing items identified on our “No No List”, transparency, and a positive impact on the food system. Our bakery-cafes have a menu highlighted by flavorful, wholesome offerings, including select proteins raised without antibiotics, grass-fed beef, whole grain bread, and select organic ingredients, with zero grams of artificial trans fat per serving. As of the beginning of 2017, our food menu met the requirements of our Food Policy and is “clean,” meaning that all of our products contain no artificial preservatives, no artificial sweeteners, no artificial flavors and no colors from artificial sources.
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

We operate as three business segments: Company bakery-cafe operations, franchise operations, and fresh dough and other product operations. As of December 27, 2016, our Company bakery-cafe operations segment consisted of 902 Company-owned bakery-cafes and our franchise operations segment consisted of 1,134 franchise-operated bakery-cafes, located throughout the United States and in Ontario, Canada. As of December 27, 2016, our fresh dough and other product operations segment, which supplies fresh dough and other products daily to most Company-owned and franchise-operated bakery-cafes, consisted of 24 fresh dough facilities (22 Company-owned and two franchise-operated), located throughout the United States and one in Ontario, Canada. In the fiscal year ended December 27, 2016, or fiscal 2016, our revenues were $2,795 million, consisting of $2,434 million of Company-owned net bakery-cafe sales, $155 million of franchise royalties and fees, and $206 million of fresh dough and other product sales to franchisees. Franchise-operated net bakery-cafe sales, as reported by franchisees, were $2,744 million in fiscal 2016. See Note 19 to our consolidated financial statements for further segment information.

Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 27, 2016, December 29, 2015, or fiscal 2015, and December 30, 2014, or fiscal 2014, had 52 weeks.

Concept and Strategy

Thirty years ago, at a time when quick service often meant low quality, Panera set out to challenge this expectation. We believed that food that was good and that you could feel good about, served in a warm and welcoming environment by people who cared, could bring out the best in all of us. To us, that is food as it should be and that is why we exist.

So we began with a simple commitment: to bake fresh bread every day in our bakery-cafes. No short cuts, just bakers with simple ingredients and hot ovens. Each night, any unsold bread and baked goods were shared with neighbors in need.

These traditions carry on today, as we have continued to find ways to be an ally for the wellness of our guests. That means crafting a menu of soups, salads and sandwiches that we are proud to feed our families. Like poultry and pork raised without antibiotics on our salads and sandwiches. A commitment to transparency and options that empower our guests to eat the way they want. Seasonal flavors and whole grains. And our commitment to serve clean food by removing artificial flavors, sweeteners, preservatives, and colors from artificial sources from our food in all of our bakery-cafes in the United States.

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
Our menu, operating systems, design, and real estate strategy allow us to compete successfully in several segments of the restaurant business: breakfast, lunch, gathering place, dinner, and take home, through both on-premise sales and off-premise Panera® Catering. We compete with specialty food, casual dining, and quick-service restaurant retailers, including national, regional, and locally-owned restaurants. Our competitors vary across different dayparts. We understand people choose restaurants depending on individual food preferences, mood, and price. Our goal is to be the place worth crossing the street for to enjoy Panera food. Because of that goal, we are working to drive increased customer desire through Concept Essence, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors, which includes innovations in food, marketing, and store design.
In addition to our in-bakery-cafe dining experience, we offer Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in our bakery-cafes. Panera Catering is supported by a national sales infrastructure that includes an on-line ordering system. To support our bakery-cafes in servicing small-, medium- and large-order catering markets, we operate catering-only units, referred to as delivery hubs. As of December 27, 2016, there were 27 Company-owned and one franchise-operated delivery hubs.
Menu
Our menu is designed to provide a variety of food products our customers crave, along with transparency to empower them to choose how they want to eat. Panera was the first national restaurant company to voluntarily add calories to its menu boards in 2010 and currently includes this information on menu boards at all of our bakery-cafes. We feature a menu which includes proprietary items prepared with high-quality, fresh ingredients, including our fresh-from-the-field romaine lettuce and tomatoes and our chicken raised without antibiotics, as well as unique recipes and toppings designed to provide appealing, flavorful products. Our menu embodies a comprehensive set of commitments formally articulated in our Food Policy and consistent with our long held values. The Food Policy outlines our advocacy for a commitment to clean ingredients and a positive impact on the food system. In fiscal 2016, we announced our Kids Meal Promise, which expresses our commitment to offer kids meals that are clean, worthy of trust, full of delicious options, nutritionally paired, and served with water, organic milk or juice, rather than a sugary beverage. At the beginning of 2017, we completed the removal of all artificial additives on our “No No List”.
Our key menu groups are daily baked goods, including a variety of freshly baked bagels, breads, muffins, scones, rolls, and sweet goods; made-to-order sandwiches and flatbreads; hearty, unique soups; freshly prepared and hand-tossed salads; pasta dishes; and custom roasted coffees and cafe beverages, such as hot or cold espresso and cappuccino drinks, smoothies, and hand-crafted non-carbonated beverages. We regularly review and innovate our menu offerings to feature new taste profiles we believe our customers crave.
Strategic Initiatives
We are concentrating efforts and resources on a broad set of initiatives designed to make Panera a better competitive alternative and to enable expanded growth through not only Panera 2.0, a strategic initiative intended to enhance the experience for both our dine-in and to-go guests, but also through innovation in operations, food, and marketing, utilization of delivery hubs, expanded small-order delivery and our investments in technology to create the capabilities needed to support these initiatives.
Specifically, our strategic Panera 2.0 and delivery initiatives are designed to enhance the experience for both our dine-in guests as well as those eating off premises. This enhanced guest experience is enabled by technology and operational improvements designed to keep up with high transaction volumes and to deliver unrestrained production demand. As of December 27, 2016, we were constructively complete with the roll-out of Panera 2.0 to Company-owned bakery-cafes.
As of December 27, 2016, approximately 15 percent of system-wide bakery-cafes offered delivery. We believe an integrated approach to delivery, rooted in our fast casual paradigm, will enable us to fulfill a significant unmet need for an elevated delivery experience with high-quality food, ultimately enhancing the experience of our customers eating off premises.
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
We believe in providing bakery-cafe operators the opportunity to share in the success of the bakery-cafe. Through our Joint Venture Program, selected general managers and multi-unit managers may participate in a bonus program, which is based upon a percentage of the store profit of the bakery-cafes they operate, generally over a period of five years (subject to annual minimums and maximums). We believe the program’s multi-year approach improves operator quality and management retention, and creates team stability, which generally results in a higher level of consistency and customer service for a particular bakery-cafe. It also leads to stronger associate engagement and customer loyalty. Currently, approximately 46 percent of our Company-owned bakery-cafe operators participate in the Joint Venture Program. We believe this program is a fundamental underpinning of our low rate of management turnover and operational improvements.
Management Information Systems
We believe technology is a differentiator in the restaurant business. We are committed to being a leader in technology that makes a difference to our customers by providing a greater degree of access and convenience. As a result, we have concentrated efforts and resources on our Panera 2.0 initiative. The enhanced guest experience is enabled by technology, including the convenience of digital ordering and Rapid Pick-Up, and operational improvements. As of December 27, 2016, approximately 70 percent of our Company-owned bakery-cafes have transitioned to Panera 2.0. As a result of the Panera 2.0 transitions, as of December 27, 2016, digital utilization was approximately 24 percent in Company-owned bakery-cafes.
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
We use in-store enterprise application tools to assist in labor scheduling and food cost management, to provide corporate and retail operations management with quick access to retail data, to allow on-line ordering with distributors, and to reduce managers’ administrative time. We also continue to invest in enhanced back-of-house forecasting and labor scheduling systems to improve the effectiveness of these capabilities. We use retail data to generate daily and weekly consolidated reports regarding sales and other key metrics, as well as detailed profit and loss statements for our Company-owned bakery-cafes. Additionally, we monitor the transaction counts, product mix, average check, and other sales trends. We also use this retail data in our “exception-based reporting” tools to safeguard our cash, protect our assets, and train our associates. Our fresh dough facilities have information systems which accept electronic orders from our bakery-cafes and monitor delivery of the ordered product back to our bakery-cafes. We also use proprietary on-line tools, such as eLearning, to provide on-line training for our retail and fresh dough facility associates and on-line baking instructions for our bakers.
Marketing
We are committed to improving the customer experience in ways we believe few in our industry have done. We use our scale to execute a broader marketing strategy, not simply to build brand recognition and awareness, but also to build deeper relationships with our customers who we believe will help advocate for our brand.
To reach our target customer group, we advertise through a mix of mediums, including radio, billboards, social networking, and the Internet. In addition, we market through a national cable television campaign as a way to reach a broader audience. We believe our shift to a greater emphasis on national and digital advertising will help us improve and increase recognition of our brand and competitive differentiation. Our current advertising campaign, Panera Bread Food As It Should Be, speaks to our values and achievements, including our commitment to be an ally for the wellness of our guests.
Our MyPanera® customer loyalty program allows our customers to earn rewards based on registration in the program and purchases from our bakery-cafes. We believe MyPanera has allowed us to build deeper relationships with our customers by enhancing their experience with us through their receipt of rewards and enticing them to return to our bakery-cafes. Further, MyPanera offers us valuable insight into the preferences of our customers to help us further refine our marketing message and menu design. We believe MyPanera is the largest customer loyalty program in the industry, with approximately 25 million customers enrolled in MyPanera at the end of fiscal 2016. At the end of fiscal 2016, approximately 51 percent of our transactions in our bakery-cafes were attached to a MyPanera loyalty program card.
Our franchise agreements generally require our franchisees to contribute to advertising expenses. In fiscal 2016, our franchise-operated bakery-cafes contributed 2.6 percent of their net sales to a national advertising fund, paid us a marketing administration fee of 0.4 percent of their net sales, and were required to spend 0.8 percent of their net sales on advertising in their respective markets. The national advertising fund and marketing administration contributions from our franchise-operated bakery-cafes are consolidated in our financial statements with amounts contributed by us. We contributed the same net sales percentages from Company-owned bakery-cafes towards the national advertising fund and marketing administration fee.
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
Our concept has proved successful in different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, college campuses, hospitals, and free-standing units. The average Company-owned bakery-cafe size was approximately 4,500 square feet as of December 27, 2016. We lease nearly all of our bakery-cafe locations and all of our fresh dough facilities. The reasonably assured lease term for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facility leases is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.
The average construction, equipment, furniture and fixtures, and signage cost excluding capitalized development overhead for the 48 Company-owned bakery-cafes that opened in fiscal 2016 was approximately $1.3 million per bakery-cafe.
We also return cash to stockholders in the form of share repurchases under our publicly announced share repurchase authorizations. During fiscal 2016, we repurchased 1,815,432 shares of our Class A common stock for an aggregate purchase price of approximately $371.2 million. During fiscal 2015, we repurchased 2,201,719 shares of our Class A common stock for an aggregate purchase price of approximately $399.9 million. During fiscal 2014, we repurchased 941,878 shares of our Class A common stock for an aggregate purchase price of approximately $154.1 million.
Franchise Operations
Our franchisees, which as of December 27, 2016 operated approximately 56 percent of our bakery-cafes, are comprised of 35 franchise groups with an average of approximately 32 bakery-cafes per group. We are selective in granting franchises, and applicants must meet specific criteria in order to gain consideration for a franchise. Generally, our franchisees must be well-capitalized to open bakery-cafes, meet a negotiated development schedule, and have a proven track record as a multi-unit restaurant operator. Additional qualifications include minimum net worth and liquidity requirements, infrastructure and resources to meet our development schedule, and a commitment to the development of our brand. If all of these qualifications are not met, we may still consider granting a franchise depending on the market and the particular circumstances.
As of December 27, 2016, we had 1,134 franchise-operated bakery-cafes operating throughout the United States and in Ontario, Canada, and we have received commitments to open 153 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are generally established in our Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these planned bakery-cafes to open within the next five years. The ADAs require a franchisee to develop a specified number of bakery-cafes on or before specified dates. If a franchisee fails to develop bakery-cafes on schedule, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by area developers, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants under the ADAs and franchise agreements. We may waive compliance with certain requirements under our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.
Pursuant to a typical ADA, we receive a franchise fee of $35,000 per bakery-cafe (of which we generally receive $5,000 at the signing of the ADA and $30,000 at or before the bakery-cafe opening) and continuing royalties, which are generally five percent of net sales per bakery-cafe. Franchise royalties and fees in fiscal 2016 were $155.3 million, or 5.6 percent of our total revenues. Our franchise-operated bakery-cafes follow the same protocol for in-store operating standards, product quality, menu, site selection, and bakery-cafe construction as Company-owned bakery-cafes. Generally, franchisees are required to purchase all of their fresh dough and other products from us or sources approved by us. Our fresh dough facility system supplies fresh dough and other products to substantially all franchise-operated bakery-cafes. We do not generally finance franchisee construction or ADA payments. From time to time and on a limited basis, we may provide certain development or real estate services to franchisees in exchange for a payment equal to the total costs of the services plus an additional fee. We also provide to our franchise-operated bakery-cafes, for a fee, limited information technology services and access to information technology infrastructure supporting operational initiatives. As of December 27, 2016, we did not hold an equity interest in any of our franchise-operated bakery-cafes.

Bakery-Cafe Supply Chain
We believe our fresh dough facility system and supply chain function provide us with a competitive advantage. We have a unique supply-chain operation in which our regional fresh dough facilities supply dough for our fresh bread on a daily basis, along with tuna, cream cheese, and certain produce to substantially all of our Company-owned and franchise-operated bakery-cafes. As of December 27, 2016, we had 24 fresh dough facilities, 22 of which were Company-owned, including one located in Ontario, Canada, to support the 19 bakery-cafes located within that market.
Fresh dough is the key to our high-quality, artisan bread, and fresh produce is essential to our high-quality salads and sandwiches. We distribute fresh dough and produce through a leased fleet of temperature controlled trucks operated by our associates. As of December 27, 2016, we leased 268 trucks. The optimal maximum distribution range is approximately 300 miles; however, when necessary, the distribution ranges may be up to 500 miles.
Our bakers bake through the night to bring our customers fresh-baked loaves, bagels, and sweet goods every morning. In addition, our bakers bake high volume products throughout the day to continue to deliver abundant amounts of the highest quality and freshest bread possible. We believe our fresh dough facilities have helped us and will continue to help us to maintain consistent food quality at our bakery-cafes.
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
Our supply chain management system is intended to provide bakery-cafes with high-quality food from reliable sources. We are committed to having a positive impact on the food system by sourcing responsibly raised livestock and poultry, as well as high-quality ingredients without artificial flavors, sweeteners, preservatives or colors from artificial sources, including those identified on our No No List.
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
Employees
As of December 27, 2016, we had approximately 50,800 total associates of whom approximately 21,000 work, on average, at least 25 hours per week. Approximately 47,600 associates were employed in our bakery-cafe operations as bakers, managers, and associates, approximately 1,600 were employed in our fresh dough facility operations, and approximately 1,600 were employed in general or administrative functions, principally in our support centers. We do not have any collective bargaining agreements with our associates and we consider our employee relations to be good. We place a priority on staffing our bakery-cafes, fresh dough facilities, and support center operations with skilled associates and invest in training programs to maintain the quality of our operations.
Proprietary Rights
Our brand, intellectual property, and our confidential and proprietary information are very important to our business and competitive position. We protect these assets through a combination of trademark, copyright, trade secret, unfair competition, and contract laws.
The Panera®, Panera Bread®, Saint Louis Bread Co.®, Panera® Catering, You Pick Two®, Paradise Bakery®, Paradise Bakery & Café®, the Mother Bread® design, MyPanera®, Panera to You®, and Panera. Food as it Should beTM trademarks are some of the trademarks we have registered or have applied to register with the United States Patent and Trademark Office. In addition, we have filed to register other trademarks with the United States Patent and Trademark Office. We have also registered some of our trademarks in a number of foreign countries. In addition, we have registered and maintain numerous Internet domain names.
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
Our Company-owned and franchise-operated bakery-cafes depend on frequent deliveries of ingredients and other products. We rely on one distribution partner to deliver the majority of our non-dough ingredients and other products to our bakery-cafes two or three times per week, and we supply our bakery-cafes with fresh dough and certain other products, including produce, on a daily basis. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. Additionally, we currently depend on a limited number of suppliers for several of our proteins, such as selected proteins raised without antibiotics, which are sold in most Company-owned and franchise-operated bakery-cafes. Due to our dependence on a limited number of suppliers, it may be difficult or more costly for us to find alternative suppliers, if necessary. If we have to seek new suppliers or service providers, we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our bakery-cafes, which could cause a bakery-cafe to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected bakery-cafes could experience significant reductions in sales during the shortage or thereafter.

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
We may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, facilities or management, more effective marketing or more efficient operations than we have. Finally, as we implement new initiatives and expand our offerings we will compete with companies with longer track records and more experience in food service segments. For example, as we expand our small-order delivery strategy, we will compete with businesses in the highly competitive pizza delivery marketplace and with providers who offer ordering and meal delivery services from unaffiliated restaurants.
If we are unable to successfully compete in these markets, we may be unable to sustain or increase our revenues and profitability.
Changes in customer tastes and preferences may reduce the frequency of their visits to our bakery-cafes or may cause them to cease paying our prices for high-quality food.

Our success depends in large part on our customers' continued belief that food made with high-quality ingredients, including selected proteins raised without antibiotics, our artisan breads, and food items made without artificial preservatives, flavors, sweeteners or colors from artificial sources is worth the prices charged at our bakery-cafes relative to the lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food or our customers’ rejection of our pricing approach could result in decreased demand for our products or require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.
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
These strategic initiatives include:

•	generating increased sales through catering and small-order delivery through our Panera to You® initiatives;

•	introducing new menu items and improving existing items consistent with customer tastes and expectations and our commitment to food that customers can trust through our food policy initiatives;

•	balancing unit growth while meeting target returns on invested capital for locations;

•	generating additional revenue and corresponding profits through the retail sale of consumer packaged goods through alternative channels of distribution;

•	identifying alternative formats for our bakery-cafes to enable us to open locations in more diverse locations;

•	investing in technology and systems designed to enable our managers to focus their energy on improving the customer experience in our bakery-cafes;

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
Instances or reports, whether verified or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick service and fast casual restaurant sectors and could affect us as well. Any report linking us to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage our brand value and severely hurt sales of our food products and possibly lead to product liability claims, litigation (including class actions) or damages.
These problems, other food-borne illnesses (such as norovirus or hepatitis A), and injuries caused by the presence of foreign material have in the past, and could in the future, require us to temporarily close bakery-cafes. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and a decrease in customer traffic to our bakery-cafes. Furthermore, any instances of food contamination, whether or not at our bakery-cafes, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration's recently enacted Food Safety Modernization Act.
Our financial results could be negatively impacted if we fail to generate expected revenue and profits from substantial investments in our bakery-cafes to enable a better customer experience.
Operational excellence and the continued improvement of our customer experience are among our highest priorities and as such we have made significant investments in our bakery-cafes over the past several years. We expect to continue to make investments during the fiscal year ended December 26, 2017, or fiscal 2017, and going forward in technology, operational tools, and related systems, as well as the labor necessary to support this technology, in areas which include, but are not limited to, the ordering process, food production and delivery of food to the customer, both inside the bakery-cafe and directly to customers at their home or business. Our inability to accurately predict the costs and rollout of such initiatives across our system or our failure to generate expected revenue and profits from such activities and investments could negatively impact our financial results.

The unauthorized access, theft or destruction of customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could adversely affect our business.
Each year, we engage in millions of transactions with our customers. Approximately 78 percent of our bakery-cafe sales are by credit or debit card. Additionally, as we continue to evolve our e-commerce initiatives we expect our credit card transactions, specifically online and mobile, to continue to increase. In connection with credit card sales, including online and through mobile applications, we and our franchisees transmit confidential credit card information by way of secure private retail networks. As a result, our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, contain personal, financial or other information that is entrusted to us by our customers. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales; we and our franchisees' security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a third party is able to circumvent these security measures, information could be stolen or destroyed, potentially causing a disruption of our operations. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third party business partners or service providers, regardless if a breach has been attempted or has occurred, can also adversely impact our brand and reputation and materially impact our business.
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
We also maintain private information through our administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third party business partners and service providers. If a third party is able to circumvent the security measures intended by us or our vendors to protect this data, he or she could destroy or steal information or disrupt our operations, which could significantly harm our reputation and/or result in litigation against us or the imposition of penalties.
Disruptions or supply issues in our fresh dough facilities could adversely affect our business and consolidated results of operations.
We operate 22 Company-owned fresh dough facilities, which service substantially all of our Company-owned and franchise-operated bakery-cafes. Our fresh dough and other product distribution system delivers fresh dough and other products daily to the bakery-cafes through a leased fleet of temperature controlled vehicles. The optimal maximum distribution range is approximately 300 miles; although, when necessary, the distribution range may reach up to 500 miles. As a result, any prolonged disruption in the operations of, or distribution from any of our fresh dough facilities, including due to weather conditions, technical or labor difficulties, food safety concerns, or destruction of, or damage to the vehicle fleet or facilities, could result in a shortage of fresh dough and other products at our bakery-cafes, and, depending on its extent and duration, have a material adverse effect on our business and consolidated results of operations.
Additionally, given that we rely on trucks for the delivery of items from our fresh dough facilities, any increased costs and distribution issues related to fuel could also materially adversely impact our business and consolidated results of operations.
Our Franklin, Massachusetts fresh dough facility manufactures and supplies through its distributors all of the cream cheese and tuna used in most of our Company-owned and franchise-operated bakery-cafes in the United States. Additionally, we distribute a number of fresh produce products provided from our suppliers through our fresh dough facility system. Although we believe we have adopted adequate quality assurance and other procedures to seek to ensure the production and distribution of quality products and ingredients, we may experience concerns, including allegations regarding quality, health, or other similar concerns that could have a negative impact on our operations, whether or not the allegations are valid or we are liable. Additionally, defending against such claims or litigation could be costly and the results uncertain.
If we are not successful in our initiatives related to delivering food customers can trust, our financial results could be negatively impacted.
Our commitment to serve food that customers can trust represents an important part of our business. We currently use a significant number of ingredients raised or manufactured with an emphasis on practices we believe to be more responsible than some conventional practices, such as selected proteins raised without antibiotics and with a concern for animal welfare generally. We may encounter supply challenges for such ingredients, particularly proteins. We have also removed all artificial additives on our "No No List" from our food in all of our bakery-cafes in the United States as of the beginning of 2017. This commitment will increase our costs.
If, as a result of any of these factors, we are unable to obtain a sufficient and consistent supply of such ingredients on a cost-effective basis, our food costs could increase, which could adversely affect our operating margins. We may also face adverse publicity or liability for false advertising claims if there is not adherence to all of the elements of our food policy and related initiatives, such as responsible animal welfare policies and similar criteria on which we base our purchasing decisions. A few of our markets temporarily served conventionally raised turkey for a brief period during fiscal 2014 due to supply shortages. These factors could also make it difficult to align our food policy initiatives, which could make us less popular among our customers and cause sales to decline. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted.
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
We expect our advertising expenses to continue to increase and we intend to continue to dedicate resources to national advertising and marketing in the future. If new advertising and other marketing programs, including our digital advertising or national television advertising, do not result in increased net bakery-cafe sales or if the costs of advertising, media, or marketing increase greater than expected, our profitability could be materially adversely affected.
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
Our bakery-cafe growth strategy primarily consists of new market development and further penetration of existing markets, both by us and our franchisees, including the selection of sites which will achieve targeted returns on invested capital. The success of this strategy depends on numerous factors that are not completely controlled by us or involve risks that may impact the development, or timing of development, of our bakery-cafes. Our ability to grow the number of bakery-cafes successfully will depend on a number of factors, including:

•	obstacles to hiring and training qualified operating personnel in the local market;

•	identification and availability of suitable locations for new bakery-cafes on acceptable terms, including costs and appropriate delivery distances from our fresh dough facilities;

•	increased competition for restaurant sites from newer and increasing number of concepts in the fast casual segment;

•	variations in the number and timing of bakery-cafe openings as compared to our construction schedule;

•	management of the costs of construction of bakery-cafes, particularly due to factors outside our control, such as the timing of delivery of a leased location by the landlord;

•	our ability to negotiate favorable economic and business terms;

•	our ability to secure required governmental approvals and permits and comply with applicable zoning, land use, and environmental regulations; and

•	shortages of construction materials and labor.
Our bakery-cafe growth strategy also includes continued development of bakery-cafes through franchising. As of December 27, 2016, approximately 56 percent of our bakery-cafes were operated by franchisees (1,134 franchise-operated bakery-cafes out of a total of 2,036 bakery-cafes system-wide). The opening and successful operation of bakery-cafes by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment.
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
Although we believe that compliance with these laws has not had a material adverse effect on our operations to date, we may experience material difficulties or failures with respect to compliance with such laws in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments, or other sanctions, including the temporary suspension of bakery-cafe or fresh dough facility operations or a delay in construction or opening of a bakery-cafe, any of which could adversely affect our business and our reputation.
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
There continues to be increased consumer emphasis on, and regulatory scrutiny of, restaurants operating in the quick-service and fast-casual segments with respect to nutrition and advertising practices. While we have responded to these developments by updating our menu boards and printed menus in all of our Company-owned bakery-cafes to include caloric information, we may become subject to other regulations in the area of nutrition disclosure or advertising which would require us to make certain additional nutritional information available to our customers or restrict the sales of certain types of ingredients. We may experience higher costs associated with the implementation and oversight of such changes that could have an adverse impact on our business.
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
In the ordinary course of our business, we have been, and we expect that in the future we will be, subject to complaints and litigation alleging that we are responsible for customer illness or injury suffered during or after a visit to one of our Company-owned bakery-cafes or franchise-operated bakery-cafes, including allegations of poor food quality, food-borne illness, adverse health effects, nutritional content or allergens, advertising claims or personal injury claims. Additionally, our expansion into the food delivery business could increase our exposure to claims related to injuries relating to accidents involving our delivery drivers. In addition, from time to time, we are subject to litigation by employees, investors, franchisees, and others through private actions, class actions or other forums, including those alleging violations of various federal and state wage and hour laws regarding, among other things, overtime eligibility and failure to pay for all hours worked. The outcome of litigation, particularly class actions and regulatory actions, is inherently difficult to assess or quantify, and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability and diverting financial and management resources, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are liable. Moreover, we are subject to the same risks of adverse publicity resulting from allegations even if the claim involves one of our franchisees. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations.
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
Our operating results may fluctuate significantly from our forecasts, targets, or projections because of a number of factors, including the following:

•	changes in average weekly net sales and comparable net bakery-cafe sales due to:

•	lower customer traffic or average check per transaction, including as a result of the introduction or removal of new menu items;

•	changes in demographics, consumer preferences, and discretionary spending;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our bakery-cafes; and

•	seasonality, including as a result of inclement weather.

•	cost increases due to:

•	changes in our operating costs;

•	fluctuations in supply costs, shortages or interruptions;

•	labor availability and increased labor costs, including wages and other compensation of management and associates, insurance, and health care; and

•	changes in business strategy including concept evolution and new designs.

•	profitability of new bakery-cafes, especially in new markets; and

•	delays in new bakery-cafe openings.
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
Changes in accounting standards or the recognition of impairment or other charges may adversely affect our future operations and results.

New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.
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
Major developments on trade relations resulting from the recent elections could have a material adverse effect on our business.

The 2016 United States presidential and congressional elections have introduced uncertainty with respect to trade policies, tariffs and government regulations impacting trade between the United States and other countries.  We source several of our ingredients, paper products and other materials used within our business from suppliers outside of the United States, including Asia and Central America.  Significant developments in trade relations, such as the imposition of tariffs on items imported by us, could increase our costs and materially and adversely affect our consolidated financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease nearly all of our bakery-cafe locations, fresh dough facilities, and support centers.
The square footage of our Company-owned leased fresh dough facilities as of December 27, 2016 is set forth below:

Square
Facility	Footage
Albuquerque, NM	1,800
Atlanta, GA	26,000
Beltsville, MD	35,700
Chandler, AZ	18,000
Chicago, IL	52,000
Cincinnati, OH	32,000
Denver, CO	19,600
Detroit, MI	19,600
Fairfield, NJ	39,900
Franklin, MA (1)	50,300
Greensboro, NC	19,200
Houston, TX	20,700
Kansas City, KS	17,500
Minneapolis, MN	10,300
Miramar, FL	15,100
Ontario, CA	27,800
Orlando, FL	27,000
Seattle, WA	16,600
St. Louis, MO	30,000
Stockton, CA	15,800
Warren, OH	23,800
Ontario, Canada	16,000

(1)	Total square footage includes approximately 20,000 square feet utilized for tuna and cream cheese production.

The average size of our Company-owned bakery-cafes as of December 27, 2016 was approximately 4,500 square feet. As of December 27, 2016, 2,036 bakery-cafes operated in the following locations:

Location	Company-Owned Bakery-Cafes	Franchise-Operated Bakery-Cafes	Total Bakery-Cafes
Alabama	22	3	25
Arizona	33	8	41
Arkansas	—	9	9
California	68	117	185
Colorado	—	39	39
Connecticut	16	17	33
Delaware	—	6	6
Florida	71	111	182
Georgia	24	30	54
Idaho	6	—	6
Illinois	72	39	111
Indiana	35	1	36
Iowa	2	19	21
Kansas	—	21	21
Kentucky	27	4	31
Louisiana	—	12	12
Maine	—	6	6
Maryland	—	55	55
Massachusetts	2	67	69
Michigan	55	23	78
Minnesota	25	3	28
Mississippi	—	5	5
Missouri	44	24	68
Nebraska	13	2	15
Nevada	—	7	7
New Hampshire	—	12	12
New Jersey	55	14	69
New Mexico	6	—	6
New York	55	58	113
North Carolina	46	16	62
North Dakota	4	—	4
Ohio	8	130	138
Oklahoma	—	17	17
Oregon	—	13	13
Pennsylvania	33	66	99
Rhode Island	—	8	8
South Carolina	10	16	26
South Dakota	3	—	3
Tennessee	18	20	38
Texas	33	58	91
Utah	—	5	5
Vermont	5	—	5
Virginia	70	13	83
Washington	2	28	30
West Virginia	—	11	11
Wisconsin	30	3	33
District of Columbia	8	—	8
Ontario, Canada	1	18	19
	902	1,134	2,036
Included in the number of Company-owned bakery-cafes are 13 takeout and delivery concept units. Excluded from the number of total bakery-cafes are 28 catering-only units (27 Company-owned and one franchise-operated), referred to as delivery hubs, and six Company-owned Tatte units.

ITEM 3. LEGAL PROCEEDINGS

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, we agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the parties’ settlement agreement have received preliminary approval from California Superior Courts. We maintained an appropriate accrual in accrued expenses for this settlement in our Consolidated Balance Sheets as of December 27, 2016.

On June 26, 2016, a purported class action lawsuit was filed against the Company by Jacqueline Friscia, an employee of one of the Company’s subsidiaries.  The lawsuit was filed in the United States District Court for the District of New Jersey.  The complaint alleges, among other things, violations of the Fair Labor Standards Act and the New Jersey Wage and Hour Law on behalf of the plaintiff and all similarly situated non-exempt assistant managers.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  We have retained counsel to represent us in this matter and believe that we have meritorious defenses to the allegations asserted in the case.

In addition to the legal matters described above, we are subject to other routine legal proceedings, claims and litigation in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We believe accruals for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolution of these actions will have a material adverse effect on our consolidated financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

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

	For the fiscal year ended
	December 27, 2016		December 29, 2015
	High	Low	High	Low
First Quarter	$215.32	$179.07	$176.62	$153.68
Second Quarter	$221.25	$204.83	$186.80	$162.52
Third Quarter	$221.70	$193.51	$204.48	$174.51
Fourth Quarter	$217.90	$186.74	$197.68	$166.26

On February 21, 2017, the last sale price for our Class A common stock, as reported on the Nasdaq Global Select Market, was $232.10. As of February 21, 2017, we had 927 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
We periodically evaluate various options for the use of our capital, including the potential issuance of dividends. We have never paid cash dividends on our capital stock and we do not have current plans to do so.
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2016 - October 25, 2016	174,330	$192.86	174,330	$447,413,164
October 26, 2016 - November 29, 2016	179,495	$200.74	178,200	$411,631,285
November 30, 2016 - December 27, 2016	65,162	$213.34	65,162	$397,729,625
Total	418,987	$199.42	417,692

(1)
Includes 1,295 shares of Class A common stock surrendered by participants under the Panera Bread Company 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of such plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

	For the fiscal year ended (1)
	(in thousands, except per share and percentage information)
	December 27, 2016	December 29, 2015	December 30, 2014	December 31, 2013	December 25, 2012
Revenues:
Bakery-cafe sales, net	$2,433,945	$2,358,794	$2,230,370	$2,108,908	$1,879,280
Franchise royalties and fees	155,271	138,563	123,686	112,641	102,076
Fresh dough and other product sales to franchisees	206,149	184,223	175,139	163,453	148,701
Total revenues	$2,795,365	$2,681,580	$2,529,195	$2,385,002	$2,130,057
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$709,251	$715,502	$669,860	$625,622	$552,580
Labor	790,238	754,646	685,576	625,457	559,446
Occupancy	167,717	169,998	159,794	148,816	130,793
Other operating expenses	359,609	334,635	314,879	295,539	256,029
Total bakery-cafe expenses	2,026,815	1,974,781	1,830,109	1,695,434	1,498,848
Fresh dough and other product cost of sales to franchisees	178,585	160,706	152,267	142,160	131,006
Depreciation and amortization	154,355	135,398	124,109	106,523	90,939
General and administrative expenses	179,876	142,904	138,060	123,335	117,932
Pre-opening expenses	6,899	9,089	8,707	7,794	8,462
Refranchising loss	9,072	17,108	—	—	—
Total costs and expenses	2,555,602	2,439,986	2,253,252	2,075,246	1,847,187
Operating profit	239,763	241,594	275,943	309,756	282,870
Interest expense	8,884	3,830	1,824	1,053	1,082
Other (income) expense, net	1,380	1,192	(3,175)	(4,017)	(1,208)
Income before income taxes	229,499	236,572	277,294	312,720	282,996
Income taxes	84,258	87,247	98,001	116,551	109,548
Net income	$145,241	$149,325	$179,293	$196,169	$173,448
Less: Net income (loss) attributable to noncontrolling interest	(333)	(17)	—	—	—
Net income attributable to Panera Bread Company	$145,574	$149,342	$179,293	$196,169	$173,448
Earnings per common share attributable to Panera Bread Company:
Basic	$6.21	$5.81	$6.67	$6.85	$5.94
Diluted	$6.18	$5.79	$6.64	$6.81	$5.89
Weighted average shares of common and common equivalent shares outstanding:
Basic	23,444	25,685	26,881	28,629	29,217
Diluted	23,565	25,788	26,999	28,794	29,455
Consolidated balance sheet data (2):
Cash and cash equivalents	$105,529	$241,886	$196,493	$125,245	$297,141
Trade and other accounts receivable, net	112,923	115,786	106,653	84,602	86,262
Property and equipment, net	802,759	776,248	787,294	669,409	571,754
Total assets	1,301,611	1,440,839	1,362,065	1,152,973	1,234,661
Current liabilities	448,321	399,443	352,712	303,325	277,540
Long-term debt	410,594	388,971	99,784	—	—
Other long-term liabilities	150,306	151,144	173,385	149,756	135,202
Redeemable noncontrolling interest	3,603	3,981	—	—	—
Stockholders’ equity	288,787	497,300	736,184	699,892	821,919
Franchisee revenues (3)	$2,743,794	$2,477,963	$2,281,755	$2,175,155	$1,981,674
Comparable net bakery-cafe sales percentage for (3)(4):
Company-owned bakery-cafes	4.2%	3.0%	1.4%	2.6%	6.5%
Franchise-operated bakery-cafes	0.7%	1.0%	0.9%	2.0%	5.0%
Bakery-cafe data:
Company-owned bakery-cafes open	902	901	925	867	809
Franchise-operated bakery-cafes open	1,134	1,071	955	910	843
Total bakery-cafes open	2,036	1,972	1,880	1,777	1,652

(1)	The fiscal year ended December 31, 2013, or fiscal 2013, was a 53 week year consisting of 371 days. All other fiscal years presented contained 52 weeks consisting of 364 days.

(2)
Balance sheet data for fiscal 2012 through fiscal 2015 has been adjusted for the adoption of accounting guidance related to the classification of deferred income taxes as discussed in Note 2, Summary of Significant Accounting Policies.

(3)
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

(4)
Comparable net bakery-cafe sales information above for fiscal 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks. Comparable net bakery-cafe sales information above for fiscal 2013 reflects a comparative 53 week period in fiscal 2012 (52 weeks in fiscal 2012 plus week one of fiscal 2013).

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
Our fiscal year ends on the last Tuesday in December. Each of our fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 had 52 weeks.
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
Executive Summary of Results
Overview

•	Total revenues increased 4.2 percent to $2,795 million in fiscal 2016 compared to $2,682 million in fiscal 2015.

•	Fiscal 2016 Company-owned comparable net bakery-cafe growth of 4.2 percent comprised of year-over-year average check growth of 4.1 percent and transaction growth of 0.1 percent.

•
Earnings per diluted share for fiscal 2016 was $6.18 compared to earnings per diluted share of $5.79 in fiscal 2015. Included in earnings per diluted share for fiscal 2016 were charges related to our refranchising initiative of $0.35 per diluted share and amounts reserved for legal matters of $0.21 per diluted share. Included in earnings per diluted share for fiscal 2015 were charges related to our refranchising initiative of $0.42 per diluted share.

•	We returned $371 million to our stockholders in fiscal 2016 through share repurchases.

Consolidated Statements of Income Margin Analysis
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Revenues:
Bakery-cafe sales, net	87.1%	88.0%	88.2%
Franchise royalties and fees	5.6	5.2	4.9
Fresh dough and other product sales to franchisees	7.4	6.9	6.9
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	29.1%	30.3%	30.0%
Labor	32.5	32.0	30.7
Occupancy	6.9	7.2	7.2
Other operating expenses	14.8	14.2	14.1
Total bakery-cafe expenses	83.3	83.7	82.1
Fresh dough and other product cost of sales to franchisees (2)	86.6	87.2	86.9
Depreciation and amortization	5.5	5.0	4.9
General and administrative expenses	6.4	5.3	5.5
Pre-opening expenses	0.2	0.3	0.3
Refranchising loss	0.3	0.6	—
Total costs and expenses	91.4	91.0	89.1
Operating profit	8.6	9.0	10.9
Interest expense	0.3	0.1	0.1
Other (income) expense, net	—	—	(0.1)
Income before income taxes	8.2	8.8	11.0
Income taxes	3.0	3.3	3.9
Net income	5.2	5.6	7.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	—
Net income attributable to Panera Bread Company	5.2%	5.6%	7.1%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition
The following table sets forth certain bakery-cafe data relating to Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Number of bakery-cafes:
Company-owned:
Beginning of period	901	925	867
Bakery-cafes opened	48	57	65
Bakery-cafes closed	(20)	(6)	(7)
Bakery-cafes refranchised (1)	(27)	(75)	—
End of period (2)	902	901	925
Franchise-operated:
Beginning of period	1,071	955	910
Bakery-cafes opened	45	55	49
Bakery-cafes closed	(9)	(14)	(4)
Bakery-cafes refranchised (1)	27	75	—
End of period	1,134	1,071	955
System-wide:
Beginning of period	1,972	1,880	1,777
Bakery-cafes opened	93	112	114
Bakery-cafes closed	(29)	(20)	(11)
End of period (3)	2,036	1,972	1,880

(1)
In March 2015, we refranchised one bakery-cafe to an existing franchisee. In July 2015, we refranchised 29 bakery-cafes to an existing franchisee. In October 2015, we refranchised 45 bakery-cafes to a new franchisee. In May 2016, we refranchised 15 bakery-cafes to an existing franchisee. In September 2016, we refranchised 12 bakery-cafes to a new franchisee.

(2)	Excluded from the number of Company-owned bakery-cafes were six Tatte units as of the fiscal year ended December 27, 2016 and five Tatte units as of the fiscal year ended December 29, 2015.

(3)
Excluded from the number of total bakery-cafes were 28 catering-only units, referred to as delivery hubs, for each of the fiscal years ended December 27, 2016 and December 29, 2015, and 22 delivery hubs as of the fiscal year ended December 30, 2014.

Comparable Net Bakery-cafe Sales
Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014 (1)
Company-owned	4.2%	3.0%	1.4%
Franchise-operated	0.7%	1.0%	0.9%
System-wide	2.4%	1.9%	1.1%

(1) Comparable net bakery-cafe sales for fiscal 2014 reflects a calendar basis comparison. We believe that calendar basis comparable net bakery-cafe sales percentages better reflects the performance of the business as it eliminates the impact of the extra week in fiscal 2013 and compares consistent calendar weeks.

Historically, we have disaggregated comparable net bakery-cafe sales growth into change in transactions and change in average check, with change in average check further disaggregated into change in price and change in mix. We refer to this disaggregation method as the “Historical View.” However, the Company does not believe that this view serves investors well as its business is undergoing structural change in channel mix. Digitally enabled, larger-party sized channels, such as delivery, catering, and Rapid Pick-Up have larger checks and more entrées per transaction and are growing disproportionately quicker.

To ease the confusion, and to reflect the growth of digitally-enabled, larger party-size channels, we have, in this report, also disaggregated comparable net bakery-cafe sales growth into change in price, change in entrées sold (a measure of customers served), and change in mix, and will continue to do so in the future. We refer to this disaggregation method as the “Omni-Channel View” and believe it is currently the best representation of comparable net bakery-cafe sales.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Historical View:

	Historical composition for the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Price	2.3%	1.9%	1.0%
Mix	1.8%	0.3%	0.3%
Average check	4.1%	2.2%	1.3%

Transactions	0.1%	0.8%	0.1%
Company-owned comparable net bakery-cafe sales growth	4.2%	3.0%	1.4%
Transactions increased slightly in fiscal 2016 as momentum from our strategic initiatives was largely offset by a continued challenging consumer environment. Price growth in fiscal 2016 was 2.3 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during fiscal 2016 was primarily due to more entrées per transaction as a result of strategic initiatives.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Omni-Channel View:

	Omni-channel composition for the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Entrée Growth	2.0%	1.3%	1.7%
Price	2.3%	1.9%	1.0%
Mix	(0.1)%	(0.2)%	(1.3)%
Company-owned comparable net bakery-cafe sales growth	4.2%	3.0%	1.4%

Entrée growth during the fiscal year ended December 27, 2016 reflects the sale of more entrées per transaction through digitally-enabled, larger party-size channels, such as delivery, catering, and Rapid Pick-Up. Price growth in fiscal 2016 was 2.3 percent, as retail prices were adjusted in anticipation of labor and food cost inflation.

Fiscal 2017 Outlook

We are targeting non-GAAP diluted earnings per share growth of 11 percent to 14 percent for the fiscal year ended December 26, 2017, or fiscal 2017. The non-GAAP diluted earnings per share growth target range is based on anticipated Company-owned comparable net bakery-cafe sales growth for fiscal 2017 of 3.5 percent to 4.5 percent. For fiscal 2017, we expect non-GAAP operating margin will be flat to up 50 basis points when compared to fiscal 2016. We also anticipate opening 70 to 80 bakery-cafes system-wide and expect average weekly net sales for new Company-owned bakery-cafes of $47,000 to $49,000.

The non-GAAP diluted earnings per share growth target range and non-GAAP operating margin growth target range for fiscal 2017 are financial measures not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP. We exclude certain items from the non-GAAP diluted earnings per share growth target range and non-GAAP operating margin growth target range, such as our refranchising charges, to provide additional information, facilitate the comparison of past and present operations, and analyze future periods. A reconciliation of non-GAAP diluted earnings per share and non-GAAP operating margin to the most comparable GAAP financial measures on a forward-looking basis is not available without unreasonable effort due to the uncertainty and variability of the nature and amount of these future charges and costs.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Bakery-cafe sales, net	$2,433,945	$2,358,794	$2,230,370	3.2%	5.8%
Franchise royalties and fees	155,271	138,563	123,686	12.1%	12.0%
Fresh dough and other product sales to franchisees	206,149	184,223	175,139	11.9%	5.2%
Total revenue	$2,795,365	$2,681,580	$2,529,195	4.2%	6.0%

System-wide average weekly net sales	$49,508	$48,357	$47,655	2.4%	1.5%
The growth in total revenues in fiscal 2016 compared to the prior fiscal year was primarily due to the opening of 93 new bakery-cafes system-wide and the 2.4 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2016, partially offset by the closure of 29 bakery-cafes system-wide and the refranchising of 27 bakery-cafes in fiscal 2016.
The growth in total revenues in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 112 new bakery-cafes system-wide and the 1.9 percent increase in system-wide comparable net bakery-cafe sales in fiscal 2015, partially offset by the refranchising of 75 bakery-cafes and the closure of 20 bakery-cafes system-wide in fiscal 2015.
Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Bakery-cafe sales, net	$2,433,945	$2,358,794	$2,230,370	3.2%	5.8%
As a percentage of total revenue	87.1%	88.0%	88.2%

Company-owned average weekly net sales	$51,416	$49,090	$48,114	4.7%	2.0%
Company-owned number of operating weeks	47,127	48,041	46,356	(1.9)%	3.6%

The increase in net bakery-cafe sales in fiscal 2016 compared to the prior fiscal year was primarily due to the opening of 48 new Company-owned bakery-cafes and the 4.2 percent increase in Company-owned comparable net bakery-cafe sales in fiscal 2016, partially offset by the refranchising of 27 bakery-cafes and the closure of 20 Company-owned bakery-cafes in fiscal 2016.

The increase in net bakery-cafe sales in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 57 new Company-owned bakery-cafes and the 3.0 percent increase in Company-owned comparable net bakery-cafe sales in fiscal 2015, partially offset by the refranchising of 75 bakery-cafes and the closure of six Company-owned bakery-cafes in fiscal 2015.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2016 compared to the prior fiscal year was primarily due to the impact of new marketing initiatives and price increases in fiscal 2016.

The increase in average weekly net sales for Company-owned bakery-cafes in fiscal 2015 compared to the prior fiscal year was primarily due to the impact of new marketing initiatives and price increases in fiscal 2015, partially offset by modestly lower average weekly sales in fiscal 2015 for bakery-cafes opened in fiscal 2014.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Franchise royalties	$153,102	$134,576	$120,125	13.8%	12.0%
Franchise fees	2,169	3,987	3,561	(45.6)%	12.0%
Total	$155,271	$138,563	$123,686	12.1%	12.0%

Franchise-operated average weekly net sales	$47,938	$47,680	$47,215	0.5%	1.0%
Franchise-operated number of operating weeks	57,237	51,970	48,327	10.1%	7.5%

The increase in franchise royalty and fee revenues in fiscal 2016 compared to the prior fiscal year was primarily due to the opening of 45 franchise-operated bakery-cafes, the refranchising of 27 bakery-cafes, increased information technology service revenues, and the 0.7 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2016, partially offset by the closure of nine franchise-operated bakery-cafes in fiscal 2016.

The increase in franchise royalty and fee revenues in fiscal 2015 compared to the prior fiscal year was primarily due to the opening of 55 franchise-operated bakery-cafes, the refranchising of 75 bakery-cafes, increased information technology service revenues, and the 1.0 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2015, partially offset by the closure of 14 franchise-operated bakery-cafes in fiscal 2015.

As of December 27, 2016, there were 1,134 franchise-operated bakery-cafes open and we have received commitments to open 153 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in their respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of these bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned locations or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements under its ADAs and franchise agreements if we determine that such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Fresh dough and other product sales to franchisees	$206,149	$184,223	$175,139	11.9%	5.2%
The increase in fresh dough and other product sales to franchisees in fiscal 2016 compared to the prior fiscal year was primarily due to the opening of 45 franchise-operated bakery-cafes, the refranchising of 27 bakery-cafes, and the 0.7 percent increase in franchise-operated comparable net bakery-cafe sales in fiscal 2016, partially offset by the closure of nine franchise-operated bakery-cafes in fiscal 2016.
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

Cost of food and paper products

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Cost of food and paper products	$709,251	$715,502	$669,860	(0.9)%	6.8%
As a percentage of bakery-cafe sales, net	29.1%	30.3%	30.0%
The decrease in the cost of food and paper products in fiscal 2016 as a percentage of net bakery-cafe sales was primarily due to improved leverage from higher comparable net bakery-cafe sales, benign food cost inflation, and margin improvement efforts.
The increase in the cost of food and paper products in fiscal 2015 as a percentage of net bakery-cafe sales was primarily due to food cost inflation and a shift in product mix towards higher ingredient cost products, partially offset by improved leverage of our fresh dough manufacturing costs due to an increase in bakery-cafes per fresh dough facility.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Labor expense	$790,238	$754,646	$685,576	4.7%	10.1%
As a percentage of bakery-cafe sales, net	32.5%	32.0%	30.7%
The increase in labor expense in fiscal 2016 as a percentage of net bakery-cafe sales was primarily a result of structural wage increases and increased labor supporting ongoing operational initiatives, partially offset by improved leverage from higher comparable net bakery-cafe sales.
The increase in labor expense in fiscal 2015 as a percentage of net bakery-cafe sales was primarily a result of increased labor supporting ongoing operational initiatives and wage inflation.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Occupancy	$167,717	$169,998	$159,794	(1.3)%	6.4%
As a percentage of bakery-cafe sales, net	6.9%	7.2%	7.2%
The decrease in occupancy costs in fiscal 2016 as a percentage of net bakery-cafe sales was primarily the result of improved leverage from higher comparable net bakery-cafe sales.
Occupancy costs in fiscal 2015 as a percentage of net bakery-cafe sales remained consistent compared to fiscal 2014 as modestly higher common area maintenance costs were offset by improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses

The following table summarizes other operating expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Other operating expenses	$359,609	$334,635	$314,879	7.5%	6.3%
As a percentage of bakery-cafe sales, net	14.8%	14.2%	14.1%

The increase in other operating expenses in fiscal 2016 as a percentage of net bakery-cafe sales was primarily the result of losses from asset disposals and impairments recorded during fiscal 2016 and increased other controllable expenses, partially offset by lower utility costs.
The increase in other operating expenses in fiscal 2015 as a percentage of net bakery-cafe sales was primarily the result of increased credit card processing expenses, partially offset by a recovery received from a vendor.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Fresh dough and other product cost of sales to franchisees	$178,585	$160,706	$152,267	11.1%	5.5%
As a percentage of fresh dough and other product sales to franchisees	86.6%	87.2%	86.9%
The decrease in fresh dough and other product cost of sales to franchisees in fiscal 2016 as a percentage of fresh dough and other product sales to franchisees was primarily the result of lower wheat and fuel costs.
The increase in fresh dough and other product cost of sales to franchisees in fiscal 2015 as a percentage of fresh dough and other product sales to franchisees was primarily the result of higher year-over-year sales of zero margin fresh produce to franchisees, partially offset by modestly lower wheat and fuel costs.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Depreciation and amortization	$154,355	$135,398	$124,109	14.0%	9.1%
As a percentage of total revenues	5.5%	5.0%	4.9%
The increase in depreciation and amortization in fiscal 2016 as a percentage of total revenues was primarily the result of increased depreciation on investments in bakery-cafes and support centers, inclusive of technology, to support ongoing operational initiatives.
The increase in depreciation and amortization as a percentage of total revenues in fiscal 2015 was primarily the result of increased depreciation on investments in bakery-cafes and support centers, inclusive of technology, to support ongoing operational initiatives, partially offset by the cessation of depreciation on assets classified as held for sale.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
General and administrative expenses	$179,876	$142,904	$138,060	25.9%	3.5%
As a percentage of total revenues	6.4%	5.3%	5.5%
The increase in general and administrative expenses in fiscal 2016 as a percentage of total revenues was primarily a result of higher incentive compensation expense, amounts reserved for legal matters, and increased costs to support ongoing strategic initiatives.
The decrease in general and administrative expenses in fiscal 2015 as a percentage of total revenues was primarily a result of lower corporate overhead expenses reflecting our previously announced initiative to reduce core general and administrative expenses in fiscal 2015.

Refranchising loss

In February 2015, we announced a plan to refranchise approximately 50 to 150 bakery-cafes. As of December 27, 2016, we had completed the refranchising of 102 Company-owned bakery-cafes.

The following table summarizes activity for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015
Loss on assets held for sale	$6,112	$10,999
Lease termination costs and impairment of long-lived assets	2,858	5,461
Professional fees, severance, and other	795	1,088
Loss (gain) on sale of bakery-cafes	(693)	(440)
Refranchising loss	$9,072	$17,108

During fiscal 2016, we recognized lease termination costs totaling $1.8 million and impairment losses of $1.1 million. On May 3, 2016, we sold substantially all of the assets of 15 bakery-cafes for a purchase price of approximately $15.2 million, which resulted in a gain on sale of approximately $0.5 million. On September 13, 2016, Panera International Holdings, Inc., a subsidiary of Panera Bread Company, sold all of its shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary, to a new franchisee for a purchase price of approximately $5.0 million, which resulted in a gain on sale of approximately $0.2 million. Prior to the sale of the shares of stock of Panera Bread Ltd., we recognized a $6.1 million loss on assets held for sale related to the 12 bakery-cafes in Ontario, Canada whose ownership transferred in the sale.

During fiscal 2015, we recorded losses on assets held for sale of $11.0 million. We also recognized impairment losses and lease termination costs totaling $5.5 million during fiscal 2015 related to certain under-performing bakery-cafes. On March 3, 2015, we sold substantially all of the assets of one bakery-cafe to an existing franchisee for a purchase price of approximately $3.2 million, which resulted in a gain on sale of approximately $2.6 million. On July 14, 2015, we sold substantially all of the assets of 29 bakery-cafes in the Boston market to an existing franchisee for a purchase price of approximately $19.6 million, including $0.5 million for inventory on hand, with $2.0 million held in escrow for certain holdbacks, and recognized a loss on sale of approximately $0.6 million. On October 7, 2015, we sold substantially all of the assets of 45 bakery-cafes in the Seattle and Northern California markets to a new franchisee for a purchase price of approximately $26.8 million, including $0.9 million for inventory on hand, and recognized a loss on sale of $1.6 million.
Other (income) expense, net

Other (income) expense, net was $1.4 million of expense in fiscal 2016 compared to $1.2 million of expense in fiscal 2015. Other (income) expense, net for both fiscal 2016 and fiscal 2015 was primarily comprised of immaterial items.

Other (income) expense, net was $1.2 million of expense in fiscal 2015 compared to $3.2 million of income in fiscal 2014. Other (income) expense, net for fiscal 2015 was primarily comprised of immaterial items. Other (income) expense, net for fiscal 2014 was primarily comprised of a $3.2 million benefit from a favorable resolution of an insurance coverage matter and other immaterial items, partially offset by a goodwill impairment charge of $2.1 million.
Income taxes

The following table summarizes income taxes for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Income taxes	$84,258	$87,247	$98,001	(3.4)%	(11.0)%
Effective tax rate	36.7%	36.9%	35.3%
The decrease in the effective tax rate from fiscal 2015 to fiscal 2016 was primarily a result of an increased charitable deduction as a result of the Tax Relief Extension Act of 2015, partially offset by the recognition of $7.0 million of refranchising charges for which we cannot currently realize the associated tax benefit.
The increase in the effective tax rate from fiscal 2014 to fiscal 2015 was primarily driven by certain discrete income tax benefits reported during fiscal 2014 related to additional federal and state tax credits and an increased deduction for domestic production activities.

Liquidity and Capital Resources
Cash and cash equivalents were $105.5 million at December 27, 2016 compared to $241.9 million at December 29, 2015. This $136.4 million decrease was primarily a result of the use of $377.2 million to repurchase shares of our Class A common stock and capital expenditures of $200.1 million, partially offset by cash generated from operations of $387.5 million, proceeds from borrowings under our revolving credit facility of $40 million, and proceeds from refranchising, sale-leaseback transactions, and the sale of property and equipment totaling $25.3 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to borrow up to $250 million under a revolving credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining, or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.
We had negative working capital of $136.9 million as of December 27, 2016 compared to positive working capital of $43.1 million as of December 29, 2015, excluding assets held for sale and liabilities associated with assets held for sale as of December 29, 2015. The decrease in working capital resulted primarily from the previously described decrease in cash and cash equivalents of $136.4 million, an increase in accrued expenses of $49.2 million, partially offset by an increase in prepaid expenses and other of $9.7 million. We believe that cash provided by our operations, term loan borrowings, and available borrowings under our existing revolving credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.
A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the fiscal year ended
Cash provided by (used in):	December 27, 2016	December 29, 2015	December 30, 2014
Operating activities	$387,541	$318,045	$335,079
Investing activities	(174,516)	(165,415)	(211,317)
Financing activities	(349,382)	(107,237)	(52,514)
Net (decrease) increase in cash and cash equivalents	$(136,357)	$45,393	$71,248

Operating Activities
Cash provided by operating activities was $387.5 million, $318.0 million, and $335.1 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Cash provided by operating activities in fiscal 2016 consisted primarily of net income adjusted for non-cash expenses, including charges related to our refranchising initiative, and an increase in accrued expenses, partially offset by an increase in prepaid expenses and other. The increase in accrued expenses was primarily due to an increase in accrued compensation and related employment taxes, an increase in the balance of outstanding gift cards, and an increase in accrued advertising. The increase in prepaid expenses was primarily due to an increase in prepaid insurance amounts.
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
Investing Activities
Cash used in investing activities was $174.5 million, $165.4 million, and $211.3 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Investing activities consists primarily of capital expenditures, proceeds from the refranchising of Company-owned bakery-cafes, the sale and leaseback of bakery-cafes, and the sale of property and equipment.
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

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
New bakery-cafes	$84,001	$115,552	$109,941
Existing bakery-cafes	63,190	59,081	57,915
Fresh dough facilities	13,793	12,175	12,178
Support centers and IT infrastructure	39,079	37,124	44,183
Total	$200,063	$223,932	$224,217

Our capital requirements have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the extent of operational initiatives. We believe that cash provided by our operations, our term loan borrowings, and available borrowings under our credit facility will be sufficient to fund our capital requirements in both our short-term and long-term future. We currently anticipate capital expenditures of $200 million to $225 million in fiscal 2017.

Sale-Leaseback Transactions
During fiscal 2016, fiscal 2015, and fiscal 2014, we completed sale-leaseback transactions for three, four, and six Company-owned bakery-cafes, respectively, resulting in cash proceeds of $8.9 million, $10.1 million, and $12.9 million, respectively.
Financing Activities
Cash used in financing activities was $349.4 million, $107.2 million, and $52.5 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Financing activities in fiscal 2016 consisted primarily of $377.2 million used to repurchase shares of our Class A common stock, partially offset by $40.0 million of proceeds from borrowings under our revolving credit facility. Financing activities in fiscal 2015 consisted primarily of $405.5 million used to repurchase shares of our Class A common stock, partially offset by $299.1 million of proceeds from term loan borrowings. Financing activities in fiscal 2014 consisted primarily of $159.5 million used to repurchase shares of our Class A common stock, partially offset by $100.0 million of proceeds from term loan borrowings.
Share Repurchases
On August 23, 2012, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2012 repurchase authorization, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. On June 5, 2014, our Board terminated the 2012 repurchase authorization.
On June 5, 2014, our Board of Directors approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2014 repurchase authorization, pursuant to which we repurchased shares on the open market under a Rule 10b5-1 plan. On April 15, 2015, our Board approved an increase of the 2014 repurchase authorization to $750 million. On May 19, 2016, our Board terminated the 2014 repurchase authorization.
On May 19, 2016, our Board of Directors approved a new three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2016 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. There was approximately $397.7 million available under the 2016 repurchase authorization as of December 27, 2016.
The following table summarizes share repurchase activity for fiscal 2016, fiscal 2015, and fiscal 2014:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
2016 Repurchase Authorization
Shares repurchased	975,673
Average price per share	$207.31
Aggregate purchase price (in millions)	$202.3
2014 Repurchase Authorization
Shares repurchased	839,759	2,201,719	427,521
Average price per share	$201.15	$181.65	$155.78
Aggregate purchase price (in millions)	$168.9	$399.9	$66.6
2012 Repurchase Authorization
Shares repurchased			514,357
Average price per share			$170.15
Aggregate purchase price (in millions)			$87.5
Total
Shares repurchased	1,815,432	2,201,719	941,878
Average price per share	$204.46	$181.65	$163.62
Aggregate purchase price (in millions)	$371.2	$399.9	$154.1

In addition to repurchases under the 2016 repurchase authorization, 2014 repurchase authorization, and 2012 repurchase authorization, we have historically repurchased shares of our Class A common stock from participants of the Panera Bread 2006 Stock Incentive Plan, as amended, and the Panera Bread 2015 Stock Incentive Plan, or collectively, the Plans, through a share repurchase authorization approved by our Board. Repurchased shares are netted and surrendered as payment for applicable tax withholding on the vesting of participants’ restricted stock. During fiscal 2016, we repurchased 27,478 shares of Class A common stock surrendered by participants of the Plans at an average price of $216.42 per share for an aggregate purchase price of approximately $5.9 million. During fiscal 2015, we repurchased 28,018 shares of Class A common stock surrendered by participants of the Plans at an average price of $196.78 per share for an aggregate purchase price of approximately $5.5 million. During fiscal 2014, we repurchased 35,461 shares of Class A common stock surrendered by participants of the Plans at an average price of $151.17 per share for an aggregate purchase price of approximately $5.4 million. These share repurchases were made pursuant to the terms of the Plans and the applicable award agreements and were not made pursuant to publicly announced share repurchase authorizations.
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

On February 1, 2017, we entered into a term loan agreement, or the 2017 Term Loan Agreement, with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2017 Term Loan Agreement provides for up to two unsecured drawdowns of a term loan in the aggregate principal amount of up to $200 million, or the 2017 Term Loan. The 2017 Term Loan is scheduled to mature on February 1, 2022, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2017 Term Loan Agreement. On February 1, 2017, we made a $100 million drawdown on the 2017 Term Loan.
Each of the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan bears interest at a rate equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2014 Term Loan Agreement and the 2015 Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries. As of December 27, 2016, there was $100.0 million and $281.3 million outstanding under the 2014 Term Loan Agreement and 2015 Term Loan Agreement, respectively.
The weighted-average interest rate for the 2014 Term Loan, including the amortization of lender fees and issuance costs and the impact of our interest rate swaps, was 2.24 percent, 1.21 percent, and 1.15 percent for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. The weighted-average interest rate for the 2015 Term Loan, including the amortization of lender fees and issuance costs and the impact of our interest rate swaps, was 2.02 percent and 1.33 percent for fiscal 2016 and fiscal 2015, respectively. As of December 27, 2016, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the interest rates approximate current market rates (Level 2 inputs).
On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, we entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. On January 9, 2017, we entered into consecutive forward-starting interest rate swaps agreements with an initial notional value of $200 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments.

Installment Payment Agreement
On September 15, 2015, we entered into a Master Installment Payment Agreement, or the Master IPA, with PNC Equipment Finance, LLC, or PNC, pursuant to which PNC financed our purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million, or the 2015 Note Payable, payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of December 27, 2016, there was $7.6 million outstanding under the Master IPA.
Revolving Credit Agreement

On July 16, 2015, we entered into a credit agreement, or the 2015 Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control, as defined in the 2015 Credit Agreement. We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of December 27, 2016, we had $40.0 million outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement, 2015 Credit Agreement, and 2017 Term Loan Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of December 27, 2016, we were, and expect to remain, in compliance with all covenant requirements.

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
We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. We consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments and estimates about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates that occurred during fiscal 2016.
Revenue Recognition
We recognize revenues from net bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery of the fresh dough and other products to franchisees. Sales of branded products sold outside our bakery-cafes are recognized upon delivery to customers. Royalties are generally paid weekly based on a percentage of net franchisee sales specified in each ADA (generally five percent of net sales). Royalties are recognized as revenue in the period in which the sales are reported to have occurred based on contractual royalty rates applied to the net franchise sales. Franchise fees are generally the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is typically $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of signing of the ADA and is recognized as revenue when it is received as it is non-refundable and we have to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the corresponding bakery-cafe. Franchise fees also include information technology-related fees for access to and the usage of proprietary systems.
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
We sell gift cards which do not expire and from which we do not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce our gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, we recognize revenue and reduce the gift card liability. When we determine the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”), based upon our specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income; however, such gift cards will continue to be honored. We recognized gift card breakage as a reduction of general and administrative expenses of $11.2 million for fiscal 2016, $6.9 million for fiscal 2015, and $4.9 million for fiscal 2014. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a component of other operating expenses in the Consolidated Statements of Income.
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
During the fourth quarter of fiscal 2016, we performed an assessment of qualitative factors to determine if the fair value of our reporting units was more-likely-than-not greater than their carrying amounts, evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the operational stability and the overall financial performance of the reporting units. We concluded it is more-likely-than-not that the fair value of our reporting units was greater than their carrying amounts on a reporting unit basis. Accordingly, we did not recognize any impairment charges during fiscal 2016.
Self-Insurance
We are self-insured for a significant portion of our workers’ compensation, group health, and general, auto, and property liability insurance, with varying levels of deductibles of as much as $0.8 million of individual claims, depending on the type of claim. We also purchase aggregate stop-loss and/or layers of loss insurance in many categories of loss. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of our actual historical data and historical industry data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. These estimated liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 27, 2016, we believe we have provided adequate reserves for our self-insurance exposure. We held self-insurance reserves of $41.7 million as of December 27, 2016 and $37.2 million as of December 29, 2015, which were included in accrued expenses in the Consolidated Balance Sheets.

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
Our provision for income taxes is determined in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. Based on this assessment, we have recorded a valuation allowance of $11.3 million and $5.3 million as of December 27, 2016 and December 29, 2015, respectively, against all Canadian deferred tax assets, including the net operating loss carryforwards of our Canadian operations.
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
We recognized impairment losses of $4.0 million, $3.8 million, and $0.9 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to distinct under-performing Company-owned bakery-cafes. For fiscal 2016, $2.9 million of the impairment losses were recorded in other operating expenses and $1.1 million of the impairment losses were recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2015, the impairment losses were recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2014, the impairment losses were recorded in other operating expenses in the Consolidated Statements of Income.

Contractual Obligations and Other Commitments
In addition to our planned capital expenditure requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations consist of non-cancelable operating leases for our bakery-cafes, fresh dough facilities and trucks, and support centers; principal and interest payments related to term loan borrowings and borrowings under our revolving credit agreement; capital leases; purchase obligations primarily for certain commodities; and uncertain tax positions. Lease terms for our trucks are generally for five to seven years. The reasonably assured lease terms for most bakery-cafe and support center leases is the initial non-cancelable lease term plus one renewal option period, which generally equates to an aggregate of 15 years. The reasonably assured lease term for most fresh dough facilities is the initial non-cancelable lease term plus one to two renewal periods, which generally equates to an aggregate of 20 years. Lease terms generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Certain bakery-cafe leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts, scheduled rent increases during the lease terms, and/or rental payments commencing at a date other than the date of initial occupancy. As of December 27, 2016, we expect cash expenditures under these lease obligations, purchase obligations, term loan borrowings, and uncertain tax positions to be as follows for the periods indicated (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases (1)	$157,659	$296,589	$256,056	$601,572	$1,311,876
Capital lease obligations (1)	358	762	642	1,863	3,625
Purchase obligations (2)	249,947	4,124	31	—	254,102
Long-term debt (3)	17,536	135,072	276,250	—	428,858
Interest payments (4)	7,434	13,191	2,641	—	23,266
Uncertain tax positions (5)	3,450	1,959	1,335	173	6,917
Total	$436,384	$451,697	$536,955	$603,608	$2,028,644

(1)
See Note 13, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our operating and capital leases. Future minimum lease payments exclude contingent payments and have not been reduced by minimum sublease rentals to be received in the future under non-cancelable subleases. In total, sublease rentals are approximately $8.2 million for operating subleases.

(2)	Relates to certain commodity and service agreements pursuant to which we are committed as of December 27, 2016 to purchase a fixed quantity over a contracted time period.

(3)
See Note 10, Debt, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our term loan borrowings and installment payment agreement.

(4)
Represents estimated interest payments on the term loan borrowings. Interest payments are calculated based on Eurodollar plus the applicable margin in effect at December 27, 2016. The actual interest rates on our term loan borrowings could vary from that used to compute the above interest payments. See Note 10, Debt, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our term loan borrowings.

(5)	See Note 14, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our uncertain tax positions.
Off-Balance Sheet Arrangements
As of December 27, 2016, we have guaranteed the operating leases of 98 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $294.8 million as of December 27, 2016. Our obligation from these leases will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary obligation for these operating leases. As of December 27, 2016, future commitments under these leases were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease Guarantees (1)	$15,027	$31,100	$31,705	$216,924	$294,756

(1)
Represents aggregate maximum requirement — see Note 13, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information with respect to our lease guarantees.

Employee Commitments
We have confidential and proprietary information and non-competition agreements, referred to as non-compete agreements, with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by us as specified in the non-compete agreement. We have not recorded a liability for these amounts potentially due to employees. Rather, we will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 27, 2016, the total amount potentially owed employees under these non-compete agreements was $24.2 million.
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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update requires the income tax impact of an intra-entity sale or transfer of an asset other than inventory to be recognized when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the overall impact that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We early adopted ASU 2015-17 during fiscal 2016 on a retrospective basis. As a result of the retrospective adoption, we reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities in the Consolidated Balance Sheets. Adoption of this standard did not impact our results of operations or cash flows in either the current or previous interim and annual reporting periods.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires our management to evaluate whether there is substantial doubt about our ability to continue as a going concern. We adopted ASU 2014-15 during the thirteen weeks ended December 27, 2016. The adoption of ASU 2014-15 did not impact our consolidated financial statements or disclosures.
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

The FASB has also issued several standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
We manage our commodity risk in several ways. We purchase certain commodities, such as flour, coffee, proteins, diesel fuel and other commodities, for use in our operations. These commodities are sometimes purchased under agreements with terms of one month to one year, usually at a fixed price. As a result, we are subject to market risk that current market prices may be above or below our contractual price. These agreements qualify as normal purchases and are not recorded at fair value on our Consolidated Balance Sheets. In fiscal 2016, 2015, and 2014, we did not utilize material derivative instruments in managing commodity risk.
Interest Rate Risk
We are exposed to market risk primarily from fluctuations in interest rates on our term loan borrowings, amounts currently outstanding under our $250 million revolving credit facility, and any additional borrowings we may make under our revolving credit facility. Under the 2015 Credit Agreement, 2014 Term Loan Agreement and 2015 Term Loan Agreement, each as amended to date, we may select interest rates equal to (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the Base Rate (which is defined as the highest of the Bank of America prime rate, the Federal funds rate plus 0.50 percent, or the Eurodollar rate plus 1.00 percent) plus the applicable margin for Base Rate loans (which is an amount ranging from 0.00 percent to 0.50 percent for the term loans and 0.00 percent to 1.00 percent for the credit facility depending on our consolidated leverage ratio). An increase in the present interest rate of 100 basis points on the term loan borrowings, excluding the impact of the Company's interest rate swaps, would increase annual interest expense by approximately $4.1 million.
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
See Note 10, Debt, and Note 11, Derivative Financial Instruments, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of the components of our long-term debt and further discussion on our interest rate swap agreements, respectively, as of December 27, 2016.
Foreign Currency Exchange Risk
As of December 27, 2016, we had one Canadian Company-owned bakery-cafe, one Canadian Company-owned fresh dough facility, and 18 Canadian franchise-operated bakery-cafes. As a result, certain of our operating revenues, expenses, and capital purchasing activities are subject to fluctuations in the exchange rate of the Canadian Dollar. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements are included in response to this item:

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Panera Bread Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and redeemable noncontrolling interest, and of cash flows present fairly, in all material respects, the financial position of Panera Bread Company and its subsidiaries at December 27, 2016 and December 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2017

PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 27, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$105,529	$241,886
Trade accounts receivable, net	53,519	38,211
Other accounts receivable	59,404	77,575
Inventories	23,775	22,482
Prepaid expenses and other	69,194	59,457
Assets held for sale	—	28,699
Total current assets	311,421	468,310
Property and equipment, net	802,759	776,248
Other assets:
Goodwill	122,377	121,791
Other intangible assets, net	54,819	63,877
Deposits and other	10,235	10,613
Total other assets	187,431	196,281
Total assets	$1,301,611	$1,440,839
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$22,455	$19,805
Accrued expenses	408,637	359,464
Current portion of long-term debt	17,229	17,229
Liabilities associated with assets held for sale	—	2,945
Total current liabilities	448,321	399,443
Long-term debt	410,594	388,971
Deferred rent	63,369	62,610
Deferred income taxes	32,301	35,968
Other long-term liabilities	54,636	52,566
Total liabilities	1,009,221	939,558
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	3,603	3,981
Stockholders' equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,910,395 shares issued and 21,577,004 shares outstanding at December 27, 2016 and 30,836,669 shares issued and 23,346,188 shares outstanding at December 29, 2015	3	3
Class B, 10,000,000 shares authorized; 1,381,730 shares issued and outstanding at December 27, 2016 and December 29, 2015, respectively	—	—
Treasury stock, carried at cost; 9,333,391 shares at December 27, 2016 and 7,490,481 shares at December 29, 2015	(1,488,779)	(1,111,586)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at December 27, 2016 and December 29, 2015	—	—
Additional paid-in capital	257,594	235,393
Accumulated other comprehensive income (loss)	(4,124)	(5,029)
Retained earnings	1,524,093	1,378,519
Total stockholders' equity	288,787	497,300
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$1,301,611	$1,440,839

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Revenues:
Bakery-cafe sales, net	$2,433,945	$2,358,794	$2,230,370
Franchise royalties and fees	155,271	138,563	123,686
Fresh dough and other product sales to franchisees	206,149	184,223	175,139
Total revenues	$2,795,365	$2,681,580	$2,529,195
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$709,251	$715,502	$669,860
Labor	790,238	754,646	685,576
Occupancy	167,717	169,998	159,794
Other operating expenses	359,609	334,635	314,879
Total bakery-cafe expenses	2,026,815	1,974,781	1,830,109
Fresh dough and other product cost of sales to franchisees	178,585	160,706	152,267
Depreciation and amortization	154,355	135,398	124,109
General and administrative expenses	179,876	142,904	138,060
Pre-opening expenses	6,899	9,089	8,707
Refranchising loss	9,072	17,108	—
Total costs and expenses	2,555,602	2,439,986	2,253,252
Operating profit	239,763	241,594	275,943
Interest expense	8,884	3,830	1,824
Other (income) expense, net	1,380	1,192	(3,175)
Income before income taxes	229,499	236,572	277,294
Income taxes	84,258	87,247	98,001
Net income	$145,241	$149,325	$179,293
Less: Net income (loss) attributable to noncontrolling interest	(333)	(17)	—
Net income attributable to Panera Bread Company	$145,574	$149,342	$179,293

Earnings per common share:
Basic	$6.21	$5.81	$6.67
Diluted	$6.18	$5.79	$6.64

Weighted average shares of common and common equivalent shares outstanding:
Basic	23,444	25,685	26,881
Diluted	23,565	25,788	26,999

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Net income	$145,241	$149,325	$179,293
Less: Net income (loss) attributable to noncontrolling interest	(333)	(17)	—
Net income attributable to Panera Bread Company	$145,574	$149,342	$179,293

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(1,163)	(2,552)	—
Tax (expense) benefit	460	1,009	—
Reclassification adjustment for net (gains) losses realized in earnings on cash flow hedging instruments	1,499	—	—
Tax expense (benefit)	(593)	—	—
Foreign currency translation adjustment	702	(2,126)	(1,027)
Other comprehensive income (loss) attributable to Panera Bread Company	905	(3,669)	(1,027)
Comprehensive income attributable to Panera Bread Company	$146,479	$145,673	$178,266

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Cash flows from operating activities:
Net income	$145,241	$149,325	$179,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,355	135,398	124,109
Stock-based compensation expense	15,662	15,086	10,077
Tax benefit from stock-based compensation	(2,456)	(2,057)	(3,089)
Deferred income taxes	(3,800)	(10,991)	10,459
Refranchising loss	7,212	12,942	—
Other	10,551	3,505	4,617
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	66	(3,605)	(22,139)
Inventories	(977)	(1,698)	(895)
Prepaid expenses and other	(9,923)	(7,191)	(8,524)
Deposits and other	1,625	(455)	239
Accounts payable	2,650	(183)	1,978
Accrued expenses	63,531	31,169	35,288
Deferred rent	366	3,751	1,067
Other long-term liabilities	3,438	(6,951)	2,599
Net cash provided by operating activities	387,541	318,045	335,079
Cash flows from investing activities:
Additions to property and equipment	(200,063)	(223,932)	(224,217)
Repayment of promissory note	216	—	—
Proceeds from refranchising	15,649	46,869	—
Proceeds from sale of property and equipment	742	1,553	—
Proceeds from sale-leaseback transactions	8,940	10,095	12,900
Net cash used in investing activities	(174,516)	(165,415)	(211,317)
Cash flows from financing activities:
Repayments of long-term debt	(18,683)	(6,301)	—
Proceeds from issuance of long-term debt	—	299,070	100,000
Proceeds from borrowings under revolving credit facility	40,000	—	—
Capitalized debt issuance costs	—	(363)	(193)
Payment of deferred acquisition holdback	—	—	(270)
Repurchase of common stock	(377,193)	(405,513)	(159,503)
Exercise of employee stock options	381	288	1,116
Tax benefit from stock-based compensation	2,456	2,057	3,089
Proceeds from issuance of common stock under employee benefit plans	3,702	3,525	3,247
Distribution to redeemable noncontrolling interest	(45)	—	—
Net cash used in financing activities	(349,382)	(107,237)	(52,514)
Net (decrease) increase in cash and cash equivalents	(136,357)	45,393	71,248
Cash and cash equivalents at beginning of period	241,886	196,493	125,245
Cash and cash equivalents at end of period	$105,529	$241,886	$196,493

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands)

	Common Stock						Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Redeemable Noncontrolling Interest
	Class A		Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2013	26,290	$3	1,382	$—	4,283	$(546,570)	$196,908	$1,049,884	$(333)	$699,892	$—
Net income (loss)	—	—	—	—	—	—	—	179,293	—	179,293	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,027)	(1,027)	—
Issuance of common stock	23	—	—	—	—	—	3,247	—	—	3,247	—
Stock-based compensation expense	—	—	—	—	—	—	10,077	—	—	10,077	—
Repurchase of common stock	(978)	—	—	—	978	(159,503)	—	—	—	(159,503)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	3,089	—	—	3,089	—
Other	108	—	—	—	—	—	1,116	—	—	1,116	—
Balance, December 30, 2014	25,443	$3	1,382	$—	5,261	$(706,073)	$214,437	$1,229,177	$(1,360)	$736,184	$—
Net income (loss)	—	—	—	—	—	—	—	149,342	—	149,342	(17)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,669)	(3,669)	—
Issuance of common stock	23	—	—	—	—	—	3,527	—	—	3,527	—
Stock-based compensation expense	—	—	—	—	—	—	15,086	—	—	15,086	—
Repurchase of common stock	(2,229)	—	—	—	2,229	(405,513)	—	—	—	(405,513)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	2,057	—	—	2,057	—
Redeemable noncontrolling interest resulting from acquisition	—	—	—	—	—	—	—	—	—	—	3,998
Other	109	—	—	—	—	—	286	—	—	286	—
Balance, December 29, 2015	23,346	$3	1,382	$—	7,490	$(1,111,586)	$235,393	$1,378,519	$(5,029)	$497,300	$3,981
Net income (loss)	—	—	—	—	—	—	—	145,574	—	145,574	(333)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	905	905	—
Issuance of common stock	22	—	—	—	—	—	3,702	—	—	3,702	—
Stock-based compensation expense	—	—	—	—	—	—	15,662	—	—	15,662	—
Repurchase of common stock	(1,843)	—	—	—	1,843	(377,193)	—	—	—	(377,193)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	2,456	—	—	2,456	—
Distribution to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(45)
Other	52	—	—	—	—	—	381	—	—	381	—
Balance, December 27, 2016	21,577	$3	1,382	$—	9,333	$(1,488,779)	$257,594	$1,524,093	$(4,124)	$288,787	$3,603

The accompanying notes are an integral part of the consolidated financial statements.

1. Nature of Business
Panera Bread Company and its subsidiaries (the “Company”) operate a retail bakery-cafe business and franchising business under the concept names Panera Bread®, Saint Louis Bread Co.®, and Paradise Bakery & Café®. As of December 27, 2016, retail operations consisted of 902 Company-owned bakery-cafes and 1,134 franchise-operated bakery-cafes. The Company specializes in meeting consumer dining needs by providing high-quality food, including the following: fresh baked goods, made-to-order sandwiches on freshly baked breads, soups, pasta dishes, salads, and cafe beverages, and targets urban and suburban dwellers and workers by offering a premium specialty bakery-cafe experience with a neighborhood emphasis. Bakery-cafes are located in urban, suburban, strip mall and regional mall locations and currently operate in the United States and Canada. Bakery-cafes use fresh dough for their artisan and sourdough breads and bagels. In addition to the in-bakery-cafe dining experience, the Company offers Panera Catering, a nation-wide catering service that provides breakfast assortments, sandwiches, salads, soups, pasta dishes, drinks, and bakery items using the same high-quality, fresh ingredients enjoyed in bakery-cafes. As of December 27, 2016, the Company’s fresh dough and other product operations, which supply fresh dough, produce, tuna, and cream cheese items daily to most Company-owned and franchise-operated bakery-cafes, consisted of 22 Company-owned and two franchise-operated fresh dough facilities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements consist of the accounts of Panera Bread Company, its wholly owned direct and indirect subsidiaries and investees it controls. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the fiscal 2016 presentation.
Fiscal Year
The Company's fiscal year ends on the last Tuesday in December. Each of the fiscal years ended December 27, 2016 (“fiscal 2016”), December 29, 2015 (“fiscal 2015”), and December 30, 2014 (“fiscal 2014”) had 52 weeks.
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
Trade Accounts Receivable, net and Other Accounts Receivable
Trade accounts receivable, net consists primarily of amounts due to the Company from its franchisees for purchases of fresh dough and other products from the Company’s fresh dough facilities, royalties due to the Company from franchisee sales, information technology services provided to franchisees, and receivables from credit card and catering on-account sales.
As of December 27, 2016, other accounts receivable consisted primarily of $30.9 million due from wholesalers of the Company’s gift cards, $9.8 million due from income tax refunds, and tenant allowances due from landlords of $6.1 million. As of December 29, 2015, other accounts receivable consisted primarily of $29.8 million due from income tax refunds, $29.5 million due from wholesalers of the Company’s gift cards, and tenant allowances due from landlords of $11.8 million.
The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at December 27, 2016 and December 29, 2015 was $0.2 million and $0.1 million, respectively.

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

Interest, to the extent it is incurred in connection with the construction of new locations or facilities, is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest incurred for such purposes was $0.3 million, $0.2 million, and $0.1 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the Company’s accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while certain improvements are capitalized. The total amounts expensed for maintenance and repairs was $72.7 million, $67.3 million, and $62.0 million, for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
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
No goodwill impairment charges were recorded during fiscal 2016 and fiscal 2015. The Company recorded a goodwill impairment charge of $2.1 million during fiscal 2014.  This charge was recorded in other (income) expense, net in the Consolidated Statements of Income.

Other Intangible Assets, net
Other intangible assets, net consist primarily of favorable lease agreements, re-acquired territory rights, and trademarks. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately four years to 19 years as of December 27, 2016. The fair value of re-acquired territory rights was based on the present value of the acquired bakery-cafe cash flows. The Company amortizes the fair value of re-acquired territory rights over the remaining contractual terms of the re-acquired territory rights at the time of the acquisition, which ranged from approximately seven years to 20 years as of December 27, 2016. The fair value of trade names and trademarks is amortized over their estimated useful life of eight years and 22 years, respectively.
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. When warranted, the Company tests intangible assets with finite lives for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The Company recognized a $0.3 million impairment loss in fiscal 2016 related to re-acquired territory rights in a market the Company exited. There were no other intangible asset impairment losses recorded during fiscal 2015 and fiscal 2014. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.
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
The Company recognized impairment losses of $4.0 million, $3.8 million, and $0.9 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to distinct, under-performing Company-owned bakery-cafes. For fiscal 2016, $2.9 million of the impairment losses were recorded in other operating expenses and $1.1 million of the impairment losses were recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2015, the impairment losses were recorded in refranchising loss in the Consolidated Statements of Income. For fiscal 2014, the impairment losses were recorded in other operating expenses in the Consolidated Statements of Income.
Self-Insurance Reserves
The Company is self-insured for a significant portion of its workers’ compensation, group health, and general, auto, and property liability insurance with varying deductibles of as much as $0.8 million for individual claims, depending on the type of claim. The Company also purchases aggregate stop-loss and/or layers of loss insurance in many categories of loss. The Company utilizes third party actuarial experts’ estimates of expected losses based on statistical analyses of the Company's actual historical data and historical industry data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on information known at December 27, 2016, the Company believes it has provided adequate reserves for its self-insurance exposure. As of December 27, 2016 and December 29, 2015, self-insurance reserves were $41.7 million and $37.2 million, respectively, and were included in accrued expenses in the Consolidated Balance Sheets. The total amounts expensed for self-insurance were $49.2 million, $54.3 million, and $50.7 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. As of December 27, 2016 and December 29, 2015, the Company had recorded a valuation allowance related to deferred tax assets of the Company's Canadian operations of $11.3 million and $5.3 million, respectively.
In accordance with the authoritative guidance on income taxes, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, foreign, and other tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company routinely assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the unrecognized tax benefits as a component of the provision for income taxes in the Consolidated Statements of Income.
Capitalization of Certain Development Costs
The Company accounts for construction costs in accordance with the accounting standard for real estate in the Company’s consolidated financial statements. The Company capitalizes direct costs clearly associated with the acquisition, development, design, and construction of bakery-cafe locations and fresh dough facilities as these costs have a future benefit to the Company. The types of specifically identifiable costs capitalized by the Company include primarily payroll and payroll related taxes and benefit costs incurred by those individuals directly involved in development activities, including the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company does not consider for capitalization payroll or payroll-related costs incurred by individuals that do not directly support the acquisition, development, design, and construction of bakery-cafes and fresh dough facilities. The Company uses an activity-based methodology to determine the amount of costs incurred for Company-owned projects, which are capitalized, and those for franchise-operated projects and general and administrative activities, which both are expensed as incurred. If the Company subsequently makes a determination that sites for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the Consolidated Statements of Income.
The Company capitalized $9.9 million, $9.8 million, and $10.4 million of direct costs related to the development of Company-owned bakery-cafes during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. The Company amortizes capitalized development costs for each bakery-cafe and fresh dough facility using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term and includes such amounts in depreciation and amortization in the Consolidated Statements of Income. In addition, the Company assesses the recoverability of capitalized costs through the performance of impairment analyses on an individual bakery-cafe and fresh dough facility basis pursuant to the accounting standard for property and equipment, net specifically related to the accounting for the impairment or disposal of long-lived assets.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method.
Revenue Recognition
The Company records revenues from bakery-cafe sales upon delivery of the related food and other products to the customer. Revenues from fresh dough and other product sales to franchisees are recorded upon delivery to the franchisees. Sales of branded products outside of the Company's bakery-cafes are recognized upon delivery to customers.
Franchise royalties are generally paid weekly based on the percentage of franchisee sales specified in each Area Development Agreement (“ADA”) (generally five percent of net sales). Royalties are recognized as revenue in the period in which the sales are reported to have occurred based on contractual royalty rates applied to the net franchise sales. Franchise royalties also include certain information technology-related fees for access to and the usage of proprietary systems. Royalties were $153.1 million, $134.6 million, and $120.1 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Franchise fees are the result of the sale of area development rights and the sale of individual franchise locations to third parties. The initial franchise fee is generally $35,000 per bakery-cafe to be developed under the ADA. Of this fee, $5,000 is generally paid at the time of the signing of the ADA and is recognized as revenue when it is received as it is non-refundable and the Company has to perform no other service to earn this fee. The remainder of the fee is paid at the time an individual franchise agreement is signed and is recognized as revenue upon the opening of the bakery-cafe. Franchise fees were $2.2 million, $4.0 million, and $3.6 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

The Company sells gift cards that do not have an expiration date and from which the Company does not deduct non-usage fees from outstanding gift card balances. Gift cards are redeemable at both Company-owned and franchise-operated bakery-cafes. Gift cards sold by either Company-owned bakery-cafes or through wholesalers and redeemed at franchise-operated bakery-cafes reduce the Company's gift card liability but do not result in the recognition of revenue. When gift cards are redeemed at Company-owned bakery-cafes, the Company recognizes revenue and reduces the gift card liability. When the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), based upon Company-specific historical redemption patterns, and there is no legal obligation to remit the unredeemed gift card balance in the relevant jurisdiction, gift card breakage is recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income; however, such gift cards will continue to be honored. During fiscal 2016, fiscal 2015, and fiscal 2014, the Company recognized gift card breakage as a reduction of general and administrative expenses of $11.2 million, $6.9 million, and $4.9 million, respectively. Incremental direct costs related to the sale of gift cards are deferred until the associated gift card is redeemed or breakage is deemed appropriate. These deferred incremental direct costs are reflected as a reduction of the unredeemed gift card liability, net which is a component of accrued expenses in the Consolidated Balance Sheets and, when recognized, as a component of other operating expenses in the Consolidated Statements of Income.
The Company maintains a customer loyalty program referred to as MyPanera in which customers earn rewards based on registration in the program and purchases within Panera Bread bakery-cafes. The Company records the full retail value of loyalty program rewards as a reduction of net bakery-cafe sales and a liability is established within accrued expenses in the Consolidated Balance Sheets as rewards are earned while considering historical redemption rates. Fully earned rewards generally expire if unredeemed after 60 days. Partially earned awards generally expire if inactive for a period of one year. The accrued liability related to the Company’s loyalty program was $3.2 million and $2.7 million as of December 27, 2016 and December 29, 2015, respectively. Costs associated with coupons are classified as a reduction of net bakery-cafe sales in the period in which the coupon is redeemed.
Advertising Costs
National advertising fund and marketing administration contributions received from franchise-operated bakery-cafes are consolidated with those from the Company in the Company’s consolidated financial statements. Liabilities for unexpended funds received from franchisees are included in accrued expenses in the Consolidated Balance Sheets. The Company’s contributions to the national advertising and marketing administration funds are recorded as part of other operating expenses and general and administrative expenses in the Consolidated Statements of Income, while the Company’s own local bakery-cafe media costs are recorded as part of other operating expenses in the Consolidated Statements of Income. The Company records advertising costs as expense in the period in which the costs are incurred. The Company’s advertising costs include national, regional, and local expenditures utilizing primarily radio, billboards, social networking, Internet, television, and print. The total amounts recorded as advertising expense were $71.6 million, $68.5 million, and $65.5 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
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
Earnings Per Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the fiscal year. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and dilutive securities outstanding during the year.
Foreign Currency Translation
The Company has one Company-owned bakery-cafe, one Company-owned fresh dough facility, and 18 franchise-operated bakery-cafes in Canada which use the Canadian Dollar as their functional currency. Assets and liabilities are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rate during the fiscal period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest. Gains and losses resulting from foreign currency transactions have not historically been significant and are included in other (income) expense, net in the Consolidated Statements of Income.
Derivative Instruments
The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company does not enter into derivative instruments for trading purposes. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the derivative's gain or loss is reported as component of other comprehensive income and recorded in accumulated other comprehensive income, net of tax in the Consolidated Balance Sheets. The gain or loss is subsequently reclassified into earnings when the hedged exposure affects earnings. To the extent that the change in the fair value of the contract corresponds to the change in the value of the anticipated transaction, the hedge is considered effective. The remaining change in fair value of the contract represents the ineffective portion, which is immediately recorded in the Consolidated Statements of Income. Once established, cash flow hedges generally remain designated as such until the hedged item impacts earnings, or the anticipated transaction is no longer likely to occur.
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
Asset Retirement Obligations
The Company recognizes the future cost to comply with lease obligations at the end of a lease as it relates to tangible long-lived assets in accordance with the accounting standard for the asset retirement and environmental obligations (“ARO”) in the Company’s consolidated financial statements. Most lease agreements require the Company to restore the leased property to its original condition, including removal of certain long-lived assets the Company has installed, at the end of the lease. A liability for the fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a lease agreement is executed. The Company amortizes the amount added to property and equipment, net and recognizes accretion expense in connection with the discounted liability over the reasonably assured lease term. The estimated liability is based on the Company’s historical experience in closing bakery-cafes, fresh dough facilities, and support centers and the related external cost associated with these activities. Revisions to the liability could occur due to changes in estimated retirement costs or changes in lease terms. As of December 27, 2016 and December 29, 2015, the net ARO asset included in property and equipment, net was $8.9 million and $10.3 million, respectively, and the net ARO liability included in other long-term liabilities was $20.4 million and $19.5 million, respectively. ARO accretion expense was $0.8 million, $1.0 million, and $0.6 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
Variable Interest Entities
The Company applies relevant accounting standards for variable interest entities (“VIE”), which defines the process for how an enterprise determines which party consolidates a VIE. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting its brand. Based upon its analysis of all the relevant facts and considerations of the franchise entities and other affiliates, the Company has concluded that these entities are not variable interest entities and they have not been consolidated as of December 27, 2016. The Company also evaluated all of the applicable criteria for an entity subject to consolidation and concluded its interest in Tatte Holdings, LLC (“Tatte”) is a VIE requiring consolidation. See Note 3, Business Combinations and Divestitures, for further information on the Tatte acquisition.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update requires the income tax impact of an intra-entity sale or transfer of an asset other than inventory to be recognized when the sale or transfer occurs, rather than when the asset has been sold to an outside party. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the overall impact that ASU 2016-09 will have on the Company's consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 during fiscal 2016 on a retrospective basis. As a result of the retrospective adoption, the Company reclassified current deferred income tax assets of $34.5 million as of December 29, 2015 to long-term deferred income tax liabilities in the Consolidated Balance Sheets. Adoption of this standard did not impact the Company's results of operations or cash flows in either the current or previous interim and annual reporting periods.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 during the thirteen weeks ended December 27, 2016. The adoption of ASU 2014-15 did not impact the Company's consolidated financial statements or disclosures.
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
The FASB has also issued the several standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard.

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

3. Business Combinations and Divestitures
In February 2015, the Company announced a plan to refranchise approximately 50 to 150 Company-owned bakery-cafes. As of December 27, 2016, the Company had completed the sale of 102 Company-owned bakery-cafes.
The Company did not classify any assets or liabilities as held for sale as of December 27, 2016. As of December 29, 2015, the Company classified as held for sale the assets and certain liabilities of 35 Company-owned bakery-cafes the Company expected to sell during the next 12 months.  The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP. The following summarizes the financial statement carrying amounts of assets and liabilities associated with the bakery-cafes classified as held for sale (in thousands):

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
The following summarizes activity associated with the refranchising initiative recorded in the caption entitled refranchising loss in the Consolidated Statements of Income (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015
Loss on assets held for sale (1)	$6,112	$10,999
Lease termination costs and impairment of long-lived assets (1)	2,858	5,461
Professional fees, severance, and other	795	1,088
Loss (gain) on sale of bakery-cafes (1)	(693)	(440)
Refranchising loss	$9,072	$17,108

(1)
Certain of the amounts for the fiscal years ended December 27, 2016 and December 29, 2015 are included in the caption entitled refranchising loss in the Consolidated Statements of Cash Flows as a non-cash adjustment to reconcile net income to net cash provided by operating activities.

Refranchising Initiative - Fiscal 2016

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

On September 13, 2016, Panera International Holdings, Inc., a subsidiary of Panera Bread Company, sold all of its shares of stock of Panera Bread Ltd., as successor to Panera Bread ULC, a Canadian subsidiary, to a new franchisee for a purchase price of approximately $5.0 million, with $0.5 million payable in cash and $4.5 million payable in the form of a promissory note. The promissory note bears interest at the Wall Street Journal prime rate plus 2.00 percent and is payable in equal quarterly installments over five years. As of December 27, 2016, the carrying amount of the promissory note approximates fair value as its interest rate approximates current market rates (Level 2 inputs).

The sale of Panera Bread Ltd. transferred ownership of substantially all of the assets of 12 bakery-cafes in the Ontario, Canada market to the new franchisee. The Company recorded a gain on the sale of approximately $0.2 million during the thirteen weeks ended September 27, 2016. During the thirteen weeks ended June 28, 2016, prior to the sale of the shares of stock of Panera Bread Ltd., the Company recognized a $6.1 million loss on assets held for sale related to the 12 bakery-cafes in Ontario, Canada whose ownership transferred in the sale. Following the close of the sale on September 13, 2016, the Panera Bread Ltd. operations are no longer being consolidated as a subsidiary in the Company's consolidated financial statements.

Refranchising Initiative - Fiscal 2015

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

Tatte Acquisition

On December 7, 2015, the Company acquired a 50.01 percent interest in Tatte, for a cash contribution of $4.0 million (the “Tatte Acquisition”). Tatte is a bakery-cafe concept with locations in the Boston area. The Company evaluated all of the applicable criteria for an entity subject to consolidation under the provisions of the variable interest model and concluded that Tatte is a VIE requiring consolidation. See Note 15, Redeemable Noncontrolling Interest, for further information on the Company's accounting for the noncontrolling interest. The pro-forma impact of the Tatte Acquisition on prior periods is not presented, as the impact is not material to reported results.

4. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 27, 2016:
Interest rate swaps	$2,216	$—	$2,216	$—
Total liabilities	$2,216	$—	$2,216	$—

December 29, 2015:
Cash equivalents	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Interest rate swaps	$2,552	$—	$2,552	$—
Total liabilities	$2,552	$—	$2,552	$—

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

5. Inventories
Inventories consisted of the following (in thousands):

	December 27, 2016	December 29, 2015
Food:
Fresh dough facilities:
Raw materials	$3,697	$3,561
Finished goods	266	446
Bakery-cafes:
Raw materials	16,378	14,819
Paper goods	3,434	3,656
Total	$23,775	$22,482

6. Property and Equipment, net
Major classes of property and equipment consisted of the following (in thousands):

	December 27, 2016	December 29, 2015
Leasehold improvements	$753,827	$683,296
Machinery and equipment	365,207	338,500
Computer hardware and software	252,950	192,521
Furniture and fixtures	170,692	159,653
Construction in progress	66,290	97,416
Smallwares	33,910	29,056
Land	5,601	1,604
	1,648,477	1,502,046
Less: accumulated depreciation	(845,718)	(725,798)
Property and equipment, net	$802,759	$776,248

The Company recorded depreciation expense related to these assets of $145.7 million, $126.7 million, and $115.4 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

7. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company’s goodwill by reportable segment at December 27, 2016 and December 29, 2015 (in thousands):

	Company Bakery- Cafe Operations	Franchise Operations	Fresh Dough and Other Product Operations	Total
Balance as of December 30, 2014	$117,149	$1,934	$1,695	$120,778
Acquisition of Tatte	2,512	—	—	2,512
Goodwill classified as held for sale	(1,499)	—	—	(1,499)
Balance as of December 29, 2015	$118,162	$1,934	$1,695	$121,791
Reclassifications (1)	586	—	—	586
Balance as of December 27, 2016	$118,748	$1,934	$1,695	$122,377

(1)
During fiscal 2016, the Company concluded that 20 bakery-cafes no longer met all of the criteria required to be classified as held for sale. The assets and liabilities associated with the bakery-cafes, including goodwill allocated to the bakery-cafes, were reclassified to held and used.

The Company did not record a goodwill impairment charge in either fiscal 2016 or fiscal 2015. The Company recorded a $2.1 million full impairment charge of goodwill for the Canadian bakery-cafe operations reporting unit during fiscal 2014.

8. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	December 27, 2016			December 29, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademark	$7,080	$(2,720)	$4,360	$7,080	$(2,283)	$4,797
Re-acquired territory rights	97,865	(48,724)	49,141	97,865	(40,432)	57,433
Favorable leases	5,012	(3,694)	1,318	5,012	(3,365)	1,647
Total other intangible assets	$109,957	$(55,138)	$54,819	$109,957	$(46,080)	$63,877

Amortization expense on these intangible assets for fiscal 2016, fiscal 2015, and fiscal 2014, was approximately $8.6 million, $8.7 million, and $8.7 million, respectively. Future amortization expense on these intangible assets as of December 27, 2016 is estimated to be approximately: $8.7 million in fiscal 2017, $8.6 million in fiscal 2018, $8.2 million in fiscal 2019, $7.2 million in fiscal 2020, $6.0 million in fiscal 2021 and $16.1 million thereafter.

9. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 27, 2016	December 29, 2015
Unredeemed gift cards, net	$134,291	$123,363
Compensation and related employment taxes	77,742	64,882
Insurance	41,720	37,208
Capital expenditures	39,679	53,914
Taxes, other than income tax	23,269	20,206
Advertising	13,362	5,242
Occupancy costs	9,694	8,594
Fresh dough and other product operations	9,594	10,854
Deferred revenue	6,642	5,690
Utilities	5,057	4,581
Loyalty program	3,239	2,653
Other	44,348	22,277
Total	$408,637	$359,464

10. Debt
Long-term debt consisted of the following (in thousands):

	December 27, 2016	December 29, 2015
2014 Term Loan	$100,000	$100,000
2015 Term Loan	281,250	296,250
Borrowings under the 2015 Credit Agreement	40,000	—
2015 Note Payable	7,608	10,144
Debt assumed in Tatte acquisition	—	1,147
Aggregate unamortized lender fees and issuance costs	(1,035)	(1,341)
Total carrying amount	427,823	406,200
Current portion of long-term debt	17,229	17,229
Long-term debt	$410,594	$388,971
The following table summarizes the Company's long-term debt maturities as of December 27, 2016 by fiscal year (in thousands):

Fiscal Years
2017	2018	2019	2020	Total
$17,536	17,536	117,536	276,250	$428,858
Term Loans
On June 11, 2014, the Company entered into a term loan agreement (the “2014 Term Loan Agreement”) with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2014 Term Loan Agreement provides for an unsecured term loan in the amount of $100 million (the “2014 Term Loan”). The 2014 Term Loan is scheduled to mature on July 11, 2019, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2014 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $0.2 million in connection with the issuance of the 2014 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2014 Term Loan.

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”) with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the “2015 Term Loan”). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement, and is amortized in equal quarterly installments in an amount equal to 1.25 percent of the original principal amount of the 2015 Term Loan. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of December 27, 2016, $14.7 million of the 2015 Term Loan's carrying amount is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

On February 1, 2017, the Company entered into a term loan agreement (the “2017 Term Loan Agreement”) with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2017 Term Loan Agreement provides for up to two unsecured drawdowns of a term loan in the aggregate principal amount of up to $200 million (the “2017 Term Loan”). The 2017 Term Loan is scheduled to mature on February 1, 2022, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2017 Term Loan Agreement. On February 1, 2017, the Company made a $100 million drawdown on the 2017 Term Loan.
Each of the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan bears interest at a rate equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. The Company’s obligations under the 2014 Term Loan Agreement, 2015 Term Loan Agreement, and 2017 Term Loan Agreement are guaranteed by certain of its direct and indirect subsidiaries.
The weighted-average interest rate for the 2014 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, was 2.24 percent, 1.21 percent, and 1.15 percent for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. The weighted-average interest rate for the 2015 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, was 2.02 percent and 1.33 percent for fiscal 2016 and fiscal 2015, respectively. As of December 27, 2016, the carrying amounts of the 2014 Term Loan and 2015 Term Loan approximate fair value as the interest rates approximate current market rates (Level 2 inputs).
On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. On January 9, 2017, the Company entered into consecutive forward-starting interest rate swaps agreements with an initial notional value of $200 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments. See Note 11, Derivative Financial Instruments, for information on the Company's interest rate swaps.
Installment Payment Agreement
On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of December 27, 2016, there was $7.6 million outstanding under the Master IPA, and $2.5 million of the Master IPA is presented as the current portion of long-term debt in the Consolidated Balance Sheets.
Revolving Credit Agreement
On July 16, 2015, the Company entered into a credit agreement (the “2015 Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of December 27, 2016, the Company had $40 million outstanding under the 2015 Credit Agreement. The weighted-average interest rate for borrowings under the 2015 Credit Agreement was 1.68 percent for fiscal 2016.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement, 2015 Credit Agreement, and 2017 Term Loan Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of December 27, 2016, the Company was in compliance with all covenant requirements.

11. Derivative Financial Instruments

The Company enters into derivative instruments solely for risk management purposes. To the extent the Company's cash-flow hedging instruments are effective in offsetting the variability in the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria, changes in the derivatives' fair value are not included in current earnings but are included in AOCI. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes this credit risk by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

On July 16, 2015, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million to hedge a portion of the cash flows of its term loan borrowings. On January 9, 2017, the Company entered into consecutive forward-starting interest rate swaps agreements with an initial notional value of $200 million to hedge a portion of the cash flows of its term loan borrowings. For each of the swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon principal amount.

The following table summarizes the Company's interest rate swaps as of December 27, 2016:

Trade Date	Effective Date	Term (in Years)	Initial Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	142,500	1.97%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the five-year term of the interest rate swap beginning in September 2016.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in the Consolidated Balance Sheets. The following table summarizes the estimated fair value of the Company's interest rate swaps as of December 27, 2016 and December 29, 2015 (in thousands):

Balance Sheet Location	December 27, 2016	December 29, 2015
Accrued expenses	$2,078	$—
Other long-term liabilities	138	2,552
Total	$2,216	$2,552

Changes in fair value of the interest rate swaps are recorded as a component of AOCI in the Consolidated Balance Sheets. The Company reclassifies the effective gain or loss from AOCI to interest expense in the Consolidated Statements of Income at the time of the forecasted transaction. The following table presents pre-tax gains and losses on the interest rate swaps recognized in other comprehensive income (“OCI”) and reclassified from AOCI to earnings for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Net gains (losses) recognized in OCI before reclassifications	$(703)	$(1,543)	$—
Net (gains) losses reclassified from AOCI to earnings	906	—	—

A net of tax loss of approximately $1.3 million is expected to be reclassified from AOCI to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during fiscal 2016, fiscal 2015, or fiscal 2014.

The Company does not hold or use derivative instruments for trading purposes. The Company does not have any derivatives that are not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

12. Share Repurchase Authorization
On August 23, 2012, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2012 repurchase authorization”), pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. On June 5, 2014, the Company's Board of Directors terminated the 2012 repurchase authorization.
On June 5, 2014, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2014 repurchase authorization”), pursuant to which the Company repurchased shares on the open market under a Rule 10b5-1 plan. On April 15, 2015, the Company's Board of Directors approved an increase of the 2014 repurchase authorization to $750 million. On May 19, 2016, the Company's Board of Directors terminated the 2014 repurchase authorization.
On May 19, 2016, the Company's Board of Directors approved a new three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2016 repurchase authorization”), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. There was approximately $397.7 million available under the 2016 repurchase authorization as of December 27, 2016.
The following table summarizes share repurchase activity for the periods indicated:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
2016 Repurchase Authorization
Shares repurchased	975,673
Average price per share	$207.31
Aggregate purchase price (in millions)	$202.3
2014 Repurchase Authorization
Shares repurchased	839,759	2,201,719	427,521
Average price per share	$201.15	$181.65	$155.78
Aggregate purchase price (in millions)	$168.9	$399.9	$66.6
2012 Repurchase Authorization
Shares repurchased			514,357
Average price per share			$170.15
Aggregate purchase price (in millions)			$87.5
Total
Shares repurchased	1,815,432	2,201,719	941,878
Average price per share	$204.46	$181.65	$163.62
Aggregate purchase price (in millions)	$371.2	$399.9	$154.1
In addition to repurchases under the 2016 repurchase authorization, 2014 repurchase authorization, and 2012 repurchase authorization, the Company has repurchased shares of its Class A common stock through a share repurchase authorization approved by its Board of Directors from participants of the Panera Bread 2006 Stock Incentive Plan and the Panera Bread 2015 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares surrendered by the participants are repurchased by the Company pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. See Note 16, Stockholders' Equity, for further information with respect to the Company’s repurchase of the shares.

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
Aggregate minimum requirements under non-cancelable operating leases, excluding contingent payments and income from subleases, as of December 27, 2016, were as follows (in thousands):

Fiscal Years
2017	2018	2019	2020	2021	Thereafter	Total
$157,659	152,397	144,192	133,532	122,524	601,572	$1,311,876

Rental expense under operating leases was approximately $142.6 million, $146.6 million, and $138.0 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, which included contingent (i.e., percentage rent) expense of $2.3 million, $2.0 million, and $1.5 million, respectively.

The Company complies with lease obligations at the end of a lease as it relates to tangible long-lived assets, in accordance with the accounting guidance for asset retirement obligations. The liability as of December 27, 2016 and December 29, 2015 was $20.4 million and $19.5 million, respectively, and is included in other long-term liabilities in the Consolidated Balance Sheets.
In connection with the Company’s relocation of its St. Louis, Missouri support center in fiscal 2010, it simultaneously entered into a capital lease for certain personal property and purchased municipal industrial revenue bonds of a similar amount from St. Louis County, Missouri. As of December 27, 2016 and December 29, 2015, the Company held industrial revenue bonds and had recorded a capital lease of $0.7 million and $0.9 million in the Consolidated Balance Sheets, respectively.
The following table summarizes sale-leaseback transactions for the periods indicated (dollars in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Number of bakery-cafes sold and leased back	3	4	6
Proceeds from sale-leaseback transactions	$8,940	$10,095	$12,900
The leases have been classified as either capital or operating leases, depending on the substance of the transaction, and have initial terms of 15 years, with renewal options of up to 20 years. The Company realized gains on these sales totaling $0.1 million, $0.4 million, and $0.3 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, which have been deferred and are being recognized on a straight-line basis over the reasonably assured lease term for the leases.
Lease Guarantees
As of December 27, 2016, the Company has guaranteed the operating leases of 98 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $294.8 million as of December 27, 2016. The obligation from these leases will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee’s performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases. As of December 27, 2016, future commitments under these leases were as follows (in thousands):

Fiscal Years
2017	2018	2019	2020	2021	Thereafter	Total
$15,027	15,454	15,646	15,781	15,924	216,924	$294,756
Employee Commitments
The Company has executed confidential and proprietary information and non-competition agreements (“non-compete agreements”) with certain employees. These non-compete agreements contain a provision whereby employees would be due a certain number of weeks of their salary if their employment was terminated by the Company as specified in the non-compete agreement. The Company has not recorded a liability for these amounts potentially due employees. Rather, the Company will record a liability for these amounts when an amount becomes due to an employee in accordance with the appropriate authoritative literature. As of December 27, 2016, the total amount potentially owed employees under these non-compete agreements was $24.2 million.
Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino

by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, we agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Agreement contains no admission of wrongdoing. The terms and conditions of the parties’ settlement agreement have received preliminary approval from California Superior Courts. The Company maintained an appropriate accrual in accrued expenses for this settlement in the Company's Consolidated Balance Sheets as of December 27, 2016.

On June 26, 2016, a purported class action lawsuit was filed against the Company by Jacqueline Friscia, an employee of one of the Company’s subsidiaries.  The lawsuit was filed in the United States District Court for the District of New Jersey.  The complaint alleges, among other things, violations of the Fair Labor Standards Act and the New Jersey Wage and Hour Law on behalf of the plaintiff and all similarly situated non-exempt assistant managers.  The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  The Company has retained counsel to represent it in this matter and believes that it has meritorious defenses to the allegations asserted in the case.
In addition to the legal matters described above, the Company is subject to various legal proceedings, claims, and litigation that arise in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matter described above, is inherently uncertain. The Company believes accruals for these matters are adequately provided for in its consolidated financial statements. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements.
Other
The Company is subject to on-going federal and state income tax audits and sales and use tax audits. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial statements. However, a significant increase in the number of these audits, or one or more audits under which the Company incurs greater liabilities than is currently anticipated, could materially and adversely affect its consolidated financial statements. The Company believes accruals for these matters are adequately provided for in its consolidated financial statements.

14. Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, were as follows for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
United States	$240,843	$242,860	$285,564
Canada	(11,344)	(6,288)	(8,270)
Income before income taxes	$229,499	$236,572	$277,294

The provision for income taxes consisted of the following for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Current taxes:
U.S. federal	$72,757	$83,005	$73,234
U.S. state and local	15,169	16,242	14,306
Total current taxes	87,926	99,247	87,540
Deferred taxes:
U.S. federal	(3,062)	(9,737)	9,609
U.S. state and local	(606)	(2,263)	950
Foreign	—	—	(98)
Total deferred taxes	$(3,668)	$(12,000)	$10,461
Total provision for income taxes	$84,258	$87,247	$98,001
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows for the periods indicated:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Statutory U.S. federal rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	4.1	4.1	4.1
U.S. federal tax credits	(1.9)	(1.8)	(1.4)
Other, including discrete tax items	(0.5)	(0.4)	(2.4)
Effective tax rate	36.7%	36.9%	35.3%
The decrease in the effective tax rate from fiscal 2015 to fiscal 2016 was primarily a result of an increased charitable deduction as a result of the Tax Relief Extension Act of 2015, partially offset by the recognition of $7.0 million of refranchising charges for which the Company cannot currently realize the associated tax benefit.
The increase in the effective tax rate for fiscal 2016 and 2015 as compared to fiscal 2014 was primarily due to the discrete income tax benefits reported during fiscal 2014 related to additional federal and state tax credits and an increased deduction for domestic production activities.

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	December 27, 2016	December 29, 2015
Deferred tax assets:
Accrued expenses	$83,411	$75,360
Capital loss carryforward	10,968	—
Stock-based compensation	5,739	4,705
Other	1,926	2,160
Foreign net operating loss carryforward	358	4,938
Less: valuation allowance	(11,326)	(5,299)
Total deferred tax assets	$91,076	$81,864
Deferred tax liabilities:
Property and equipment	$(96,437)	$(92,580)
Goodwill and other intangibles	(26,940)	(25,252)
Total deferred tax liabilities	$(123,377)	$(117,832)
Net deferred tax liability	$(32,301)	$(35,968)

In assessing the realization of deferred tax assets, the Company considers the generation of future taxable income and utilizes a more likely than not standard to determine if deferred tax assets will be realized. Based on this assessment, the Company has recorded a valuation allowance of $11.3 million and $5.3 million as of December 27, 2016 and December 29, 2015, respectively, as a full valuation allowance against all Canadian deferred tax assets, including the net operating loss carryforwards of the Company's Canadian operations. The Company’s capital loss carryforwards expire in 2021 and the Canadian net operating loss carryforwards expire in 2036.

As of December 27, 2016 and December 29, 2015, the amount of unrecognized tax benefits that, if recognized in full, would be recorded as a reduction of income tax expense was $6.9 million and $6.1 million, inclusive of applicable interest and penalties and net of federal tax benefits, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income. These amounts were expense of $0.2 million, income of $0.2 million, and expense of $0.3 million, during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Accrued interest and penalties were $1.1 million and $0.9 million as of December 27, 2016 and December 29, 2015, respectively.

The following is a rollforward of the Company’s liability for unrecognized tax benefits for the periods indicated (in thousands):

	December 27, 2016	December 29, 2015	December 30, 2014
Beginning balance	$6,668	$6,455	$2,999
Tax positions related to the current year:
Additions	1,131	1,339	1,536
Tax positions related to prior years:
Additions	422	—	2,671
Reductions	—	(483)	—
Settlements	(113)	(200)	(131)
Expiration of statutes of limitations	(556)	(443)	(620)
Ending balance	$7,552	$6,668	$6,455

The U.S. Internal Revenue Service has completed exams of the Company’s U.S. federal tax returns for fiscal years 2012 and prior. While certain state returns in fiscal years 2002 through 2012 may be subject to future assessment by taxing authorities, the Company is no longer subject to examination in Canada and most states in fiscal years prior to 2013.

It is reasonably possible that the Company’s liability for unrecognized tax benefits with respect to the Company’s uncertain tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

15. Redeemable Noncontrolling Interest
On December 7, 2015, the Company acquired a 50.01 percent interest in Tatte, for a cash contribution of $4.0 million. The Company evaluated all of the applicable criteria for an entity subject to consolidation under the provisions of the variable interest model and concluded that Tatte is a VIE requiring consolidation.
The 49.99 percent noncontrolling interest holder holds a written put option which allows them to sell their noncontrolling interest to the Company upon the occurrence of certain events. In addition, the Company holds a call option to acquire the noncontrolling interest upon the occurrence of certain events. Under each of these alternatives, the exercise price will be based on a contractually defined multiple of cash flows, subject to certain limitations (the “redemption value”), which is not a fair value measurement and is payable in cash. As the exercise of the written put option is not solely within the Company's control, the noncontrolling interest in Tatte is classified as temporary equity and reflected in redeemable noncontrolling interest between the Liabilities and Stockholders' Equity sections of the Company's Consolidated Balance Sheets.
The noncontrolling interest is adjusted each period for comprehensive income attributable to the noncontrolling interest and changes in the Company's ownership interest in Tatte, if any. If it is considered probable the noncontrolling interest will become redeemable, an additional adjustment to the carrying value of the noncontrolling interest may be required if the redemption value exceeds the current carrying value. Changes in the carrying value of the noncontrolling interest related to a change in the redemption value will be recorded against permanent equity and will not affect net income. While there is no impact on net income, the redeemable noncontrolling interest will impact the Company's calculation of earnings per share. Utilizing the two-class method, the Company will adjust the numerator of the earnings per share calculation to reflect the changes in the excess, if any, of the noncontrolling interest's redemption value over the noncontrolling interest carrying amount. As of December 27, 2016, the Company has not recorded any such adjustments as it is not considered probable that the noncontrolling interest will become redeemable.

16. Stockholders’ Equity
Common Stock
The holders of Class A common stock are entitled to one vote for each share owned. The holders of Class B common stock are entitled to three votes for each share owned. Each share of Class B common stock has the same dividend and liquidation rights as each share of Class A common stock. Each share of Class B common stock is convertible, at the stockholder’s option, into Class A common stock on a one-for-one basis. At December 27, 2016, the Company had reserved 3,175,433 shares of its Class A common stock for issuance upon exercise of awards granted under the Company’s 1992 Equity Incentive Plan, 2001 Employee, Director, and Consultant Stock Option Plan, the 2006 Stock Incentive Plan, and the 2015 Stock Incentive Plan, and upon conversion of Class B common stock.
Registration Rights
At December 27, 2016, 94.9 percent of the outstanding Class B common stock was owned by the Company’s Chairman of the Board and Chief Executive Officer (the “Chairman”). Pursuant to stock subscription agreements, certain holders of Class B common stock, including the Chairman, can require the Company under certain circumstances to register their shares under the Securities Act of 1933, or have included in certain registrations all or part of such shares at the Company’s expense.
Preferred Stock
The Company is authorized to issue 2,000,000 shares of Class B preferred stock with a par value of $0.0001. The voting, redemption, dividend, liquidation rights, and other terms and conditions are determined by the Board of Directors upon approval of issuance. There were no shares issued or outstanding in fiscal 2016 and 2015.
Treasury Stock
Pursuant to the terms of the Panera Bread 2006 Stock Incentive Plan and the Panera Bread 2015 Stock Incentive Plan, and the applicable award agreements, the Company repurchased 27,478 shares of Class A common stock at a weighted-average cost of $216.42 per share during fiscal 2016, 28,018 shares of Class A common stock at a weighted-average cost of $196.78 per share during fiscal 2015, and 35,461 shares of Class A common stock at a weighted-average cost of $151.17 per share during fiscal 2014, as were surrendered by participants as payment of applicable tax withholdings on the vesting of restricted stock and SSARs.

Shares so surrendered by the participants are repurchased by the Company at fair market value pursuant to the terms of those plans and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations. The shares surrendered to the Company by participants and repurchased by the Company are currently held by the Company as treasury stock.
Share Repurchase Authorization
During fiscal 2016, fiscal 2015, and fiscal 2014, the Company purchased shares of Class A common stock under authorized share repurchase authorizations. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. See Note 12, Share Repurchase Authorization, for further information with respect to the Company’s share repurchase authorizations.
Accumulated Other Comprehensive Income (Loss)
AOCI reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative instruments designated and qualifying as cash flow hedges.
The following tables summarize changes in accumulated other comprehensive income (loss), net of tax, for fiscal 2016 and fiscal 2015 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
December 27, 2016
Net gains (losses), beginning of period	$(3,486)	$(1,543)	$(5,029)
Net gains (losses) recognized in OCI before reclassifications	702	(703)	(1)
Net (gains) losses reclassified from AOCI to earnings	—	906	906
Other comprehensive income (loss), net of tax	702	203	905
Net gains (losses), end of period	$(2,784)	$(1,340)	$(4,124)

December 29, 2015
Net gains (losses), beginning of period	$(1,360)	$—	$(1,360)
Net gains (losses) recognized in OCI before reclassifications	(2,126)	(1,543)	(3,669)
Net (gains) losses reclassified from AOCI to earnings	—	—	—
Other comprehensive income (loss), net of tax	(2,126)	(1,543)	(3,669)
Net gains (losses), end of period	$(3,486)	$(1,543)	$(5,029)

17. Stock-Based Compensation
As of December 27, 2016, the Company had one active stock-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”), and had incentive stock options, non-statutory stock options and stock settled appreciation rights (collectively “option awards”) and restricted stock outstanding (but can make no future grants) under three other stock-based compensation plans, the 1992 Equity Incentive Plan (the “1992 Plan”), the 2006 Stock Incentive plan (the "2006 Plan"), and the 2001 Employee, Director, and Consultant Stock Option Plan (the “2001 Plan”).
2015 Stock Incentive Plan
In fiscal 2015, the Company’s Board of Directors adopted the 2015 Plan, which was approved by the Company’s stockholders in May 2015. The 2015 Plan provides for the grant of up to 1,750,000 shares of the Company’s Class A common stock (subject to adjustment in the event of stock splits or other similar events) as option awards, restricted stock, restricted stock units, and other stock-based awards. As a result of stockholder approval of the 2015 Plan, effective as of May 21, 2015, the Company no longer grants stock options, restricted stock or other awards under the 2006 Plan. The Company’s Board of Directors administers the 2015 Plan and has sole discretion to grant awards under the 2015 Plan. The Company’s Board of Directors has delegated the authority to grant awards under the 2015 Plan, other than to the Company’s Chairman of the Board and Chief Executive Officer, to the Company’s Compensation and Management Development Committee (the “Compensation Committee”).

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
For fiscal 2016, fiscal 2015 and fiscal 2014, compensation expense related to performance awards, restricted stock, options, SSARs, and deferred annual bonus match was $18.1 million, $16.4 million, and $11.1 million, respectively, net of capitalized compensation expense of $1.7 million, $1.5 million, and $1.1 million, respectively.
Performance awards under the 2005 LTIP are earned by participants based on achievement of performance goals established by the Compensation Committee. The performance period relating to the performance awards is a three-fiscal-year period. The performance goals, including each performance metric, weighting of each metric, and award levels for each metric, for such awards are communicated to each participant and are based on various predetermined earnings metrics. The performance awards are earned based on achievement of predetermined earnings performance metrics at the end of the three-fiscal-year performance period, assuming continued employment, and after the Compensation Committee’s consideration of the Company’s performance relative to the performance of its peers. The performance awards range from 0 percent to 300 percent of the participant's salary based on their level in the Company and the level of achievement of each performance metric. However, the actual award payment will be adjusted, based on the Company’s performance over a three-consecutive fiscal year measurement period, and any other factors as determined by the Compensation Committee. The actual award payment for the performance award component could double the individual’s targeted award payment, if the Company achieves maximum performance in all of its performance metrics, subject to any adjustments as determined by the Compensation Committee. The performance awards have generally been paid 100 percent in cash but may be paid in some other combination of cash and common stock as determined by the Compensation Committee. In fiscal 2015, in lieu of a performance award, the Compensation Committee granted a restricted stock award and a choice award, each which will vest in full on the third anniversary of the grant date in an aggregate amount having a value at the time of grant equal to the participant's targeted performance award payment. For fiscal 2016, fiscal 2015, and fiscal 2014, compensation expense related to the performance awards was $4.1 million, $2.0 million, and $1.2 million, respectively, net of capitalized compensation expense of $0.2 million, $0.1 million, and $0.1 million, respectively.
Restricted stock of the Company under the 2005 LTIP is granted at no cost to participants. While participants are generally entitled to voting rights with respect to their respective shares of restricted stock, participants are generally not entitled to receive accrued cash dividends, if any, on restricted stock unless and until such shares have vested. The Company does not currently pay a dividend, and has no current plans to do so. For awards of restricted stock granted to date under the 2005 LTIP, restrictions generally limit the sale or transfer of these shares during a five year period whereby the restrictions lapse on 25 percent of these shares after two years and thereafter 25 percent each year for the next three years, subject to continued employment with the Company. In the event a participant is no longer employed by the Company, any unvested shares of restricted stock held by that participant will be forfeited. Upon issuance of restricted stock under the 2005 LTIP, unearned compensation is recorded at fair value on the date of grant to stockholders’ equity and subsequently amortized to expense over the five year restriction period. The fair value of restricted stock is based on the market value of the Company’s stock on the grant date. As of December 27, 2016, there was $43.8 million of total unrecognized compensation cost related to restricted stock included in additional paid-in capital in the Consolidated Balance Sheets. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.4 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2016, fiscal 2015, and fiscal 2014, restricted stock expense was $12.8 million, $12.6 million, and $8.3 million, respectively, net of capitalized compensation expense of $1.4 million, $1.3 million, and $0.9 million, respectively. For fiscal 2016, fiscal 2015, and fiscal 2014, the income tax benefit related to restricted stock expense was $5.1 million, $5.0 million, and $3.3 million, respectively.

A summary of the status of the Company’s restricted stock activity is set forth below:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 29, 2015	348	$166.15
Granted	90	214.32
Vested	(79)	145.32
Forfeited	(43)	180.42
Non-vested at December 27, 2016	316	$183.25

Under the deferred annual bonus match award portion of the 2005 LTIP, eligible participants received an additional 50 percent of their annual bonus, which was to be paid three years after the date of the original bonus payment provided the participant was still employed by the Company. For fiscal 2016, fiscal 2015, and fiscal 2014, compensation expense related to deferred annual bonus match awards was $0.4 million, $1.1 million, and $1.3 million, net of capitalized compensation expense of less than $0.1 million, $0.1 million, and $0.1 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Income. The Company determined that it would no longer grant the deferred annual bonus match award portion under the 2005 LTIP beginning with the 2014 measurement year. Compensation expense related to deferred annual bonus match awards for years prior to fiscal 2014 was recognized through fiscal 2016.

Stock options under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, stock options generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. The Company uses historical data to estimate pre-vesting forfeiture rates. As of December 27, 2016, there was no unrecognized compensation cost related to non-vested options. For fiscal 2016, fiscal 2015, and fiscal 2014, stock-based compensation expense related to stock options charged to general and administrative expenses was $0.2 million, $0.2 million, and $0.1 million, respectively.
The following table summarizes the Company’s stock option activity under its stock-based compensation plans during fiscal 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 29, 2015	15	$146.79
Granted	3	195.19
Exercised	(4)	103.64		381
Cancelled	—	—
Outstanding at December 27, 2016	14	$169.46	3.1	573
Exercisable at December 27, 2016	14	$169.46	3.1	$573

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last day of fiscal 2016 of $210.40 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

Cash received from the exercise of stock options in fiscal 2016, fiscal 2015, and fiscal 2014 was $0.4 million, $0.3 million, and $1.1 million, respectively. Windfall tax benefits realized from stock-based compensation in fiscal 2016, fiscal 2015, and fiscal 2014 were $2.5 million, $2.1 million, and $3.1 million, respectively, and were included as cash flows from financing activities in the Consolidated Statements of Cash Flows.
A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of the Company’s Class A common stock between the date the award was granted and the conversion date for the number of shares vested. SSARs under the 2005 LTIP are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. In addition, SSARs generally vest 25 percent after two years from the date of grant and thereafter 25 percent each year for the next three years and have a six-year term. As of December 27, 2016, the total unrecognized compensation cost related to non-vested SSARs was $1.4 million, and is expected to be recognized over a weighted-average period of approximately 2.4 years. The Company uses historical data to estimate pre-vesting forfeiture rates. For fiscal 2016, fiscal 2015, and fiscal 2014, stock-based compensation expense related to SSARs was $0.6 million, $0.5 million, and $0.2 million, respectively, net of capitalized compensation expense of less than $0.1 million, respectively, and was included in general and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s SSAR activity under its stock-based compensation plan during fiscal 2016:

	Shares (in thousands)	Weighted Average Conversion Price (1)	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 29, 2015	57	$165.54	4.5	$1,814
Granted	8	210.55
Converted	(4)	125.38
Cancelled	(6)	177.98
Outstanding at December 27, 2016	55	$173.44	3.9	$2,060
Convertible at December 27, 2016	11	$160.60	2.4	$541

(1)	Conversion price is defined as the price from which SSARs are measured and is equal to the market value on the date of issuance.

(2)
Intrinsic value for activities other than conversions is defined as the difference between the grant price and the market value on the last day of fiscal 2016 of $210.40 for those SSARs where the market value is greater than the conversion price. For conversions, intrinsic value is defined as the difference between the grant price and the market value on the date of conversion.

All SSARs outstanding at December 27, 2016 have a conversion price ranging from $99.30 to $215.78 and are expected to be recognized over a weighted-average period of approximately 3.9 years.
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
The weighted-average fair value of option awards granted and assumptions used for the Black-Scholes option pricing model were as follows for the periods indicated:

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Fair value per option awards	$53.04	$47.56	$46.01
Assumptions:
Expected term (years)	5	5	5
Expected volatility	26.4%	27.6%	28.8%
Risk-free interest rate	1.3%	1.6%	1.6%
Dividend yield	0.0%	0.0%	0.0%

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
1992 Equity Incentive Plan
The Company adopted the 1992 Plan in May 1992. A total of 8,600,000 shares of Class A common stock were authorized for issuance under the 1992 Plan as awards, which could have been in the form of stock options (both qualified and non-qualified), stock appreciation rights, performance shares, restricted stock, or stock units, to employees and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company no longer grants stock options, restricted stock, or other awards under the 1992 Plan.
2001 Employee, Director, and Consultant Stock Option Plan
The Company adopted the 2001 Plan in June 2001. A total of 3,000,000 shares of Class A common stock were authorized for issuance under the 2001 Plan as awards, which could have been in the form of stock options to employees, directors, and consultants. As a result of stockholder approval of the 2006 Plan, effective as of May 25, 2006, the Company no longer grants stock options under the 2001 Plan.
1992 Employee Stock Purchase Plan
In May 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the “ESPP”). The ESPP was subsequently amended in years prior to fiscal 2014 to increase the number of shares of the Company's Class A common stock authorized for issuance to 950,000. The ESPP gives eligible employees the option to purchase Class A common stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 85 percent of the fair market value of the Class A common stock at the end of each calendar quarter. There were approximately 22,000, 24,000, and 23,000 shares purchased with a weighted-average fair value of purchase rights of $30.20, $26.21, and $24.71 during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. For fiscal 2016, fiscal 2015, and fiscal 2014, the Company recognized expense of approximately $0.7 million, $0.6 million, and $0.6 million in each of the respective years related to stock purchase plan discounts. Effective June 5, 2014, the Plan was amended to further increase the number of the Company’s Class A common stock shares authorized for issuance to 1,050,000. Cumulatively, there were approximately 947,000 shares issued under this plan as of December 27, 2016, 925,000 shares issued under this plan as of December 29, 2015, and 901,000 shares issued under this plan as of December 30, 2014.

18. Defined Contribution Benefit Plan
The Panera Bread Company 401(k) Savings Plan (the “Plan”) was formed under Section 401(k) of the Internal Revenue Code (“the Code”). The Plan covers substantially all employees who meet certain service requirements. Participating employees may elect to defer a percentage of his or her salary on a pre-tax basis, subject to the limitations imposed by the Plan and the Code. The Plan provides for a matching contribution by the Company equal to 50 percent of the first three percent of the participant’s eligible pay. All employee contributions vest immediately. Company matching contributions vest beginning in the second year of employment at 25 percent per year, and are fully vested after five years. The Company contributed $2.7 million, $2.3 million, and $2.2 million to the Plan in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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
The accounting policies applicable to each segment are consistent with those described in Note 2, Summary of Significant Accounting Policies. Segment information related to the Company’s three business segments is as follows (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Revenues:
Company bakery-cafe operations	$2,433,945	$2,358,794	$2,230,370
Franchise operations	155,271	138,563	123,686
Fresh dough and other product operations	407,644	382,110	370,004
Intercompany sales eliminations	(201,495)	(197,887)	(194,865)
Total revenues	$2,795,365	$2,681,580	$2,529,195
Segment profit:
Company bakery-cafe operations (1)	$398,058	$366,905	$400,261
Franchise operations	150,123	133,449	117,770
Fresh dough and other product operations	27,564	23,517	22,872
Total segment profit	$575,745	$523,871	$540,903

Depreciation and amortization	$154,355	$135,398	$124,109
Unallocated general and administrative expenses	174,728	137,790	132,144
Pre-opening expenses	6,899	9,089	8,707
Interest expense	8,884	3,830	1,824
Other (income) expense, net	1,380	1,192	(3,175)
Income before income taxes	$229,499	$236,572	$277,294
Depreciation and amortization:
Company bakery-cafe operations	$115,579	$105,535	$103,239
Fresh dough and other product operations	9,768	9,367	8,613
Corporate administration	29,008	20,496	12,257
Total depreciation and amortization	$154,355	$135,398	$124,109
Capital expenditures:
Company bakery-cafe operations	$147,191	$174,633	$167,856
Fresh dough and other product operations	13,793	12,175	12,178
Corporate administration	39,079	37,124	44,183
Total capital expenditures	$200,063	$223,932	$224,217

(1)	Includes refranchising losses of $9.1 million and $17.1 million for the fiscal years ended December 27, 2016 and December 29, 2015, respectively.

	December 27, 2016	December 29, 2015
Segment assets:
Company bakery-cafe operations	$942,653	$953,717
Franchise operations	18,301	13,049
Fresh dough and other product operations	87,199	75,634
Total segment assets	$1,048,153	$1,042,400

Unallocated cash and cash equivalents	$105,529	$241,886
Unallocated trade and other accounts receivable	6,691	2,968
Unallocated property and equipment	117,178	107,333
Unallocated deposits and other	5,285	6,660
Other unallocated assets	18,775	39,592
Total assets	$1,301,611	$1,440,839

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

20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$145,574	$149,342	$179,293

Weighted average number of shares outstanding — basic	23,444	25,685	26,881
Effect of dilutive stock-based employee compensation awards	121	103	118
Weighted average number of shares outstanding — diluted	23,565	25,788	26,999

Earnings per common share:
Basic	$6.21	$5.81	$6.67
Diluted	$6.18	$5.79	$6.64

For each of fiscal 2016, fiscal 2015, and fiscal 2014, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of approximately 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

21. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the periods indicated (in thousands):

	For the fiscal year ended
	December 27, 2016	December 29, 2015	December 30, 2014
Cash paid during the year for:
Interest	$8,031	$3,073	$773
Income taxes	64,919	92,964	91,187
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$(14,235)	$(2,894)	$15,479
Promissory note received upon sale of subsidiary	(4,482)	—	—
Financed property and equipment purchases	—	12,680	—
Asset retirement obligations	615	635	9,341

22. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Fiscal 2016 - quarters ended (1)
	March 29	June 28	September 27	December 27
Revenues	$685,153	$698,900	$684,206	$727,106
Operating profit	56,631	60,231	52,221	70,680
Net income attributable to Panera Bread Company	35,088	34,501	31,975	44,010
Earnings per common share:
Basic	$1.46	$1.46	$1.37	$1.93
Diluted	$1.45	$1.46	$1.37	$1.92

	Fiscal 2015 - quarters ended (1)
	March 31	June 30	September 29	December 29
Revenues	$648,504	$676,657	$664,654	$691,765
Operating profit	51,197	68,412	52,102	69,883
Net income attributable to Panera Bread Company	31,860	41,929	32,393	43,160
Earnings per common share:
Basic	$1.20	$1.60	$1.28	$1.75
Diluted	$1.20	$1.60	$1.27	$1.74

(1)	Fiscal quarters may not sum to the fiscal year reported amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 27, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 27, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 27, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2016. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 27, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
The Company has adopted a code of ethics, called the Standards of Business Conduct that applies to its officers, including its principal executive, financial and accounting officers, and its directors and employees. The Company has posted the Standards of Business Conduct on its website at www.panerabread.com under the “Corporate Governance” section of the “Our Company - Investor Relations” webpage. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Standards of Business Conduct on its website.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) All Financial Statements:
Consolidated financial statements filed as part of this report are listed under Item 8: "Financial Statements and Supplementary Data".

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the Company is filed herewith:
Schedule II — Valuation and Qualifying Accounts
PANERA BREAD COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance - Beginning of Period	Additions Charged to Expense	Deductions/Other Additions	Balance - End of Period
Self-insurance reserves:
Fiscal year ended December 30, 2014	$31,545	$50,729	$(49,715)	$32,559
Fiscal year ended December 29, 2015	$32,559	$54,341	$(49,692)	$37,208
Fiscal year ended December 27, 2016	$37,208	$49,241	$(44,729)	$41,720

Deferred tax assets, valuation allowance:
Fiscal year ended December 30, 2014	$3,173	$1,452	$—	$4,625
Fiscal year ended December 29, 2015	$4,625	$674	$—	$5,299
Fiscal year ended December 27, 2016	$5,299	$13,814	$(7,787)	$11,326
_____________

(a)(3)	Exhibits:

See Exhibit Index incorporated into this item by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY
By:	/s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. SHAICH	Chairman and Chief Executive Officer	February 22, 2017
Ronald M. Shaich	(Principal Executive Officer)

/s/ MICHAEL J. BUFANO	Senior Vice President, Chief Financial Officer	February 22, 2017
Michael J. Bufano	(Principal Financial Officer)

/s/ MARK D. WOOLDRIDGE	VP, Controller, Chief Accounting Officer	February 22, 2017
Mark D. Wooldridge	(Principal Accounting Officer)

/s/ DOMENIC COLASACCO	Director	February 22, 2017
Domenic Colasacco

/s/ FRED K. FOULKES	Director	February 22, 2017
Fred K. Foulkes

/s/ LARRY J. FRANKLIN	Director	February 22, 2017
Larry J. Franklin

/s/ DIANE HESSAN	Director	February 22, 2017
Diane Hessan

/s/ THOMAS E. LYNCH	Director	February 22, 2017
Thomas E. Lynch

/s/ MARK C. STOEVER	Director	February 22, 2017
Mark C. Stoever

/s/ JAMES D. WHITE	Director	February 22, 2017
James D. White

/s/ WILLIAM W. MORETON	Executive Vice Chairman	February 22, 2017
William W. Moreton

EXHIBIT INDEX

Exhibit Number	Description
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

10.15
Form of Non-Qualified Stock Option Agreement for directors under the 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.16
Form of Restricted Stock Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.17
Form of Stock Settled Appreciation Right Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.18
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.19
Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Executive and Senior Vice Presidents (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-19253), as filed with the Commission on February 20, 2014 and incorporated herein by reference).†

10.20
Term Loan Agreement, dated as of June 11, 2014 by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on June 12, 2014 and incorporated herein by reference).

10.21
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

10.22
Amendment No. 1, dated as of July 16, 2015, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.23
Amendment No. 2 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

10.24
Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.25
Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

10.26
Term Loan Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.27
Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

Exhibit Number	Description
10.28
Term Loan Agreement, dated as of February 1, 2017, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and lender and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on February 7, 2017 and incorporated herein by reference).

10.29
Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Reality Limited Partnership, and Panera, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2012 (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.30
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

10.31	Separation and Release Agreement dated January 3, 2017, by and between the Registrant and Andrew Madsen.†

21*	Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer.

31.2*	Certification by Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.