Form 10-K/A
period 2016-12-27
PANERA BREAD CO
filed 2017-04-25
CIK 724606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A Common Stock at the close of business on June 28, 2016, was $3,389,849,256.

As of April 15, 2017, the registrant had 21,339,262 shares of Class A Common Stock ($.0001 par value per share) and 1,381,730 shares of Class B Common Stock ($.0001 par value per share) outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 27, 2016 (“fiscal 2016”) of Panera Bread Company, as originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of fiscal 2016.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.

Except as expressly set forth herein, this Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

Unless the context requires otherwise, all references in this Amendment to “Panera Bread,” “Panera,” the “Company,” “we,” “us,” and “our” refer to Panera Bread Company and its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

The following is biographical information relating to each director, including his or her age and period of service as a director of Panera; his or her committee memberships; his or her business experience, including principal occupation and employment and directorships at other public companies, during the past five years; his or her community activities; and his or her other experience, qualifications, attributes or skills that led our Board of Directors, or Board, to conclude he or she should serve as a director of Panera.

Class I Directors (terms ending in 2017)

Fred K. Foulkes, D.B.A. Professor of Organization Behavior at the Questrom School of Business at Boston University Age 75

Qualifications:

Dr. Foulkes brings to our Board significant experience in business strategy and human resources management and substantial knowledge of the restaurant industry, which knowledge has in part been attained as a result of Dr. Foulkes’s tenure on our Board and through his consulting experience.

Committees:

•       Compensation and Management Development (Chair)

Dr. Foulkes has served as a member of our Board since June 2003. Dr. Foulkes is a professor of organization behavior at the Questrom School of Business at Boston University, a position he has held since 1980, and he founded its Human Resources Policy Institute in 1981. Dr. Foulkes served on the Board of Directors and was chairman of the Compensation Committee of Bright Horizons Family Solutions, a provider of employer-sponsored child care and work/life consulting services, from July 1998 until its acquisition in May 2008. Dr. Foulkes has authored numerous publications on human resources management, including executive compensation.

Ronald M. Shaich Chairman and Chief Executive Officer of Panera Bread Company Age 63

Qualifications:

Mr. Shaich brings to our Board over 35 years of leadership experience in the restaurant industry and has provided the strategic vision for our company since its founding.

Committees:

None

Mr. Shaich is the founder of our company and has served as a member of our Board since 1981. Mr. Shaich has led our Board since 1988, serving as Chairman since May 1999 and Co-Chairman from 1988 until 1999. Mr. Shaich has served as our Chief Executive Officer or Co-Chief Executive Officer since March 2012 and previously, from January 1988 until May 2010.

Mark Stoever Chief Executive Officer of Monster Worldwide, Inc. Age 49

Qualifications:

Mr. Stoever brings to our Board significant experience in digital technologies, B2C and recruiting and human resource management.

Committees:

Nominations and Corporate Governance

Mr. Stoever has served as a member of our Board since January 2016. Mr. Stoever has served as the Chief Executive Officer of Monster Worldwide, Inc., the parent of Monster, a leading global online employment solution, since December 2016, and prior to that served as President from October 2015 to December 2016 and as Chief Operating Officer from November 2014 to December 2016. Mr. Stoever served as an Executive Vice President of Monster Worldwide, Inc. from November 2014 to October 2015 and as Executive Vice President, Corporate Development and Internet Advertising at Monster Worldwide, Inc. from October 2011 until November 2014. Previously, he served as an Executive Vice President of Corporate Development and Strategic Alliances at Monster Worldwide, Inc. from September 2008 to October 2011.

Class II Directors (terms ending in 2018)

Domenic Colasacco Chairman and Former Chief Executive Officer of Boston Trust & Investment Management Age 68

Qualifications:

Mr. Colasacco brings to our Board over 40 years of business and executive experience and extensive knowledge of money management and our business and industry.

Committees:

•       Lead Independent Director

•       Audit (Chair)

Mr. Colasacco has served as a member of our Board since March 2000 and as our Lead Independent Director since January 2008. Since 2004, he has served as Chairman of the Board of Directors of Boston Trust & Investment Management, a banking and trust company, which invests in excess of $8 billion in client assets. He served as Chief Executive Officer of Boston Trust & Investment Management from 1980 to 2016. Mr. Colasacco joined Boston Trust in 1974 after beginning his career in the research division of Merrill Lynch & Co. Mr. Colasacco brings to our Board over 40 years of business and executive experience and extensive knowledge of money management and our business and industry.

Thomas E. Lynch Senior Managing Director of Mill Road Capital Age 57

Qualifications:

Mr. Lynch brings to our Board more than 25 years of experience as an investor in, and manager of, publicly traded companies in the retail and restaurant industries.

Committees:

•       Nominations and Corporate Governance (Chair)

•       Compensation and Management Development

Mr. Lynch has served as a member of our Board since March 2010, and he previously served as a member of our Board from June 2003 until December 2006. Since January 2005, Mr. Lynch has served as the Senior Managing Director of Mill Road Capital, a private equity firm that he founded in January 2005. Prior to Mill Road Capital, Mr. Lynch served as a Senior Managing Director and founder of the financial advisory firm Mill Road Associates and prior to that as a Managing Director and founder of the private equity firm Lazard Capital Partners. Mr. Lynch has also been employed as a Managing Director at the Blackstone Group, an investment and advisory firm, and as a senior consultant at the Monitor Company, a strategic consulting firm. Mr. Lynch’s extensive experience as a director includes serving as chairman of the board of directors of Rubio’s Restaurants Inc., a privately held restaurant company of which Mill Road Capital is a controlling shareholder, since August 2010 and as a director of Physicians Formula Holdings, Inc., a public cosmetics company, from April 2010 to December 2012.

James D. White Former Chief Executive Officer and President of Jamba Juice, Inc. and Jamba Juice Company Age 56

Qualifications:

Mr. White brings to our Board extensive consumer products, restaurant and senior management experience.

Committees:

•       Audit

Mr. White has served as a member of our Board since January 2016. Mr. White served as the Chief Executive Officer and President of Jamba, Inc. and Jamba Juice Company, a subsidiary of Jamba Inc. and a leading health and wellness brand and leading retailer of freshly-squeezed juice, from December 2008 until January 2016. He also served as a member of the Board of Directors of Jamba, Inc. from December 2008 until January 2016, including as Chairman of the Board of Directors, from May 2010 until January 2016. Mr. White has been a director of DeVry Education Group Inc. since June 2015 and Callidus Software Inc. since July 2016. He was a director of Hillshire Brands Company from October 2012 until August 2014 and Daymon Worldwide, Inc. from February 2010 to March 2017.

Class III Directors (terms ending in 2019)

Larry J. Franklin President and Chief Executive Officer of Franklin Sports, Inc. Age 68

Qualifications:

Mr. Franklin’s leadership experience, particularly as a chief executive officer for 30 years, and broad functional skill set give him a valuable perspective on the business practices that are critical to the success of a large, growing company such as ours. During his 15-year tenure on our Board, Mr. Franklin has developed significant company and industry-specific experience.

Committees:

•       Audit

•       Compensation and Management Development

Mr. Franklin has served as a member of our Board since June 2001. He has served as the President and Chief Executive Officer of Franklin Sports, Inc., a branded sporting goods manufacturer and marketer, since 1986. Mr. Franklin joined Franklin Sports, Inc. in 1970 and served as its Executive Vice President from 1981 until 1986. Mr. Franklin currently serves on the Board of Directors of Bradford Soap International, Inc., a private manufacturer of private label soaps. He also served as Chairman of the Board of the Sports and Fitness Industry Association, a global trade association in the sports product industry since from October 2009 to 2012, and as a member of its Executive Committee from 2005 to 2015.

Diane Hessan Chief Executive Officer of Salient Ventures Age 62

Qualifications:

Through her work as a senior executive and service on numerous boards, Ms. Hessan brings market research, marketing, executive leadership and oversight experience to our Board.

Committees:

•       Nominations and Corporate Governance

Ms. Hessan has served as a member of our Board since November 2012. Ms. Hessan has served as Chief Executive Officer of Salient Ventures, a firm that advises and invests in technology startups, since July 2016. She served as Chief Executive Officer and director of the Startup Institute, which is dedicated to helping individuals transform their careers to succeed in the innovation economy, from October 2014 to June 2016. From December 1999 until February 2014, Ms. Hessan served as President and Chief Executive Officer of C Space (formerly Communispace Corporation), a marketing technology company that she founded. Since March 2014, Ms. Hessan has served as Chairman of C Space. Ms. Hessan also serves on the boards of numerous organizations, including Brightcove Inc., a public online video platform company, Beth Israel Deaconess Medical Center, CoachUp, Mass Challenge, Eastern Bank and the Tufts University Board of Trustees. She is also Special Advisor to Datapoint Capital, an early-stage venture capital firm.

William W. Moreton Executive Vice Chairman of Panera Bread Company Age 57

Qualifications:

Mr. Moreton brings to our Board more than 30 years of leadership and management experience, including more than 20 years in the restaurant industry.

Committees:

None

Mr. Moreton has served as our Executive Vice Chairman since August 2013 and as a member of our Board since May 2010. Mr. Moreton previously served as our Chief Financial Officer (Interim) from August 2014 to April 2015, our President and Co-Chief Executive Officer from March 2012 until August 2013, our President and Chief Executive Officer from May 2010 until March 2012, our Executive Vice President & Co-Chief Operating Officer from November 2008 until May 2010 and our Executive Vice President and Chief Financial Officer from October 1998 until March 2003. Prior to rejoining us in 2008, Mr. Moreton served as President and Chief Financial Officer of Potbelly Sandwich Works LLC, a restaurant chain, from April 2005 until January 2007. From January 2004 until April 2005, Mr. Moreton served as Chief Executive Officer of Baja Fresh, a subsidiary of Wendy’s International, Inc. Prior to Baja Fresh, Mr. Moreton served as Executive Vice President, Subsidiary Brand Management for Wendy’s, and Executive Vice President and Chief Financial Officer of Quality Dining, Inc., a leading national franchisee restaurant company.

Executive Officers

Certain information regarding our executive officers is set forth below. Generally, our Board appoints our officers annually, although our Board or an authorized committee of our Board may appoint officers at other times. Biographical information for Messrs. Shaich and Moreton, who serve as directors and executive officers of our company, may be found in the section above entitled “The Board of Directors”.

Name	Age	Position(s)
Ronald M. Shaich	63	Chairman and Chief Executive Officer
Blaine E. Hurst	60	President
Michael J. Bufano	42	Senior Vice President, Chief Financial Officer
William W. Moreton	57	Executive Vice Chairman
Charles J. Chapman III	54	Executive Vice President, Chief Operating Officer
Kenneth Koziol	58	Executive Vice President, Sourcing, Distribution and Manufacturing
Scott G. Blair	59	Senior Vice President, Chief Legal and Franchise Officer
John M. Meister	48	Senior Vice President, Chief Information Officer
William H. Simpson, Jr.	54	Senior Vice President, Chief Development Officer

Blaine E. Hurst.    Mr. Hurst has served as our President since December 2016, prior to which he served as our Executive Vice President, Chief Transformation and Growth Officer from October 2014 to December 2016 and as our Executive Vice President, Technology and Transformation from May 2013 to October 2014. Mr. Hurst served as our Senior Vice President, Technology and Transformation from March 2012 to May 2013 and as our Senior Vice President, Technology Business Strategies from January 2011 to March 2012. From October 2002 until January 2011, Mr. Hurst was an entrepreneur and independent consultant, assisting numerous restaurant, retail and distribution companies.

Michael J. Bufano.    Mr. Bufano has served as our Senior Vice President, Chief Financial Officer since April 2015, prior to which he served as our Senior Vice President, Planning from August 2014 to April 2015 and as our Vice President of Planning from July 2010 to August 2014. Prior to joining us, Mr. Bufano served in various positions for PepsiCo, Inc., a global food and beverage company, including as Director, Strategic & Financial Planning, PepsiCo Americas Beverages from February 2008 to July 2010.

Charles J. (Chuck) Chapman III.    Mr. Chapman has served as our Executive Vice President, Chief Operating Officer since May 2012, prior to which he served as our Executive Vice President, Development, New Business, and IT from November 2011 to May 2012. Mr. Chapman served on our Board from January 2008 until November 2011. From January 2001 until October 2011, Mr. Chapman served in several leadership positions at American Dairy Queen Corporation, a subsidiary of Berkshire Hathaway, including most recently as Chief Operating Officer from October 2005 to November 2011.

Kenneth Koziol.    Mr. Koziol has served as our Executive Vice President, Sourcing, Distribution and Manufacturing since April 2015. Prior to joining us, Mr. Koziol served as Executive Vice President, Worldwide Chief Restaurant Officer of McDonald’s Corporation, a global foodservice retailer, from January 2012 to March 2015. While at McDonald’s, he also served in a number of other leadership roles, including SVP Worldwide Innovation from July 2006 to January 2012, and, beginning in August 1988, in a variety of roles in Supply Chain & Quality Assurance.

Scott G. Blair.    Mr. Blair has served as our Senior Vice President, Chief Legal and Franchise Officer since August 2014, prior to which he served as Senior Vice President, Chief Legal Officer, General Counsel and Secretary from January 2008 to August 2014. From March 2003 until January 2008, Mr. Blair served as our Special Counsel for Employee Relations and also maintained a sole proprietorship law firm concentrating on employment law. Prior to joining us, Mr. Blair previously served as a partner in the Boston law firm of Stoneman, Chandler & Miller, where he represented a range of clients before the National Labor Relations Board, Massachusetts Commission Against Discrimination, Equal Employment Opportunity Commission, Department of Labor and numerous other state and federal agencies.

John M. Meister.    Mr. Meister has served as our Senior Vice President, Chief Information Officer since June 2013. Prior to joining us, Mr. Meister served as Group Head – Information Technology with MasterCard Worldwide from April 1998 to June 2013. While at MasterCard, Mr. Meister was responsible for all Global Transaction Processing Systems, including Authorization, Clearing and Debit systems. In addition, Mr. Meister was responsible for the Information and Analytics platforms at MasterCard.

William H. Simpson, Jr.    Mr. Simpson has served as our Senior Vice President, Chief Development Officer since September 2015. He returned to Panera as Senior Vice President in April 2015 after serving as Chief Operating Officer for Pizza Studio, a fast casual pizza brand, from October 2014 to March 2015. Mr. Simpson has previously served in various positions with us, including Senior Vice President, Chief Franchise Officer from October 2012 until September 2014, Senior Vice President, Chief Development Officer and Chief Franchise Officer from May 2012 until October 2013, Senior Vice President, Chief Company and Joint Venture Operations Officer from April 2006 until May 2012, Vice President, Retail Operations from February 2005 until April 2006 and Director of Retail Operations and Joint Venture Partner from November 2002 to February 2005.

Standards of Business Conduct

We have adopted a written Standards of Business Conduct, a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted a current copy of the Standards of Business Conduct on the Corporate Governance page of the Our Company — Investor Relations section of our website, www.panerabread.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ’s listing standards concerning any amendments to, or waivers from, any provision of the Standards of Business Conduct.

Audit Committee

The current members of the Audit Committee are Domenic Colasacco, Larry J. Franklin and James D. White. Our Board has determined that each of Messrs. Colasacco, Franklin and White are independent as defined under the NASDAQ Marketplace Rules, including the independence requirements under Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Colasacco is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our Class A Common Stock to file reports of ownership and changes of ownership with the SEC on Forms 3, 4 and 5. We believe that during fiscal 2016, our directors, executive officers and beneficial owners of more than 10% of our Class A Common Stock timely complied with all applicable filing requirements, with the exception of a late Form 4 reporting the withholding of shares to satisfy our withholding obligation in connection with the vesting of restricted stock, filed with the SEC on November 17, 2016 by Mr. Chapman, our Executive Vice President, Chief Operating Officer, and a late Form 4 reporting the withholding of shares to satisfy our withholding obligation in connection with the vesting of restricted stock, filed with the SEC on February 8, 2017 by Mr. Hurst, our President. In making these disclosures, we relied solely on a review of copies of such reports filed with the SEC and furnished to us and written representations that no other reports were required.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our stockholders with an understanding of our compensation philosophy, objectives, programs and process, as well as the compensation paid to our named executive officers, or NEOs, in fiscal 2016. For fiscal 2016, our NEOs were:

•	Ronald M. Shaich, our Chairman and Chief Executive Officer;

•	Michael J. Bufano, our Senior Vice President, Chief Financial Officer;

•	Blaine E. Hurst, our President;

•	Charles J. Chapman III, our Executive Vice President, Chief Operating Officer;

•	Kenneth Koziol, our Executive Vice President, Sourcing, Distribution and Manufacturing; and

•	Andrew H. Madsen, our former President who resigned and ceased serving as an executive officer and employee on December 9, 2016.

Compensation Objectives and Philosophy

Our executive compensation program is designed to meet the following primary objectives:

(1)	Management Recruitment and Retention. Attract, retain and motivate qualified and talented executive officers by offering an executive compensation package that is reasonable and competitive within the industries within which we compete for talent;

(2)	Performance-Based Compensation. Incent our executive officers to achieve our short-, intermediate- and longer-term performance objectives; and

(3)	Long-Term Focus on Stockholder Value. Align our executive officers’ interests with those of our stockholders in order to attain our ultimate objective of increasing stockholder value through the use of mid- and long-term cash and equity compensation.

Say-on-Pay Feedback from Stockholders

In 2016, we submitted our executive compensation program to an advisory vote of our stockholders and it received the support of over 91% of the total votes cast at our 2016 Annual Meeting of Stockholders. Our Compensation Committee considered the results of the advisory stockholder vote, together with the other factors and data discussed in this Amendment, in determining executive compensation decisions and policies. Our Compensation Committee will continue to consider the outcome of the say-on-pay votes as it reviews and determines the total compensation packages for our NEOs.

Elements of Compensation

Our executive compensation program is comprised of three basic elements:

Element	Fixed or Variable	Objectives
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is generally competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Cash Incentive	Variable	To motivate and reward the achievement of our annual performance objectives.

Long-Term Incentives	Variable	To motivate and reward the achievement of mid- and long-term performance objectives, align our executive officers’ interests with those of our stockholders by focusing on the creation of long-term stockholder value and to promote the retention of our executives and key management personnel.

We provide benefits to our executive officers at levels that are generally comparable to those offered to all our full-time management employees. Perquisites are not a significant part of our executive compensation program. Both benefits and the limited perquisites we offer to our NEOs are described in more detail below.

Executive Compensation Processes and Roles of Management, the Compensation Committee, and the Compensation Consultant

Our executive compensation is based in part on the organization levels of our executive officers, which are comprised of Chief Executive Officer, Executive Vice Chairman, President, Executive Vice President and one Senior Vice President level.

Each component of the compensation of our Chairman and Chief Executive Officer, Mr. Shaich, our Executive Vice Chairman, Mr. Moreton, and our President, Mr. Hurst, is established by our Board upon the recommendation of our Compensation Committee, with third party advisory support as determined appropriate by our Compensation Committee. Each component of compensation of our other executive officers is established by our Compensation Committee, upon the recommendation of our Chief Executive Officer and any third party advisers as determined appropriate.

The Compensation Committee has implemented an annual performance review program for our executives under which annual performance goals are determined early in each fiscal year for each of our executive officers. These goals may include both corporate goals and individual department-specific performance that facilitate the achievement of corporate performance. Annual bonuses are tied to the achievement of these performance goals.

During the first quarter of each fiscal year, we evaluate corporate and, as applicable, individual performance against the goals for the recently completed fiscal year. Our Chief Executive Officer presents to the Compensation Committee a recommendation for annual salary increases and annual bonus awards, if any, for each of the other executive officers other than our Executive Vice Chairman and our President. These recommendations are then discussed by the Compensation Committee, which approves salary increases and annual bonus awards for such executives. In the case of our Chairman and Chief Executive Officer, Executive Vice Chairman and President, their individual performance evaluations are conducted by the Compensation Committee, which recommends a salary increase and annual bonus award for such executive officer, if any, to the Board for consideration and approval.

The Compensation Committee and Board grant long-term equity and performance awards under our 2005 Long-Term Incentive Program, as amended, which we refer to as the LTIP, to our executive officers based on long-term incentive compensation targets that have been established. Newly hired and promoted executives may be granted supplemental awards, if any, at a Compensation Committee meeting following their hiring or promotion dates.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. In fiscal 2016, our Compensation Committee retained an independent compensation consultant, W.T. Haigh & Company, Inc., or W.T. Haigh, to assist the Compensation Committee with the development of our 2016-2018 long-term incentive plan, the development of market long-term incentive practices in our peer companies and the review of this Compensation and Discussion and Analysis. W.T. Haigh reports directly to the Compensation Committee and does not provide any other services to us.

Market Surveys and Competitive Analysis

In fiscal 2016, in connection with its evaluation of long-term incentive practices in our peer companies, the Compensation Committee engaged W.T. Haigh to conduct a survey reviewing the forms and mix of long-term incentive compensation, including prevalence and weighting of performance-based long-term incentives, in our peer companies. The peer companies, which were unchanged from the fiscal year ended December 29, 2015, which we refer to as fiscal 2015, were selected based primarily on the balance of the following criteria:

•	companies in the restaurant industry whose organizational structure, number of employees and market capitalization are similar, though not necessarily identical, to ours;

•	companies with similar executive positions and/or organization structure to ours;

•	companies against which we believe we compete for executive talent; and

•	public companies based in the United States whose compensation and financial data are publicly available.

Based on these criteria, our peer group for fiscal 2016 was comprised of the following 13 companies:

Bob Evans Farms, Inc. Brinker International, Inc. Buffalo Wild Wings, Inc. Chipotle Mexican Grill, Inc. Cracker Barrel Old Country Store The Cheesecake Factory Incorporated Darden Restaurants	DineEquity, Inc. Domino’s Pizza, Inc. Papa John’s International Inc. Red Robin Gourmet Burgers, Inc. Ruby Tuesday, Inc. Texas Roadhouse, Inc.

The Compensation Committee reviewed the peer group data presented by W.T. Haigh to supplement its general understanding of current long-term incentive compensation practices and levels.

Determining Executive Compensation

Our Compensation Committee’s goal is to determine executive officers’ overall total compensation levels and to ensure such compensation reflects an appropriate mix between cash payments and equity incentive awards to meet short-, intermediate- and long-term goals and objectives. The mix of compensation is designed to reward achievement of annual performance objectives, drive mid- to long-term company performance and focus on the creation of stockholder value. At the target level of performance, variable, at-risk annual incentive bonuses and long-term incentive compensation are designed to constitute a significant percentage of an executive’s total compensation.

We offer total compensation packages for our NEOs at levels we consider to be competitive with the compensation paid to executive officers at companies of similar size in the restaurant, retail and consumer industries based on our overall experience in executive hiring and our review of publicly available information. Our executive compensation program is structured to be variable and to be consistent with shorter- and longer-term company and individual performance.

2016 Target Pay Mix for Named Executive Officers

*	Excludes Mr. Madsen, who resigned effective December 9, 2016.

With respect to compensation awarded in fiscal 2016, our target fixed compensation versus variable compensation was structured as follows for our Chief Executive Officer and other NEOs:

*	Excludes Mr. Madsen, who resigned effective December 9, 2016.

We believe our executive compensation should be structured to balance appropriately annual cash compensation with longer-term equity- and cash-based compensation elements. With respect to compensation awarded in fiscal 2016, our target annual cash versus long-term equity and cash-based compensation was structured as follows for our Chief Executive Officer and other NEOs:

*	Excludes Mr. Madsen, who resigned effective December 9, 2016.

The following table sets forth the target percentages and actual percentages for salary, annual incentive bonus and long-term incentive compensation earned in fiscal 2016 by our NEOs.

	Target Fiscal 2016 Compensation Mix			Actual Fiscal 2016 Compensation Mix
		Tied to Panera Performance			Tied to Panera Performance
Name	Salary	Target annual incentive bonus	Target long- term incentive compensation(1)	Salary	Actual annual incentive bonus	Actual long- term incentive compensation(2)
Ronald M. Shaich	20.4%	20.4%	59.2%	20.8%	26.0%	53.2%
Chairman and Chief Executive Officer
Michael J. Bufano	46.5%	18.6%	34.9%	44.0%	25.6%	30.4%
Senior Vice President and Chief Financial Officer
Blaine E. Hurst	36.8%	18.4%	44.8%	37.1%	23.3%	39.6%
President
Charles J. Chapman III	36.8%	18.4%	44.8%	37.5%	22.5%	40.0%
Executive Vice President, Chief Operating Officer
Kenneth Koziol	40.5%	20.3%	39.2%	39.1%	26.4%	34.5%
Executive Vice President, Sourcing, Distribution and Manufacturing
Andrew H. Madsen (3)	30.4%	22.8%	46.8%	49.9%	—	50.1%
Former President

(1)	Target long-term incentive compensation consists of the total of the target value of (i) restricted stock and choice awards (as further described below) granted under the LTIP in fiscal 2016 and (ii) the target award payment for LTIP performance awards granted in the fiscal year ended December 30, 2014, which we refer to as fiscal 2014, the performance period for which was completed at the end of fiscal 2016.
(2)	Actual long-term incentive compensation consists of the total of the value of (i) restricted stock and choice awards granted under the LTIP in fiscal 2016 and (ii) the actual award payment for LTIP performance awards granted in fiscal 2014, the performance period for which was completed at the end of fiscal 2016.
(3)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016.

Base Salary.    The base salary of our executive officers is intended to be competitive with the salary offered by companies of similar size in the restaurant industry. The base salaries of all of our full-time management employees, including our executive officers, are reviewed annually and may be increased to reflect an individual’s role, responsibility, experience or prior performance, cost-of-living adjustments, revised market standards, promotions or other adjustments, as determined appropriate by our Compensation Committee or Board. Annual base compensation reviews are conducted for increases and promotions during the first quarter of each fiscal year. Base compensation reviews are also conducted during the fiscal year as appropriate for promotions. The base compensation of all our full-time employees is paid through standard payroll payments.

The following table sets forth the annual base salaries of our NEOs as of December 27, 2016 and December 29, 2015.

Name and Principal Position	Annual Base Salary as of December 27, 2016		Annual Base Salary as of December 29, 2015
Ronald M. Shaich	$874,300		$848,800
Chairman and Chief Executive Officer
Michael J. Bufano	$434,200		$425,000
Senior Vice President and Chief Financial Officer
Blaine E. Hurst	$573,800		$557,000
President
Charles J. Chapman III	$573,800		$557,000
Executive Vice President, Chief Operating Officer
Kenneth Koziol	$510,200		$500,000
Executive Vice President, Sourcing, Distribution and Manufacturing
Andrew H. Madsen	$—	(1)	$750,000
Former President

(1)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016.

For fiscal 2016, the Board and the Compensation Committee approved a 3% increase in base salary for all NEOs, except for Messrs. Bufano, Koziol and Madsen. The Board and the Compensation Committee approved such salary increase in an effort to ensure internal salary equity, remain competitive with companies with which we compete for executive talent and attract the essential executive talent we believe is necessary for us to achieve our goals and objectives. A 3% increase for Mr. Bufano for fiscal 2016 was prorated from his date of promotion to Senior Vice President and Chief Financial Officer on April 15, 2015. A 3% increase for Mr. Koziol for fiscal 2016 was prorated from his date of hire on April 27, 2015. A 3% increase for Mr. Madsen for fiscal 2016 was prorated from his date of hire on May 11, 2015.

Annual Incentive Bonus.    We believe that cash bonuses are an important factor in motivating our executive officers to perform at their highest level toward achievement of our primary company annual performance objectives. We believe achievement of these objectives will improve short-term operational and financial results, long-term growth and stockholder value. We also believe that establishing cash bonus opportunities is an important factor in attracting and retaining talented and qualified executives.

For fiscal 2016, the target annual incentive bonus for our NEOs ranged from 40% to 100% of each executive officer’s base salary, based on organization level, with a maximum range of bonus payout potential from zero to two times the executive’s target bonus. The following are the fiscal 2016 target annual incentive levels for our NEOs:

Executive	Target as % of Salary	Target Amount
Ronald M. Shaich	100%	$874,300
Chairman and Chief Executive Officer
Michael J. Bufano	40%	$173,680
Senior Vice President and Chief Financial Officer
Blaine E. Hurst	50%	$286,900
President
Charles J. Chapman III	50%	$286,900
Executive Vice President, Chief Operating Officer
Kenneth Koziol	50%	$255,100
Executive Vice President, Sourcing, Distribution and Manufacturing
Andrew H. Madsen	75%	$573,375
Former President

The annual incentive bonus for our NEOs, if any, is discretionary and is typically based on the attainment of company-wide performance goals, which are designed to improve our overall operational and financial results. These goals are approved by our Board and the Compensation Committee annually. Each company-wide performance goal is prioritized and weighted as a portion of the total potential bonus payout. The performance expectations for each performance goal at the target bonus payment level are generally set at a level that is considered difficult to achieve, but attainable. Based on the level of achievement against these goals, each participant is eligible to receive a bonus payment equal to a specified percentage of his annual salary. Our Board and the Compensation Committee then are permitted to exercise discretion in evaluating awards and approving the final award payouts.

Our annual performance bonus metrics are designed to drive key initiatives in order to achieve our short-, medium- and long-term financial goals. The determination of these goals begins with our annual internal financial planning process. Given that fiscal 2016 represented the culmination of several years of significant investments and the execution of several new and recently commenced key initiatives intended to drive the long term success of the business, our Board and Compensation Committee determined that it was appropriate to measure executive performance for purposes of determining bonus payouts by evaluating Panera’s progress in fiscal 2016 against its significant key initiatives. These broad initiatives, which were established by our management and reviewed by our Board and the Compensation Committee at the beginning of fiscal 2016 and which we refer to as the Key Initiatives, included the following:

•	the continued rollout of activities and projects designed to make Panera a better competitive alternative, including Panera 2.0, a strategic initiative intended to enhance the experience for both our dine-in and to-go guests; Concept Essence 2015, our blueprint for attracting and retaining our customers that we believe differentiates us from our competitors, which includes innovations in food, marketing and store design; other innovations and improvements in strategy, food, marketing, and store design to increase customer satisfaction; and progress on our Clean Food Policy commitments;

•	the development of new and expanded business channels, including catering and small order delivery through our Panera® Catering and Panera to You® initiatives; consumer packaged goods; and alternative formats for our bakery-cafes to enable us to open locations in more diverse locations;

•	investment in labor, including the recruitment and engagement of associates;

•	investment and improvement in technology and operational capabilities to drive demand and increase transaction counts and frequency in our bakery-cafes; and

•	improvements in financial performance, including increase in transaction growth and costs savings and the achievement of the goals of our refranchising initiative.

While we do not publicly disclose our internal metric targets because of the potential competitive harm that would result, we publicly announce more general performance measures, such as same store sales for the Company and diluted earnings per share, or EPS, which the achievement of the Key Initiatives are intended to drive.

For fiscal 2016, the Board’s assessment of Panera’s overall performance related to the Key Initiatives comprised the sole corporate performance measure for our annual incentive bonus. The annual incentive bonus was structured so that overall achievement at the targeted level of the Key Initiatives would result in bonus payout achievement at 100 percent – in other words, at target. Achievement above or below the targeted level of the Key Initiatives as determined by the Board would result in adjustments upward or downward to the bonus payouts.

With respect to our Board’s assessment of our performance relative to the Key Initiatives, our Board and the Compensation Committee reviewed the Key Initiatives and during the course of fiscal 2016 evaluated our progress against these initiatives on a regular basis at its periodic meetings. This evaluation culminated with a final review of a comprehensive written update setting forth each of our Key Initiatives and the progress against each during which the Compensation Committee and the Board approved annual incentive bonus payouts. During this evaluation, our Board and the Compensation Committee determined that we had made significant and meaningful progress against the Key Initiatives, including projects related to our Panera 2.0 initiatives, catering and small order delivery and operational excellence. The Board and the Compensation Committee noted in their determination the improving comparable sales performance over the course of fiscal 2016, both in absolute terms and when compared to the industry Black Box composite index provided by Black Box Intelligence, a data provider that offers restaurant and service analytics including revenue, expenses and consumer traffic data to its member participants. The Board and the Compensation Committee recognized the progress made against the Key Initiatives throughout fiscal 2016, together with the fact that Panera had exceeded its earnings targets for the year, which resulted in an increase in EPS in fiscal 2016 as compared to fiscal 2015, improved sales and expanded bakery-cafe margins.

As a result of the determination of our Board and the Compensation Committee described above, the bonus payout achievement for fiscal 2016 was scored at 125% of the target level. The annual incentive bonus payments for Messrs. Shaich and Hurst represented 125% of their respective target annual incentive level. The annual incentive bonus payment for Mr. Bufano represented 145% of his target annual incentive level, representing the additional consideration by the Board and the Compensation Committee of Mr. Bufano’s individual performance, specifically his contributions to the Company’s refranchising efforts as well as more broadly with respect to financial planning, analysis and reporting related to the Company’s progress against its transformational plan. The annual incentive bonus payment for Mr. Koziol represented 135% of his target annual incentive level, representing the additional consideration by the Board and the Compensation Committee of Mr. Koziol’s individual performance, specifically his contributions to the Company’s success in meeting its internal goals related to cost savings initiatives related to sourcing and distribution. The annual incentive bonus payment for Mr. Chapman represented 120% of his target annual incentive level, representing the additional consideration by the Board and the Compensation Committee of Mr. Chapman’s individual performance related to Company operations. As a result of his resignation, Mr. Madsen was not entitled to receive an annual incentive bonus for fiscal 2016.

The payment and amount of Mr. Shaich’s annual bonus is discretionary and determined by our Board following a review of our performance during the fiscal year on which the bonus is based. In making its determination, our Board, upon the recommendation of our Compensation Committee, may consider any number of factors, including the achievement of our corporate performance goals for that year and the recommendation of management and third party advisers. For fiscal 2016, our Board approved an annual incentive bonus for our Chairman and Chief Executive Officer at 125% of his target opportunity consistent with the determination of the Compensation Committee described above.

The following table sets forth the annual incentive bonuses paid to each of our NEOs for fiscal 2016:

Executive	FY 2016 Annual Incentive Bonus
Ronald M. Shaich	$1,092,875
Chairman and Chief Executive Officer
Michael J. Bufano	$251,836
Senior Vice President and Chief Financial Officer
Blaine E. Hurst	$358,625
President
Charles J. Chapman III	$344,280
Executive Vice President, Chief Operating Officer
Kenneth Koziol	$344,385
Executive Vice President, Sourcing, Distribution and Manufacturing

Other Eligible Employees and Other Programs.    The annual incentive bonus program is offered to all of our other employees at the manager level and above. Eligibility for our other management employees varies primarily by the organization level and level of achievement of each of several pre-established incentive goals approved by our Chairman and Chief Executive Officer. In place of the annual management incentive bonus program, we also offer special cash incentive bonus programs to targeted full-time management employees in an effort to accomplish key company initiatives. These special cash incentive bonus programs are tailored to drive achievement of our company performance objectives specifically targeted to our store operations, real estate development and manufacturing, as well as to reward applicable individual performance standards, including but not limited to safe driving records, customer service, sanitation and safety.

Long-Term Incentive Program Compensation

Our NEOs, along with our other management employees, are eligible to participate in our LTIP, which is a sub-plan under our 2015 Stock Incentive Plan.

Our LTIP is designed to align our executives’ long-term goals with those of our stockholders by providing participants with incentives to drive our long-term performance over multi-year periods. Each award to our executive officers typically includes an annual grant of equity (restricted stock and stock settled appreciation rights, or SSARs), which vest over a five-year period, and also a payment of cash or stock (or a combination thereof), based on our cumulative achievement of various operating performance metrics over a three-consecutive-fiscal-year period, which we refer to as an LTIP performance period. Participation in our LTIP in any given year is discretionary, as determined by our Compensation Committee, upon the recommendation of our Chairman and Chief Executive Officer.

The LTIP awards to our executive officers and other officers at the Vice President level are typically comprised of any or all of the following:

•	restricted stock awards;

•	choice awards in the form of restricted stock awards and/or SSAR awards at the participant’s election; and

•	performance awards in the form of a deferred payment of stock or cash (or a combination thereof), with the level of grant based on each participant’s organization level.

A significant portion of our equity awards is directly tied to our long-term performance:

The performance award component of our LTIP, described below in more detail, comprises half of the target LTIP award payments. Restricted stock award and choice award components, also described below in more detail, together comprise the other half of these target award payments. The actual award payment of the performance award component will be adjusted, based on our performance over an LTIP performance period over which that component is measured and the restricted stock and choice components are variable based on our stock price performance. All LTIP grants are made at regularly scheduled meetings of our Board and Compensation Committee or, upon determination of the Compensation Committee, at a meeting convened on the first business day of any intervening month as appropriate.

The values of the LTIP grants made in fiscal 2016 to our NEOs are set forth in the table below. Values reflected for each component are expressed as a percentage of annual base salary (at the rate in effect on the grant date) from which they are determined. The values reflected in the table below differ from the values set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table with respect to choice awards because executives who elect to receive SSAR awards are granted such SSAR awards not as percentage of salary but rather as a ratio, based on a multiple determined by us, of the overall restricted stock grant the executive would have received had the award been granted 100% in restricted stock; and with respect to restricted stock awards, due to rounding since we do not grant fractional shares:

Name	2016 Restricted Stock Awards: Value on Grant Date (% Base Salary at Grant Date)		2016 Choice Awards: Value on Grant Date (% Base Salary at Grant Date) and Election (1)		2016 Performance Awards: Value on Grant Date of Target Award (% Base Salary at Grant Date)		Total Target LTIP Awards Value (% of Base Salary at Grant Date)
Ronald M. Shaich	$655,725	75%	$655,725	75%	$1,311,450	150%	300%
Chairman and Chief Executive Officer
Michael J. Bufano	$108,550	25%	$108,550	25%	$217,100	50%	100%
Senior Vice President and Chief Financial Officer
Blaine E. Hurst	$179,313	31.25%	$179,313	31.25%	$358,625	62.5%	125%
President
Charles J. Chapman III	$179,313	31.25%	$179,313	31.25%	$358,625	62.5%	125%
Executive Vice President, Chief Operating Officer
Kenneth Koziol	$159,438	31.25%	$159,438	31.25%	$318,875	62.5%	125%
Executive Vice President, Sourcing, Distribution and Manufacturing
Andrew H. Madsen (2)	$382,250	50%	$382,250	50%	$764,500	100%	200%
Former President

(1)	Each of Messrs. Shaich, Bufano, Hurst, Chapman, Koziol and Madsen elected to receive 100% of his 2016 choice award as a restricted stock award.
(2)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016. As a result of his resignation, Mr. Madsen forfeited all of his unvested equity awards.

Restricted Stock Awards.    Restricted stock awards make up 25% of each participant’s total LTIP annual target opportunity. Restricted stock awards are granted annually and are comprised of shares of Class A Common Stock that are subject to forfeiture. The shares of restricted stock underlying the restricted stock awards may not be sold or transferred and are generally not entitled to receive dividends paid on the Class A Common Stock, if any, until such shares vest. The shares of restricted stock vest over five years, with 25% of such shares vesting on each of the second, third, fourth and fifth anniversaries of the approved vesting reference date, subject to continued employment with us. In the event of the executive’s death or disability between two vesting accrual periods, a pro rata portion of the additional restricted stock which would have vested had the participant not died or become disabled prior to the vesting accrual period next following the death or disability will be vested. Awards to our NEOs under the restricted stock award component, expressed as a percentage of base salary, ranged from 25% to 75% in fiscal 2016, based on the NEO’s organization level. Restricted stock awards were included in the LTIP to provide eligible participants with direct equity ownership, while also providing incentives to remain employed with us throughout the five-year period over which the shares underlying the award vest.

Choice Awards.    Choice awards are granted annually in the form of restricted stock and/or SSARs and make up 25% of each participant’s total LTIP annual target opportunity. The executive can elect to receive restricted stock or a SSAR award, or a combination of restricted stock and a SSAR award. A SSAR award entitles the recipient to the right to receive the appreciation in value of such number of shares that is equal to a multiple of the number of shares of restricted stock that would have been awarded to the recipient under a restricted stock award. In fiscal 2016, the applicable multiple as determined by the Compensation Committee was four SSARs for each share of restricted stock. SSARs granted pursuant to a choice award have an exercise price equal to the closing price of the Class A Common Stock on The NASDAQ Global Select Market on the date of grant. SSARs vest over the same five-year period as restricted stock awards as described above, with 25% vesting on each of the second, third, fourth and fifth anniversaries of the approved vesting reference date, subject to continued employment with us. The SSARs expire six years from the date of grant, but will be subject to earlier termination as provided in the award agreement. In the event of the executive’s death or disability between two vesting accrual periods, a pro rata portion of the additional portion of the SSAR that would have vested had the participant not died or become disabled prior to the vesting accrual period next following the death or disability will be vested. The provisions of the restricted stock awards described above also apply to the choice awards that the executive elects to receive as restricted stock awards, if any. Awards to our NEOs under the choice award component, like the restricted stock award component, expressed as a percentage of base salary, ranged from 25% to 75% in fiscal 2016, based on the NEO’s organization level. Taking the restricted stock award and choice award components together, the range of target awards to our NEOs for both components is 50% to 150% of base salary, based on the executive officer’s organization level. Choice awards were included in the LTIP to provide eligible participants with the flexibility to choose the form of award, given that each individual’s financial and other circumstances may vary.

Performance Awards.    The performance award component is based on the level of our cumulative achievement of predetermined performance metrics in each of three consecutive fiscal years which comprise the LTIP performance period for which the award is made. The performance award component makes up 50% of each participant’s total LTIP annual target opportunity. The performance award is earned based on our achievement of these predetermined company performance metrics, assuming the recipient remains employed by us throughout the LTIP performance period and on the date of payment. The performance metrics are established by our Compensation Committee and approved by our Board during the first year of the LTIP performance period to which the metrics pertain. Each performance metric, weighting of each metric, and award levels for each metric of the performance awards are communicated to each recipient. The performance awards are payable in a combination of cash and whole shares of Class A Common Stock as the Compensation Committee determines. The target award payment for the NEOs ranges from 50% to 150% of base salary, based on organization level. However, the actual award payment will be adjusted, based on our performance over the LTIP performance period, and any other factors as determined by our Compensation Committee. The actual award payment for the performance award component ranges from zero, since it is eliminated if we fail to achieve the minimum threshold level for one or all of our performance metrics, as applicable, over the LTIP performance period, to double the individual’s targeted award payment if we achieve maximum performance in one or all of our performance metrics, as applicable, subject to any adjustments as determined by our Compensation Committee. Additionally, our Compensation Committee may adjust the actual award payments up to the executive’s targeted award payout in the event the minimum threshold level of performance established by the Compensation Committee is not achieved if, in Compensation Committee’s judgment, our company’s performance during the LTIP performance period is comparable or exceeds that of its peers, as determined by the Compensation Committee. In fiscal 2015, choice awards and restricted stock awards, which, together, we refer to as replacement awards, were granted to certain employees, including our NEOs, in lieu of granting 2015-2017 performance awards.

Our Board, on the recommendation of the Compensation Committee, has determined that, consistent with the terms of the LTIP, certain employees hired or promoted after the commencement of an existing LTIP performance period and eligible to receive performance awards under the LTIP would be eligible to receive payouts under such performance awards on a pro rata basis with respect to such LTIP performance period.

2014-2016 Performance Awards: The LTIP performance period for LTIP performance awards granted in fiscal 2014, or the 2014-2016 performance awards, ended at the close of fiscal 2016. The LTIP performance award structure, performance target, performance results, value of the component as a percentage of the target value of each award and the actual payout as a percentage of the target value of each award were as follows:

Performance Metric	Component Weighting	Threshold	Target (100% Payout)	Maximum (200% Payout)	Actual Achievement during Performance Period	Calculated Payout as a Percentage of Target Value of Award	Actual Payout as a Percentage of Target Value of Award
EPS Growth Total (1)	100%	—	10.7%	16.7%	1.4%	0%	75%

(1)	Excludes the unfavorable impact of $0.77 per diluted share from Panera’s refranchising efforts in fiscal 2016 and fiscal 2015, the unfavorable impact of $0.21 per diluted share for amounts reserved for legal matters, and the impact of favorable tax-related adjustments, litigation benefit, and charges related to goodwill impairment totaling $0.11 per diluted share. The application of these adjustments resulted in a calculated payout of 0% of each participant’s target award payment.

The cumulative achievement of the performance metric for the 2014-2016 performance awards for the performance period resulted in a calculated payout of 0% of each participant’s target award payment. Consistent with its discretionary authority to determine the appropriate payout for performance awards under the LTIP, with respect to the 2014-2016 performance awards, the Compensation Committee reviewed both the achievement of the performance metric for the performance period and then applied its judgment of Panera’s overall performance, particularly during fiscal 2015 and fiscal 2016, and relative to similar companies in our business segment. While the actual achievement of the performance metric for the performance period resulted in the calculated payout of 0% of an individual’s target award payment, the Compensation Committee determined that it was appropriate to award payouts at a higher level than the calculated payout (but less than the target award payments). In making this determination, the Compensation Committee considered Panera’s improving comparable same store sales during the performance period in both absolute terms and when measured against its industry peers as reflected in the Black Box all-industry index, which such comparable same store sales outperformed the index at an accelerating rate in fiscal 2015 and fiscal 2016. Additionally, the Compensation Committee noted that we had made significant strides against our key strategic initiatives during the performance period related to our transformation plan as indicated by recent trends in its key financial metrics during fiscal 2016, most notably the Company’s positive EPS growth of 7% for fiscal 2016. As such, the Compensation Committee determined that the appropriate payout for the 2014-2016 performance awards should be set at 75% of a participant’s target award payment, instead of the calculated payout.

In March 2017, our Compensation Committee approved the payment of performance awards entirely in cash for the LTIP performance period ending in fiscal 2016. Based on the actual payout as a percentage of the target value of each award, the payments to our NEOs for the 2014-2016 performance awards, which were paid in March 2017, were as follows:

Name	Target Value of Performance Award on Date of Grant (% Base Salary at Grant Date)		Actual Payout as a Percentage of Target Value of Performance Award	Actual Payment
Ronald M. Shaich Chairman and Chief Executive Officer	$1,236,000	150%	75%	$927,000
Michael J. Bufano (1) Senior Vice President and Chief Financial Officer	$109,599	35.33%	75%	$82,199
Blaine Hurst President	$337,969	62.5%	75%	$253,477
Charles J. Chapman III Executive Vice President, Chief Operating Officer	$337,969	62.5%	75%	$253,477
Kenneth Koziol (2) Executive Vice President, Sourcing, Distribution and Manufacturing	$174,851	34.97%	75%	$131,138
Andrew H. Madsen (3) Former President	$410,027	54.67%	—	—

(1)	Mr. Bufano was promoted from Vice President, Planning to Senior Vice President, Planning on August 6, 2014. The dollar amounts and percentages represent, or are based on, as applicable, a target performance award value based on an annual base salary of $270,638 from January 1, 2014 through August 5, 2014 and $320,000 from August 6, 2014 through December 27, 2016, along with a corresponding change in target percentage from 25% to 37.5% in connection with this promotion. There was no corresponding change to Mr. Bufano’s target performance award value as a result of his promotion to Senior Vice President, Chief Financial Officer on April 15, 2015.
(2)	Mr. Koziol began serving as our Executive Vice President, Sourcing, Distribution and Manufacturing on April 27, 2015. The dollar amounts and percentages represent, or are based on, as applicable, a prorated portion of his target performance award value.
(3)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016. While Mr. Madsen was granted a 2014-2016 performance award, under the terms of the LTIP he is not entitled to receive any payments in connection with such performance award.

Other Eligible Employees.    The LTIP program, subject to certain adjustments based on the organization level or role of the participants, is generally available to all our full-time management employees. For fiscal 2016, approximately 877 employees received LTIP grants, including, in addition to our NEOs, three other current executive officers and approximately 868 other management employees.

Benefits

We make the following benefit packages generally available to our full-time employees, including our NEOs, upon satisfaction of eligibility requirements:

•	matching contributions to our 401(k) plan (up to defined limits);

•	payment of life insurance and accidental death and dismemberment premiums;

•	relocation reimbursements;

•	participation in our employee stock purchase plan and other benefit plans; and

•	payment of customary employer portion of premiums under medical benefit plans.

Perquisites

We also offer limited perquisites to our executive officers, which are not generally available to all employees, as follows:

Chairman and Chief Executive Officer.    Our Board has approved the following benefits for Mr. Shaich, which he is eligible to receive for as long as he serves as our Chairman and Chief Executive Officer:

•	a monthly car allowance of $1,500;

•	travel by chartered jet for company business purposes, under hourly lease arrangements, or via first class commercial air, provided that Mr. Shaich utilizes chartered jet for company business purposes only; and

•	reimbursement for outside legal expenses related to individual securities law compliance matters, such as beneficial ownership reporting and Rule 10b5-1 trading plans, up to $20,000 annually.

Executive Vice Chairman.    Our Board has approved the following benefits for Mr. Moreton, which he is eligible to receive for as long as he serves as our Executive Vice Chairman:

•	a monthly car allowance of $1,500; and

•	reimbursement for outside legal expenses related to individual securities law compliance matters, such as beneficial ownership reporting and Rule 10b5-1 trading plans, up to $20,000 annually.

President.    Our Board has approved a monthly car allowance of $1,500 for Mr. Hurst, which he is eligible to receive for as long as he serves as our President:

Executive Vice President, Chief Operating Officer.    Our Board has approved the reimbursement for travel from Mr. Chapman’s home to our office in Needham, Massachusetts, which Mr. Chapman is eligible to receive for as long as he serves as our Executive Vice President, Chief Operating Officer.

In making its determination to approve these services, our Board considered the range of these perquisites at other companies along with the travel requirement which may be placed on Mr. Shaich in visiting company-owned and franchise-operated bakery-cafes and attending meetings with our employees, franchisees, vendors and stockholders. Mr. Shaich is also approved to have his family accompany him in the chartered jet on business trips provided the aggregate incremental cost to us is de minimis.

Other NEOs

Our Board has approved the following benefits for our other NEOs:

•	Air travel utilizing services under contract — to offset the costs for business travel, our employees may accompany Mr. Shaich on company-related business trips under arrangements we may make to provide such chartered jet service.

•	As approved by our Compensation Committee, we may make available to our executive officers outside legal counsel selected by us for the purposes of obtaining advice related to individual securities law compliance matters, such as beneficial ownership reporting and Rule 10b5-1 trading plans, up to $3,000 annually per executive officer.

Except as described above, none of our NEOs is offered any other form of compensation qualifying as perquisites.

Employment Agreements

We do not have employment agreements with any of our NEOs, and we do not provide them any benefits payable by reason of retirement (other than under our 401(k) plan, as described in the Summary Compensation Table). However, each of our NEOs is subject to a non-competition agreement. For all our employees at the director level and above including our NEOs, as well as certain individuals in positions below the director level, the non-competition agreements provide for payments of separation pay in the form and amount of continued base pay for up to specified terms, reduced by compensation received from other sources, along with continued health, and in some instances 401(k), benefits for the same term, in the event of our termination of employment without cause. The length of the maximum term during which separation pay may continue correlates to the applicable organization level, which in the case of our NEOs and all other executive officers, is one year.

Announcement of Transaction with JAB Holdings B.V.

On April 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rye Parent Corp., a Delaware corporation (“Parent”), Rye Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and JAB Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands (“JAB”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of (i) Class A common stock, with a par value of $0.0001 per share, of the Company (the “Class A Common Stock”), and (ii) Class B common stock, with a par value of $0.0001 per share, of the Company (the “Class B Common Stock”, and, together with the Class A Common Stock, the “Common Stock”), except for certain excluded shares, will be automatically cancelled and converted into the right to receive $315.00 in cash (the “Merger Consideration”).

In addition, subject to the terms and conditions of the Merger Agreement, at the Effective Time, (a) each outstanding stock option and stock appreciation right of the Company will accelerate and become fully vested and will be converted into the right to receive a cash amount based on the spread, if any, of the Merger Consideration over the exercise price payable per share under such stock option or stock appreciation right, as applicable, (b) each outstanding restricted share of the Company will accelerate and become fully vested and receive the same treatment as the Common Stock, in each case, paid as soon as reasonably practicable after the Effective Time, net of any applicable withholding taxes. In addition, each outstanding performance award of the Company for which the performance period has not ended will be cancelled and converted into the right to receive a cash amount based on the greater of target and actual performance determined through the Effective Time, to be paid as follows: (i) a pro-rata portion of each performance award will be paid as soon as reasonably practicable after the Effective Time; and (ii) the remaining portion of each performance award will be paid on the earlier of the date on which such performance award was originally scheduled to vest (subject to the holder’s continued employment with the Company or any of its affiliates through such date), and the holder’s termination of employment without cause or resignation for good reason, in each case, net of any applicable withholding taxes.

In connection with the Merger, the Company entered into a Non-Competition Agreement with Mr. Shaich. The Non-Competition Agreement restricts Mr. Shaich, for a period of one year following his termination of employment with the Company for any reason, from engaging in competitive activities against the Company and from soliciting the Company’s employees, contractors, consultants, catering customers or franchisees. As consideration for the non-competition and non-solicitation covenants, Mr. Shaich will receive a lump sum payment of $7 million upon the closing of the Merger, which Mr. Shaich will be required to repay to the Company if he violates the covenants during the one year restricted period. The Non-Competition Agreement also provides that Mr. Shaich will be entitled to receive a lump sum payment equal to three times the sum of his base salary and target annual incentive bonus upon his termination by the Company without cause or by Mr. Shaich for good reason, each as defined in the Non-Competition Agreement (a “qualifying termination”), or, if later, upon the second anniversary of the Closing. Upon a qualifying termination, Mr. Shaich will also be eligible to receive a pro-rated portion of his annual incentive bonus based on actual performance and paid at the time such bonuses are paid to similarly situated employees and 18 months of continued medical insurance coverage.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement originally filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2017, and which is incorporated herein by reference.

Accounting and Tax Considerations

The corporate financial reporting and income tax consequences of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Overall, the Compensation Committee seeks to balance its objective of providing an effective compensation package to our NEOs with the desire to maximize the deductibility of compensation, while ensuring an appropriate (and transparent) impact on reported earnings and other closely followed financial measures.

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for annual compensation in excess of $1,000,000 that is paid to the company’s chief executive officer and to each other officer (other than its chief executive officer and chief financial officer) whose compensation is required to be reported to stockholders pursuant to the Exchange Act by reason of being among the company’s three most highly paid executive officers. Certain compensation, including qualified “performance-based” compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and may, in its judgment after considering the tax consequences and financial effects such action may have on us, design and authorize compensation elements that may not be deductible under Section 162(m) when it believes that such compensation is appropriate and in our best interests.

Summary Compensation

The following table sets forth information regarding the compensation earned by or paid to our NEOs during the fiscal years indicated.

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (4) ($)	Total ($)
Ronald M. Shaich	2016	873,320	2,019,875	1,311,079	—	—	42,451	4,246,725
Chairman and Chief Executive Officer (Principal Executive Officer)	2015 2014	847,847 823,077	1,404,600 618,000	1,909,508 1,235,852	608,415 —	132,000 709,155	32,109 25,985	4,934,479 3,412,069
Michael J. Bufano	2016	433,846	334,035	217,075	—	—	2,502	987,458
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2015	391,827	170,185	333,719	—	10,019	2,436	908,186
Blaine E. Hurst	2016	573,154	612,102	358,195	—	—	16,639	1,560,090
President	2015	556,375	409,044	1,195,853	—	34,404	8,656	2,204,332
	2014	540,144	202,781	337,804	—	195,881	5,595	1,282,205

Charles J. Chapman III	2016	573,154	597,757	358,195	—	—	17,587	1,546,693
Executive Vice President, Chief Operating Officer	2015 2014	556,375 540,144	418,875 202,781	1,195,853 337,804	— —	36,094 196,988	15,230 5,217	2,222,427 1,282,934
Kenneth Koziol	2016	509,808	475,523	318,491	—	—	2,276	1,306,098
Executive Vice President, Sourcing, Distribution and Manufacturing
Andrew H. Madsen (5)	2016	761,002	—	764,293	—	—	80,610	1,605,905
Former President	2015	452,885	372,946	3,086,903	—	17,491	69,509	3,999,734

(1)	Messrs. Bufano and Madsen were not NEOs in fiscal 2014. Mr. Koziol was not a NEO in fiscal 2014 and fiscal 2015.
(2)	The amounts reported in this column for fiscal 2014 reflect amounts earned as annual incentive bonuses. The amounts reported in the column for fiscal 2015 reflect (i) the amounts earned as annual incentive bonuses and (ii) the payouts for the 2013-2015 performance awards that were over and above the calculated payouts for such performance awards. The amounts reported in the column for fiscal 2016 reflect (i) the amounts earned as annual incentive bonuses and (ii) the payouts for the 2014-2016 performance awards that were over and above the calculated payouts for such performance awards, as described under the heading “Compensation Discussion and Analysis – Long-Term Incentive Program Compensation – Performance Awards”. Such amounts for each NEO for fiscal 2016 are set forth in the table below. The calculated payout of the 2014-2016 performance awards for each NEO was $0.

Name	2016 Annual Incentive Bonus ($)	Payouts for 2014-2016 Performance Awards (over and above the Calculated Payouts) ($)
Ronald M. Shaich	1,092,875	927,000
Michael J. Bufano	251,836	82,199
Blaine E. Hurst	358,625	253,477
Charles J. Chapman III	344,280	253,477
Kenneth Koziol	344,385	131,138
Andrew H. Madsen (5)	—	—

(3)	These amounts represent the aggregate grant date fair value of awards for fiscal 2016, fiscal 2015 and fiscal 2014, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2016 regarding assumptions underlying the valuation of equity awards. To see the value actually received by the NEOs in fiscal 2016, see the Option Exercises and Stock Vested in Fiscal 2016 table on page 22.

(4)	The amounts reported in the All Other Compensation column reflect, for each NEO, the sum of (1) the dollar value of life insurance premiums we paid; (2) the dollar value of accident, disability and death insurance we paid; (3) the amount we contributed to the 401(k) plan; and (4) the incremental cost to us of all perquisites and other personal benefits. Specifically, the All Other Compensation column above includes:

Name	Fiscal Year	Group Variable Universal Life Insurance Premiums Paid ($)	Accident, Disability and Death Insurance Premiums Paid ($)	Dollar Value Contributed to the Executive’s Account under 401(k) Plan ($)	Incremental Cost of All Perquisites and Other Personal Benefits ($)
Ronald M. Shaich	2016	4,442	126	8,056	18,214(a)
	2015	3,989	126	9,780	18,214(a)
	2014	3,727	144	3,900	18,214(a)
Michael J. Bufano	2016	427	76	1,999	—
	2015	406	76	1,954	—
Blaine E. Hurst	2016	2,126	76	5,287	9,150(b)
	2015	1,902	76	4,811	1,867(b)
	2014	1,611	84	3,900	—
Charles J. Chapman III	2016	1,169	76	5,287	11,055(c)
	2015	1,104	76	7,703	6,347(c)
	2014	1,233	84	3,900	—
Kenneth Koziol	2016	1,611	76	589	—
Andrew H. Madsen	2016	2,236	76	—	78,298(d)
	2015	1,249	44	—	68,216(d)

(a)	Consists of car expenses and outside legal expenses.
(b)	Consists of expenses associated with Mr. Hurst’s travel from his home to our office in Needham, Massachusetts.
(c)	Consists of expenses associated with Mr. Chapman’s travel from his home to our office in Needham, Massachusetts.
(d)	Consists of car, travel and lodging expenses associated with Mr. Madsen’s travel from his home to our office in Needham, Massachusetts.

(5)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016. As a result of his resignation, Mr. Madsen forfeited all of his unvested equity awards. In addition, while Mr. Madsen was granted a 2014-2016 performance award, under the terms of the LTIP he is not entitled to receive any payments in connection with such performance award.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made to a NEO during fiscal 2016 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

Fiscal 2016 Grants of Plan-Based Awards

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (2) (#)	Stock Option Awards ($)
Ronald M. Shaich (3)	1/1/16	—	1,311,450	2,622,900	—	—
	8/2/16	—	—	—	3,038	655,540
	8/2/16	—	—	—	3,038	655,540
Michael J. Bufano	1/1/16	—	217,100	434,200	—	—
	8/2/16	—	—	—	503	108,537
	8/2/16	—	—	—	503	108,537
Blaine E. Hurst	1/1/16	—	358,625	717,250	—	—
	8/2/16	—	—	—	830	179,097
	8/2/16	—	—	—	830	179,097
Charles J. Chapman III	1/1/16	—	358,625	717,250	—	—
	8/2/16	—	—	—	830	179,097
	8/2/16	—	—	—	830	179,097
Kenneth Koziol	1/1/16	—	318,875	637,750	—	—
	8/2/16	—	—	—	738	159,246
	8/2/16	—	—	—	738	159,246
Andrew H. Madsen (4)	1/1/16	—	764,500	1,529,000	—	—
	8/2/16	—	—	—	1,771	382,146
	8/2/16	—	—	—	1,771	382,146

(1)	Represents awards granted in fiscal 2016 related to the performance award component of our LTIP. This performance award is earned based on the level of our cumulative achievement of a predetermined performance metric during the fiscal 2016-2018 performance period.
(2)	Represents awards granted in fiscal 2016 related to the restricted stock award component or choice award component of our LTIP. Restricted stock awards are comprised of shares of Class A Common Stock that are subject to forfeiture. The choice awards are in the form of a restricted stock award or SSARs. The shares of restricted stock and SSARs each vest over a five-year period, with 25% vesting on the second anniversary of the approved vesting reference date and an additional 25% vesting each year thereafter for the subsequent three years, subject to continued employment with us.
(3)	In March 2012, our Board determined that on a going forward basis, our Chief Executive Officer would be eligible for annual grants under our LTIP in an amount equal to 300% of his annual base salary, which includes eligibility for a performance award equal to 150% of his annual base salary, a choice award equal to 75% of his annual base salary, and a restricted stock award equal to 75% of his annual base salary.
(4)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016. As a result of his resignation, Mr. Madsen forfeited all of his unvested equity awards and will not receive any payments in connection with the grant awarded in fiscal 2016 related to the performance award component of our LTIP.

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning restricted stock that has not vested, stock options that have not been exercised and equity incentive plan awards for each of our NEOs outstanding as of December 27, 2016.

Outstanding Equity Awards at December 27, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date ($)		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Ronald Shaich	5,415	5,415	166.19	7/30/2019	(1)	—		—
	—	13,790	161.54	2/26/2021	(2)	—		—
	—	—	—	—		695	(4)	146,228
	—	—	—	—		695	(4)	146,228
	—	—	—	—		1,805	(5)	379,772
	—	—	—	—		3,134	(6)	659,394
	—	—	—	—		3,134	(6)	659,394
	—	—	—	—		3,940	(7)	828,976
	—	—	—	—		3,143	(14)	661,287
	—	—	—	—		3,143	(14)	661,287
	—	—	—	—		3,038	(16)	639,195
	—	—	—	—		3,038	(16)	639,195
Michael J. Bufano	—	—	—	—		53	(3)	11,151
	—	—	—	—		53	(3)	11,151
	—	—	—	—		99	(5)	20,830
	—	—	—	—		99	(5)	20,830
	—	—	—	—		304	(6)	63,962
	—	—	—	—		304	(6)	63,962
	—	—	—	—		376	(7)	79,110
	—	—	—	—		376	(7)	79,110
	—	—	—	—		524	(14)	110,250
	—	—	—	—		524	(14)	110,250
	—	—	—	—		503	(16)	105,831
	—	—	—	—		503	(16)	105,831
Blaine E. Hurst	—	—	—	—		151	(3)	31,770
	—	—	—	—		151	(3)	31,770
	—	—	—	—		494	(5)	103,938
	—	—	—	—		494	(5)	103,938
	—	—	—	—		857	(6)	180,313
	—	—	—	—		857	(6)	180,313
	—	—	—	—		1,077	(7)	226,601
	—	—	—	—		1,077	(7)	226,601
	—	—	—	—		3,095	(8)	651,188
	—	—	—	—		859	(14)	180,734
	—	—	—	—		859	(14)	180,734
	—	—	—	—		830	(16)	174,632
	—	—	—	—		830	(16)	174,632
Charles J. Chapman III	—	—	—	—		216	(3)	45,446
	—	—	—	—		216	(3)	45,446
	—	—	—	—		494	(5)	103,938
	—	—	—	—		494	(5)	103,938
	—	—	—	—		857	(6)	180,313
	—	—	—	—		857	(6)	180,313
	—	—	—	—		1,077	(7)	226,601
	—	—	—	—		1,077	(7)	226,601
	—	—	—	—		3,095	(8)	651,188
	—	—	—	—		859	(14)	180,734
	—	—	—	—		859	(14)	180,734
	—	—	—	—		830	(16)	174,632
	—	—	—	—		830	(16)	174,632
Kenneth Koziol	—	2,625	186.14	5/20/2021	(10)	—		—
	1,566	3,134	186.14	5/20/2021	(13)	—		—
	—	1,542	202.52	8/5/2021	(15)	—		—
	—	—	—	—		750	(9)	157,800
	—	—	—	—		230	(11)	48,392
	—	—	—	—		230	(11)	48,392
	—	—	—	—		896	(12)	188,518
	—	—	—	—		385	(14)	81,004
	—	—	—	—		771	(14)	162,218
	—	—	—	—		738	(16)	155,275
	—	—	—	—		738	(16)	155,275
Andrew H. Madsen (17)	—	—	—	—		—		—

(1)	Represents SSARs awarded on July 30, 2013, which vest over five years in four equal installments beginning on the second anniversary of the grant date, subject to continued employment with us. The first installment vested on July 30, 2015, with each remaining installment vesting every year thereafter until fully vested.

(2)	Represents replacement choice award in the form of SSARs awarded on February 26, 2015 in lieu of a three-year performance award under the LTIP for the performance period from 2015 to 2017. The SSARs vest in full on February 26, 2018, subject to continued employment with us.
(3)	Represents grants awarded on August 23, 2012 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vested on August 23, 2014 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(4)	Represents grants awarded on September 21, 2012 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vested on September 21, 2014 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(5)	Represents grants awarded on July 30, 2013 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vested on July 30, 2015 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(6)	Represents grants awarded on August 6, 2014 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vested on August 6, 2016 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(7)	Represents replacement restricted stock awards or replacement choice awards in the form of restricted stock awards awarded on February 26, 2015 that vest in full on February 26, 2018, subject to continued employment with us.
(8)	Represents restricted stock awards awarded on February 26, 2015 that vested in full on February 26, 2017.
(9)	Represents replacement restricted stock awards or replacement choice awards in the form of restricted stock awards awarded on May 20, 2015 that vest in full on February 26, 2018, subject to continued employment with us.
(10)	Represents replacement choice awards in the form of SSARs awarded on May 20, 2015. The SSARs vest in full on February 26, 2018, subject to continued employment with us.
(11)	Represents grants awarded on May 20, 2015 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vests on May 20, 2017 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(12)	Represents a restricted stock award awarded on May 20, 2015; the first 33.3% installment of this award vested on May 20, 2016 and additional 33.3% installments vest each year thereafter, subject to continued employment with us.
(13)	Represents SSARs awarded on May 20, 2015; the first 33.3% installment of this award vested on May 20, 2016 and additional 33.3% installments vest each year thereafter, subject to continued employment with us.
(14)	Represents grants awarded on August 5, 2015 related to the restricted stock award component or choice award component of our LTIP; the first 25% installment of these awards vests on August 5, 2017 and additional 25% installments vest each year thereafter, subject to continued employment with us.
(15)	Represents SSARs awarded on August 5, 2015, which vest over five years in four equal installments beginning on the second anniversary of the grant date, subject to continued employment with us. The first installment will vest on August 5, 2017, with each remaining installment vesting every year thereafter until fully vested.
(16)	Represents grants awarded on August 2, 2016 related to the restricted stock or choice award component of our LTIP; the first 25% installment of these awarded vests on a vesting reference date of August 15, 2018 and additional installments vest each year thereafter, subject to continued employment with us.
(17)	Mr. Madsen resigned and ceased serving as our President on December 9, 2016. As a result of his resignation, Mr. Madsen forfeited all of his unvested equity awards.

The following table sets forth information concerning the exercise of stock options and vesting of restricted stock during fiscal 2016 for each of our NEOs.

Option Exercises and Stock Vested in Fiscal 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Ronald M. Shaich	—	—	5,703	1,219,758
Michael J. Bufano	—	—	564	123,456
Blaine E. Hurst	—	—	1,900	415,320
Charles J. Chapman III	—	—	1,850	398,904
Kenneth Koziol	—	—	447	94,375
Andrew H. Madsen	—	—	2,686	567,095

(1)	Number of shares acquired on vesting of stock awards is the gross number of shares vested, including shares that were surrendered to us for the payment of withholding taxes pursuant to the terms of our 2006 Stock Incentive Plan and 2015 Stock Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The table below shows the estimated incremental value transfer to each of our NEOs, except for Mr. Madsen, under various scenarios relating to a termination of employment. The tables below assume that such termination occurred on December 27, 2016, the last day of fiscal 2016. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are generally available to our full-time employees.

	Retirement or Resignation ($)	Termination for Cause ($)	Termination without Cause ($)	Resignation for Good Reason ($)	Termination Following Change-in- Control ($)	Death or Disability ($)
Ronald M. Shaich
Salary Continuation Payments	—	—	—	—	—	—
Value of Accelerated Vesting of Equity Compensation	—	—	—	—	(2)	(3)
Continuation of Benefits (4)	—	—	—	—	—	—
Life Insurance Payout	—	—	—	—	—	750,000
Total	—	—	—	—	—	750,000
Michael J. Bufano
Salary Continuation Payments	—	—	434,200	—	434,200	—
Value of Accelerated Vesting of Equity Compensation	—	—	—	—	(2)	(3)
Continuation of Benefits (1)(4)	—	—	1,233	—	1,233	—
Life Insurance Payout	—	—	—	—	—	450,000
Total	—	—	435,433	—	435,433	450,000
Blaine E. Hurst
Salary Continuation Payments (1)	—	—	573,800	—	573,800	—
Value of Accelerated Vesting of Equity Compensation	—	—	—	—	(2)	(3)
Continuation of Benefits (1)(4)	—	—	165	—	165	—
Life Insurance Payout	—	—	—	—	—	450,000
Total	—	—	573,965	—	573,965	450,000
Charles J. Chapman III
Salary Continuation Payments (1)	—	—	573,800	—	573,800	—
Value of Accelerated Vesting of Equity Compensation	—	—	—	—	(2)	(3)
Continuation of Benefits (4)	—	—	—	—	—	—
Life Insurance Payout	—	—	—	—	—	450,000
Total	—	—	573,800	—	573,800	450,000
Kenneth Koziol
Salary Continuation Payments (1)	—	—	510,200	—	510,200	—
Value of Accelerated Vesting of Equity Compensation	—	—	—	—	(2)	(3)
Continuation of Benefits (1)(4)	—	—	165	—	165	—
Life Insurance Payout	—	—	—	—	—	450,000
Total	—	—	510,365	—	510,365	450,000

(1)	These amounts are reduced by compensation received in connection with future employment during such year, and are contingent upon the applicable NEO’s compliance with the requirements of the Confidential and Proprietary Information and Non-Competition Agreement to which such NEO is a party.
(2)	The vesting of equity compensation may be accelerated by our Board in its discretion in specified circumstances in connection with a change-in-control. Please see the discussion under “Termination and Change-in-Control Provisions in Our Agreements” below for more information.
(3)	In the event of the recipient’s death or disability between two vesting accrual periods, a pro rata portion of the unvested options or restricted stock which would have vested had the NEO not died or become disabled prior to the vesting accrual period next following the death or disability will be vested.
(4)	Represents the estimated value of the NEO’s continued benefits for one year.

Mr. Madsen resigned as our President on December 9, 2016, and in connection with his resignation entered into a Separation and Release Agreement with our subsidiary, Panera, LLC. Pursuant to the Separation and Release Agreement, Panera, LLC agreed to provide Mr. Madsen with the following separation pay and benefits: (i) twenty six (26) bi-weekly payments of $30,096.19, each of which is comprised of salary and car allowance, beginning on December 9, 2016 and (ii) certain other benefits relating to continued health insurance benefits for a period of up to twelve (12) months. Additionally, Mr. Madsen will continue to be reimbursed for the cost of his apartment located in Massachusetts through the end of the lease term in June 2017.

Termination and Change in Control Provisions in Our Agreements

Each of our Executive Vice Chairman, President, Executive Vice Presidents and Senior Vice Presidents are party to Confidential and Proprietary Information and Non-Competition Agreements, which provide that, in the event the executive officer is terminated without cause, he or she will receive his or her then current annual base salary (including car allowance, if applicable) and insurance benefits, and in some instances may be permitted to make contributions to our 401(k) savings plan, for a period of one year following such termination. All such payments are reduced by any compensation the terminated executive receives in connection with future employment during such year, and are contingent upon his or her compliance with confidentiality and non-compete provisions of the agreement. See “Compensation Discussion and Analysis – Announcement of Transaction with JAB Holdings B.V.” for a discussion of the Non-Competition Agreement entered into with Mr. Shaich in connection with the Merger.

Our 2015 Stock Incentive Plan contains provisions addressing the consequences of any Reorganization Event, which is defined as (1) any merger or consolidation of us with or into another entity as a result of which all of our Common Stock is converted into or exchanged for the right to receive cash, securities or other property, or is cancelled, or (2) any transfer or disposition of all of our Common Stock for cash, securities or other property pursuant to a share exchange or other transaction, or (3) our liquidation or dissolution. In connection with a Reorganization Event, our Board or our Compensation Committee may take any one or more of the following actions as to all or any (or any portion of) outstanding awards under the 2015 Stock Incentive Plan other than restricted stock on such terms as our Board or our Compensation Committee determines (except to the extent specifically provided otherwise in an applicable award agreement or another agreement between us and the award holder): (a) provide that such awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (b) upon written notice, provide that all unexercised and/or unvested awards will terminate immediately prior to the consummation of such Reorganization Event unless exercised (to the extent then exercisable) within a specified period following the date of such notice, (c) provide that outstanding awards will become exercisable, realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon such Reorganization Event, (d) in the event of a Reorganization Event under the terms of which holders of Common Stock will receive upon consummation thereof a cash payment for each share surrendered in the Reorganization Event, which the Plan refers to as the “Acquisition Price,” make or provide for a cash payment to award holders with respect to each award held by an award holder equal to (1) the number of shares of Common Stock subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such Reorganization Event) multiplied by (2) the excess, if any, of (i) the Acquisition Price over (ii) the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award, (e) provide that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings) and (f) any combination of the foregoing. Upon the occurrence of a Reorganization Event other than our liquidation or dissolution, our repurchase and other rights with respect to outstanding restricted stock shall inure to the benefit of our successor and shall, unless our Board determines otherwise, apply to the cash, securities or other property which the Common Stock was converted into or exchanged for pursuant to such Reorganization Event in the same manner and to the same extent as they applied to such restricted stock; provided, however, that the Board may either provide for termination or deemed satisfaction of such repurchase or other rights under the instrument evidencing any restricted stock or any agreement between a restricted stock holder and us or provide for forfeiture of such restricted stock if issued at no cost. Upon the occurrence of a Reorganization Event involving our liquidation or dissolution, except to the extent specifically provided to the contrary in the instrument evidencing any restricted stock or any other agreement between a restricted stock holder and us, all restrictions and conditions on all restricted stock then outstanding will automatically be deemed terminated or satisfied.

Our LTIP contains the following change in control provisions: In the event of (a) the purchase or other acquisition by any person, entity or group of persons of beneficial ownership of 50% or more of the combined voting power of our then outstanding Common Stock; (b) individuals who constitute the Board as of the effective date of the LTIP, which our LTIP refers to as the “Incumbent Board,” cease to constitute at least a majority of the Board; (c) consummation of a reorganization, merger or consolidation, except in the case where immediately after the reorganization, merger or consolidation, (1) our existing stockholders continue to own more than 50% of the combined voting power of the new entity, and (2) a majority of the Board following the reorganization, merger or consolidation were members of the Incumbent Board; (d) stockholder approval of our liquidation or dissolution, or the consummation of a sale of all or substantially all of our assets; or (e) any other event that a majority of the Incumbent Board shall determine may constitute a change in control, our Compensation Committee may take the following action(s): (A) provide for the acceleration of vesting or payment for any time period relating to the realization of the award; (B) provide for the purchase of the award upon participant’s request for an amount of cash or other property; (C) adjust the terms of any award to reflect the change in control; (D) cause the award to be assumed, or new rights substituted; or (E) make such other provisions as it may consider equitable.

        Our 2006 Stock Incentive Plan contains provisions addressing the consequences of any Reorganization Event, which is defined as (1) any merger or consolidation of us with or into another entity as a result of which all of our Common Stock is converted into or exchanged for the right to receive cash, securities or other property, or is cancelled, or (2) any exchange of all of our Common Stock for cash, securities or other property pursuant to a share exchange transaction, or (3) our liquidation or dissolution. In connection with a Reorganization Event, our Board or our Compensation Committee will take any one or more of the following actions as to all or any outstanding awards under the 2006 Stock Incentive Plan on such terms as our Board or our Compensation Committee determines: (a) provide that awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (b) upon written notice, provide that all unexercised options or other unexercised awards will become exercisable in full and will terminate immediately prior to the consummation of such Reorganization Event unless exercised within a specified period following the date of such notice, (c) provide that outstanding awards will become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon such Reorganization Event, (d) in the event of a Reorganization Event under the terms of which holders of Common Stock will receive upon consummation thereof a cash payment for each share surrendered in the Reorganization Event, which the Plan refers to as the “Acquisition Price,” make or provide for a cash payment to an award holder equal to (1) the Acquisition Price times the number of shares of Common Stock subject to the holder’s awards (to the extent the exercise price does not exceed the Acquisition Price) minus (2) the aggregate exercise price of all the holder’s outstanding awards, in exchange for the termination of such awards, (e) provide that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise price thereof) and (f) any combination of the foregoing. See “Compensation Discussion and Analysis – Announcement of Transaction with JAB Holdings B.V.” for a discussion of the treatment of outstanding awards under the 2015 Stock Incentive Plan, LTIP and 2006 Stock Incentive Plan in connection with the Merger.

Compensation of Directors

The independent members of our Board, after considering the recommendation of our Nominations and Corporate Governance Committee, establish the annual compensation package for our non-employee directors. In order to set competitive compensation for our non-employee directors, our Nominations and Corporate Governance Committee may consider generally available source material from business periodicals, proxy statements, and other resources as well as engage third party advisors. The compensation package of our non-employee directors consists of cash payments and stock and option awards.

Under our director compensation plan, we granted stock and option awards to our non-employee directors on the first business day of the fiscal year ending December 26, 2017, which we refer to as fiscal 2017, for their fiscal 2016 services. Mr. Moreton and Mr. Shaich receive no compensation for serving as directors. The following table sets forth information regarding the compensation we paid to our non-employee directors for fiscal 2016 board service.

Non-Employee Director Compensation For Fiscal 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($) (2)
Domenic Colasacco	90,000	31,833	31,677	153,510
Fred K. Foulkes	62,980	31,833	31,677	126,490
Larry J. Franklin	55,000	31,833	31,677	118,510
Thomas E. Lynch	60,000	31,833	31,677	123,510
Diane Hessan	50,000	31,833	31,677	113,510
Mark Stoever (3)	45,604	29,128	28,986	103,718
James D. White (4)	47,624	29,128	28,986	105,738

(1)	These amounts represent the aggregate grant date fair value of awards of Class A Common Stock or stock options granted to each listed director in fiscal 2017 for fiscal 2016 services. See Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2016 regarding assumptions underlying valuation of equity awards.
(2)	All shares of Class A Common Stock that were held by each non-employee director at the end of fiscal 2016 were fully vested. The aggregate number of shares of Class A Common Stock underlying unexercised options held by each non-employee director at the end of fiscal 2016 are as follows:

Name	Number of Shares Underlying Unexercised Option Awards
Domenic Colasacco	3,043
Fred K. Foulkes	3,043
Larry J. Franklin	3,043
Thomas E. Lynch	3,043
Diane Hessan	1,822
Mark Stoever	—
James D. White	—

(3)	Mr. Stoever was elected as a director on January 31, 2016.
(4)	Mr. White was elected as a director on January 31, 2016.

The following is a description of the compensation arrangements for our non-employee directors.

Cash Compensation.    Our directors who are not employees are entitled to receive cash fees in consideration of their Board service. These cash fees are payable in four equal quarterly installments at the beginning of each fiscal quarter. The cash fees for our non-employee directors are set forth in the following table.

Annual fee for service as a member of our Board	$50,000
Additional annual fee for service as Lead Independent Director	$25,000
Additional annual fee for service as Chair of the Audit Committee	$15,000
Additional annual fee for service as member of the Audit Committee	$5,000
Additional annual fee for service as Chair of the Compensation Committee	$10,000
Additional annual fee for service as Chair of Nominations and Corporate Governance Committee	$10,000

We also reimburse all non-employee directors for out-of-pocket expenses incurred attending Board, committee, or stockholder meetings.

Equity Compensation.    Our non-employee directors also receive equity compensation for serving as directors, which consists of annual grants made as of the first business day of the fiscal year for the prior fiscal year’s service. Our non-employee directors (other than Messrs. Stoever and White) received the following annual equity grants on December 28, 2016 for their fiscal 2016 service:

•	153 shares of our Class A Common Stock (which is equal to $32,000 divided by $208.06, the fair market value of our Class A Common Stock on the date of grant); and

•	a fully vested option to purchase 612 shares of our Class A Common Stock (which is equal to 4 times the number of shares of Class A Common Stock granted, as described in the bullet above), with an exercise price of $208.06, which was the fair market value of the stock on the date of grant. The options are exercisable for a period of six years, subject to earlier termination following termination of service as a director.

Messrs. Stoever and White, who were elected as directors on January 31, 2016, received the following pro-rated annual equity grants on December 28, 2016 for their fiscal 2016 service:

•	140 shares of our Class A Common Stock; and

•	a fully vested option to purchase 560 shares of our Class A Common Stock (which is equal to 4 times the number of shares of Class A Common Stock granted, as described in the bullet above), with an exercise price of $208.06, which was the fair market value of the stock on the date of grant. The options are exercisable for a period of six years, subject to earlier termination following termination of service as a director.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee throughout fiscal 2016 were Dr. Foulkes (Chair) and Messrs. Lynch and Franklin. None of the members of the Compensation Committee had interlocking or other relationships with other boards or with us during fiscal 2016 that require disclosure under the proxy rules and regulations promulgated by the SEC.

Compensation Committee Report

The Compensation and Management Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation and Management Development Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

By the Compensation and Management Development Committee of the Board of Directors of Panera Bread Company.

Fred K. Foulkes, D.B.A. (Chair)

Thomas E. Lynch

Larry J. Franklin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2017, with respect to the beneficial ownership of our Common Stock by:

•	each director,

•	our NEOs,

•	all of our directors and executive officers as a group, and

•	each person we know to beneficially own more than 5% of any class of our Common Stock.

We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to the stock listed. Applicable percentage ownership is based on 21,369,491 shares of Class A Common Stock and 1,381,730 shares of Class B Common Stock outstanding on March 15, 2017. In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of Common Stock subject to options, SSARs or warrants held by that person or entity that are currently exercisable within sixty days of March 15, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Panera Bread Company, 3630 South Geyer Road, Suite 100, St. Louis, Missouri 63127.

	Class A Common Stock				Class B Common Stock			Combined Voting Percentage (1)
Name of Beneficial Owner	Number		Percent		Number (1)		Percent
Named Executive Officers and Directors
Ronald M. Shaich	1,240,734	(2)	5.81%		1,156,400	(2)	83.69%	13.93%
Michael J. Bufano	5,191		*		—		—	*
Blaine E. Hurst	14,559		*		—		—	*
Charles J. Chapman III	16,743		*		—		—	*
Kenneth Koziol	4,738
Andrew H. Madsen	18,780	(3)
Domenic Colasacco	219,410	(4)	1.03%		202,380	(4)	14.65%	2.45%
Fred K. Foulkes	21,350	(5)	*		—		—	*
Larry J. Franklin	18,979	(6)	*		—		—	*
Diane Hessan	1,876	(7)	*		—		—	*
Thomas E. Lynch	9,705	(8)	*		—		—	*
William W. Moreton	9,874	(9)	*		—		—	*
Mark Stoever	700	(10)	*		—		—	*
James D. White	700	(11)	*		—		—	*

All directors and executive officers as a group (16 persons)	1,550,697	(12)	7.25	%(9)	1,311,690		94.93%	16.96%
5% Security Holders
Capital Research Global Investors 333 South Hope Street Los Angeles, CA 90071	2,164,040	(13)	10.13%		—		—	8.48%
Wellington Management Group LLP and affiliates 280 Congress Street Boston, MA 02210	1,693,416	(14)	7.92%		—		—	6.64%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,674,476	(15)	7.84%		—		—	6.56%
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	1,634,095	(16)	7.65%		—		—	6.40%

*	Less than one percent.
(1)	This column represents voting power rather than percentage of equity interest as each share of Class A Common Stock is entitled to one vote, while each share of Class B Common Stock is entitled to three votes. Combined, the Class A Common Stock (21,369,491 votes) and the Class B Common Stock (4,145,190 votes) entitle their holders to an aggregate of 25,514,681 votes as of March 15, 2017. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B Common Stock is convertible at any time by the holder into shares of Class A Common Stock on a one-for-one basis.
(2)	Consists of (a) 75,524 shares of Class A Common Stock held by Mr. Shaich, (b) 7,200 shares of Class A Common Stock held by the Shaich Family Foundation, of which Mr. Shaich is a trustee, (c) 1,610 shares of Class A Common Stock issuable to Mr. Shaich upon the exercise of 5,415 SSARs within 60 days of March 15, 2017, (d) 358,899 shares of Class B Common Stock held by Mr. Shaich, (e) 269,154 shares of Class B Common Stock held by Ronald M. Shaich 2015 Qualified Annuity Trust, a grantor retained annuity trust of which Mr. Shaich is a trustee, (f) 181,443 shares of Class B Common Stock held by Ronald M. Shaich 2016 Qualified Annuity Trust, a grantor retained annuity trust of which Mr. Shaich is a trustee, (g) 299,814 shares of Class B Common Stock held by Ronald M. Shaich 2016 Qualified Annuity Trust #2, a grantor retained annuity trust of which Mr. Shaich is a trustee, and (h) 47,090 shares of Class B Common Stock held by SGC Trust LLC, which is owned by Shaich Grandchildren’s Trust, of which Mr. Shaich is investment trustee and exercises investment and voting control. For purposes of calculating the number of shares of Class A Common Stock issuable upon the exercise of SSARs, the number of shares of Class A Common Stock included in the table was calculated by multiplying the number of exercisable SSARs by the difference between the closing price of the Class A Common Stock on the NASDAQ Global Select Market on March 15, 2017 and the exercise price of the SSARs divided by the closing price of the Class A Common Stock on the NASDAQ Global Select Market on March 15, 2017. The combined voting percentage for Mr. Shaich assumes that none of the shares of Class B Common Stock beneficially owned by Mr. Shaich are converted into shares of Class A Common Stock.

(3)	Mr. Madsen resigned and ceased serving as an executive officer and employee on December 9, 2016. Information is as of December 9, 2016 and reflects shares beneficially owned as of, or acquirable within 60 days after, that date.
(4)	Consists of (a) 13,987 shares of Class A Common Stock held by Mr. Colasacco, (b) 3,043 shares of Class A Common Stock issuable to Mr. Colasacco upon the exercise of stock options within 60 days of March 15, 2017, (c) 147,094 shares of Class B Common Stock held by the Ronald M. Shaich Qualified Annuity Interest Trust, of which Mr. Colasacco is a trustee, (d) 47,090 shares of Class B Common Stock held by SGC Trust LLC, of which Mr. Colasacco is a manager, which is owned by Shaich Grandchildren’s Trust, of which Mr. Colasacco is a trustee, and (e) 8,196 shares of Class B Common Stock held by the Shaich Education Trust, of which Mr. Colasacco is the sole trustee. The combined voting percentage for Mr. Colasacco assumes that none of the shares of Class B Common Stock beneficially owned by Mr. Colasacco are converted into shares of Class A Common Stock.
(5)	Consists of (a) 18,307 shares of Class A Common Stock held by Dr. Foulkes and (b) 3,043 shares of Class A Common Stock issuable to Dr. Foulkes upon the exercise of stock options within 60 days of March 15, 2017.
(6)	Consists of (a) 15,906 shares of Class A Common Stock held by Mr. Franklin, (b) 30 shares of Class A Common Stock held by Adam Franklin 1999 Irrevocable Trust, of which Mr. Franklin is a trustee and (c) 3,043 shares of Class A Common Stock issuable to Mr. Franklin upon the exercise of stock options within 60 days of March 15, 2017.
(7)	Consists of (a) 706 shares of Class A Common Stock held by Ms. Hessan and (b) 1,170 shares of Class A Common Stock issuable to Ms. Hessan upon the exercise of stock options within 60 days of March 15, 2017.
(8)	Consists of (a) 6,662 shares of Class A Common Stock held by Mr. Lynch and (b) 3,043 shares of Class A Common Stock issuable to Mr. Lynch upon the exercise of stock options within 60 days of March 15, 2017.
(9)	Consists of (a) 3,353 shares of Class A Common Stock held by Mr. Moreton and (b) 6,521 shares of Class A Common Stock held by the William W. Moreton Trust, of which Mr. Moreton is a trustee.
(10)	Consists of (a) 140 shares of Class A Common Stock held by Mr. Stoever and (b) 560 shares of Class A Common Stock issuable to Mr. Stoever upon the exercise of stock options within 60 days of March 15, 2017.
(11)	Consists of (a) 140 shares of Class A Common Stock held by Mr. White and (b) 560 shares of Class A Common Stock issuable to Mr. White upon the exercise of stock options within 60 days of March 15, 2017.
(12)	In addition to the shares beneficially owned by the directors and executive officers listed above, includes 33,745 shares of Class A Common Stock held by Messrs. Blair, Hurst, Koziol and Meister. The combined voting percentage assumes that none of the shares of Class B Common Stock beneficially owned by Messrs. Shaich and Colasacco are converted into shares of Class A Common Stock. For the purpose of calculating shares of Class B Common Stock beneficially owned by all directors and executive officers as a group, the 47,090 shares of Class B Common Stock held by Shaich Grandchildren’s Trust LLC, which is reported as beneficially owned by each of Messrs. Shaich and Colasacco have been included in the calculation only once.
(13)	Based on an Amendment No. 2 to Schedule 13G filed by Capital Research Global Investors with the SEC on March 10, 2017, Capital Research Global Investors reports sole voting power and sole dispositive power with respect to 2,164,040 shares.
(14)	Based on an Amendment No. 1 to Schedule 13G filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 9, 2017, Wellington Management Group LLP reports shared voting power with respect to 1,348,814 shares and shared dispositive power with respect to 1,693,416 shares; Wellington Group Holdings LLP reports shared voting power with respect to 1,348,814 shares and shared dispositive power with respect to 1,693,416 shares; Wellington Investment Advisors Holdings LLP reports shared voting power with respect to 1,348,814 shares and shared dispositive power with respect to 1,693,416 shares; and Wellington Management Company LLP reports voting power with respect to 1,324,787 shares and shared dispositive power with respect to 1,642,456 shares.
(15)	Based on Amendment No. 3 to Schedule 13G filed by The Vanguard Group, or Vanguard, with the SEC on February 10, 2017, Vanguard reports sole voting power with respect to 12,828 shares, shared voting power with respect to 2,609 shares, sole dispositive power with respect to 1,660,111 shares and shared dispositive power with respect to 14,365 shares.
(16)	Based on Amendment No. 4 to Schedule 13G filed by BlackRock, Inc., or BlackRock, with the SEC on January 25, 2017, BlackRock reports sole voting power with respect to 1,551,249 shares and sole dispositive power with respect to 1,634,095 shares.

Equity Compensation Plan Information

The following table provides information as of December 27, 2016 about the securities which are already issued, or authorized for future issuance, under our equity compensation plans (including our 2006 Stock Incentive Plan, our 2015 Stock Incentive Plan and individual compensation arrangements):

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2)
Plan Category:
Equity Compensation Plans Approved by Security Holders (3)	69,097	$172.63	1,676,765	(4)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	69,097	$172.63	1,676,765	(4)

(1)	Number of shares is subject to adjustment for changes in capitalization such as stock splits, stock dividends and similar events.
(2)	In addition to being available for future issuance upon exercise of SSARs that may be granted after December 27, 2016, all of the shares available for grant under the 2015 Stock Incentive Plan may instead be issued in the form of stock options, restricted stock, unrestricted stock, restricted stock units, stock appreciation rights, performance awards or other stock-based awards.
(3)	Consists of the 2006 Stock Incentive Plan, 2015 Stock Incentive Plan and the Employee Stock Purchase Plan.
(4)	Consists of 1,573,206 shares issuable under the 2015 Stock Incentive Plan and 103,559 shares issuable under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Legal Officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. The policy also permits the Chairman of the Audit Committee and the Chief Legal Officer to review proposed related person transactions that arise between committee meetings, subject to review, approval and ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. The Audit Committee will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances.

The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined the following interests are not material, and, accordingly, a transaction or arrangement with an entity in which the related person’s sole interest is one of the following will not be considered a related person transaction:

•	Interests arising only because a related person is a director of an entity that is involved in the transaction or arrangement; or

•	Interests arising only from the ownership by one or more related persons of less than a 10% equity interest in the entity involved in the transaction, excluding general partnership interests; or

•	Interests arising only because a related person is an executive officer of an entity involved in the transaction, and (1) all related persons hold less than a 10% equity interest of the entity involved in the transaction, (2) the related person and immediate family members have and are not negotiating the transaction and have and will not receive any related special benefits, and (3) the transaction amount involves less than the greater of (A) $200,000 or (B) 5% of the annual gross revenues of the company receiving payment in the transaction; or

•	Interests arising only from the ownership of a class of our company’s stock if all stockholders of that class receive the same benefit on a pro rata basis; or

•	Interests arising only because a significant stockholder or an immediate family member is indebted to us.

In addition, our Board has determined that the following transactions are not related person transactions for purposes of this policy:

•	A transaction that involves compensation to an executive officer if the compensation has been approved by the Compensation Committee or our Board, as applicable; or

•	A transaction that involves compensation to a director for services as a director of our company if such compensation is reported pursuant to applicable law; or

•	A transaction that is specifically contemplated by provisions of our certificate of incorporation or by-laws; or

•	A transaction awarded under a competitive bid process.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Board or the Compensation Committee in the manner specified in its charter and consistent with our policies.

Related Person Transactions

Eastwind Air, LLC, an entity owned by Mr. Shaich, our Chairman and Chief Executive Officer, has entered into an arrangement with a charter jet company pursuant to which such company maintains and stores a jet owned by Eastwind Air, LLC and charters the jet to third parties. The charter jet company and Eastwind Air, LLC has entered into a flat rate revenue agreement pursuant to which such company pays Eastwind Air, LLC a certain amount for each hour that the jet is chartered by a third party. Panera has chartered the jet owned by Eastwind Air, LLC through such charter jet company, and from December 30, 2015 to April 15, 2017, Eastwind Air, LLC has received, or is due, payments totaling $166,050 from Panera’s chartering of the jet during this period.

Except as described in the preceding paragraph, since December 30, 2015 (the beginning of our most recently completed fiscal year), we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our Common Stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the compensation of our directors and executive officers, employment agreements and other agreements described below under “Executive and Director Compensation and Related Matters”.

Board Determination of Independence

Under the applicable rules of the NASDAQ Stock Market, or NASDAQ, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that none of Ms. Hessan, Messrs. Colasacco, Franklin, Lynch, Stoever and White or Dr. Foulkes has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Our Board has established three standing committees — the Audit Committee, the Compensation and Management Development Committee and the Committee on Nominations and Corporate Governance — each of which operates under a charter that has been approved by our Board. Each committee’s charter is posted on the Corporate Governance page of the Our Company — Investor Relations section of our website, www.panerabread.com.

Our Board has determined that all of the members of each of its three committees are independent as defined under the NASDAQ Marketplace Rules, including, in the case of all members of the Audit Committee, the independence requirements under Rule 10A-3 under the Exchange Act, and, in the case of all members of the Compensation and Management Development Committee, the independence requirements under Rule 10C-1 under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP, or PwC, was our independent registered public accounting firm for fiscal 2016 and fiscal 2015. The following table sets forth the fees we paid to PwC during fiscal 2016 and fiscal 2015:

Nature of Service	Fiscal 2016 Fees	Fiscal 2015 Fees
Audit Fees (1)	$889,500	$912,200
Audit-Related Fees	$—	$—
Tax Fees (2)	$292,217	$130,412
All Other Fees (3)	$30,150	$30,150

Total:	$1,211,867	$1,072,762

(1)	“Audit Fees” represent fees for the respective fiscal year for professional services for the audit of our annual financial statements, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory requirements. The Audit Committee pre-approved 100% of the “Audit Fees” in fiscal 2016 and fiscal 2015.
(2)	“Tax Fees” include our payments to PwC in fiscal 2016 and fiscal 2015 for their consultation on various income tax planning and compliance matters. The Audit Committee pre-approved 100% of the “Tax Fees” in fiscal 2016 and fiscal 2015.
(3)	“All Other Fees” consist of fees for products and services (other than the services disclosed under “Audit Fees” and “Tax Fees”) including fees for access to PwC’s accounting research database in fiscal 2016 and fiscal 2015 and fees for advisory services related to XBRL tagging in fiscal 2016 and fiscal 2015. The Audit Committee pre-approved 100% of the “All Other Fees” in fiscal 2016 and fiscal 2015.

The Audit Committee determined that the provision of the non-audit services by PwC described above is compatible with maintaining PwC’s independence.

The Audit Committee as a whole, or through its Chair, pre-approves all audit and non-audit services (including fees) to be provided by the independent registered public accounting firm. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve non-audit services not prohibited by law to be performed by PwC and associated fees up to a maximum of $125,000, provided that the Chair of the Audit Committee reports any decisions to pre-approve such services and fees to the full Audit Committee at its next regular meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)    Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANERA BREAD COMPANY

By:	/s/ RONALD M. SHAICH
Ronald M. Shaich Chairman and Chief Executive Officer

Date: April 25, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended and restated through June 7, 2002 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 13, 2002 (File No. 0-19253), as filed with the Commission on August 26, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2011 and incorporated herein by reference).

3.3	Third Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on November 10, 2015 and incorporated herein by reference).

10.1	Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 22, 2014 (File No. 0-19253), as filed with the Commission on April 22, 2014 and incorporated herein by reference.†

10.2	Formula Stock Option Plan for Independent Directors, as amended (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 (File No. 0-19253), as filed with the Commission on March 22, 2002 and incorporated herein by reference).†

10.3	1992 Equity Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-128049), as filed with the Commission on September 1, 2005 and incorporated herein by reference).†

10.4	2001 Employee, Director and Consultant Stock Option Plan (filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 21, 2005 (File No. 0-19253), as filed with the Commission on April 21, 2005 and incorporated herein by reference).†

10.5	2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.6	2006 Stock Incentive Plan, as amended (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated April 12, 2010 (File No. 0-19253), as filed with the Commission on April 12, 2010 and incorporated herein by reference).†

10.7	Form of Non-qualified Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.8	Form of Non-qualified Stock Option Agreement under the 2005 Long Term Incentive Program, as amended (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.9	Form of Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 25, 2006 and incorporated herein by reference).†

10.10	Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended, adopted May 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 28, 2009 and incorporated herein by reference).†

10.11	Form of amended Restricted Stock Agreement under the 2005 Long-Term Incentive Program, as amended, adopted August 5, 2015 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.12	Form of Stock Settled Appreciation Right Agreement under the 2005 Long-Term Incentive Program, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 29, 2009 and incorporated herein by reference).†

10.13	Form of amended Stock Settled Appreciation Right Agreement under the 2005 Long-Term Incentive Program, as amended, adopted August 5, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

Exhibit Number	Description

10.14	2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on May 27, 2015 and incorporated herein by reference).†

10.15	Form of Non-Qualified Stock Option Agreement for directors under the 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.16	Form of Restricted Stock Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.17	Form of Stock Settled Appreciation Right Agreement under the 2015 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on August 10, 2015 and incorporated herein by reference).†

10.18	Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Senior Vice Presidents (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2003 (File No. 0-19253), as filed with the Commission on November 18, 2003 and incorporated herein by reference).†

10.19	Form of Panera, LLC Confidential and Proprietary Information and Non-Competition Agreement executed by Executive and Senior Vice Presidents (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-19253), as filed with the Commission on February 20, 2014 and incorporated herein by reference).†

10.20	Term Loan Agreement, dated as of June 11, 2014 by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on June 12, 2014 and incorporated herein by reference).

10.21	Confirmation of Prior Consent Under Credit Agreement, dated as of June 24, 2015, by and among the Registrant, Bank of America, N.A., as administrative agent, and each lender signatory thereto (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-19253), as filed with the Commission on July 29, 2015 and incorporated herein by reference).

10.22	Amendment No. 1, dated as of July 16, 2015, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.23	Amendment No. 2 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of June 11, 2014, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

10.24	Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.25	Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Credit Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

10.26	Term Loan Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on July 21, 2015 and incorporated herein by reference).

10.27	Amendment No. 1 to Credit Agreement, dated as of April 14, 2016, to the Term Loan Agreement, dated as of July 16, 2015, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 20, 2016 and incorporated herein by reference).

Exhibit Number	Description

10.28	Term Loan Agreement, dated as of February 1, 2017, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and lender and each lender party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on February 7, 2017 and incorporated herein by reference).

10.29	Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Reality Limited Partnership, and Panera, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2012 (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.30	Amendment No. 1, dated December 27, 2012, to Office lease, dated September 20, 2010, by and between TREF I Laumeier I LLC, as successor in interest to Duke Realty Limited Partnership, and Panera, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2012 (File No. 0-19253), as filed with the Commission on February 15, 2013 and incorporated herein by reference).

10.31+	Separation and Release Agreement dated January 3, 2017, by and between the Registrant and Andrew Madsen.†

21+	Registrant’s Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification by Chief Executive Officer.

31.2+	Certification by Chief Financial Officer.

31.3*	Certification by Chief Executive Officer.

31.4*	Certification by Chief Financial Officer.

32+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed with the Original Form 10-K.
*	Filed herewith.
†	Management contract or compensatory plan required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.