Form 10-Q
period 2017-03-28
PANERA BREAD CO
filed 2017-04-26
CIK 724606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2017

or

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

As of April 25, 2017, the registrant had 21,338,692 shares of Class A common stock ($.0001 par value per share) and 1,381,730 shares of Class B common stock ($.0001 par value per share) outstanding.

PANERA BREAD COMPANY
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PANERA BREAD COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share information)

	March 28, 2017	December 27, 2016
Assets
Current assets:
Cash and cash equivalents	$153,355	$105,529
Trade accounts receivable, net	49,750	53,519
Other accounts receivable	19,264	59,404
Inventories	22,045	23,775
Prepaid expenses and other	66,994	69,194
Total current assets	311,408	311,421
Property and equipment, net	806,078	802,759
Other assets:
Goodwill	122,377	122,377
Other intangible assets, net	49,631	54,819
Deposits and other	9,867	10,235
Total other assets	181,875	187,431
Total assets	$1,299,361	$1,301,611
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$30,261	$22,455
Accrued expenses	342,219	408,637
Current portion of long-term debt	22,106	17,229
Total current liabilities	394,586	448,321
Long-term debt	461,451	410,594
Deferred rent	63,340	63,369
Deferred income taxes	39,300	32,301
Other long-term liabilities	52,116	54,636
Total liabilities	1,010,793	1,009,221
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	3,277	3,603
Stockholders' Equity:
Common stock, $.0001 par value per share:
Class A, 112,500,000 shares authorized; 30,911,302 issued and 21,337,116 outstanding at March 28, 2017; 30,910,395 issued and 21,577,004 outstanding at December 27, 2016	3	3
Class B, 10,000,000 shares authorized; 1,381,730 issued and outstanding at March 28, 2017 and December 27, 2016, respectively	—	—
Treasury stock, carried at cost; 9,574,186 shares at March 28, 2017 and 9,333,391 shares at December 27, 2016	(1,539,903)	(1,488,779)
Preferred stock, $.0001 par value per share; 2,000,000 shares authorized and no shares issued or outstanding at March 28, 2017 and December 27, 2016	—	—
Additional paid-in capital	262,746	257,594
Accumulated other comprehensive income (loss)	(4,142)	(4,124)
Retained earnings	1,566,587	1,524,093
Total stockholders’ equity	285,291	288,787
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$1,299,361	$1,301,611

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share information)

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Revenues:
Bakery-cafe sales, net	$636,012	$598,784
Franchise royalties and fees	40,369	37,852
Fresh dough and other product sales to franchisees	51,252	48,517
Total revenues	$727,633	$685,153
Costs and expenses:
Bakery-cafe expenses:
Cost of food and paper products	$180,892	$176,685
Labor	212,453	191,562
Occupancy	42,795	41,920
Other operating expenses	84,899	88,431
Total bakery-cafe expenses	521,039	498,598
Fresh dough and other product cost of sales to franchisees	43,925	42,218
Depreciation and amortization	40,555	36,257
General and administrative expenses	49,241	48,182
Pre-opening expenses	1,367	2,196
Refranchising loss	—	1,071
Total costs and expenses	656,127	628,522
Operating profit	71,506	56,631
Interest expense	3,117	1,739
Other (income) expense, net	2,782	(251)
Income before income taxes	65,607	55,143
Income taxes	23,439	20,145
Net income	$42,168	$34,998
Less: Net income (loss) attributable to noncontrolling interest	(326)	(90)
Net income attributable to Panera Bread Company	$42,494	$35,088

Earnings per common share:
Basic	$1.89	$1.46
Diluted	$1.88	$1.45

Weighted average shares of common and common equivalent shares outstanding:
Basic	22,488	24,105
Diluted	22,624	24,214

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Net income	$42,168	$34,998
Less: Net income (loss) attributable to noncontrolling interest	(326)	(90)
Net income attributable to Panera Bread Company	$42,494	$35,088

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging instruments	(755)	(4,537)
Tax (expense) benefit	299	1,794
Reclassification adjustment for net (gains) losses realized in earnings on cash flow hedging instruments	667	—
Tax expense (benefit)	(264)	—
Foreign currency translation adjustment	35	569
Other comprehensive income (loss) attributable to Panera Bread Company	(18)	(2,174)
Comprehensive income attributable to Panera Bread Company	$42,476	$32,914

The accompanying notes are an integral part of the consolidated financial statements.

PANERA BREAD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Cash flows from operating activities:
Net income	$42,168	$34,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,555	36,257
Stock-based compensation expense	3,840	4,322
Tax benefit from stock-based compensation	—	(70)
Deferred income taxes	7,034	34
Other	5,617	4,517
Changes in operating assets and liabilities, excluding the effect of acquisitions and dispositions:
Trade and other accounts receivable, net	41,553	32,642
Inventories	1,730	1,322
Prepaid expenses and other	2,200	3,738
Deposits and other	97	521
Accounts payable	7,806	566
Accrued expenses	(73,883)	(34,497)
Deferred rent	189	245
Other long-term liabilities	(3,145)	(1,982)
Net cash provided by operating activities	75,761	82,613
Cash flows from investing activities:
Additions to property and equipment	(42,329)	(50,573)
Repayment of promissory note	216	—
Proceeds from sale-leaseback transactions	8,854	2,998
Net cash used in investing activities	(33,259)	(47,575)
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(40,000)	—
Repayments of long-term debt	(3,750)	(3,797)
Proceeds from issuance of long-term debt	99,475	—
Repurchases of common stock	(51,124)	(113,985)
Capitalized debt issuance costs	(150)	—
Tax benefit from stock-based compensation	—	70
Proceeds from issuance of common stock under employee benefit plans	873	773
Net cash provided by (used in) financing activities	5,324	(116,939)
Net increase (decrease) in cash and cash equivalents	47,826	(81,901)
Cash and cash equivalents at beginning of period	105,529	241,886
Cash and cash equivalents at end of period	$153,355	$159,985

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which consist of the accounts of Panera Bread Company and its wholly owned direct and indirect subsidiaries (collectively, the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 27, 2016 (“fiscal 2016”). These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2016, as filed with the SEC on February 22, 2017. All intercompany balances and transactions have been eliminated in consolidation. The Consolidated Balance Sheet data as of December 27, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP contained herein.

The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company's financial position and comprehensive income for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year ending December 26, 2017 (“fiscal 2017”).

Note 2.  Pending Merger with JAB

On April 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rye Parent Corp., a Delaware corporation (“Rye”), Rye Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rye (“Acquisition Subsidiary”), and JAB Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands (“JAB”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s Board of Directors (the “Company Board”).

The Merger Agreement provides for the merger of Acquisition Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Rye.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock of the Company, par value $0.0001 per share, and each share of Class B common stock of the Company, par value $0.0001 per share (collectively, the “Shares”), issued and outstanding immediately prior to the Effective Time (other than (i) Shares owned by Rye, Acquisition Subsidiary, any affiliate of Rye or Acquisition Subsidiary, or the Company, in each case immediately prior to the Effective Time, and (ii) Shares held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $315.00 in cash (the “Per Share Merger Consideration”), subject to applicable tax withholding. JAB has agreed to guarantee the payment and performance obligations of Rye and Acquisition Subsidiary under the Merger Agreement. In accordance with the Merger Agreement, all unvested stock-based compensation awards that are outstanding as of immediately prior to the Effective Time shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the voting power of the issued and outstanding Shares entitled to vote thereon, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated, (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) of the Company after the date of the Merger Agreement and (iv) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement provides that the Merger Agreement may be terminated by the Company or Rye under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement the Company will be required to pay Rye a termination fee of $215 million.

The Company expects the Merger to close during the thirteen weeks ended September 26, 2017. The Company also expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Additional information about the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2017.

Note 3. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 during the thirteen weeks ended March 28, 2017 on a prospective basis. Prior periods have not been adjusted.

The primary impact of adoption was the recognition of excess tax benefits of $0.3 million as a reduction to the provision for income taxes during the thirteen weeks ended March 28, 2017. Prior to the adoption of ASU 2016-09, this amount would have been recognized as an increase of additional paid-in capital. The adoption of ASU 2016-09 did not have a material impact on the computation of weighted-average diluted shares outstanding during the thirteen weeks ended March 28, 2017. The Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.

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

Note 4. Divestitures

Refranchising Initiative

The following summarizes activity associated with the Company's refranchising initiative recorded in the caption entitled Refranchising loss in the Consolidated Statements of Income for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Lease termination costs and impairment of long-lived assets	$—	$905
Professional fees, severance, and other	—	166
Refranchising loss	$—	$1,071

Note 5. Fair Value Measurements

The following summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 28, 2017:
Cash equivalents	$151	$151	$—	$—
Total assets	$151	$151	$—	$—

Interest rate swaps	$2,304	$—	$2,304	$—
Total liabilities	$2,304	$—	$2,304	$—

December 27, 2016:
Interest rate swaps	$2,216	$—	$2,216	$—
Total liabilities	$2,216	$—	$2,216	$—

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

Note 6. Inventories

Inventories consisted of the following (in thousands):

	March 28, 2017	December 27, 2016
Food:
Fresh dough facilities:
Raw materials	$3,452	$3,697
Finished goods	327	266
Bakery-cafes:
Raw materials	15,076	16,378
Paper goods	3,190	3,434
Total	$22,045	$23,775

Note 7. Other Intangible Assets

The Company recognized a $3.0 million impairment of the Paradise trademark during the thirteen weeks ended March 28, 2017, resulting from the Company's ongoing evaluation of the trademark and the consideration of the conversion of Paradise bakery-cafes to Panera Bread bakery-cafes. The impairment charge was recorded in other (income) expense, net in the Consolidated Statements of Income.

Note 8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 28, 2017	December 27, 2016
Unredeemed gift cards, net	$104,834	$134,291
Capital expenditures	47,597	39,679
Insurance	43,605	41,720
Compensation and related employment taxes	36,312	77,742
Taxes, other than income taxes	23,788	23,269
Advertising	12,335	13,362
Occupancy costs	8,846	9,694
Fresh dough and other product operations	8,055	9,594
Deferred revenue	5,813	6,642
Utilities	5,768	5,057
Loyalty program	3,382	3,239
Other	41,884	44,348
Total	$342,219	$408,637

Note 9. Debt

Long-term debt consisted of the following (in thousands):

	March 28, 2017	December 27, 2016
2014 Term Loan	$100,000	$100,000
2015 Term Loan	277,500	281,250
2017 Term Loan	100,000	—
Borrowings under the 2015 Credit Agreement	—	40,000
2015 Note Payable	7,608	7,608
Aggregate unamortized lender fees and issuance costs	(1,551)	(1,035)
Total carrying amount	483,557	427,823
Current portion of long-term debt	22,106	17,229
Long-term debt	$461,451	$410,594

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

On July 16, 2015, the Company entered into a term loan agreement (the “2015 Term Loan Agreement”) with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2015 Term Loan Agreement provides for an unsecured term loan in the amount of $300 million (the "2015 Term Loan"). The 2015 Term Loan is scheduled to mature on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $1.4 million in connection with the issuance of the 2015 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2015 Term Loan. As of March 28, 2017, $14.7 million of the 2015 Term Loan's carrying amount is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

On February 1, 2017, the Company entered into a term loan agreement (the “2017 Term Loan Agreement”) with Bank of America, N.A., as administrative agent, and other lenders party thereto. The 2017 Term Loan Agreement provides for up to two unsecured drawdowns of a term loan in the aggregate principal amount of up to $200 million (the “2017 Term Loan”). The 2017 Term Loan is scheduled to mature on February 1, 2022, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2017 Term Loan Agreement. The Company incurred lender fees and issuance costs totaling $0.7 million in connection with the issuance of the 2017 Term Loan. The lender fees and issuance costs are being amortized to expense over the term of the 2017 Term Loan. On February 1, 2017, the Company made a $100 million drawdown on the 2017 Term Loan. As of March 28, 2017, $4.9 million of the 2017 Term Loan's carrying amount is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

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

The weighted-average interest rates for the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, were 2.96 percent, 2.60 percent, and 2.19 percent, respectively, for the thirteen weeks ended March 28, 2017. The weighted-average interest rate for both the 2014 Term Loan and 2015 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, was 1.54 percent for the thirteen weeks ended March 29, 2016. As of March 28, 2017, the carrying amounts of the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan approximate fair value as the variable interest rates approximate current market rates (Level 2 inputs).

On July 16, 2015, in order to hedge the variability in cash flows from changes in benchmark interest rates, the Company entered into two forward-starting interest rate swap agreements with an aggregate initial notional value of $242.5 million. On January 9, 2017, the Company entered into consecutive forward-starting interest rate swaps agreements with an initial notional value of $200 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments. See Note 10, Derivative Financial Instruments, for information on the Company's interest rate swaps.

Installment Payment Agreement

On September 15, 2015, the Company entered into a Master Installment Payment Agreement (the “Master IPA”) with PNC Equipment Finance, LLC (“PNC”) pursuant to which PNC financed the Company's purchase of hardware, software, and services associated with new storage virtualization and disaster recovery systems. The Master IPA provides for a secured note payable in the amount of $12.7 million (the “2015 Note Payable”), payable in five annual installments beginning November 1, 2015 and each September 1st thereafter. As of March 28, 2017, there was $7.6 million outstanding under the 2015 Note Payable, and $2.5 million of the 2015 Note Payable is presented as the current portion of long-term debt in the Consolidated Balance Sheets.

Revolving Credit Agreements

On July 16, 2015, the Company entered into a credit agreement (the “2015 Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and each lender from time to time party thereto. The 2015 Credit Agreement provides for an unsecured revolving credit facility of $250 million that will become due on July 16, 2020, subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness or a change of control of the Company, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement provides that the Company may select interest rates under the credit facility equal to, at the Company's option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on the Company’s consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on the Company’s consolidated leverage ratio. As of March 28, 2017, the Company had no loans outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement, 2015 Credit Agreement, and 2017 Term Loan Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require the Company to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of March 28, 2017, the Company was in compliance with all covenant requirements.

Note 10. Derivative Financial Instruments

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

The following table summarizes the Company's interest rate swaps as of March 28, 2017:

Trade Date	Effective Date	Term (in Years)	Initial Notional Amount (in thousands)	Fixed Rate
July 16, 2015	July 11, 2016	4	$100,000	1.75%
July 16, 2015	July 18, 2016	5	$142,500	1.97%
January 9, 2017	May 1, 2017	1	$200,000	1.31%
January 9, 2017	April 30, 2018	9	$187,500	2.37%

The notional amount for the interest rate swap with an effective date of July 18, 2016 decreases quarterly by $1.9 million over the term of the interest rate swap beginning in September 2016. The notional amount for the interest rate swap with an effective date of May 1, 2017 decreases quarterly by $3.3 million from June 2017 to December 2017. Beginning in January 2018, the notional amount decreases by $2.5 million over the remaining term of the interest rate swap. The notional amount for the interest rate swap with an effective date of April 30, 2018 decreases quarterly by $2.5 million over the term of the interest rate swap beginning in June 2018.

The interest rate swaps, which have been designated and qualify as cash flow hedges, are recorded at fair value in the Consolidated Balance Sheets. The following table summarizes the estimated fair value of the Company's interest rate swaps as of March 28, 2017 and December 27, 2016 (in thousands):

Balance Sheet Location	March 28, 2017	December 27, 2016
Accrued expenses	$1,626	$2,078
Other long-term liabilities	678	138
Total	$2,304	$2,216

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

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Net gains (losses) recognized in OCI before reclassifications	$(456)	$(2,743)
Net (gains) losses reclassified from AOCI to earnings	$403	$—

A net of tax loss of approximately $1.0 million is expected to be reclassified from AOCI to earnings within the next twelve months. The Company did not recognize a gain or loss due to hedge ineffectiveness during either of the thirteen weeks ended March 28, 2017 or March 29, 2016.

The Company does not hold or use derivative instruments for trading purposes. The Company does not have any derivatives that are not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Note 11. Stockholders' Equity

Share Repurchase Authorization

On May 19, 2016, the Company's Board of Directors approved a three year share repurchase authorization of up to $600 million of the Company's Class A common stock (the “2016 repurchase authorization”), pursuant to which the Company may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by the Company's Board of Directors at any time. During the thirteen weeks ended March 28, 2017, the Company repurchased 235,936 shares under the 2016 share repurchase authorization, at an average price of $211.89 per share, for an aggregate purchase price of approximately $50.0 million. There was approximately $347.7 million available under the 2016 repurchase authorization as of March 28, 2017.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended March 28, 2017 and March 29, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedging Instruments	Total
March 28, 2017
Net gains (losses), beginning of period	$(2,784)	$(1,340)	$(4,124)
Net gains (losses) recognized in OCI before reclassifications	35	(456)	(421)
Net (gains) losses reclassified from AOCI to earnings	—	403	403
Other comprehensive income (loss), net of tax	35	(53)	(18)
Net gains (losses), end of period	$(2,749)	$(1,393)	$(4,142)

March 29, 2016
Net gains (losses), beginning of period	$(3,486)	$(1,543)	$(5,029)
Net gains (losses) recognized in OCI before reclassifications	569	(2,743)	(2,174)
Net (gains) losses reclassified from AOCI to earnings	—	—	—
Other comprehensive income (loss), net of tax	569	(2,743)	(2,174)
Net gains (losses), end of period	$(2,917)	$(4,286)	$(7,203)

Note 12. Commitments and Contingencies

Lease Obligations

As of March 28, 2017, the Company has guaranteed the operating leases of 98 franchisee locations, which the Company accounted for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the Company's sales of Company-owned bakery-cafes to franchisees, pursuant to which the Company exercised its right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $291.3 million as of March 28, 2017. The obligations from these guarantees will decrease over time as these operating leases expire. The Company has not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by the Company to be insignificant individually, and in the aggregate, based on an analysis of the facts and circumstances of each such lease and each such assignee's performance, and the Company did not believe it was probable that it would be required to perform under any guarantees at the time the guarantees were issued. The Company has not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, the Company agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Understanding contains no admission of wrongdoing. The terms and conditions of the parties’ settlement agreement have received preliminary approval from

California Superior Courts. The Company maintained an appropriate accrual in accrued expenses for this settlement in the Company's Consolidated Balance Sheets as of March 28, 2017.

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

Note 13. Business Segment Information

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

Segment information related to the Company’s three business segments is as follows (in thousands):

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Revenues:
Company bakery-cafe operations	$636,012	$598,784
Franchise operations	40,369	37,852
Fresh dough and other product operations	102,453	95,899
Intercompany sales eliminations	(51,201)	(47,382)
Total revenues	$727,633	$685,153
Segment profit:
Company bakery-cafe operations (1)	$114,973	$99,115
Franchise operations	38,991	36,452
Fresh dough and other product operations	7,327	6,299
Total segment profit	$161,291	$141,866

Depreciation and amortization	$40,555	$36,257
Unallocated general and administrative expenses	47,863	46,782
Pre-opening expenses	1,367	2,196
Interest expense	3,117	1,739
Other (income) expense, net	2,782	(251)
Income before income taxes	$65,607	$55,143
Depreciation and amortization:
Company bakery-cafe operations	$29,572	$27,697
Fresh dough and other product operations	2,689	2,105
Corporate administration	8,294	6,455
Total depreciation and amortization	$40,555	$36,257
Capital expenditures:
Company bakery-cafe operations	$32,874	$34,878
Fresh dough and other product operations	2,732	5,925
Corporate administration	6,723	9,770
Total capital expenditures	$42,329	$50,573

(1)	Includes refranchising losses of $1.1 million for the thirteen weeks ended March 29, 2016.

	March 28, 2017	December 27, 2016
Segment assets:
Company bakery-cafe operations	$902,279	$942,653
Franchise operations	19,042	18,301
Fresh dough and other product operations	86,183	87,199
Total segment assets	$1,007,504	$1,048,153

Unallocated cash and cash equivalents	$153,355	$105,529
Unallocated trade and other accounts receivable	6,059	6,691
Unallocated property and equipment	119,305	117,178
Unallocated deposits and other	5,077	5,285
Other unallocated assets	8,061	18,775
Total assets	$1,299,361	$1,301,611

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

Note 14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Amounts used for basic and diluted per share calculations:
Net income attributable to Panera Bread Company	$42,494	$35,088

Weighted average number of shares outstanding — basic	22,488	24,105
Effect of dilutive stock-based employee compensation awards	136	109
Weighted average number of shares outstanding — diluted	22,624	24,214

Earnings per common share:
Basic	$1.89	$1.46
Diluted	$1.88	$1.45

For each of the thirteen weeks ended March 28, 2017 and March 29, 2016, weighted-average outstanding stock options, restricted stock, and stock-settled appreciation rights of approximately 0.1 million shares were excluded in calculating diluted earnings per share as the exercise price exceeded fair market value and the inclusion of such shares would have been antidilutive.

Note 15. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information (in thousands):

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Cash paid during the period for:
Interest	$2,719	$1,496
Income taxes	4,335	6,621
Non-cash investing and financing activities:
Change in accrued property and equipment purchases	$7,918	$(12,035)
Accrued share repurchases	—	7,465
Asset retirement obligations	84	333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our anticipated growth, operating results, future earnings per share, plans, objectives and the impact of our investments in sales-building initiatives and operational capabilities on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “plan”, “goal”, “target”, “assumption”, “continue”, “intend”, “expect”, “future”, “anticipate”, and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to: the risk that our shareholders do not approve the proposed Merger (as defined below in “Proposed Merger with JAB”); uncertainties as to the timing of the proposed Merger; the conditions to the completion of the proposed Merger may not be satisfied, or the regulatory approvals required for the proposed Merger may not be obtained on the terms expected or on the anticipated schedule; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below in “Proposed Merger with JAB”); the effect of the announcement or pendency of the proposed Merger on our business relationships, operating results, and business generally; risks that the proposed Merger disrupts our current plans and operations and potential difficulties in employee retention as a result of the proposed Merger; risks related to the proposed Merger diverting management’s attention from our ongoing business operations; the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or the proposed Merger; the amount of the costs, fees, expenses and other charges related to the proposed Merger; and those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 27, 2016 and our quarterly reports on Form 10-Q. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. Panera Bread Company and its subsidiaries are referred to as the “Company,” “Panera Bread,” or in the first person notation of “we,” “us,” and “our” in the following discussion.

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

Pending Merger with JAB

On April 4, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Rye Parent Corp., a Delaware corporation, or Rye, Rye Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rye, or the Acquisition Subsidiary, and JAB Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands, or JAB. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by our board of directors. The Merger Agreement provides for the merger of Acquisition Subsidiary with and into the Company, or Merger, with the Company surviving the Merger as a wholly owned subsidiary of Rye. The Merger is expected to close during the thirteen weeks ended September 26, 2017 and is subject to the approval of our stockholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on April 5, 2017 and Note 2, Pending Merger with JAB, in the accompanying unaudited Consolidated Financial Statements.

Executive Summary of Results

Overview

•	Total revenues increased 6.2 percent to $728 million for the thirteen weeks ended March 28, 2017 compared to $685 million for the thirteen weeks ended March 29, 2016.

•	Company-owned comparable net bakery-cafe sales growth of 5.3 percent for the thirteen weeks ended March 28, 2017.

•
Earnings per diluted share for the thirteen weeks ended March 28, 2017 was $1.88 compared to earnings per diluted share of $1.45 for the thirteen weeks ended March 29, 2016. Included in earnings per diluted share for the thirteen weeks ended March 28, 2017 was a benefit related to the redesign of the field manager bonus program of $0.14 per diluted share and an intangible asset impairment charge of $0.09 per diluted share. Included in earnings per diluted share for the thirteen weeks ended March 29, 2016 was an amount reserved for a legal matter of $0.08 per diluted share and charges related to our refranchising initiative of $0.03 per diluted share.

Consolidated Statements of Income Margin Analysis

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in the Consolidated Statements of Income for the periods indicated. Percentages may not add due to rounding:

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Revenues:
Bakery-cafe sales, net	87.4%	87.4%
Franchise royalties and fees	5.5	5.5
Fresh dough and other product sales to franchisees	7.0	7.1
Total revenues	100.0%	100.0%
Costs and expenses:
Bakery-cafe expenses (1):
Cost of food and paper products	28.4%	29.5%
Labor	33.4	32.0
Occupancy	6.7	7.0
Other operating expenses	13.3	14.8
Total bakery-cafe expenses	81.9	83.3
Fresh dough and other product cost of sales to franchisees (2)	85.7	87.0
Depreciation and amortization	5.6	5.3
General and administrative expenses	6.8	7.0
Pre-opening expenses	0.2	0.3
Refranchising loss	—	0.2
Total costs and expenses	90.2	91.7
Operating profit	9.8	8.3
Interest expense	0.4	0.3
Other (income) expense, net	0.4	—
Income before income taxes	9.0	8.0
Income taxes	3.2	2.9
Net income	5.8	5.1
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net income attributable to Panera Bread Company	5.8%	5.1%

(1)	As a percentage of net bakery-cafe sales.

(2)	As a percentage of fresh dough and other product sales to franchisees.

Bakery-cafe Composition

The following table sets forth certain information relating to the number of Company-owned and franchise-operated bakery-cafes for the periods indicated:

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Number of bakery-cafes:
Company-owned:
Beginning of period	902	901
Bakery-cafes opened	10	17
Bakery-cafes closed	(2)	(2)
End of period (1)	910	916
Franchise-operated:
Beginning of period	1,134	1,071
Bakery-cafes opened	3	13
Bakery-cafes closed	(5)	(3)
End of period	1,132	1,081
System-wide:
Beginning of period	2,036	1,972
Bakery-cafes opened	13	30
Bakery-cafes closed	(7)	(5)
End of period (2)	2,042	1,997

(1) Excluded from the number of Company-owned bakery-cafes were six Tatte units as of March 28, 2017 and five Tatte units as of March 29, 2016.
(2) Excluded from the number of total bakery-cafes were 28 catering-only units, referred to as delivery hubs, as of both March 28, 2017 and March 29, 2016.

Comparable Net Bakery-cafe Sales

Comparable net bakery-cafe sales growth for the periods indicated was as follows:

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Company-owned	5.3%	6.2%
Franchise-operated	0.3%	3.3%
System-wide	2.6%	4.7%

Historically, we have disaggregated comparable net bakery-cafe sales growth into change in transactions and change in average check, with change in average check further disaggregated into change in price and change in mix. We refer to this disaggregation method as the “Historical View.” However, we do not believe this view serves investors well, as our business is undergoing structural change in channel mix. Digitally enabled, larger-party sized channels, such as delivery, catering, and Rapid Pick-Up have larger checks and more entrées per transaction and are growing disproportionately more quickly.

To ease the confusion, and to reflect the growth of digitally-enabled, larger party-size channels, we also disaggregate comparable net bakery-cafe sales growth into change in price, change in entrées sold (a measure of customers served), and change in mix. We refer to this disaggregation method as the “Omni-Channel View.”

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Historical View:

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Price	2.0%	2.9%
Mix	1.6%	0.9%
Average check	3.6%	3.8%

Transactions	1.7%	2.4%
Company-owned comparable net bakery-cafe sales growth	5.3%	6.2%

The increase in transactions during the thirteen weeks ended March 28, 2017 was primarily due to momentum from our strategic initiatives and the shift of the Easter holiday from the first fiscal quarter in 2016 to the second fiscal quarter in 2017. Price growth during the thirteen weeks ended March 28, 2017 was 2.0 percent, as retail prices were adjusted in anticipation of labor and food cost inflation. The increase in mix during the thirteen weeks ended March 28, 2017 was primarily due to more entrées per transaction as a result of strategic initiatives.

The following table summarizes the composition of Company-owned comparable net bakery-cafe sales growth for the periods indicated using the Omni-Channel View:

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
Entrée Growth	3.5%	4.0%
Price	2.0%	2.9%
Mix	(0.2)%	(0.7)%
Company-owned comparable net bakery-cafe sales growth	5.3%	6.2%

Entrée growth during the thirteen weeks ended March 28, 2017 reflects the sale of more entrées per transaction through digitally-enabled, larger party-size channels, such as delivery, catering, and Rapid Pick-Up. Price growth during the thirteen weeks ended March 28, 2017 was 2.0 percent, as retail prices were adjusted in anticipation of labor and food cost inflation.

Results of Operations

Revenues

The following table summarizes revenues for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Bakery-cafe sales, net	$636,012	$598,784	6.2%
Franchise royalties and fees	40,369	37,852	6.6%
Fresh dough and other product sales to franchisees	51,252	48,517	5.6%
Total revenues	$727,633	$685,153	6.2%

System-wide average weekly net sales	$50,653	$49,280	2.8%

The growth in total revenues for the thirteen weeks ended March 28, 2017 compared to the same period in the fiscal year ended December 27, 2016, or fiscal 2016, was primarily due to the opening of 76 new bakery-cafes system-wide since March 29, 2016 and the 2.6 percent increase in system-wide comparable net bakery-cafe sales for the thirteen weeks ended March 28, 2017, partially offset by the closure of 31 bakery-cafes system-wide and the refranchising of 27 bakery-cafes since March 29, 2016.

Bakery-cafe sales, net

The following table summarizes net bakery-cafe sales for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Bakery-cafe sales, net	$636,012	$598,784	6.2%
As a percentage of total revenues	87.4%	87.4%

Company-owned average weekly net sales	$53,787	$50,550	6.4%
Company-owned number of operating weeks	11,761	11,811	(0.4)%

The increase in net bakery-cafe sales for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily due to the 5.3 percent increase in Company-owned comparable net bakery-cafe sales for the thirteen weeks ended March 28, 2017 and the opening of 41 new Company-owned bakery-cafes since March 29, 2016, partially offset by the refranchising of 27 bakery-cafes and the closure of 20 Company-owned bakery-cafes since March 29, 2016.

Franchise royalties and fees

The following table summarizes franchise royalties and fees for the periods indicated (dollars in thousands, except for average weekly net sales information):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Franchise royalties	$40,139	$37,372	7.4%
Franchise fees	230	480	(52.1)%
Total	$40,369	$37,852	6.6%
As a percentage of total revenues	5.5%	5.5%

Franchise-operated average weekly net sales	$48,150	$48,206	(0.1)%
Franchise-operated number of operating weeks	14,722	13,978	5.3%

The increase in franchise royalty and fee revenues for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily due to the opening of 35 new franchise-operated bakery-cafes, the refranchising of 27 bakery-cafes since March 29, 2016, and increased information technology service revenues, partially offset by the closure of 11 franchise-operated bakery-cafes since March 29, 2016.

As of March 28, 2017, there were 1,132 franchise-operated bakery-cafes open and we had received commitments to open 160 additional franchise-operated bakery-cafes. The timetables for opening these bakery-cafes are established in the respective Area Development Agreements, or ADAs, with franchisees, which provide for the majority of such bakery-cafes to open within the next five years. An ADA requires a franchisee to develop a specified number of bakery-cafes by specified dates. If a franchisee fails to develop bakery-cafes on the schedule set forth in the ADA, we have the right to terminate the ADA and develop Company-owned bakery-cafes or develop locations through new franchisees in that market. We may exercise one or more alternative remedies to address defaults by franchisees, including not only development defaults, but also defaults in complying with our operating and brand standards and other covenants included in the ADAs and franchise agreements. We may waive compliance with certain requirements included in our ADAs and franchise agreements if we determine such action is warranted under the particular circumstances.

Fresh dough and other product sales to franchisees

The following table summarizes fresh dough and other product sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Fresh dough and other product sales to franchisees	$51,252	$48,517	5.6%
As a percentage of total revenues	7.0%	7.1%

The increase in fresh dough and other product sales to franchisees for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily due to the opening of 35 new franchise-operated bakery-cafes and the refranchising of 27 bakery-cafes since March 29, 2016, partially offset by the closure of 11 franchise-operated bakery-cafes since March 29, 2016.

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

The following table summarizes cost of food and paper products for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Cost of food and paper products	$180,892	$176,685	2.4%
As a percentage of bakery-cafe sales, net	28.4%	29.5%

The decrease in the cost of food and paper products as a percentage of net bakery-cafe sales for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily due to improved leverage from higher comparable net bakery-cafe sales and company-wide cost-saving initiatives.

Labor

The following table summarizes labor expense for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Labor expense	$212,453	$191,562	10.9%
As a percentage of bakery-cafe sales, net	33.4%	32.0%

The increase in labor expense as a percentage of net bakery-cafe sales for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of structural wage increases and increased labor hours to support strategic initiatives, partially offset by improved leverage from higher comparable net bakery-cafe sales.

Occupancy

The following table summarizes occupancy cost for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Occupancy	$42,795	$41,920	2.1%
As a percentage of bakery-cafe sales, net	6.7%	7.0%

The decrease in occupancy costs as a percentage of net bakery-cafe sales for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of improved leverage from higher comparable net bakery-cafe sales.

Other operating expenses

The following table summarizes other operating expenses for the periods presented (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Other operating expenses	$84,899	$88,431	(4.0)%
As a percentage of bakery-cafe sales, net	13.3%	14.8%

The decrease in other operating expenses as a percentage of net bakery-cafe sales for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of a $4.8 million benefit related to the redesign of the field manager bonus program and asset impairment losses recorded during the thirteen weeks ended March 29, 2016.

Fresh dough and other product cost of sales to franchisees

The following table summarizes fresh dough and other product cost of sales to franchisees for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Fresh dough and other product cost of sales to franchisees	$43,925	$42,218	4.0%
As a percentage of fresh dough and other product sales to franchisees	85.7%	87.0%

The decrease in fresh dough and other product cost of sales to franchisees as a percentage of fresh dough and other product sales to franchisees for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of differing profit margins on products we sell to franchisees.

Depreciation and amortization

The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
Depreciation and amortization	$40,555	$36,257	11.9%
As a percentage of total revenues	5.6%	5.3%

The increase in depreciation and amortization as a percentage of total revenues for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of increased depreciation on investments in bakery-cafes and support centers, inclusive of technology, to support ongoing operational initiatives.

General and administrative expenses

The following table summarizes general and administrative expenses for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended		Percentage
	March 28, 2017	March 29, 2016	Change
General and administrative expenses	$49,241	$48,182	2.2%
As a percentage of total revenues	6.8%	7.0%

The decrease in general and administrative expenses as a percentage of total revenues for the thirteen weeks ended March 28, 2017 compared to the same period in fiscal 2016 was primarily the result of a charge for a legal matter in the thirteen weeks ended March 29, 2016 and lower incentive compensation expense for the thirteen weeks ended March 28, 2017, partially offset by increased costs to support ongoing operational initiatives.

Refranchising loss

During the thirteen weeks ended March 29, 2016, we recorded refranchising losses of $1.1 million, which included lease termination costs and professional fees.

Other (income) expense, net

Other (income) expense, net was $2.8 million of expense for the thirteen weeks ended March 28, 2017 compared to $0.3 million of income for the thirteen weeks ended March 29, 2016. Other (income) expense, net for the thirteen weeks ended March 28, 2017 was primarily comprised of an intangible asset impairment charge of $3.0 million and immaterial items. Other (income) expense, net for the thirteen weeks ended March 29, 2016 was comprised of immaterial items.

Liquidity and Capital Resources

Cash and cash equivalents were $153.4 million as of March 28, 2017 compared to $105.5 million as of December 27, 2016. This $47.9 million increase was primarily a result of proceeds from term loan borrowings of $99.5 million and cash generated from operations during the thirteen weeks ended March 28, 2017 of $75.8 million, partially offset by the use of $51.1 million to repurchase shares of our Class A common stock, capital expenditures of $42.3 million, and repayments of borrowings under our revolving credit facility of $40.0 million. We finance our activities through cash flow generated through operations and term loan borrowings. We also have the ability to borrow up to $250 million under our revolving credit facility, as described below. Historically, our principal requirements for cash have primarily resulted from the cost of food and paper products, employee labor, the repurchase of shares of our Class A common stock, and our capital expenditures for the development of new Company-owned bakery-cafes, for maintaining or remodeling existing Company-owned bakery-cafes, for purchasing existing franchise-operated bakery-cafes or ownership interests in other restaurant or bakery-cafe concepts, for developing, maintaining or remodeling fresh dough facilities, and for other capital needs such as enhancements to information systems and other infrastructure to support ongoing operational initiatives.

We had negative working capital of $83.2 million as of March 28, 2017 compared to negative working capital of $136.9 million as of December 27, 2016. The decrease in negative working capital resulted primarily from the previously described increase in cash and cash equivalents of $47.9 million and a decrease in accrued expenses of $66.4 million, partially offset by a decrease in trade and other accounts receivable of $43.9 million. We believe that cash provided by our operations, term loan borrowings, and available borrowings under our existing revolving credit facility will be sufficient to fund our cash requirements for the foreseeable future. We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients.

A summary of our cash flows, for the periods indicated, are as follows (in thousands):

	For the 13 Weeks Ended
Cash provided by (used in):	March 28, 2017	March 29, 2016
Operating activities	$75,761	$82,613
Investing activities	(33,259)	(47,575)
Financing activities	5,324	(116,939)
Net increase (decrease) in cash and cash equivalents	$47,826	$(81,901)

Operating Activities

Cash provided by operating activities was $75.8 million and $82.6 million for the thirteen weeks ended March 28, 2017 and March 29, 2016, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.

Cash provided by operating activities for the thirteen weeks ended March 28, 2017 consisted primarily of net income adjusted for non-cash expenses and a decrease in trade and other accounts receivable, partially offset by a decrease in accrued expenses. The decrease in trade and other accounts receivable was primarily due to a decrease in other receivables due to the timing of the holidays near our fiscal year end. The decrease in accrued expenses was primarily due to the timing of employee compensation payments and a decrease in the balance of outstanding gift cards.

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

Investing Activities

Cash used in investing activities was $33.3 million and $47.6 million for the thirteen weeks ended March 28, 2017 and March 29, 2016, respectively. Investing activities consists primarily of capital expenditures and proceeds from the sale and leaseback of bakery-cafes.

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

	For the 13 Weeks Ended
	March 28, 2017	March 29, 2016
New bakery-cafes	$14,066	$16,274
Existing bakery-cafes	18,808	18,604
Fresh dough facilities	2,732	5,925
Support centers and IT infrastructure	6,723	9,770
Total	$42,329	$50,573

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

Financing Activities

Cash provided by financing activities was $5.3 million for the thirteen weeks ended March 28, 2017. Cash used in financing activities was $116.9 million for the thirteen weeks ended March 29, 2016. Financing activities for the thirteen weeks ended March 28, 2017 consisted primarily of $99.5 million of proceeds from term loan borrowings, partially offset by the use of $51.1 million to repurchase shares of our Class A common stock and repayments of borrowings under our revolving credit facility of $40.0 million. Financing activities for the thirteen weeks ended March 29, 2016 consisted primarily of the use of $114.0 million to repurchase shares of our Class A common stock.

Share Repurchases

On May 19, 2016, our Board approved a three year share repurchase authorization of up to $600 million of our Class A common stock, which we refer to as the 2016 repurchase authorization, pursuant to which we may repurchase shares from time to time on the open market or in privately negotiated transactions and which may be made under a Rule 10b5-1 plan. Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by us as treasury stock. The 2016 repurchase authorization may be modified, suspended, or discontinued by our Board at any time. During the thirteen weeks ended March 28, 2017, we repurchased 235,936 shares of our Class A common stock, at a weighted average price of $211.89 per share, for an aggregate purchase price of approximately $50.0 million under the 2016 share repurchase authorization. As of March 28, 2017, $347.7 million remained available under the 2016 repurchase authorization; however, pursuant to the terms of the Merger Agreement, we will not repurchase shares other than pursuant to the terms of our 2006 Stock Incentive Plan and our 2015 Stock Incentive Plan, which are netted and surrendered as payment for applicable tax withholding in connection with the vesting of restricted stock.

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

The weighted-average interest rates for the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, were 2.96 percent, 2.60 percent, and 2.19 percent, respectively, for the thirteen weeks ended March 28, 2017. The weighted-average interest rate for both the 2014 Term Loan and 2015 Term Loan, including the amortization of lender fees and issuance costs and the impact of the Company's interest rate swaps, was 1.54 percent for the thirteen weeks ended March 29, 2016. As of March 28, 2017, the carrying amounts of the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan approximate fair value as the interest rates approximate current market rates (Level 2 inputs).

Each of the 2014 Term Loan, 2015 Term Loan, and 2017 Term Loan bears interest at a rate equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2014 Term Loan Agreement, 2015 Term Loan Agreement, and 2017 Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries.

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

We may select interest rates under the credit facility equal to, at our option, (1) the Eurodollar rate plus a margin ranging from 1.00 percent to 1.50 percent depending on our consolidated leverage ratio or (2) the highest of (a) the Bank of America prime rate, (b) the Federal funds rate plus 0.50 percent or (c) the Eurodollar rate plus 1.00 percent, plus a margin ranging from 0.00 percent to 0.50 percent depending on our consolidated leverage ratio. Our obligations under the 2015 Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries. The 2015 Credit Agreement allows us from time to time to request that the credit facility be further increased by an amount not to exceed, in the aggregate, $150 million, subject to the arrangement of additional commitments with financial institutions acceptable to us and Bank of America. As of March 28, 2017, we had no loans outstanding under the 2015 Credit Agreement.

The 2014 Term Loan Agreement, 2015 Term Loan Agreement, 2015 Credit Agreement, and 2017 Term Loan Agreement contain customary affirmative and negative covenants, including covenants limiting liens, dispositions, fundamental changes, investments, indebtedness, and certain transactions and payments. In addition, such term loan and credit agreements contain various financial covenants that, among other things, require us to satisfy two financial covenants at the end of each fiscal quarter: (1) a consolidated leverage ratio less than or equal to 3.00 to 1.00, and (2) a consolidated fixed charge coverage ratio of greater than or equal to 2.00 to 1.00. As of March 28, 2017, we were in compliance with all covenant requirements.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our consolidated operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2016, we consider our policies on accounting for revenue recognition, valuation of goodwill, self-insurance, income taxes, lease obligations, and the impairment of long-lived assets to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 27, 2016.

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

Off-Balance Sheet Arrangements

As of March 28, 2017, we have guaranteed the operating leases of 98 franchisee locations, which we account for in accordance with the accounting requirements for guarantees. These guarantees are primarily a result of the sales of Company-owned bakery-cafes to franchisees, pursuant to which we exercised our right to assign the lease for the bakery-cafe but remain liable to the landlord for the remaining lease term in the event of a default by the assignee. These guarantees expire on various dates from July 15, 2020 to February 28, 2049, with a maximum potential amount of future rental payments of approximately $291.3 million as of March 28, 2017. Our obligation from these guarantees will decrease over time as these operating leases expire. We have not recorded a liability for these guarantees because the fair value of these lease guarantees was determined by us to be insignificant individually, and in the aggregate, based on analysis of the facts and circumstances of each such lease and each such assignee's performance, and we did not believe it was probable that we would be required to perform under any guarantees at the time the guarantees were issued. We have not had to make any payments related to any of these guaranteed leases. Applicable assignees continue to have primary liability for these operating leases.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. We adopted ASU 2016-09 during the thirteen weeks ended March 28, 2017 on a prospective basis. Prior periods have not been adjusted.

The primary impact of adoption was the recognition of excess tax benefits of $0.3 million as a reduction to the provision for income taxes during the thirteen weeks ended March 28, 2017. Prior to the adoption of ASU 2016-09, this amount would have been recognized as an increase of additional paid-in capital. The adoption of ASU 2016-09 did not have a material impact on the computation of weighted-average diluted shares outstanding during the thirteen weeks ended March 28, 2017. We also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On January 9, 2017, in order to hedge the variability in cash flows from changes in benchmark interest rates, we entered into consecutive forward-starting interest rate swap agreements with an initial notional value of $200 million. The forward-starting interest rate swaps have been designated as cash flow hedging instruments and effectively convert variable rate term loan borrowings to a fixed rate.

Other than described above, there were no material changes in the thirteen weeks ended March 28, 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter ended March 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2014, a purported class action lawsuit was filed against one of the Company's subsidiaries by Jason Lofstedt, a former employee of one of the Company's subsidiaries. The lawsuit was filed in the California Superior Court, County of Riverside. The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods, and violations of California's Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. In addition, several other purported class action lawsuits based on similar claims and seeking similar relief were filed against the subsidiary: on October 30, 2015 in the California Superior Court, County of San Bernardino by Jazmin Dabney, a former subsidiary employee; on November 3, 2015 in the United States District Court, Eastern District of California by Clara Manchester, a former subsidiary employee; and on November 30, 2015 in the California Superior Court, County of Yolo by Tanner Maginnis, a current subsidiary assistant manager. On May 6, 2016, the parties of all four pending cases reached a Memorandum of Understanding For Three Settlement Classes regarding the class action lawsuits. Under the terms of the agreement, we agreed to pay an immaterial amount to purported class members, plaintiffs' attorneys' fees, Private Attorney General Act payments, and costs of administering the settlement. The Memorandum of Understanding contains no admission of wrongdoing. The terms and conditions of the parties’ settlement agreement have received preliminary approval from California Superior Courts. The Company maintained an appropriate accrual in accrued expenses for this settlement in the Company's Consolidated Balance Sheets as of March 28, 2017.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2016, as filed with the SEC on February 22, 2017, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 28, 2017, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, with the exception of the following:

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed.  These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Merger;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•	litigation relating to the proposed Merger and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares entitled to vote thereon, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or Rye under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Rye a termination fee of $215 million. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by JAB or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $315.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended March 28, 2017, we repurchased Class A common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
December 28, 2016 - January 24, 2017	140,800	$212.02	140,800	$367,877,244
January 25, 2017 - February 28, 2017	99,370	$212.54	95,136	$347,736,729
March 1, 2017 - March 28, 2017	625	$231.58	—	$347,736,729
Total	240,795	$212.28	235,936

(1)
Includes 4,859 shares of Class A common stock surrendered by participants under the Panera Bread Company 2006 Stock Incentive Plan, as amended, as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the participants are repurchased by us pursuant to the terms of such plan and the applicable award agreements and not pursuant to publicly announced share repurchase authorizations.

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

PANERA BREAD COMPANY

Dated:	April 26, 2017	By:	/s/ RONALD M. SHAICH
Ronald M. Shaich
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 26, 2017	By:	/s/ MICHAEL J. BUFANO
Michael J. Bufano
Senior Vice President, Chief Financial Officer
(principal financial officer)

Dated:	April 26, 2017	By:	/s/ MARK D. WOOLDRIDGE
Mark D. Wooldridge
VP, Controller, Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 4, 2017, by and among the Registrant, JAB Holdings B.V., Rye Parent Corp., and Rye Merger Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 5, 2017 and incorporated herein by reference)

3.1
Third Amended and Restated By-laws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A (File No. 0-19253), as filed with the Commission on April 11, 2017 and incorporated herein by reference)

10.1
Term Loan Agreement, dated as of February 1, 2017, by and among the Registrant, as borrower, Bank of America, N.A., as administrative agent and lender and each lender party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on February 7, 2017 and incorporated herein by reference)

10.2
Non-Competition Agreement, dated April 4, 2017, by and between the Registrant and Ronald M. Shaich (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-19253), as filed with the Commission on April 5, 2017 and incorporated herein by reference)

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